Form 10-Q
period 1998-03-31
COOPERATIVE COMPUTING INC /DE/
filed 1998-05-15
CIK 1059103

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from              to
                                        ------------    ---------------

                        COMMISSION FILE NUMBER 333-49389

                           COOPERATIVE COMPUTING, INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                     94-2160013
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

           6207 BEE CAVE ROAD                                   78746
            AUSTIN, TEXAS                                     (Zip Code)
(Address of principal executive offices)

                                 (512) 328-2300
                           (Issuer's telephone number,
                              including area code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 35,220,000 on May 15, 1998

                           COOPERATIVE COMPUTING, INC.
                                      INDEX

                                                                                       PAGE
                                                                                       ----
PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

         Cooperative Computing, Inc.

         Consolidated Balance Sheets as of March 31, 1998 and September 30, 1997         3

         Consolidated Statements of Operations for the three month and six               4
         months ended March 31, 1998 and March 31, 1997

         Consolidated Statements of Cash Flows for the six months ended                  5
         March 31, 1998 and March 31, 1997

         Notes to Consolidated Financial Statements                                      6

ITEM 2.- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                 8
RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                              15

SIGNATURES                                                                              16

                           COOPERATIVE COMPUTING, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,     September 30,
                                                                                        1998            1997
                                                                                     --------------------------
ASSETS                                                                              (Unaudited)
                                                                                     --------------------------
Current Assets:                                                                        (Amounts in thousands)
   Cash and cash equivalents                                                         $        2      $    1,633
   Trade accounts receivable, net                                                        30,835          25,819
    Inventories                                                                           8,505           4,031
    Investment in leases                                                                  2,305           1,735
    Deferred income taxes                                                                 8,340           6,371
    Prepaid expenses and other current assets                                             7,410           7,245
                                                                                     ----------      ----------
             Total current assets                                                        57,397          46,834
Service Parts                                                                             3,517           3,801
Property and equipment, net                                                              12,291          10,355
Long-term investment in leases                                                           13,456          14,378
Capitalized computer software costs, net                                                 33,607          32,569
Databases, net                                                                           18,700          20,688
Deferred financing costs                                                                  5,703           5,436
Other assets                                                                             12,172          11,132
Goodwill, net                                                                           123,557         126,934
Other intangibles                                                                        32,032          34,313
                                                                                     ----------      ----------
             Total Assets                                                            $  312,432      $  306,440
                                                                                     ==========      ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                 $   14,075      $    9,882
    Payroll related accruals                                                             10,106          13,129
    Deferred revenue                                                                      4,808           4,223
    Current portion of long-term debt                                                     2,242           6,436
    Accrued expenses and other current liabilities                                       13,495          12,561
                                                                                     ----------      ----------
               Total current liabilities                                                 44,726          46,231
Long-term debt                                                                          170,079         138,531
Deferred income taxes                                                                    47,407          53,240
Other liabilities                                                                        12,735          14,739
                                                                                     ----------      ----------
                Total liabilities                                                       274,947         252,741
Stockholders' equity:
    Common Stock, par value $.000125, authorized 50,000,000
     shares, issued and outstanding 35,220,000                                                4               4
Additional paid-in capital                                                               88,994          88,994
Retained deficit                                                                        (51,513)        (35,299)
                                                                                     ----------      ----------
Total stockholders' equity:                                                              37,485          53,699
                                                                                     ----------      ----------
Total liabilities and stockholders' equity                                           $  312,432      $  306,440
                                                                                     ==========      ==========

                             See accompanying notes

                           COOPERATIVE COMPUTING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(Amounts in thousands)

                                                                    Three Months Ended                 Six Months Ended
                                                                          March 31,                       March 31,
                                                                 ----------------------------------------------------------
                                                                    1998            1997            1998            1997
                                                                 ----------------------------------------------------------
Revenues:
    Systems                                                      $   16,977      $   11,953      $   34,463      $   17,593
    Customer support and information services                        33,718          14,121          66,101          17,934
    Finance                                                           1,804           1,731           3,850           1,731
                                                                 ----------      ----------      ----------      ----------
Total revenue                                                        52,499          27,805         104,414          37,258
Cost of revenues:
    Systems                                                          12,203           6,502          24,489           8,576
    Services and finance                                             21,609           8,320          42,092          10,325
                                                                 ----------      ----------      ----------      ----------
Total cost of revenues                                               33,812          14,822          66,581          18,901
                                                                 ----------      ----------      ----------      ----------
Gross Margin                                                         18,687          12,983          37,833          18,357
Operating expenses:
    Sales and marketing                                              11,448           4,812          23,257           5,438
    Product development                                               3,842           2,617           8,073           4,561
    General and administrative                                        9,014           2,873          18,183           3,873
    Write-off of in-process research & development                       --          23,100              --          23,100
                                                                 ----------      ----------      ----------      ----------
Total operating expenses                                             24,304          33,402          49,513          36,972
Operating income (loss)                                              (5,617)        (20,419)        (11,680)        (18,615)
Interest expense                                                     (3,471)         (1,239)         (7,096)           (272)
                                                                 ----------      ----------      ----------      ----------

Income (loss) before income taxes                                    (9,088)        (21,658)        (18,776)        (18,887)
Income tax provision (benefit)                                       (2,761)          2,277          (5,659)          2,277
                                                                 ----------      ----------      ----------      ----------
Net Loss before extraordinary charge                                 (6,327)        (23,935)        (13,117)        (21,164)
                                                                 ----------      ----------      ----------      ----------
Extraordinary charge, net of tax of $1,969                            3,017              --           3,017              --
                                                                 ----------      ----------      ----------      ----------
Net Loss                                                         $   (9,344)     $  (23,935)     $  (16,134)     $  (21,164)
                                                                 ==========      ==========      ==========      ==========



Pro forma information:
Historical loss before provision for income taxes. . . . . . . . . .       $ (21,658)       (18,887)
Pro forma provision for income taxes . . . . . . . . . . . . . . . .             866          1,800
                                                                           ---------      ---------
Pro forma net loss . . . . . . . . . . . . . . . . . . . . . . . . .         (22,524)       (20,687)
                                                                           =========      =========




                             See accompanying notes

                           COOPERATIVE COMPUTING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Amounts in thousands)

                                                                                Six Months       Six Months
                                                                                   Ended            Ended
                                                                                March 31, 1998   March 31, 1997
OPERATING ACTIVITIES
Net  (loss)                                                                     $  (16,134)     $  (21,164)
Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation                                                                     2,931           1,256
    Amortization                                                                    22,054           5,384
    Write-off of in-process research and development                                    --          23,100
    Loss on write-off of debt issue costs                                            3,017             222
    Other, net                                                                         (10)            404
    Changes in assets and liabilities, net of effects of business acquired:
        Trade accounts receivable                                                   (3,917)            901
        Inventories                                                                 (4,474)            267
        Investment in leases                                                           352           6,104
        Deferred income taxes                                                       (7,926)          2,280
        Prepaid expenses and other assets                                           (1,178)          7,676
        Accounts Payable                                                             4,193             413
        Deferred revenue                                                               585             551
        Accrued expenses and other current liabilities                              (2,164)         (2,197)
                                                                                ----------      ----------
Net cash provided by (used in) operating activities                                 (2,671)         25,197

INVESTING ACTIVITIES
Acquisition of Triad Systems, net of cash acquired                                                (179,893)
Purchase of property and equipment                                                  (3,358)           (975)
Capitalized computer software costs and databases                                   (6,328)         (6,446)
Equity in earnings (loss) of investments                                               131             (61)
Purchase of service parts                                                             (832)            178
ARISB asset purchase, net of cash acquired                                          (9,000)             --
Other                                                                               (1,021)             --
                                                                                ----------      ----------
Net cash used in investing activities                                              (20,408)       (187,197)

FINANCING ACTIVITIES
Issuance of common stock                                                                --          96,000
Stock issuance costs                                                                                (7,355)
Proceeds from bond issuance                                                        100,000         154,000
Proceeds from credit facility                                                      148,350         (57,095)
Payment on debt facilities                                                        (220,850)             --
Advances from stockholders                                                                             500
Debt issuance costs                                                                 (5,801)         (5,864)
Shareholder distributions                                                               --          (8,650)
Advances from shareholders                                                              --           1,995
Repayments of advances to shareholders                                                  --          (7,584)
Other                                                                                 (251)             --
                                                                                ----------      ----------
Net cash provided by investing activities                                           21,448         165,947
Net increase (decrease) in cash and equivalents                                     (1,631)          3,947
Cash and equivalents, beginning of period                                            1,633           2,388
                                                                                ----------      ----------
Cash and equivalents, end of period                                             $        2      $    6,335
                                                                                ==========      ==========
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest                                                                        $    5,794      $      370
                                                                                ==========      ==========
              Income taxes                                                      $      188              --
                                                                                ==========      ==========

                           COOPERATIVE COMPUTING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 may not be indicative of the results for the year ended September 30, 1998.

Reclassification

         Certain prior period amounts have been reclassified to correspond with current period classification.

2.    DISCOUNTING OF LEASE RECEIVABLES

         Activity in the following servicing liability account (recorded in other liabilities in the Company's balance sheet) is as follows:

                                                        RECOURSE
                                                       OBLIGATION
                                                       ----------
         Balance at September 30, 1997 .............     $ 9,662
         Newly-created liabilities .................       1,728
         Charges and lease write-offs ..............      (2,784)
                                                         -------
         Balance at March 31, 1998 .................     $ 8,606
                                                         =======

3.    INCOME TAXES

         Through February 27, 1997, the Company and its affiliates had elected to be treated as S Corporations under Subchapter S of the Internal Revenue Code of 1986, as amended. As such, federal income taxes were the responsibility of the individual stockholders.

         The pro forma disclosures for the three and six month statements of operations ending March 31, 1997 reflect the adjustments to record provision for income taxes as if the Company had not been an S Corporation.

         The Company recorded an income tax benefit for the quarter ended March 31, 1998 at an effective rate of 30%. The effective rate used to record the income tax benefit in the March 1998 quarter is based on the Company's anticipated results for the year and differs from the pro forma effective rate for the ten-month period ended September 30, 1997 of 7% due primarily to the impact of the write-off of in-process research and development associated with the Triad acquisition. The Company's (provision) benefit for income taxes differs from the amount computed by applying the statutory rate to income before taxes primarily because of permanent differences, state taxes and research and development tax credits.

4.    COMMITMENTS AND CONTINGENCIES

      Licensing Agreement

         The Company has a license which allows it to sublicense a software product that provides quick access to auto repair information. The Company is obligated to a non-refundable minimum annual commitment of $1 million through 2011.

5.    DEBT

      Refinancing of Debt

         On February 10, 1998, the Company consummated the sale of $100 million Senior Subordinated Notes (the "Offering"). Concurrently with the consummation of the Offering, the Company (i) amended and restated its $170 million credit facility (the "Old Credit Facilities") by entering into a new $50 million term loan facility and a new $50 million revolving credit facility and (ii) used the net proceeds from the Offering and the new facilities to repay the Old Credit Facilities. The refinancing of debt resulted in an extraordinary loss of approximately $3 million, net of tax, as a result of the write-off of existing deferred financing costs.

6.    ACQUISITION

         On March 1, 1998, the Company acquired certain assets of ADP Claims Solutions Group, Inc. (ARISB) for total consideration (including the assumption of certain liabilities) of approximately $9.3 million. These assets provide products and services to the automotive recycling industry. The operating results of the acquired company are immaterial to the Company's financial statements.

7.    STOCK OPTION PLAN

         In February 1998, the Board of Directors of the Company gave tentative approval for the implementation of a stock option plan and have reserved 4.8 million shares of the Company's Common Stock for issuance under the plan.

8.    POST ACQUISITION RESERVES

         In connection with the acquisition of Triad, the company assumed approximately $5.2 million of costs to be incurred with the consolidation of Triad's management administration, manufacturing and finance operations with the Company's. Such costs include severance costs for the involuntary termination of certain Triad employees ($4.1 million) and costs associated with a leased building to be vacated as a result of the consolidation.

         The consolidation of the manufacturing operation was completed by March 31, 1998 and the consolidation of the finance operations is expected to be completed by September 30, 1998.

         Total amounts charged to employee severance as of March 31, 1998 were approximately $2.2 million. Total amounts charged to vacated lease accrual were approximately $0.4 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Any forward looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward looking statements.

         The Company is a leading designer, provider and servicer of management information systems and solutions for the automotive parts aftermarket and the hardlines and lumber industry. The automotive parts aftermarket consists of the production, sale and installation of both new and remanufactured parts used in the maintenance and repair of automobiles and light trucks. The hardlines and lumber industry consists of the sale of products for residential and commercial building construction, maintenance and repair and agribusiness. The Company's system offerings are enhanced by extensive information services featuring highly specialized information products and customer support and maintenance services. The Company, through its wholly owned subsidiary Triad Systems Financial Corporation ("Triad Financial"), leases its products to some of its customers under a full-payout, direct financing lease.

         On February 27, 1997, the Company acquired Triad Systems Corporation ("Triad"). The acquisition of Triad (the "Triad Acquisition") was consummated to broaden the Company's presence in the automotive aftermarket and to establish a presence in the hardlines and lumber industry. The Triad Acquisition has been accounted for as a purchase and, accordingly, the results of operations of Triad are included from the date of the acquisition. In accounting for the Triad Acquisition, certain intangible assets were assigned values greater than historic book values, and the amortization of these assets impact the financial statements since the date of the Triad Acquisition. The Company also changed its fiscal year end from November 30, to September 30, in 1997.

         On February 10, 1998, the Company refinanced approximately $149.7 million of indebtedness, primarily acquired during the Triad Acquisition, through the issuance of $100.0 million in 9% Senior Subordinated Notes and the restructuring of an existing $170.0 million Senior Credit Facility into a $50.0 million term loan facility and a $50.0 million revolving line of credit. In addition, on March 1, 1998, the Company acquired certain assets of ADP Claims Solution Group, Inc. (the "ARISB Acquisition") for approximately $9.3 million in total consideration (including the assumption of certain liabilities). This acquisition was funded through the restructured Senior Credit Facility, and the results of operations which are immaterial from the ARISB Acquisition are included from the date of the acquisition.

         As a result of the significant impact on operations due to the Triad Acquisition, the Company changing its fiscal year, and the debt refinancing, the results of operations and financial condition of the Company for the three months and six months ended March 31, 1998 are not directly comparable to corresponding periods in 1997.

         Revenues for the three months ended and six months ended March 31, 1998 were $52.5 million and $104.4 million, respectively. These revenues were $24.7 million and $67.2 million greater than the corresponding periods in 1997. The Company experienced a net loss of $9.3 million for the three months ended March 31, 1998 and a net loss of $16.1 million for the six months ended March 31, 1998, respectively. Both periods include an extraordinary charge of $3.0 million related to the write-off of debt issuance costs associated with the Company's debt prior to the February 10, 1998 refinancing.

REVENUE

         Revenues for the three month period ended March 31, 1998 were $52.5 million compared to $27.8 for the three months ended March 31, 1997, an increase of $24.7 million. Revenues for the six months ended March 31, 1998 were $104.4 million compared to $37.2 million for the six months ended March 31, 1997, an increase of $67.2 million. The increase in revenues is primarily attributed to the Triad Acquisition. Triad had total revenues of $24.8 million and $66.4 million for the two months prior and five months prior to the acquisition, respectively.

         Systems revenues for the three months ended March 31, 1998 increased $5.0 million or 42% to $17.0 million as compared to the corresponding period in 1997, primarily due to the Triad acquisition. Triad had systems revenues of $7.3 million during the two months prior to the acquisition. For the six months ended March 31, 1998, systems revenues increased $16.9 million or 96% to $34.5 million as compared to the corresponding period in 1997. Triad had systems revenues of $21.1 million during the five months prior to the acquisition. In general, the Company has experienced a decline in automotive systems sales due to factors arising from the Company's change in fiscal years and lower headcount in the sales organization. During 1997, the Company closed a substantial amount of automotive systems sales during a year-end push in October and November. Due to the change in fiscal years, these sales which were in the Company's fourth quarter are now in the first quarter of 1997, and the corresponding year-end push took place in August and September, 1997. As a result, these system sales are not included in the Company's results for the six months ended March 31, 1998. Hardlines systems sales have remained relatively flat.

         Revenues from customer support and information services increased $19.6 million or 139% for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, primarily due to the Triad Acquisition. Triad had customer support and information services revenues of $17.1 million during the two months prior to the acquisition. For the six months ended March 31, 1998, customer support and information services revenues increased $48.2 million or 269% over the corresponding period in 1997. Triad had customer support and information services revenue of $43.1 million for the five months prior to the acquisition. In general, the Company has experienced an increase in customer support and information services revenues due to growth in the automotive and hardlines installed base of customers.

         Revenues from financing activities increased $0.1 million to $1.8 million for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and increased $2.1 million to $3.9 million for the six months ended March 31, 1998 as compared to the six months ended March 31, 1997. These increases are a direct result of the financing activities of Triad being included for the entire three month and six month periods ending March 31, 1998.

COST OF REVENUES

         Cost of revenues were $33.8 million and $66.6 million for the three months and six months ended March 31, 1998, respectively, an increase of $19.0 million and $47.7 million over the corresponding periods in 1997. The majority of the increase is due to the Triad Acquisition. Triad had cost of revenues of $15.6 million and $38.3 million for the two months prior and five months prior to the acquisition, respectively. Additionally, the amortization of certain intangible assets acquired in the Triad Acquisition were revalued through purchase accounting increased cost of revenues by $2.6 million and $6.3 million for the three months ended and six months ended March 31, 1998, respectively.

         Cost of systems revenues for the three months ended March 31, 1998 increased $5.7 million or 88% to $12.2 million as compared to the three months ended March 31, 1997, primarily due to the Triad Acquisition. Triad had cost of systems revenues of $4.7 million during the two months prior to the Triad Acquisition. Cost of systems revenues for the six months ended March 31, 1998 increased $15.9 million or 184% to $24.5 million as compared to the corresponding period in 1997. Triad had cost of systems revenues of $12.0 million during the five months prior to the acquisition. The amortization of developed software acquired in the Triad

Acquisition and revalued through purchase accounting increased costs by $2.0 million and $5.1 million for the three months and six months ended March 31, 1998, respectively. As compared to the prior year periods, the Company experienced a decline in margin on systems sales due to product mix in the automotive industry and the underutilization of fixed expenses in manufacturing and installation and training departments.

     Cost of revenues for services and finance for the three months ended March 31, 1998 increased $13.3 million or 160% to $21.6 million as compared to the three months ended March 31, 1997, primarily due to the Triad Acquisition. Triad had cost of revenues for services and finance of $10.9 million during the two months prior to the acquisition. For the six months ended March 31, 1998, cost of revenues for services and finance increased $31.8 million or 309% to $42.1 million as compared to the six months ended March 31, 1997. Triad had cost of revenues for services and finance of $26.4 million for the five months prior to the acquisition. The amortization of information products acquired during the Triad Acquisition and revalued through purchase accounting entries increased costs by $0.6 million and $1.3 million for the three months and six months ended March 31, 1998, respectively. Cost of revenues for customer support services have increased due to increases in the customer base and increased headcount in the hardlines customer support area. Additionally, customer services receives an expense credit on most system sales to offset implementation, installation and training expenses, and therefore low systems sales result in higher customer support cost of goods sold and lower gross margin. Cost of revenues for information services have increased due to the increases in the customer base and the increased amortization of information service products. Increases in cost of revenues for financing are a direct result of the financing activities of Triad being included for the entire three month and six month periods ending March 31, 1998.


EXPENSES AND OTHER INCOME

         Operating expenses for the three months ended March 31, 1998 were $24.3 million, a decrease of $9.1 million over the three months ended March 31, 1997. Operating expenses for the three months ended March 31, 1997 include a $23.1 million write-off of developed software acquired during the Triad Acquisition. The effect of this write-off has been offset by increases in operating expenses due to the Triad Acquisition (including an increase of $2.3 million in amortization of intangible assets acquired in the Triad Acquisition and revalued through purchase accounting adjustments). Triad had operating expenses of $11.4 million during the two months prior to the acquisition. For the six months ended March 31, 1998, operating expenses were $49.5 million, an increase of $12.5 over the corresponding period in 1997. Triad had operating expenses of $27.7 million for the five months prior to acquisition, and the amortization of intangible assets acquired in the Triad Acquisition increased operating expenses by $5.9 million for the six months ended March 31, 1998 as compared to the corresponding period in 1997. Additionally, the annual rent expenses of $2.5 million on the Livermore, California facility acquired in the Triad acquisition and annual wage increases have contributed to an increase in operating expenses.

         Interest and other expenses for the three months and six months ended March 31, 1998 increased $2.2 million and $6.8 million respectively from the corresponding periods in 1997. The increase is primarily due to the increased interest expense on the debt incurred as a result of the Triad Acquisition and the ARISB Acquisition.

         The Company recorded an income tax benefit of $2.8 million and $5.7 million for the three months ended and six months ended March 31, 1998, respectively. The effective tax rate used to record the income tax benefit is based on the Company's anticipated results for the year. For both the three months ended and six months ended March 31, 1997, the Company recorded an income tax provision of $2.2 million. Prior to the Triad Acquisition, the Company elected to be treated as an S Corporation and therefore had no income tax liability. The income tax provision of $2.2 million for the periods ending March 31, 1997 represent the income tax liability for one month of operations and the liability associated with the Company's decision to terminate the S Corporation status. Additionally, the income tax liability for the periods ending March 31, 1997 was impacted by the $23.1 million write-off of in-process research and development associated with the Triad Acquisition. See also note 3 in unaudited Financial Statements for the period ended March 31, 1998.

         On February 10, 1998, the Company refinanced its existing debt. This generated an extraordinary charge of $3.0 million, net of tax of $2.0 million, due to the write-off of debt issuance costs associated with the original debt facilities.

         As a result of the above factors, the Company experienced a net loss of $9.3 million for the three months ended March 31, 1998, a $14.6 improvement over the $23.9 million loss for the three months ended March 31, 1997. For the six months ended March 31, 1998, the Company experienced a net loss of $16.1 million, a $5.0 million improvement over the $21.1 million loss for the six months ended March 31, 1997. Excluding the $23.1 million write-off in the three months ended March 31, 1997, the extraordinary charge of $3.0 million in the three months ended March 31, 1998, and the amortization of intangible assets acquired in the Triad

Acquisition and revalued through purchase accounting, the Company experienced net income of $1.0 million for the three months ended March 31, 1997 compared to net income of $1.6 million for the three months ended March 31, 1997. Excluding these same elements, the Company experienced net income of $1.6 million for the six months ended March 31, 1998 compared to net income of $4.4 million for the six months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1998, the Company had $172.3 million in outstanding indebtedness, an increase of $27.4 million from September 30, 1997. For the six months ended March 31, 1998, net cash used from operations was approximately $2.7 million. This use of cash from operations primarily was driven by $4.5 million for inventory and $3.9 million for accounts receivable. The increase in inventory was primarily due to increased inventory purchases during the consolidation of the Livermore manufacturing operations into the Austin manufacturing facility. The shortfall in systems sales during the first six months and a systems backlog on March 31, 1998 which was approximately $2 million higher than normal also contributed to the increase in inventories. Inventories are expected to return to normal levels over the next two quarters as the consolidation of manufacturing was completed in January, 1998, and backlog is expected to return to normal levels.

         On February 10, 1998, the Company refinanced approximately $149.7 million of indebtedness through the issuance of $100.0 million in 9% Senior Subordinated Notes and the restructuring of an existing $170.0 million Senior Credit Facility into a $50.0 million term loan facility and a $50.0 million revolving line of credit. Debt issuance costs for the refinancing totaled $5.8 million. The Notes require annual interest payments of $9.0 million, and the Company estimates that, based on current debt levels, the restructured Senior Credit Facility will require annual interest payments of $6.3 million. In addition, on March 1, 1998 the Company consummated the ARISB Acquisition for total consideration of approximately $9.3 million which was funded through the Company's revolving credit facility.

         In addition to servicing its debt obligations, the Company requires substantial liquidity for capital expenditures and working capital needs. The Company requires working capital as it funds its customer leasing operations and then periodically liquidates its lease portfolio through discounting arrangements with banks and lending institutions. For the six months ended March 31, 1998, the Company's capital expenditures were $10.5 million which includes $6.3 million for development and maintenance of the Company's software and information service products.

         The Company believes that the cash flow from its operations, together with the amounts available under the companies credit facility, will be sufficient to fund its working capital requirements. The revolving credit facility allows the company to borrow up to $50 million, of which as of March 31, 1998, $21.7 had been borrowed thereunder. The Company's ability to service its debt obligations is subject to future economic conditions and to financial, business, and other factors, many of which are beyond the Company's control.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         Exhibit 27.1 - Financial Data Schedule

         (b)  Reports on Form 8-K

         No reports on Form 8-K have been filed during the three months ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      COOPERATIVE COMPUTING, INC.



Dated:  May 15, 1998                  By:/s/ MATTHEW HALE
                                         ---------------------------------
                                             Matthew Hale
                                             Chief Financial Officer
                                             (Principal financial and chief
                                                accounting officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------
   27.1                  Financial Data Schedule