Form 10-Q
period 1998-06-30
COOPERATIVE COMPUTING INC /DE/
filed 1998-08-14
CIK 1059103

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

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

Yes [x]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 35,220,000 on August 14, 1998

                           COOPERATIVE COMPUTING, INC.
                                      INDEX

                                                                                       PAGE
                                                                                       ----
PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

         Cooperative Computing, Inc.

         Consolidated Balance Sheets as of June 30, 1998 and September 30, 1997                 3

         Consolidated Statements of Operations for the three months and nine                    4
         months ended June 30, 1998 and June 30, 1997

         Consolidated Statements of Cash Flows for the nine months ended                        5
         June 30, 1998 and June 30, 1997

         Notes to Consolidated Financial Statements                                             6

ITEM 2.- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                        8
RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                                     14

SIGNATURES                                                                                     15

                           COOPERATIVE COMPUTING, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                      June 30,     September 30,
                                                                                        1998            1997
                                                                                     --------------------------
ASSETS                                                                              (Unaudited)
                                                                                     --------------------------
Current Assets:                                                                        (Amounts in thousands)
   Cash and cash equivalents                                                         $    3,126      $    1,633
   Trade accounts receivable, net                                                        33,044          25,819
   Inventories                                                                            7,972           4,031
   Investment in leases                                                                   2,514           1,735
   Deferred income taxes                                                                  8,339           6,371
   Prepaid expenses and other current assets                                              6,139           7,245
                                                                                     ----------      ----------
             Total current assets                                                        61,134          46,834
Service Parts                                                                             3,270           3,801
Property and equipment, net                                                              11,803          10,355
Long-term investment in leases                                                           11,317          14,378
Capitalized computer software costs, net                                                 27,536          32,569
Databases, net                                                                           17,299          20,688
Deferred financing costs                                                                  5,783           5,436
Other assets                                                                             11,844          11,132
Goodwill, net                                                                           126,368         126,934
Other intangibles                                                                        30,593          34,313
                                                                                     ----------      ----------
             Total Assets                                                            $  306,947      $  306,440
                                                                                     ==========      ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                 $   15,215      $    9,882
    Payroll related accruals                                                             11,978          13,129
    Deferred revenue                                                                      5,507           4,223
    Current portion of long-term debt                                                     4,203           6,436
    Accrued expenses and other current liabilities                                       13,385          12,561
                                                                                     ----------      ----------
               Total current liabilities                                                 50,288          46,231
Long-term debt                                                                          168,832         138,531
Deferred income taxes                                                                    44,850          53,240
Other liabilities                                                                        11,648          14,739
                                                                                     ----------      ----------
                Total liabilities                                                       275,618         252,741
Stockholders' equity:
Common Stock, par value $.000125, authorized 50,000,000
    shares, issued and outstanding 35,220,000                                                 4               4
Additional paid-in capital                                                               88,994          88,994
Retained deficit                                                                        (57,669)        (35,299)
                                                                                     ----------      ----------
Total stockholders' equity:                                                              31,329          53,699
                                                                                     ----------      ----------
Total liabilities and stockholders' equity                                           $  306,947      $  306,440
                                                                                     ==========      ==========

                             See accompanying notes

                           COOPERATIVE COMPUTING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(Amounts in thousands)

                                                                    Three Months Ended                 Nine Months Ended
                                                                          June 30,                        June 30,
                                                                 ----------------------------------------------------------
                                                                    1998            1997            1998            1997
                                                                 ----------------------------------------------------------
Revenues:
    Systems                                                      $   20,642      $   17,478      $   55,105      $   35,071
    Customer support and information services                        36,699          32,118         102,800          50,052
    Finance                                                           1,909           2,280           5,759           4,011
                                                                 ----------      ----------      ----------      ----------
Total revenue                                                        59,250          51,876         163,664          89,134
Cost of revenues:
    Systems                                                          13,802          12,381          38,025          20,957
    Services and finance                                             23,594          19,755          65,952          30,080
                                                                 ----------      ----------      ----------      ----------
Total cost of revenues                                               37,396          32,136         103,977          51,037
                                                                 ----------      ----------      ----------      ----------
Gross Margin                                                         21,854          19,740          59,687          38,097
Operating expenses:
    Sales and marketing                                              12,276          11,436          35,533          16,874
    Product development                                               3,684           4,170          11,757           8,731
    General and administrative                                       10,347           8,000          28,530          11,873
    Write-off of in-process research & development                       --              --              --          23,100
                                                                 ----------      ----------      ----------      ----------
Total operating expenses                                             26,307          23,606          75,820          60,578
Operating income (loss)                                              (4,453)         (3,866)        (16,133)        (22,481)
Interest expense and other                                           (4,027)         (3,270)        (11,123)         (3,542)
                                                                 ----------      ----------      ----------      ----------

Income (loss) before income taxes and extraordinary charge           (8,480)         (7,136)        (27,256)        (26,023)
Income tax provision (benefit)                                       (2,323)         (1,779)         (7,982)            498
                                                                 ----------      ----------      ----------      ----------
Net Loss before extraordinary charge                                 (6,157)         (5,357)        (19,274)        (26,521)
                                                                 ----------      ----------      ----------      ----------
Extraordinary charge, net of tax of $1,969                               --              --           3,017              --
                                                                 ----------      ----------      ----------      ----------
Net Loss                                                         $   (6,157)     $   (5,357)     $  (22,291)     $  (26,521)
                                                                 ==========      ==========      ==========      ==========



Pro forma information:
Historical loss before provision for income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ (26,023)
Pro forma provision for income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (183)
                                                                                                                  ---------
Pro forma net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ (26,206)
                                                                                                                  =========



                             See accompanying notes

                           COOPERATIVE COMPUTING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Amounts in thousands)

                                                                                Nine Months      Nine Months
                                                                                   Ended            Ended
                                                                               June 30, 1998    June 30, 1997
OPERATING ACTIVITIES
Net  (loss)                                                                     $  (22,291)     $  (26,521)
Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation                                                                     5,171           3,024
    Amortization                                                                    33,183          15,367
    Write-off of in-process research and development                                    --          23,100
    Loss on write-off of debt issue costs                                            3,017             222
    Other, net                                                                          29             241
    Changes in assets and liabilities, net of effects of business acquired:
        Trade accounts receivable                                                   (6,592)         (1,230)
        Inventories                                                                 (3,229)            582
        Investment in leases                                                         2,282           8,755
        Deferred income taxes                                                      (10,482)         (2,308)
        Prepaid expenses and other assets                                              470           8,068
        Accounts Payable                                                             5,333            (815)
        Deferred revenue                                                             1,284             317
        Accrued expenses and other current liabilities                              (1,489)            986
                                                                                ----------      ----------
Net cash provided by operating activities                                            6,686          29,788

INVESTING ACTIVITIES
Acquisition of Triad Systems, net of cash acquired                                      --        (179,893)
Purchase of property and equipment                                                  (4,774)         (2,192)
Capitalized computer software costs and databases                                   (9,986)         (9,652)
Equity in earnings (loss) of investments                                               131             (92)
Purchase of service parts                                                           (1,148)             14
Acquisitions, net of cash acquired                                                  (9,906)             --
Other                                                                               (1,391)             --
                                                                                ----------      ----------
Net cash used in investing activities                                              (27,074)       (191,815)

FINANCING ACTIVITIES
Issuance of common stock                                                                --          96,000
Stock issuance costs                                                                    --          (7,355)
Proceeds from bond issuance                                                        100,000              --
Proceeds from credit facility                                                      207,250         175,450
Payment on debt facilities                                                        (279,036)        (81,302)
Debt issuance costs                                                                 (6,082)         (6,707)
Shareholder distributions                                                               --          (8,650)
Advances from shareholders                                                              --           2,495
Repayments of advances to shareholders                                                  --          (7,584)
Other                                                                                 (251)            (14)
                                                                                ----------      ----------
Net cash provided by financing activities                                           21,881         162,333
Net increase in cash and equivalents                                                 1,493             306
Cash and equivalents, beginning of period                                            1,633           2,388
                                                                                ----------      ----------
Cash and equivalents, end of period                                             $    3,126      $    2,694
                                                                                ==========      ==========
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest                                                                        $    7,553      $    3,576
                                                                                ==========      ==========
              Income taxes                                                      $      188      $       56
                                                                                ==========      ==========

                           COOPERATIVE COMPUTING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1998 may not be indicative of the results for the year ended September 30, 1998.

Reclassification

         Certain prior period amounts have been reclassified to correspond with current period classification.

2.    DISCOUNTING OF LEASE RECEIVABLES

         Activity in the following servicing liability account (recorded in other liabilities in the Company's balance sheet) is as follows:

                                                        RECOURSE
                                                       OBLIGATION
                                                       ----------
         Balance at September 30, 1997 .............     $ 9,662
         Newly-created liabilities .................       2,521
         Charges and lease write-offs ..............      (4,876)
                                                         -------
         Balance at June 30, 1998 ..................     $ 7,307
                                                         =======

3.    INCOME TAXES

         Through February 27, 1997, the Company and its affiliates had elected to be treated as S Corporations under Subchapter S of the Internal Revenue Code of 1986, as amended. As such, federal income taxes were the responsibility of the individual stockholders.

         The pro forma disclosures for the nine month statement of operations ending June 30, 1997 reflect the adjustments to record provision for income taxes as if the Company had not been an S Corporation.

         The Company recorded an income tax benefit for the quarter ended June 30, 1998 at an effective rate of approximately 27% which is based on the Company's anticipated results for the year. The amount of permanent differences, which impact the effective tax rate, are approximately the same for each of the quarters. Therefore, the impact of the permanent differences on the effective tax rate for each quarter of fiscal 1998 varies in relation to the loss before income taxes.

         The Company recorded an income tax provision for the nine months ended June 30, 1998 at an effective tax rate of approximately 29% which is based on the Company's anticipated results for the year. The effective tax rates for the nine months ended June 30, 1998 and June 30, 1997 differ primarily due to the impact of the write-off of in-process research and development associated with the Triad acquisition.

         The Company's (provision) benefit for income taxes differs from the amount computed by applying the statutory rate to income (loss) before income taxes primarily due to the impact of permanent differences and other items as discussed above.

4.    COMMITMENTS AND CONTINGENCIES

      Licensing Agreement

         The Company has a license which allows it to sublicense a software product that provides quick access to auto repair information. The Company is obligated to a non-refundable minimum annual commitment of $1 million through 2011.

         In May, 1998 the Company completed a right sizing project. The Company has accrued costs of approximately $0.8 million at May 31, 1998 associated with severance costs and related fees.

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

6.    STOCK OPTION PLAN

         In February 1998, the Board of Directors of the Company gave tentative approval for the implementation of a stock option plan and has reserved 4.8 million shares of the Company's Common Stock for issuance under the plan.

7.    POST ACQUISITION RESERVES

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

         The consolidation of the manufacturing operation was completed by June 30, 1998 and the consolidation of the finance operations is expected to be completed by September 30, 1998.

         Total amounts charged to employee severance as of June 30, 1998 were approximately $2.3 million. Total amounts charged to vacated lease accrual were approximately $0.6 million.

8.    SUBSEQUENT EVENTS

         The Company's registration statement with respect to the Exchange of registered notes for the notes issued in the Offering was declared effective by the Securities and Exchange Commission on August 7, 1998.

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

         The Company is a leading designer, provider and servicer of management information systems and solutions for the automotive parts aftermarket and the hardlines and lumber industry. The automotive parts aftermarket consists of the production, sale and installation of both new and remanufactured parts used in the maintenance and repair of automobiles and light trucks. The hardlines and lumber industry consists of the sale of products for residential and commercial building construction, maintenance and repair and agribusiness. The Company's system offerings are enhanced by extensive information services featuring highly specialized information products and customer support and maintenance services. The Company, through its wholly owned subsidiary Triad Systems Financial Corporation ("Triad Financial"), leases its products to some of its customers under full-payout, direct financing leases.

         On February 27, 1997, the Company acquired Triad Systems Corporation ("Triad"). The acquisition of Triad (the "Triad Acquisition") was consummated to broaden the Company's presence in the automotive aftermarket and to establish a presence in the hardlines and lumber industry. The Triad Acquisition has been accounted for as a purchase and, accordingly, the results of operations of Triad are included from the date of the acquisition. In accounting for the Triad Acquisition, certain intangible assets were assigned values greater than historic book values, and the amortization of these assets impact the financial statements since the date of the Triad Acquisition. In 1997, the Company also changed its fiscal year end from November 30, to September 30.

         On February 10, 1998, the Company refinanced $149.7 million of indebtedness, primarily incurred in connection with the Triad Acquisition, through the issuance of $100.0 million in 9% Senior Subordinated Notes and the restructuring of an existing $170.0 million Senior Credit Facility into a $50.0 million term loan facility and a $50.0 million revolving line of credit. In addition, on March 1, 1998, the Company acquired certain assets of ADP Claims Solution Group, Inc. (the "ARISB Acquisition") for approximately $9.3 million in total consideration (including the assumption of certain liabilities). This acquisition was funded through the restructured Senior Credit Facility, and the results of operations from the ARISB Acquisition are immaterial and included from the date of the acquisition.

         As a result of the significant impact on operations due to the Triad Acquisition, the Company changing its fiscal year, and the debt refinancing, the results of operations and financial condition of the Company for the nine months ended June 30, 1998 are not directly comparable to the corresponding period in 1997.

         Revenues for the three months ended and nine months ended June 30, 1998 were $59.3 million and $163.7 million, respectively. These revenues were $7.4 million and $74.5 million greater than the corresponding periods in 1997. The Company experienced a net loss of $6.2 million for the three months ended
June 30, 1998 and a net loss of $22.3 million for the nine months ended June 30, 1998.

REVENUE

         Revenues for the three months ended June 30, 1998 were $59.3 million compared to $51.9 million for the three months ended June 30, 1997, an increase of $7.4 million. Revenues for the nine months ended June 30, 1998 were $163.7 million compared to $89.1 million for the nine months ended June 30, 1997, an increase of $74.5 million. The majority of this increase is attributed to the Triad Acquisition. Triad had total revenues of $66.4 million for the five months prior to the acquisition.

         Systems revenues for the three months ended June 30, 1998, increased $3.2 million or 18% to $20.6 million as compared to the three months ended June 30, 1997. The increase in revenues was due to increased sales in both the automotive and hardlines markets. Automotive system sales increased $2.3 million or 27% and hardlines systems sales increased $0.9 million or 10%. Systems revenues for the nine months ended June 30, 1998, increased $20.0 million or 57% to $55.1 million as compared to the nine months ended June 30, 1997, primarily due to the Triad acquisition. Triad had systems revenues of $21.1 million during the five months prior to the acquisition.

         Revenues from customer support and information services increased $4.6 million or 14% for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The ARISB Acquisition accounted for 3.0 million of the increase. The remaining increase in support and services revenues was due to the increased customer base in both the automotive and hardlines industries. For the nine months ended June 30, 1998, revenues from customer support and information services increased $52.7 million or 105% as compared to the nine months ended June 30, 1997. The majority of this increase is due to the effects of the Triad acquisition. Triad had customer support and information services revenues of $43.1 million for the five months prior to the acquisition.

         Revenues from financing activities decreased $0.4 million to $1.9 million for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. For the nine months ended June 30, 1998, revenues from financing activities increased $1.7 million to $5.8 million as compared to the nine months ended June 30, 1997. This increase is a direct result of the financing activities of Triad being included for the entire nine month period ending June 30, 1998.

COST OF REVENUES

         Cost of revenues were $37.4 million for the three months ended June 30, 1998, an increase of $5.3 million over the corresponding period in 1997, primarily the result of increased revenues. Cost of revenues were $104.0 million for the nine months ended June 30, 1998, an increase of $52.9 million over the corresponding period of 1997. The majority of the increase was due to the Triad Acquisition and the increased revenues. Triad had cost of revenues of $38.3 million for the five months prior to the acquisition. Additionally, the nine months ended June 30, 1998 contain an additional five months of amortization of intangible assets acquired in the Triad Acquisition and revalued through purchase accounting. This additional amortization increased cost of revenues by $6.3 million.

         Cost of systems revenues for the three months ended June 30, 1998 increased $1.4 million to $13.8 million as compared to the three months ended June 30, 1997. The increase was due to the increase in systems revenues. Cost of systems revenues for the nine months ended June 30, 1998 increased $17.1 million to $38.0 million as compared to the nine months ended June 30, 1997. Triad had cost of systems revenues of $12.0 million during the five months prior to the acquisition. The additional five months of amortization of internally developed software acquired in the Triad Acquisition and revalued through purchase accounting increased costs by $5.1 million for the nine months ended June 30, 1998.

         Cost of revenues for services and finance for the three months ended June 30, 1998 increased $3.8 million to $23.6 million as compared to the three months ended June 30, 1997. This increase is primarily attributable to increased revenues, particularly those resulting from the ARISB Acquisition. Cost of revenues for services and finance for the nine months ended June 30, 1998 increased $35.9 million to $66.0 million as compared to the nine months ended June 30, 1997, primarily due to the Triad Acquisition. Triad had cost of revenues for services and finance of $26.4 million for the five months prior to the acquisition. The additional five months of amortization of information products acquired during the Triad Acquisition and revalued through purchase accounting entries increased costs by $1.3 million for the nine months ended June 30, 1998. Additionally, cost of revenues for customer support services increased due to increases in the customer base and increased headcount in the hardlines customer support area. Increases in cost of revenues for financing are a direct result of the financing activities of Triad being included for nine month period ending June 30, 1998.

EXPENSES AND OTHER INCOME

     Operating expenses for the three months ended June 30, 1998 were $26.3 million, an increase of $2.7 million over the corresponding period in 1997. During the period, the Company recorded approximately $0.5 million in severance associated with a right sizing which took place on June 1, 1998. Additionally, costs associated with the consolidation of finance and accounting functions in Austin, the startup of the Company's captive travel agency, and increased marketing expenses contributed to the increase. Operating expenses for the nine months ended June 30, 1998 were $75.8 million, an increase of $15.2 million over the corresponding period in 1997. This increase is primarily related to the acquisition of Triad. Triad had operating expenses of $27.7 million for the five months prior to the acquisition. The additional five months of amortization of intangible assets acquired in the Triad Acquisition and revalued through purchase accounting increased operating expenses by $5.9 million for the nine months ended June 30, 1998 as compared to the corresponding period in 1997. Additionally, the annual rent expense of $2.5 million on the Livermore, California facility acquired in the Triad Acquisition and annual wage increases have contributed to an increase in operating expenses. The nine months ended June 30, 1997 include a $23.1 million write-off of developed software acquired during the Triad Acquisition.

     Interest and other expenses for the three months ended June 30, 1998 increased $0.8 million from the corresponding period in 1997. Interest and other expenses for the nine months ended June 30, 1998 were $11.1 million, an increase of $7.6 million from the corresponding period in 1997. The increase was due to the increased interest expense on the debt incurred as a result of the Triad Acquisition and the ARISB Acquisition.

     The Company recorded a benefit for income taxes of $2.3 million and $8.0 million for three months and nine months ended June 30, 1998, respectively. The effective tax rate used to record the benefit for income taxes is based on the Company's anticipated results for the year. For the three months and nine months ended June 30, 1997, the Company recorded an income tax benefit of $1.8 million and an income tax expense of $0.5 million, respectively. Prior to the Triad Acquisition, the Company elected to be treated as an S Corporation and therefore had no federal provision for income taxes. The provision for income taxes of $0.5 million for the nine months ending

June 30, 1997 represents tax expense for four months of operations ended June 30, 1997 and the impact of the termination of the S Corporation election which occurred on February 27, 1997. The effective tax rate for the nine months ended June 30, 1997 was also impacted by the write-off of in-process research and development associated with the Triad acquisition. The effective tax rates for the quarters ended June 30, 1998 and March 31, 1998 are based on anticipated results for the year and differ primarily due to the impact of permanent differences on the effective tax rate in relation to the loss before income taxes. The permanent differences for each of the quarters during fiscal 1998 are approximately the same. See also note 3 in unaudited financial statements for the period ending June 30, 1998.

     On February 10, 1998, the Company refinanced its existing debt. This generated an extraordinary charge of $3.0 million, net of tax of $2.0 million, due to the write-off of debt issuance costs associated with the original debt facilities. This charge is included in the results of operations for the nine months ended June 30, 1998.

     As a result of the above factors, the Company experienced a net loss of $6.2 million for the three months ended June 30, 1998, an increase of $0.8 million from the loss recorded for the three months ended June 30, 1997. For the nine months ended June 30, 1998, the Company experienced a net loss of $22.3 million, a $4.2 million improvement over the $26.5 million loss for the nine months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company had $173.0 million in outstanding indebtedness, an increase of $28.1 million from September 30, 1997. For the nine months ended June 30, 1998, net cash used from operations was approximately $6.4 million. This use of cash from operations primarily was driven by the operating loss for the nine months ended June 30, 1998 coupled with increases in inventories and accounts receivable.

     On February 10, 1998, the Company refinanced $149.7 million of indebtedness through the issuance of $100.0 million in 9% Senior Subordinated Notes (the "Notes") and the restructuring of an existing $170.0 million Senior Credit Facility into a $50.0 million term loan facility and a $50.0 million revolving line of credit. Debt issuance costs for the refinancing totaled $6.1 million. In addition, on March 1, 1998 the Company consummated the ARISB Acquisition for total consideration of approximately $9.3 million which was funded through the Company's revolving credit facility. The Notes require annual interest payments of $9.0 million, and the Company estimates that, based on current debt levels, the restructed Senior Credit Facility will require annual interest payments of $6.3 million.

     In addition to servicing its debt obligations, the Company requires substantial liquidity for capital expenditures and working capital needs. The

Company requires working capital as it funds its customer leasing operations and then periodically liquidates its lease portfolio through discounting arrangements with banks and lending institutions. For the nine months ended June 30, 1998, the Company's capital expenditures were $15.7 million which includes $9.8 million for development of the Company's software and information service products. Additionally, the Company is obligated to a minimum annual commitment of $1.0 million through 2011 for a software license which allows the Company to sublicense software to customers in the automotive industry.

     The Notes and the Senior Credit Facilities impose certain restrictions on the Company's ability to incur additional indebtedness. These restrictions may limit the Company's ability to respond to changes in economic conditions or unanticipated capital investment requirements. The covenants contained in the Notes and Senior Credit Facilities also, among other things, limit the ability of the Company to dispose of assets, repay indebtedness or amend debt instruments, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances and make acquisitions.

     During the three months ended June 30, 1998, the Company completed a right sizing project which is expected to reduce annual operating expenses by approximately $12.0 million. The Company believes that the cash flow from its operations, together with the amounts available under the Company's credit facility, will be sufficient to fund its working capital requirements which include the funding of the Company's customer leasing operations. The revolving credit facility allows the Company to borrow up to $50 million, of which as of June 30, 1998, $22.5 million had been borrowed thereunder. Repayment of the $50.0 million term loan facility begins on June 30, 1999 at a beginning rate of $2.0 million per quarter. All borrowings under the credit facilities are scheduled to be repaid by March 31, 2003. While the Company expects to service these obligations with cash flow from operations, its ability to service its debt obligations is subject to future economic conditions and to financial, business, and other factors, many of which are beyond the Company's control. See "Risk Factors."

IMPACT OF YEAR 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on a recent assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems, the cost of which is not expected to be material in relation to the Company's operations. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company has determined it has minimal exposure to contingencies related to the Year 2000 Issue for the products it has sold.

     The Company plans to utilize internal resources to reprogram or replace and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project by June 30, 1999, which is prior to any anticipated impact on its operating systems. The Company has not established a separate budget for making its internal systems Year 2000 ready, as many of its internal systems have been recently replaced with an enterprise-wide information system believed to be Year 2000 ready and the Company's own products are scheduled to be made ready as part of its ordinary update cycle in a version of products scheduled for release prior to the year 2000.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         Exhibit 27.1 - Financial Data Schedule

         (b)  Reports on Form 8-K

         No reports on Form 8-K have been filed during the three months ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      COOPERATIVE COMPUTING, INC.



Dated:  August 14, 1998               By:  /s/ MATTHEW HALE
                                         ------------------------------------
                                               Matthew Hale
                                               Chief Financial Officer
                                               (Principal financial and chief
                                                  accounting officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------
   27.1                  Financial Data Schedule