Form 10-K405
period 1998-09-30
COOPERATIVE COMPUTING INC /DE/
filed 1998-12-29
CIK 1059103

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 333-49389

                           COOPERATIVE COMPUTING, INC.
             (Exact name of registrant as specified in its charter)

                         DELAWARE                           94-2160013
              (State or other jurisdiction of            (I.R.S. Employer
              incorporation or organization)           Identification No.)

                    6207 BEE CAVE ROAD
                       AUSTIN, TEXAS                        78746
         (Address of principal executive offices)         (Zip Code)

         Registrant's telephone number, including area code: 512/328-2300

         Securities registered pursuant to Section 12(b) of the Act:  NONE

         Securities registered pursuant to Section 12(g) of the Act:  NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes X  No

         Indicate by check mark if disclosure of delinquent filers pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.)

         No established published trading market exists for the Common Stock, par value $0.01 per share, of Cooperative Computing, Inc. All of the outstanding shares of Common Stock, par value $0.01 per share, of Cooperative Computing, Inc. are held by Cooperative Computing Holding Company, Inc.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                  Outstanding at December 28, 1998
                  -----                  --------------------------------
               Common Stock                        1,000 shares
================================================================================

                           FORWARD-LOOKING STATEMENTS

INFORMATION SET FORTH IN THIS ANNUAL REPORT ON FORM 10-K REGARDING EXPECTED OR POSSIBLE FUTURE EVENTS, INCLUDING STATEMENTS OF THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE GROWTH, OPERATIONS, PRODUCTS AND SERVICES AND STATEMENTS RELATING TO FUTURE ECONOMIC PERFORMANCE, IS FORWARD-LOOKING AND SUBJECT TO RISKS AND UNCERTAINTIES. FOR THOSE STATEMENTS, THE COMPANY CLAIMS THE PROTECTION OF THE SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS PROVIDED FOR BY SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON ESTIMATES AND ASSUMPTIONS MADE BY MANAGEMENT OF THE COMPANY, WHICH, ALTHOUGH BELIEVED TO BE REASONABLE, ARE INHERENTLY UNCERTAIN. THEREFORE, UNDUE RELIANCE SHOULD NOT BE PLACED UPON SUCH ESTIMATES AND STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH ESTIMATES OR STATEMENTS WILL BE REALIZED AND IT IS LIKELY THAT ACTUAL RESULTS WILL DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE THE
FOLLOWING: (1) INCREASED COMPETITION; (2) RAPID TECHNOLOGICAL CHANGE; (3) INCREASED COSTS; (4) RISKS ASSOCIATED WITH THE INTRODUCTION OF NEW PRODUCTS AND PRODUCT UPGRADES AND DEPENDENCE ON PROPRIETARY TECHNOLOGY; (5) LOSS OR RETIREMENT OF KEY MEMBERS OF MANAGEMENT; (6) INABILITY OF THE COMPANY TO SUCCESSFULLY INTEGRATE THE OLD CCI AND TRIAD BUSINESSES OR BUSINESSES ACQUIRED IN THE FUTURE AND TO REALIZE ANTICIPATED REVENUE AND COST SAVINGS OPPORTUNITIES;
(7) INCREASES IN THE COMPANY'S COST OF BORROWINGS OR UNAVAILABILITY OF ADDITIONAL DEBT OR EQUITY CAPITAL; AND (8) CHANGES IN GENERAL ECONOMIC CONDITIONS IN THE MARKETS IN WHICH THE COMPANY MAY, FROM TIME TO TIME, COMPETE. MANY OF SUCH FACTORS WILL BE BEYOND THE CONTROL OF THE COMPANY AND ITS MANAGEMENT. IN ADDITION, OTHER FACTORS THAT COULD AFFECT THE FUTURE RESULTS OF THE COMPANY AND COULD CAUSE THOSE RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS ARE DISCUSSED AT GREATER LENGTH UNDER ITEM 1. "BUSINESS" AND ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND APPEAR ELSEWHERE IN THIS ANNUAL REPORT. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS SHOULD NOT BE CONSTRUED AS EXHAUSTIVE, AND THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS TO REFLECT OCCURRENCES OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

                        USE OF TRADEMARKS AND TRADENAMES

Several trademarks and tradenames appear in this Annual Report. CCI, Triad, Automotive Aftermarket Information Highway, ServiceExpert, Series 11, Series 12, Series 14, Eagle, Eagle LS, Ultimate, MarketPace, AdviceLine, RepairSource, ServiceExpert, Prism, J-CON, A-DIS, Telepart, ServiceCat and VISTA are federally registered trademarks of the Company. The Company has a federal trademark application pending with respect to CCI AutoBahn. Other trademarks and tradenames are used in this Annual Report on Form 10-K to identify the entities claiming the marks and names of their products. References herein to Snap-on, TruServ, Ace Hardware, AutoZone, Discount Auto Parts, Pep Boys, Home Depot, Lowe's, Mitchell, Sears, Midas and Aamco mean, respectively, Snap-on Incorporated, Cotter & Company, Ace Hardware Corporation, AutoZone, Inc., Discount Auto Parts, Inc., The Pep Boys -- Manny, Moe & Jack, The Home Depot, Inc., Lowe's Home Centers, Inc., Mitchell Repair Information Company, Sears, Roebuck and Co., Midas International Corporation and Aamco Transmissions, Inc. The Company disclaims proprietary interest in the marks and names of others.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

Cooperative Computing, Inc., a Delaware corporation (hereinafter referred to as the "Company" or "CCI"), is the largest designer, provider and servicer of management information systems and solutions for the automotive parts aftermarket industry and is a leading designer, provider and servicer of management information systems and solutions for the hardlines and lumber industry. The automotive parts aftermarket industry consists of the production, sale and installation of both new and remanufactured parts used in the maintenance and repair of automobiles and light trucks. The hardlines and lumber industry consists of the sale of products for residential and commercial building construction, maintenance and repair, lawn and garden and agribusiness. The system offerings are enhanced by extensive information services featuring specialized database products and by customer support and maintenance services. The revenues associated with these services are of a recurring nature and represented approximately 62% of total revenues in fiscal 1998. The Company's total revenues for the year ended September 30, 1998 were $227.2 million.

The Company's products are designed to improve the operating efficiency and profitability of suppliers and retailers by improving inventory turns and associated gross profits. The Company's products enable users to conduct computerized identification, location and selection of parts, to manage inventory and to obtain sales history and point-of-sale information. In the automotive parts aftermarket industry, interconnectivity throughout the distribution channel is provided by the Company's network of electronically linked customers, which adds to the efficiency and functionality of the Company's products and enhances customer profitability.

The Company is the only provider of industry-specific management information systems and solutions to every level of the wholesale distribution channel in the automotive parts aftermarket, which includes manufacturers, warehouse distributors, parts sales outlets ("PSOs") and service dealers. By servicing all of these levels, the Company has acquired substantial industry knowledge to improve and support the information products and services that are made available to its customers.

COMPANY HISTORY AND OWNERSHIP

As used herein, unless the context otherwise requires, the "Company" represents the combined businesses of Cooperative Computing, Inc., a Texas corporation ("Old CCI"), and Triad Systems Corporation, a Delaware corporation ("Triad").

Old CCI was founded in 1976 by Glenn E. Staats, Ph.D. Old CCI's original customer focus was a diverse segment of businesses, including the automotive parts aftermarket industry. As the automotive parts aftermarket industry began to experience significant growth and moved toward computerization, the Company expanded its automotive parts customer base and developed a wider range of products and services.

Triad was founded in 1973 as a provider of business and management information solutions. Over the years, Triad established a presence in the automotive parts aftermarket industry throughout the United States, Canada, Puerto Rico, and the United Kingdom. Triad also developed a significant presence in the hardlines and lumber industry throughout the United States and Canada. From 1979 until February 27, 1997, Triad was a publicly held company, with its common stock quoted on the Nasdaq National Market.

On February 27, 1997, Old CCI joined with Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") to acquire 100% of the stock of Triad in a leveraged buy-out (the "Triad Acquisition"). Prior to the Triad Acquisition, Old CCI maintained a strong relationship with warehouse distributors and a growing relationship with PSOs and service dealers. The Triad Acquisition was consummated to broaden Old CCI's relationship with PSOs in order to provide a platform to further penetrate the service dealer market and to establish a presence in the hardlines and lumber industry. Since the Triad Acquisition, management of the Company has focused on integrating the strengths of Old CCI and Triad.

On March 1, 1998, the Company acquired certain assets of ADP Claims Solutions Group, Inc. for total consideration (including the assumption of certain liabilities) of approximately $9.3 million (the "ARISB Acquisition"). These assets provide products and services to the automotive recycling industry.

INDUSTRY OVERVIEW

AUTOMOTIVE PARTS AFTERMARKET INDUSTRY

It is estimated that the automotive parts aftermarket industry will generate approximately $200 billion in revenues for goods and services delivered to the United States motoring public in 1998. Historically, industry revenues are divided between the sale of auto parts (approximately 51%) and labor (approximately 49%).

Distribution Channels. There are three distinct vertical distribution channels through which auto parts distribution occurs: the traditional wholesale channel, the retail channel and the new car manufacturer channel. Additionally, within each of these three channels there are varying levels of distribution. In the wholesale channel there are generally four primary levels of distribution: manufacturers, warehouse distributors, PSOs (wholesale PSOs, retailers and new car dealers) and service dealers. Manufacturers supply automotive parts to warehouse distributors, which distribute automotive parts to PSOs, which stock and sell the automobile parts used by service dealers and "do-it-yourself" purchasers. The retail channel is similarly structured, but with fewer intermediaries. In the retail channel, parts flow directly from the manufacturer to the retailer. In turn, the retailer sells directly to the "do-it-yourself" market, as well as to many service dealers. Parts in the new car manufacturer channel are distributed directly from the manufacturer to new car dealers, often through a feeder warehouse. Additionally, new car dealers sell parts to independent service dealers.

    o Wholesale Channel. The wholesale channel is the predominant distribution channel in the automotive parts aftermarket industry. Warehouse distributors sell to service dealers through PSOs. PSOs, which are smaller than warehouse distributors and positioned geographically near the service dealers they serve, are utilized due to the time-critical nature of the repair business and the inability of the service dealer to stock an extensive part selection.

        Historically, the wholesale channel has involved the four distribution levels described above in a three-step process. However, this channel has recently undergone changes, moving toward a two-step distribution process. The two-step process consolidates the warehouse distributor and PSO into an operation that sells directly to service dealers.

        Apart from the shift toward a two-step distribution process, many warehouse distributors have also begun purchasing PSOs. This consolidation improves warehouse distributors' buying power with manufacturers and, therefore, strengthens their competitive position in the market. The Company, as the largest provider of systems and services to the warehouse distributor market, has benefited from the industry consolidation as many warehouse distributors have replaced acquired PSOs' existing systems with the Company's systems.

        Service dealers consist of independent professional dealer/installers and specialized shops affiliated with national chains, such as Midas and Aamco. The service dealer segment has experienced slow consolidation over the last 10 to 15 years. Throughout the 1970s, full service stations providing gasoline, automotive accessories and repairs, and independent repair garages had the largest share of the service dealer market. During the early 1980s, service stations lost market share to general repair national chainstores and specialized shops. However, since the late 1980s, the market share of service stations and independent garages has remained relatively stable.

    o Retail Channel. With over 13,000 retail establishments, the retail channel is highly fragmented. This market has traditionally consisted of "mom and pop" stores and small regional chains that sell to "do-it-yourself" customers. Recently, however, consolidation has begun to alter the retail distribution channel. The larger specialty retailers, such as AutoZone, Discount Auto Parts and Pep Boys, carry a greater number of parts and accessories at more attractive prices than traditional retail outlets and are gaining market share. The management information systems used to communicate between levels in this channel are generally developed internally by the specialty retailers.

    o New Car Manufacturer Channel. The new car manufacturer channel in the United States is dominated by General Motors, Chrysler, Ford, Toyota, Nissan and Honda. New car manufacturers distribute parts through a feeder warehouse to new car dealers. New car dealers purchase information systems from a variety of third party system providers including Reynolds and Reynolds Company, Automatic Data Processing, Inc. and several car manufacturers themselves.

HARDLINES AND LUMBER INDUSTRY

The hardlines and lumber industry consists of the sale of products for residential and commercial building construction, maintenance and repair, lawn and garden, and agribusiness. Management estimates that this industry, comprised primarily of hardware retailers, home centers, lumber and building materials suppliers and manufacturers, agribusiness retailers, lawn and garden retailers and paint retailers, will generate over $150 billion in revenues in 1998.

    o Top 10 Market. The ten largest retailers in the hardlines and lumber industry (the "Top 10") represent approximately 2,600 stores and accounted for approximately 30% of the annual industry sales volume. The Top 10 include mass merchandisers such as Home Depot, Lowe's and Sears. As a result of their size, it is cost effective for the Top 10 to develop and update their own systems, and, therefore, the Top 10 generally do not purchase systems from the Company. The Company believes that the Top 10 generally have driven the need to reduce costs and pursue consolidation strategies throughout the industry. The Top 10 have been able to reduce costs and improve merchandising efficiency through economies of scale and the implementation of automated retail systems. In order to remain competitive, companies outside the Top 10 need to match the merchandising efficiencies of the Top 10 and increase productivity.

    o Top 500 Market. The 500 largest retailers in the hardlines and lumber industry, excluding the Top 10 (the "Top 500"), is estimated to account for approximately 20% of the industries annual sales volume. There are approximately 4,000 stores in this market, of which a majority are lumber and home center businesses. The Top 500 market is fragmented and has experienced consolidation as firms try to compete with the Top 10. In addition, this market has been a significant source of revenues as firms upgrade existing systems and shift from in-house systems to turnkey systems produced by the Company. The Company believes that retailers will continue to upgrade systems as the industry continues to respond to competition and innovation by the Top 10.

    o Top 500+ Market. The hardlines and lumber retailers which do not rank in the Top 500 (the "Top 500+") are typically smaller, independent stores with a niche focus. Management believes that there are approximately 64,000 stores in this market, which accounted for nearly 50% of the industry annual sales volume. This market is extremely fragmented and has experienced limited consolidation. The Company believes that approximately 42% of this market is affiliated with cooperatives, which encourage their members to install computerized point-of-sale systems to more effectively compete with the rest of the industry. The Company believes the largest stores in this segment will continue to represent a large portion of the Company's revenue base as firms computerize in order to protect their niche market positions.

Drivers of Computerization. Computerization within the hardlines and lumber industry has been predominantly driven by the Top 10 which have expanded their business throughout the United States by providing products and services by using a mass merchandising format. As a result of this strategy, hardlines and lumber consumers have been able to purchase products and services cheaper from the Top 10 than was traditionally available. This has driven the Top 500 and the Top 500+ to computerize in order to reduce costs and improve service to maintain their market positions.

PRODUCTS AND SERVICES

The Company's software and systems, together with its database products, provide comprehensive business solutions targeted to its two key markets. The Company provides a different set of standard application programs for each market that includes user options allowing the selective structuring of applications files and reports to meet customers' specific requirements. These software products also allow the Company's customers to access its proprietary databases. Hardware components include central processing units ("CPUs"), disk drives, video display terminals, CD-ROM storage devices, point-of-sale terminals, communication devices, printers and other peripherals. The Company's systems also have communication capabilities allowing users to exchange purchase orders and pricing and inventory information with suppliers and, in some cases, customers.

AUTOMOTIVE PARTS AFTERMARKET SYSTEMS (18.6% OF 1998 REVENUES)

The Company's automotive parts aftermarket products have been designed to provide interconnectivity to all levels of the wholesale distribution channel. This electronic network, which the Company calls the "Automotive Aftermarket Information Highway," enables the automotive parts aftermarket industry to efficiently market parts throughout the distribution channel.

Principal Products

The Company's principal automotive parts aftermarket industry products, based on the level of the distribution channel for which such products are targeted, are as follows:

    o Manufacturer. The Company has one product, CCI AutoBahn, devoted to the needs of manufacturers. CCI AutoBahn is designed to provide connectivity between manufacturers of auto parts and warehouse distributors and enables warehouse distributors and manufacturers to place and confirm orders electronically.

    o Warehouse Distributor. The Company has three products available to meet the needs of warehouse distributors. One of these products, A-DIS, provides applications for the management of large warehouse distributors, handling complex inventory management issues, parts purchasing, product pricing, parts returns management, sales history and complete financial management services. A-DIS is fully connected to CCI AutoBahn, as well as to J-CON, a PSO product, and to ServiceExpert EZ, a service dealer product. A second product, Ultimate, is designed and targeted at regional and local warehouse distributors or at national distributors that primarily service stores in a compact geographic area that are looking to manage multiple locations and inventories on a single system. For independent warehouse distributors that have specialty products and services, the Company's third product, Eclipse, offers the additional flexibility needed for these customers.

    o   Parts Sales Outlet. The Company currently markets three products to
        PSOs: J-CON, Eclipse and Prism. These products all operate on platforms that are assembled and integrated by the Company. J-CON was developed for the management of PSOs that are members of a national account program, trade principally with a single warehouse and are connected to that warehouse by an A-DIS system. J-CON also allows the PSO to connect with service dealers through ServiceExpert EZ. Much like A-DIS, J-CON serves as an inventory management and electronic purchasing tool. Eclipse tracks inventory, performs accounting functions and executes point-of-sale operations such as invoicing and billing. Prism, the newest generation of PSO applications, is designed to meet the needs of both national and independent PSOs as well as PSOs in a two-step distribution process. In addition to its existing product lines, the Company maintains and supports three products that it no longer sells, the Series 11, 12 and 14 products, which account for a significant portion of the Company's installed base of customers.

    o Service Dealer. The Company has two products that it markets to service dealers, including ServiceExpert EZ and PACE, which are all focused to specific segments of the service dealer market. The ServiceExpert EZ family of products is the Company's platform of the future in the service dealer market. These products offer a complete shop management solution which blends the Company's databases, software applications, detailed labor estimates and recommended vehicle service intervals with the latest in workstation technology, incorporating easy-to-use pull-down windows. ServiceExpert EZ creates printed repair estimates, automated work orders and maintains individual vehicle records and histories, enabling users to notify customers of required preventive maintenance and create other special promotions tailored to the service dealers' individual customer base. ServiceExpert EZ can be connected to the Company's PSO and warehouse distributor products to allow parts inquiry and ordering functions in the service dealer's parts supplier network. ServiceExpert EZ can be expanded to include inventory management and can be integrated with general accounting applications. The PACE product is specifically tailored to the Canadian service dealer market and is exclusively marketed in Canada.

HARDLINES AND LUMBER SYSTEMS (16.6% OF 1998 REVENUES)

Principal Products

The Company's hardlines and lumber systems automate inventory control, point-of-sale functions (such as invoicing and billing), payroll, accounting and purchase orders. The Company's principal hardlines and lumber industry products are as follows:

    o Triad Eagle. Triad Eagle blends the power and flexibility of the Company's management information systems with applications and features created to meet the unique needs of lumber and building materials operations. The Triad Eagle system manages the flow of a typical transaction, including estimating, ordering, inventory management, shipping, invoicing and tracking accounts receivable.

    o Triad CSD. The Triad CSD series of systems is designed for mid- to large-sized hardlines and lumber dealers due to its greater power and functionality. Triad CSD allows for product offerings suitable for hardlines and building materials chains with up to 20 stores and $150 million in annual sales.

    o Triad Falcon. Triad Falcon is the Company's recently introduced, next generation product targeted at larger lumber and building material and home center retailers. Triad Falcon provides flexibility in tailoring the system to meet the needs required of individuals, groups, departments and single or multiple store locations.

    o Triad Gemini. The Triad Gemini system was recently acquired and is designed for large hardlines and lumber dealers. Triad Gemini customers represent some of the largest companies in the hardlines and lumber industry. Gemini's largest customer has over 160 locations with revenue exceeding $1 billion and is currently in the Top 10.

    o True Start. The True Start product incorporates the TruServ database product. It is designed as a stand-alone unit but may also be integrated as part of a hardlines system for TruServ members.

CUSTOMER SUPPORT SERVICES (39.1% OF 1998 REVENUES)

The Company's customer support services organization provides service, training and support to the Company's customers. The Company's system owners are principally small business proprietors without the internal staffing or expertise to train users or to maintain computer systems on a consistent basis. These customers require a high level of service, training and support.

The Company typically provides a limited warranty on its systems ranging from 30 to 90 days. The Company also sells a variety of post-sale support programs through its system support agreements, including on-site preventive and remedial maintenance, hardware engineering modifications, depot repair services and daily system operating support by phone. The Company's customers can call the Company's AdviceLine service which gives them access to trained personnel able to perform on-line diagnostics or to field engineers if on-site service is necessary. Virtually all new system customers enter into system support agreements, and most retain such service agreements as long as they own the system. Monthly fees vary with the system size and configuration. The agreements are generally one year in length with 30 to 90 day cancellation notice periods.

The Company offers training for new and existing customers at the facilities of both the Company and its customers. In addition to training in system operations and software enhancements, the Company offers seminars and workshops to assist customers in understanding the capabilities of their systems.

For many of the Company's large automotive warehouse distributor customers, the Company provides information facilities management services. Many of these are facilitated through a limited partnership arrangement. Through these arrangements the Company provides customers with on-site managers and employees experienced in warehouse and store applications to operate the customers' computer facilities.

INFORMATION SERVICES (22.5% OF 1998 REVENUES)

The Company licenses its proprietary databases to its customers in return for a license fee and monthly subscription fees entitling customers to periodic updates. These database products generate recurring revenues through monthly subscription fees and differentiate the Company's products from those of its competitors. The Company currently offers databases to its automotive parts aftermarket industry customers as well as point-of-sale data and analysis to manufacturers in both the automotive parts aftermarket and hardlines and lumber industries.

    o Electronic Catalog. The Company's electronic catalog product provides information relating to over 17 million automobile application parts. This database virtually eliminates the time consuming and cumbersome use of printed catalogs and is designed to increase productivity and accuracy in parts selection and handling. Proprietary software on the Company's warehouse distributor, PSO and service dealer systems enables the user to access the electronic catalog database. Customers use the catalog feature within their warehouse distributor, PSO or service dealer system to identify parts associated with a specific vehicle. The Company charges a monthly subscription fee for its electronic catalog database and provides customers with periodic updates. At September 30, 1998, approximately 10,000 customers had licensed the Company's electronic catalog. Customers are provided updates to the Company's electronic catalog monthly.

    o Interchange. Interchange is a database product that allows the cross reference of original equipment manufacturers part numbers to aftermarket manufacturers part numbers and from one aftermarket supplier to another for the same part. This product, which is sold on a monthly subscription basis enables the warehouse distributor, PSO or service dealer to identify a suitable replacement part when only the part number of the old part is known. Interchange replaces a cumbersome paper-based process that can involve many different catalogs to identify the correct part. Customers are provided updates to the Company's Interchange monthly.

    o Telepricing. The Telepricing service provides electronic price updates directly to the warehouse distributor, PSO or service dealer system for automotive parts following a manufacturer's price change, eliminating a customer's need to input this data manually. Telepricing service customers pay an initial license fee and a monthly subscription fee for this updating service. Customers are provided updates to the Company's Telepricing service daily and weekly.

    o LaborGuide Database. The Company has licensed from Mitchell the LaborGuide database, which provides authorized guidance of labor hours for car repairs. This database, which can be integrated with the Company's PSO systems and the ServiceExpert EZ family of products, is targeted to the approximately 340,000 service dealers in the United States. LaborGuide permits users to comply more easily with regulations in many states that require written estimates of repair costs. The repair functions within LaborGuide have been mapped to the appropriate parts in the electronic parts catalog database, providing for a seamless, efficient process of gathering of parts and labor information by the service dealer in preparing a repair estimate. Customers are provided updates to the Company's LaborGuide database monthly.

    o RepairSource. The Company has a license for the integration and distribution of Mitchell's "Mitchell on Demand" electronic automobile repair information product. The Company has integrated this product into its ServiceExpert EZ system and markets it under the name RepairSource. RepairSource is an electronic database which includes original equipment manufacturers' technical service bulletins, repair information and wiring diagrams specific to each automobile model. This information, coupled with the Company's parts and labor databases, enables a service dealer to easily and quickly prepare a service estimate and associated technical repair instructions for each job. Customers are provided updates to the RepairSource database monthly.

    o Databases for Manufacturers. The Company markets database services to auto parts manufacturers. In addition to the full Telepricing database, manufacturers may select only certain categories of parts, or may choose the Competitive Analysis service, which compares price levels and number of applications to a competitor's product line. The Company's transaction analysis services, MarketPACE for the automotive parts aftermarket and VISTA for the hardlines and lumber industry, report product movement information based on point-of-sale data collected at the independent retail levels in the respective markets. MarketPACE services supply comprehensive point-of-sale information and inventory analysis providing the decision support tools required to increase sales, boost productivity, improve distribution and enhance customer service for warehouse distributors and PSOs. VISTA information services provide product manufacturers with ongoing measurement of brand and item movement with major product classifications using point-of-sale business analysis data from independent hardware stores, home centers and lumber and building materials outlets. Information provided by the MarketPACE and VISTA services give manufacturers insight into how a specific product or brand performs against its competitors and the market in general.

CUSTOMER FINANCING (3.2% OF 1998 REVENUES)

The Company believes that the ability to offer lease financing to its customers shortens the sales cycle by eliminating the need for third party financing and provides a competitive advantage in marketing and promoting the Company's products. The Company offers such financing through its wholly owned subsidiary, Triad Financial. These financing leases are noncancelable with terms from one to six years. At September 30, 1998, Triad Systems Financial Corporation ("Triad Financial") had a portfolio of outstanding leases to over 6,000 customers with a balance of approximately $154 million.

Periodically, lease receivables are sold pursuant to discounting agreements with banks and lending institutions under which available lines were approximately $40.3 million at September 30, 1998. At the time of sale, the Company records the newly-created servicing liabilities (lease servicing obligation and recourse obligation) at their estimated fair value. Gains resulting from the sale of lease receivables are reflected in finance revenue.

The discounting agreements contain restrictive covenants which allow the Company to discount only while in compliance with such covenants. In the event of non-compliance, the banks and lending institutions could assume administrative control (servicing) of the lease portfolio and could discontinue future transactions under the discounting programs. During the year ended September 30, 1998, the Company was in compliance with the covenants, and management believes that it will maintain compliance with such covenants in the foreseeable future.

Pursuant to the discounting agreements, the Company is contingently liable for losses in the event of lessee nonpayment up to stated recourse limits (up to 10% of the aggregate initial proceeds adjusted for certain expenses and payments remitted on the leases) and full recourse on lease receivables discounted that did not meet the bank or lending institutions credit worthiness test. At September 30, 1998, the Company had an immaterial amount of lease receivables discounted that are subject to full recourse.

At September 30, 1998, the contingent liability for leases sold was approximately $27.2 million. The Company provides for the fair value of the recourse obligation based upon an analysis that considers among other things, the credit worthiness of the lease receivable, the recourse provision the lease receivable is subject to and the Company's historical experience, which includes loss recoveries through resale of repossessed systems.

SALES AND MARKETING

The Company markets its products to the automotive parts aftermarket industry through a geographically-based direct sales force and a telesales/telemarketing organization with approximately 120 employees. Incentive pay is a significant portion of the total compensation package for all sales representatives and sales managers. Additionally, the Company leverages its relationships with large warehouse distributors through its National Account Program, in which these accounts resell PSO systems to either company owned stores or to other customers that are closely associated to the warehouse distributor.

Similarly, the Company markets its products and services to the hardlines and lumber industry through a geographically-based direct and telesales/telemarketing sales force of approximately 100 employees. As in the automotive parts sales organization, incentive pay is a significant portion of the total compensation package for all sales personnel.

The Company's marketing approach in the hardlines and lumber industry has been to develop close relationships with key market influencers. This strategy includes obtaining endorsements and developing exclusive relationships, distributor partnerships and other alliances. Currently, the Company enjoys over 40 such relationships in the industry. The goal of this relationship program is to enhance the productivity of the field sales team and create leveraged selling opportunities for system sales, information services and support revenues.

In 1997, the Company entered into a seven year alliance with TruServ that gives the Company an endorsement and computerization responsibility for many of TruServ's approximately 5,800 TruServ stores. Management believes that this approach will make computerization benefits more visible to noncomputerized stores while improving the utilization of previously computerized stores. Ace Hardware and Hardware Wholesalers Inc. also work closely with the Company through a small team of national account managers.


SYSTEM INTEGRATION AND ASSEMBLY

The Company does not manufacture any of the hardware components of its systems, but the Company does assemble and integrate its products with hardware components and software products of third party vendors. As of September 30, 1998, the Company employed approximately 90 employees in its system integration operation.

The Company utilizes a just-in-time inventory system to help ensure that efficient cost controls are in place. The commodity nature of the component business ensures a consistent supply of required components. In addition to the external customer base, the Company's manufacturing facility also produces engineering workstations and personal computers for internal use.

SOFTWARE DEVELOPMENT AND TECHNOLOGY

The Company has approximately 200 copyrights and approximately 130 registered trademarks. The Company attempts to protect its proprietary information in a number of ways. First, the Company distributes its software through licensing agreements, which require licensees to acknowledge the Company's ownership of the software and the confidential nature of the Company's proprietary information. Secondly, all Company personnel are required to assign all rights of such personnel to inventions, patents and confidential information to the Company and to agree to keep confidential and not disclose to third parties the Company's proprietary information. Finally, the Company requires that all other third parties receiving proprietary information of the Company execute a non-disclosure agreement.

CUSTOMERS AND SUPPLIERS

No single customer accounted for more than 10% of the Company's total sales in fiscal 1998. The Company experiences limited customer turnover, with retention rates in excess of 95% on an annual basis. The Company has a significant number of suppliers predominantly associated with its assembly operations. The Company does not obtain more than 10% of its components from a single supplier.

EMPLOYEES

As of September 30, 1998, the Company had approximately 1,800 employees, none of which were represented by unions. The Company has not experienced any labor problems resulting in a work stoppage and believes it has good relations with its employees.

ITEM 2. PROPERTIES.

Other than its Newton, New Jersey facility, the Company does not own any real property. The Company's properties include assembly, software development and data entry facilities and administrative, executive and sales offices. The Company's principal executive offices are located at 6207 Bee Cave Road, Austin, Texas. The Company considers its properties to be modern and well maintained and suitable for their present and intended purposes and adequate for the Company's current level of operations.

Listed below are the principal properties operated by the Company as of September 30, 1998.

                                      APPROX.
                                       SIZE                                                               LEASE
           LOCATION                  (SQ. FT.)                   DESCRIPTION OF USE                     TERMINATION
           --------                  ---------                   ------------------                     -----------
Owned:
  Newton, New Jersey...........         28,000    Administrative; software development                        NA
Leased:
  Livermore, California........        220,000    Divisional executive offices; software                    2002
                                                    development; data entry; sales; administrative
  Austin, Texas................         49,000    Systems integration and assembly                          2002
  Austin, Texas................         36,000    Principal executive offices; software development         2002
  Longford, Ireland............         21,000    Data entry                                                2027
  Austin, Texas................         20,000    Secondary executive offices; finance and                  1999
                                                    accounting
  Pleasanton, California.......         20,000    Administrative; sales                                     1999
  Florence, Alabama............         18,000    Administrative; sales; customer support                   2001
  Austin, Texas................         18,000    Data entry                                                2000
  Denver, Colorado.............         17,000    Administrative; software development                      1999
  Plymouth, Minnesota..........         13,000    Administrative; sales and customer support                1999
  Austin, Texas................         11,000    Administrative                                            1999
  Toronto, Canada..............          8,600    Sales                                                     2002

In addition, the Company has short-term leases on over 100 offices and field service locations in the United States, Canada, the United Kingdom, France and Puerto Rico. The Company has also signed a lease for approximately 57,000 square feet of office space in Austin, Texas and will move its automotive division operations into the new facility in the second quarter of fiscal 1999, consolidating out of Austin facilities with leases expiring in 1999. The Company has leased this facility through January 2006.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operation of the Company. In the opinion of the Company's management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company's results of operations, financial condition or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the Company's securityholders in the Company's fourth fiscal quarter in 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established public trading market for any class of the Company's common equity. All of the Company's common stock is held by Cooperative Computing Holding Company, Inc. ("Holding"). Neither the Company nor Holding paid any dividends in fiscal 1998, nor do they anticipate paying any dividends in the foreseeable future. The Company's ability to pay such dividends is limited by the terms of the Company's Restated Senior Credit Facilities (as hereinafter defined). See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial data of the Company for the years ended November 30, 1994, 1995 and 1996, the ten-month period ended September 30, 1997 and the year ended September 30, 1998. The balance sheet data as of September 30, 1997 and 1998, and the statement of operations data for the year ended November 30, 1996, the ten-month period ended September 30, 1997, and the year ended September 30, 1998 set forth below are derived from the audited consolidated financial statements of Old CCI and the Company included elsewhere herein. The balance sheet data as of November 30, 1996 and the statement of operations data as of November 30, 1995 set forth below are derived from audited consolidated financial statements of Old CCI and the Company not included herein. The selected financial data for the year ended November 30, 1994 and the balance sheet data as of November 30, 1994 and 1995 are derived from unaudited financial statements of Old CCI. The unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for these periods. The selected financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the audited consolidated financial statements of the Company included elsewhere herein.

                                                                         OLD CCI                                 CCI
                                                     -------------------------------------------      -------------------------
                                                                                                       TEN-MONTH
                                                                                                         PERIOD
                                                                 YEAR ENDED NOVEMBER 30,                  ENDED       YEAR ENDED
                                                     -------------------------------------------       SEPTEMBER 30, SEPTEMBER 30,
                                                       1994              1995           1996              1997           1998
                                                     ---------         ---------     -----------      -------------   ---------
STATEMENT OF OPERATIONS DATA:                                                       (Dollars in Thousands)
 Revenues ........................................   $  27,508         $  29,245       $  36,734        $ 140,316     $ 227,221
 Cost of revenues ................................      15,356            16,733          21,857           84,464       143,516
                                                     ---------         ---------       ---------        ---------     ---------
 Gross profit ....................................      12,152            12,512          14,877           55,852        83,705
 Sales and marketing .............................       1,773             2,061           2,038           28,161        49,197
 Product development .............................       6,768             7,485           8,347           11,890        15,401
 General and administrative ......................       3,311             2,675           2,992           19,929        37,643
 Write off of purchased in-process research
  and development ................................          --                --              --           23,100            --
                                                     ---------         ---------       ---------        ---------     ---------
 Total operating expenses ........................      11,852            12,221          13,377           83,080       102,241
 Operating income (loss) .........................         300               291           1,500          (27,228)      (18,535)
 Interest expense ................................          --                --              --            8,403        15,868
 Other income (expense), net .....................          --               414           4,231(1)           443           766
                                                     ---------         ---------       ---------        ---------     ---------
 Income (loss) before income taxes and
  extraordinary charge ...........................         300               705           5,731          (35,188)      (33,637)
 Income tax benefit ..............................          --                --              --            1,001         8,731
                                                     ---------         ---------       ---------        ---------     ---------
 Income (loss) before extraordinary charge .......         300               705           5,731          (34,187)      (24,906)
 Extraordinary charge, net of taxes ..............          --                --              --               --         3,017
                                                     ---------         ---------       ---------        ---------     ---------
 Net income (loss) ...............................   $     300         $     705       $   5,731        $ (34,187)    $ (27,923)
                                                     =========         =========       =========        =========     =========
UNAUDITED PRO FORMA INFORMATION:(2)
 Historical income (loss) before provision
  for income taxes ...............................   $     300         $     705       $   5,731        $ (35,188)
 Pro forma income tax (provision) benefit ........         (73)             (157)         (1,931)           2,392
                                                     ---------         ---------       ---------        ---------
 Pro forma net income (loss) .....................   $     227         $     548       $   3,800        $ (32,796)
                                                     =========         =========       =========        =========

BALANCE SHEET DATA (AT END OF PERIOD):
 Cash and cash equivalents .......................   $   2,716         $   1,415       $   4,004        $   1,633     $   1,159
 Working capital (deficit) .......................      (1,271)           (2,231)         (3,490)             603         6,101
 Total assets ....................................      13,807            16,115          18,763          307,940       300,849
 Total debt, including current maturities ........       4,389(3)          5,089(3)        5,089(3)       144,967(4)    183,318(4)
 Stockholders' equity ............................       5,124             5,273           5,227           53,699        25,363

    (1) Included in other income, net, are net gains of $3.4 million related to settlement of two breach of contract lawsuits recognized by Old CCI.

    (2) Concurrent with the Triad Acquisition, Old CCI terminated its S Corporation status. The unaudited pro forma (provision) benefit for income taxes computes the tax as if Old CCI and CCI had been subject to corporate income tax for the entire period.

    (3)  Consists of advances from stockholders repaid during fiscal 1997.

    (4) Total debt does not include any amounts relating to lease receivables that have been sold by the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the audited historical consolidated financial statements and notes thereto, which are included elsewhere herein.

On February 27, 1997, the Company consummated the Triad Acquisition. The Triad Acquisition has been accounted for as a purchase and, accordingly, the results of operations of Triad are included in the consolidated financial statements from the date of the Triad Acquisition. In accounting for the Triad Acquisition, certain intangible assets were assigned values greater than historic book values, and the amortization of these assets impact the financial statements since the date of the Triad Acquisition.

On February 10, 1998, the Company refinanced approximately $149.7 million of indebtedness, primarily incurred in connection with the Triad Acquisition, through the issuance of $100.0 million of 9% Senior Subordinated Notes (the "Old Notes") due 2008 and the restructuring of an existing $170.0 million Senior Credit Facility into a $50.0 million term loan facility and a $50.0 million revolving credit facility ("Restated Senior Credit Facilities"). The Old Notes were issued subject to an exchange and registration rights agreement, pursuant to which the Company filed a registration statement on April 4, 1998 and subsequently exchanged the Old Notes for identical registered 9% Senior Subordinated Notes due 2008 (together with the Old Notes, the "Notes").

On March 1, 1998, the Company consummated the ARISB Acquisition for approximately $9.3 million in total consideration (including the assumption of certain liabilities). This acquisition was funded through the Restated Senior Credit Facilities, and the results of operations from the ARISB Acquisition, which are immaterial, are included in the consolidated financial statements from the date of the acquisition.

As a result of the significant impact on operations of the Triad Acquisition, the debt restructuring on February 10, 1998, the ARISB Acquisition, and the Company changing its fiscal year end from November 30 to September 30 in 1997, resulting in a ten-month fiscal year for 1997, the results of operations for fiscal 1997 and fiscal 1998 are not directly comparable to corresponding future and prior periods.

GENERAL

The Company is the largest designer, provider and servicer of management information systems and solutions for the automotive parts aftermarket industry and is a leading designer, provider and servicer of management information systems and solutions for the hardlines and lumber industry. The automotive parts aftermarket industry consists of the production, sale and installation of both new and remanufactured parts used in the maintenance and repair of automobiles and light trucks. The hardlines and lumber industry consists of the sale of products for residential and commercial building construction, maintenance and repair and agribusiness. The Company's system offerings are enhanced by extensive information services featuring highly specialized database products and customer support and maintenance services. These products and services are designed to significantly improve the profitability of the Company's customers and, in turn, provide the Company with a stable customer base as well as a receptive market for new products. The revenues associated with customer support and information services are of a recurring nature and represented approximately 62% of total revenues in fiscal 1998. The Company's total revenues for the year ended September 30, 1998 were $227.2 million.

HISTORICAL RESULTS OF OPERATIONS

Year Ended September 30, 1998 Compared to Ten Months Ended September 30, 1997

Revenues for the year ended September 30, 1998 were $227.2 million compared to $140.3 million for the ten months ended September 30, 1997, an increase of $86.9 million or 62%. The majority of this increase is attributable to the acquisition of Triad, which had total revenues $66.4 million for the five months prior to the acquisition in 1997. The ARISB Acquisition accounted for $7.3 million of the increase and the remaining increase was due to increases in recurring customer services and information services revenues and the effect of the shorter comparison period in 1997.

Systems revenues for the year ended September 30, 1998, increased $24.8 million or 45% to $79.9 million as compared to the ten months ended September 30, 1997, primarily due to the Triad Acquisition and the effect of the shorter comparison period in 1997. Triad had systems revenues of $21.1 million during the five months prior to the acquisition.

Revenues from customer support services and information services which are recurring in nature increased $60.3 million or 76% to $140.0 million for the year ended September 30, 1998 as compared to the ten months ended September 30, 1997. The majority of this increase is due to the acquisition of Triad, which had customer support services and information services revenues of $43.1 million for the five months prior to the acquisition in 1997. Additionally, the ARISB Acquisition accounted for $7.3 million of the increase. The remaining increase in revenues primarily was due to the shorter comparison period in 1997 and increases in hardlines customer support services and information services revenues. The increase in customer support services revenues was driven by systems sales to new customers, and the increase in information services revenues was driven by increases in sales of point-of-sale information within the hardlines industry.

Revenues from financing activities increased $1.7 million to $7.3 million for the year ended September 30, 1998 as compared to the ten months ended September 30, 1997. This increase is primarily a result of the financing activities acquired in the Triad Acquisition being included for the entire twelve month period ending September 30, 1998 versus seven months in the previous year.

Cost of revenues were $143.5 million for the year ended September 30, 1998 compared to $84.5 million for the ten months ended September 30, 1997, an increase of $59.0 million or 70%. The majority of the increase was due to the acquisitions of Triad and ARISB, the shorter comparison period for 1997, and increased revenues. Triad had cost of revenues of $38.3 million for the five months prior to the acquisition in 1997. Additionally, the additional five months of amortization of intangible assets acquired in the Triad Acquisition and revalued through purchase accounting increased cost of revenues by $6.3 million for the year ended September 30, 1998. The ARISB Acquisition accounted for $5.4 million of the increase in cost of revenues.

Cost of systems revenues for the year ended September 30, 1998 increased $19.1 million to $54.3 million as compared to the ten months ended September 30, 1997, primarily due to the Triad Acquisition and associated purchase accounting and the shorter comparison period for 1997. Triad had cost of systems revenues of $12.0 million during the five months prior to the acquisition, and the additional five months of amortization of developed software acquired in the Triad Acquisition and revalued through purchase accounting increased costs by $5.1 million for the year ended September 30, 1998.

Cost of revenues for services and finance for the year ended September 30, 1998 increased $39.9 million to $89.2 million as compared to the ten months ended September 30, 1997. The acquisitions of Triad and ARISB and the shorter comparison period for 1997 accounted for the majority of the increase. Triad had cost of revenues for services and finance of $26.4 million for the five months prior to the acquisition in 1997. The additional five months of amortization of intangible assets acquired during the Triad Acquisition and revalued through purchase accounting entries increased costs by $1.2 million for the year ended September 30, 1998. The ARISB Acquisition also increased cost of services revenues by $5.4 million.

Cost of revenues for customer services and information services have increased due to increased revenues, driven by the shorter comparison period in 1997 and growth in the installed customer base, primarily within the hardlines industry. As a percentage of revenues, cost of revenues for customer services has increased as the Company has invested in additional headcount in the customer services area in order to improve customer response times. Additionally, growth in revenues from customer training and education services, which carry a lower gross margin, have contributed to this increase as well.

Operating expenses for the year ended September 30, 1998 were $102.2 million, an increase of $19.2 million over the ten months ended September 30, 1997. This increase primarily is related to the Triad Acquisition. Triad had operating expenses of $27.7 million for the five months prior to acquisition, and the additional five months of amortization of intangible assets acquired and revalued in the Triad Acquisition increased operating expenses by $5.9 million. The operating expenses for the ten months ended September 30, 1998 include $23.1 million write-off of purchased in-process research and development acquired during the Triad Acquisition.

Product development expenses for the year ended September 30, 1998 increased $3.5 million to $15.4 million as compared to the ten months ended September 30, 1998, primarily due to the Triad Acquisition and the shorter comparison period. Triad had product development expenses of $4.1 million for the five months prior to the acquisition in 1997. Sales and marketing expenses for the year ended September 30, 1998 increased $21.0 million to $49.2 million as compared to the ten months ended September 30, 1998, primarily due to the Triad Acquisition and the shorter comparison period. Triad had sales and marketing expenses of $18.8 million for the five months prior to the acquisition in 1997. General and administrative expenses for the year ended September 30, 1998 increased $17.7 million to $37.6 million as compared to the ten months ended September 30, 1997, primarily due to the Triad Acquisition and the shorter comparison period. Triad had general and administrative expenses of

$4.8 million for the five months prior to the acquisition in 1997, and the amortization of intangible assets acquired in the Triad Acquisition and revalued through purchase accounting increased general and administrative costs by $5.9 million. The remaining increase in general and administrative expenses is due to the shorter comparison period in 1997 and expense increases due to a number of factors, including the consolidation of the Triad and ARISB finance functions to Austin, Texas, the acquisition of ARISB, an increase in rent expense on the Livermore, California facility, and investments in staffing, infrastructure, and communications to support the Company's internal information systems.

Interest expense for the year ended September 30, 1998 was $15.9 million, an increase of $7.5 million from the ten months ended September 30, 1997. The increase was due to the increased interest expense generated by the additional five months of interest from the debt incurred from the Triad Acquisition and the additional debt incurred during 1998. Other income for the year ended September 30, 1998 was $0.8 million, a $0.4 million increase over the ten months ended September 30, 1997.

The Company recorded an income tax benefit attributable to continuing operations of $1.0 million and $8.7 million for the ten months ended September 30, 1997 and year ended September 30, 1998, respectively. Additionally, the Company recorded an income tax benefit of $2.0 million related to the extraordinary charge for the year ended September 30, 1998. Prior to the Triad Acquisition, the Company elected to be treated as an S Corporation. As such, the Company's taxable income was included in the individual income tax returns of its stockholders. The effect of the termination of S Corporation status was to recognize a non-recurring charge of $2.4 million. The difference in benefit recognized for the periods ended September 30, 1997 and 1998 was impacted primarily by the $23.1 million write-off of in-process research and development associated with the Triad Acquisition in 1997.

On February 10, 1998, the Company refinanced its existing debt resulting in an extraordinary charge of $3.0 million, net of a tax benefit of $2.0 million, due to the write-off of debt issuance costs associated with the original debt facilities. Such charge is included in the results of operations for the year ended September 30, 1998.

As a result of the above factors, the Company experienced a net loss of $27.9 million for the year ended September 30, 1998, an improvement of $6.3 million from the loss recorded for the ten months ended September 30, 1997. Excluding income tax benefits, the $3.0 million extraordinary charge in 1998, the additional five months of amortization in 1998 of the intangible assets acquired during the Triad Acquisition and revalued through purchase accounting, and the $23.1 million write-off in 1997 of developed software acquired in the Triad Acquisition, the Company's loss for the year ended September 30, 1998 would have been $21.3 million compared to $12.1 million for the ten months ended September 30, 1997, primarily due to the $7.2 million increase in interest expense.

Ten Months Ended September 30, 1997 Compared to Year Ended November 30, 1996

Revenues for the ten months ended September 30, 1997 were $140.3 million compared to $36.7 million for the year ended November 30, 1996, an increase of $103.6 million or 282%. The Triad Acquisition accounted for essentially all of the increase. Excluding the Triad Acquisition, CCI's revenues decreased $0.7 million to $36.0 million in the ten months ended September 30, 1997. The Company minimized the effect of the shorter period through an increase in system sales to national accounts and in information services revenue.

Cost of revenues for the ten months ended September 30, 1997 were $84.5 million (or 60% of revenues) compared to $21.9 million (or 60% of revenues) for the year ended November 30, 1996. The effects of the Triad Acquisition accounted for $66.7 million, essentially all of the increase. Excluding the effects of the Triad Acquisition, cost of revenues decreased from $21.9 million (or 60% of revenues) for the year ended November 30, 1996 to $17.8 million (or 50% of revenues) for the ten months ended September 30, 1997. The decrease in the absolute dollar amount is due primarily to the shorter comparison period. The decrease in the cost of revenues as a percentage of revenue is due to a combination of an increase in sales of products serving warehouse distributors which carry a lower percentage cost of revenues and the additional information services revenues which carry low incremental costs.

Operating expenses (excluding the effects of the non-recurring charge) for the ten months ended September 30, 1997 were $60.0 million compared to $13.4 million for the year ended November 30, 1996, an increase of $46.6 million or 348% due primarily to the effects of the Triad Acquisition. Operating expenses excluding the Triad Acquisition decreased $0.5 million to $12.9 million primarily due to the shorter period.

The $23.1 million charge for purchased in-process research and development was a charge to expense resulting from the value assigned to certain software development activities in process at Triad which did not qualify for capitalization in the purchase price allocation.

Interest expense of $8.4 million for the ten months ended September 30, 1997 is due to interest expenses related to debt incurred in order to effect the Triad Acquisition. Interest expense for the year ended November 30, 1996 was zero.

Other income for the ten months ended September 30, 1997 was $0.4 million compared to $4.2 million for the year ended November 30, 1996, a decrease of $3.8 million due primarily to the favorable settlement of two breach of contract lawsuits in 1996.

The pro forma income tax (provision) benefit reflects the estimated corporate income taxes as if CCI and Old CCI had not elected S Corporation status. See
Note 13 to the audited consolidated financial statements of the Company included elsewhere herein.

CCI's net loss was $34.2 million for the ten months ended September 30, 1997, compared to net income of $5.7 million for the year ended November 30, 1996. Excluding the Triad Acquisition, net income was $2.2 million, a decrease of $3.5 million from the previous period, primarily due to a provision for income taxes resulting from the termination of the Company's S Corporation status concurrently with the Triad Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had $183.3 million in outstanding indebtedness, an increase of $38.4 million from September 30, 1997. For the year ended September 30, 1998, net cash provided by operations was $2.3 million. Cash provided from operations was impacted adversely by a $10.9 million increase in accounts receivable and a $9.6 million decrease in accrued expenses and other liabilities, net of the effect of acquisitions. The increase in accounts receivable was partially due to the strong systems sales during the last two months of the year which caused accounts receivable to increase approximately $6.0 million, disruption in the collections process due to the transition of accounting functions acquired with the Triad and ARISB acquisitions to Austin, and an approximate 10% decrease in sales financed by leases which could be sold through arrangements with banks and lending institutions. The decrease in accrued expenses and other liabilities was primarily due to decreases in accrued compensation, tax-related liabilities, accrued severance expenses for the consolidations of accounting and manufacturing which were substantially completed in 1998, and lease loss reserves. Cash flow was also negatively affected by a $2.0 million increase in inventories and a $1.6 million increase in investment in leases which were offset by a $6.4 million increase in accounts payable, net of the effect of acquisitions.

On February 10, 1998, the Company refinanced approximately $149.7 million of indebtedness through the issuance of $100.0 million in Notes and the restructuring of an existing $170.0 million Senior Credit Facility into a $50.0 million term loan facility and a $50.0 million revolving credit facility. The Notes require semi-annual interest payments of $4.5 million, and the Company estimates that, based on current debt levels, the Restated Senior Credit Facilities will require annual interest payments of $7.5 million.

In addition to servicing its debt obligations, the Company requires substantial liquidity for capital expenditures and working capital needs. The Company requires working capital as it funds its customer leasing operations and then periodically liquidates its lease portfolio through discounting arrangements with banks and lending institutions. For the year ended September 30, 1998, the Company's capital expenditures were $22.6 million, which includes $13.6 million for capitalized computer software costs and databases. Additionally, the Company is obligated to a minimum annual commitment of $1.0 million through 2011 for a software license which allows the Company to sublicense software to customers in the automotive industry.

The Restated Senior Credit Facilities impose certain restrictions on the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. The Company must also meet certain tests relating to financial amounts and ratios defined in the agreement. As of September 30, 1998, the Company was in compliance with the amounts and ratios as defined in the agreement and measured quarterly. Based on current financial projections, the Company anticipates that it will be out of compliance with certain of these covenants during the year ended September 30, 1999. Management is working with its lenders and anticipates resetting the specified financial amounts and ratios defined in the agreement in the first half of 1999 whereby no violation will occur or exist. However, there can be no assurance that the Company will be successful in modifying its credit facilities. Management has successfully worked with the lenders in the past to reset financial amounts and ratios and is not aware of any events or circumstances that would preclude the Company from successfully resetting the financial amounts and ratios with its lenders.

In connection with the Triad Acquisition in February 1997, the Company recorded liabilities of $5.2 million for costs to be incurred in connection with the consolidation of Triad's management, administration, manufacturing and finance operations with the Company's. Such costs include the involuntary termination of certain Triad employees ($4.1 million) and costs associated with a leased building to be vacated as a result of the consolidation ($1.1 million). Substantially all of these costs were incurred as of September 30, 1998.

During the year ended September 30, 1998, the Company completed an expense alignment project which is anticipated to generate approximately $12.0 million in annual expense savings. The Company did not record a material charge associated with this action. These expense savings will contribute to improvements in cash flow from operations. Additionally, the Company expects working capital to improve in fiscal year 1999 due to a forecasted reduction in accounts receivable, reducing the need for external financing. The Company believes that, with the actions taken in 1998, cash flow from operations, together with the amounts available under the Company's credit facility, should be sufficient to fund its working capital requirements which include the funding of the customer leasing operations. The revolving credit facility allows the company to borrow up to $50 million, of which $32.8 million was outstanding as of September 30, 1998.

Repayment of the $50.0 million term loan facility begins on March 31, 1999 at a beginning rate of $2.0 million per quarter. All borrowings under the credit facilities are scheduled to be repaid by March 31, 2003. While the Company expects to service these obligations with cash flow from operations, its ability to service its debt obligations is subject to future economic conditions and to financial, business, and other factors, many of which are beyond the Company's control. A portion of the Company's debt bears interest at floating rates; therefore, its financial condition is and will be affected by changes in prevailing rates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 1997, the AICPA issued SOP 97-2, Software Revenue Recognition, which changes the requirements for revenue recognition effective for transactions that the Company will enter into beginning October 1, 1998. In March 1998, the AICPA also issued SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition. The Company has determined that the impact of the adoption of the SOP will not be material on its 1999 financial statements.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact, if any, of adopting this standard. The disclosures prescribed by SFAS 131 are effective in 1999.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. This standard establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gain/loss on available for sale securities. The disclosure prescribed by SFAS 130 must be made beginning with the first quarter of 1999 and is not anticipated to have a material impact on the Company's financial position or results of operations.

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

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

The Company determined that it was required to modify or replace significant portions of its software so that its internal computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has had formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. Some third party software vendors have notified the Company that their products will not be compliant. In those cases, the Company has purchased new versions of software or replaced the third party software completely. The Company is utilizing internal resources to reprogram or replace and test the software for Year 2000 modifications. The Company has completed a portion of the modifications to its software and expects to have all modifications completed by July 1999, which is prior to any anticipated impact on its operating systems. The Company has not established a separate budget for making its internal systems Year 2000 ready, rather, these expenditures are part of the Company's regular capital budget.

The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its internal computer systems, the cost of which is not expected to be material in relation to the Company's operations and historical capital spending levels, however, if such modifications and conversions are not successful, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company has completed an assessment of the Year 2000 status of products that it sells or has installed at customers. The majority of the Company's products have been reprogrammed over the past year to make them Year 2000 ready. This programming was completed by December 31, 1998. Product releases with the Year 2000 corrections were made available to customers during the first quarter of 1999 and are expected to be fully distributed to all customers with systems that are being made Year 2000 ready by the end of the second quarter of 1999.

Certain older products which the Company was no longer marketing were determined not to be upgradable for Year 2000 issues, due either to third party software vendor constraints or hardware incompatibility. This affected a small number of the Company's customers. The customers were notified of the situation in writing during 1998. The Company has converted many of these customers to newer Year 2000 ready products and continues to work with the remaining customers to work out viable options.

While there can be no assurance, based on currently available information, the Company does not believe that the Year 2000 Issue as it relates to the Company's products sold to customers will have a material adverse impact on the Company's business, financial condition or results of operations. In addition, there can be no assurance that the failure to ensure Year 2000 capability by a supplier or other third party would not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

At September 30, 1998, approximately $83 million of the Company's long-term debt, specifically, borrowings outstanding under its Restated Senior Credit Facilities, bears interest at variable rates. Accordingly, the Company's net loss and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the 1998 average interest rate under these borrowings, it is estimated that the Company's 1998 interest expense would have changed by $1.7 million, resulting in a change in the Company's 1998 net loss and after tax cash flow of $1.0 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

At September 30, 1998, the Company had several interest rate protection agreements. The Company put these agreements in force to mitigate the interest rate risk on its variable rate long-term debt. The fair value of these agreements are not material at September 30, 1998, are not expected to become material in the near-term, and have not been considered in the above analysis as such agreements expire in fiscal 1999. At September 30, 1998, the interest rate cap was 8% based on the LIBOR rate. Assuming a two percentage point increase in the 1998 average LIBOR interest rate, it is estimated that the fair value of these agreements would still not be material.

At September 30, 1998, the Company had $100 million of outstanding Notes. The Notes were originally issued in February 1998 at their par value. At September 30, 1998, the Notes were trading at 84% of their par value, representing a fair value of $84 million. The Notes bear interest at a fixed rate of nine percent and are not subject to changes in interest rates.

Foreign Currency Risk

The majority of the Company's operations are based in the U.S. and, accordingly, the majority of its transactions are denominated in U.S. dollars; however, the Company does have foreign based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, the Company has operations in Canada, the United Kingdom and Ireland and conducts transactions in the local currency of each location.

The Company monitors its foreign currency exposure and, from time to time, will attempt to reduce its exposure through hedging. At September 30, 1998, the Company had a foreign currency contract outstanding with notional amounts of approximately $2.1 million. Such contracts mature in December 1998. Gains and losses on foreign currency hedging have not been material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements



Cooperative Computing Holding Company, Inc.
Audited Consolidated Financial Statements

   Report of Ernst & Young LLP, Independent Auditors....................................................19
   Consolidated Balance Sheets as of September 30, 1997 and 1998........................................20
   Consolidated Statements of Operations for the year ended November 30, 1996, the ten-month period ended September 30, 1997, and the year ended September 30, 1998.............................21
   Consolidated Statements of Changes in Stockholders' Equity for the year ended
     November 30, 1996, the ten-month period ended September 30, 1997, and the year ended
     September 30, 1998.................................................................................22
   Consolidated Statements of Cash Flows for the year ended November 30, 1996, the ten-month period ended September 30, 1997, and the year ended September 30, 1998.............................23
   Notes to Consolidated Financial Statements...........................................................24

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors
Cooperative Computing Holding Company, Inc.


We have audited the accompanying consolidated balance sheets of Cooperative Computing Holding Company, Inc. as of September 30, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended November 30, 1996, the ten-month period ended September 30, 1997, and the year ended September 30, 1998. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooperative Computing Holding Company, Inc. at September 30, 1997 and 1998, and the consolidated results of its operations and its cash flows the year ended November 30, 1996, the ten-month period ended September 30, 1997, and the year ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

Austin, Texas
December 21, 1998

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)

                                                                                       SEPTEMBER 30,
                                                                                   1997              1998
                                                                                ----------        ----------
                                  ASSETS
Current assets:
   Cash and cash equivalents                                                   $    1,633        $    1,159
   Trade accounts receivable, net                                                  25,819            37,774
   Inventories                                                                      4,031             6,005
   Investment in leases                                                             1,735             2,792
   Deferred income taxes                                                            7,871             1,818
   Prepaid expenses and other current assets                                        7,245             7,742
                                                                               ----------        ----------
Total current assets                                                               48,334            57,290

Service parts                                                                       3,801             3,605
Property and equipment                                                             10,355            12,528
Long-term investment in leases                                                     14,378            14,771
Capitalized computer software costs                                                32,569            25,174
Databases                                                                          20,688            16,824
Deferred financing costs                                                            5,436             6,310
Other intangibles                                                                 161,247           153,689
Other assets                                                                       11,132            10,658
                                                                               ----------        ----------
Total assets                                                                   $  307,940        $  300,849
                                                                               ==========        ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $    9,882        $   16,249
   Income taxes payable                                                             1,803                 -
   Payroll related accruals                                                        13,129             9,362
   Deferred revenue                                                                 4,223             6,269
   Current portion of long-term debt                                                6,436             6,229
   Accrued expenses and other current liabilities                                  12,258            13,080
                                                                               ----------        ----------
Total current liabilities                                                          47,731            51,189

Long-term debt                                                                    138,531           177,089
Deferred income taxes                                                              53,240            37,487
Other liabilities                                                                  14,739             9,721
                                                                               ----------        ----------
Total liabilities                                                                 254,241           275,486

Stockholders' equity:
   Common Stock:
     Par value $0.000125; authorized 50,000,000; issued and
      outstanding 35,220,000                                                            4                 4
   Additional paid-in capital                                                      88,994            88,994
   Retained earnings (deficit)                                                    (35,299)          (63,635)
                                                                               ----------        ----------
Total stockholders' equity                                                         53,699            25,363
                                                                               ----------        ----------
Total liabilities and stockholders' equity                                     $  307,940        $  300,849
                                                                               ==========        ==========

                             See accompanying notes.

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (amounts in thousands)

                                                                                TEN-MONTH
                                                               YEAR ENDED      PERIOD ENDED         YEAR ENDED
                                                               NOVEMBER 30,    SEPTEMBER 30,        SEPTEMBER 30,
                                                                  1996            1997                 1998
                                                               ------------    -------------       --------------
Revenues:
   Systems                                                     $   18,544       $   55,085         $   79,928
   Customer support and information services                       18,190           79,654            139,990
   Finance                                                              -            5,577              7,303
                                                               ----------       ----------         ----------
Total revenues                                                     36,734          140,316            227,221

Cost of revenues:
   Systems                                                         11,172           35,169             54,315
   Services and finance                                            10,685           49,295             89,201
                                                               ----------       ----------         ----------
Total cost of revenues                                             21,857           84,464            143,516
                                                               ----------       ----------         ----------

Gross margin                                                       14,877           55,852             83,705

Operating expenses:
   Sales and marketing                                              2,038           28,161             49,197
   Product development                                              8,347           11,890             15,401
   General and administrative                                       2,992           19,929             37,643
   Write off of in-process research and development                     -           23,100                  -
                                                               ----------       ----------         ----------
Total operating expenses                                           13,377           83,080            102,241
                                                               ----------       ----------         ----------
Operating income (loss)                                             1,500          (27,228)           (18,535)
Interest expense                                                        -           (8,403)           (15,868)
Other income (expense), net                                         4,231              443                766
                                                               ----------       ----------         ----------
Income (loss) before income taxes and extraordinary charge          5,731          (35,188)           (33,637)
Income tax benefit:
   Nonrecurring charge for termination of Subchapter S
     election                                                           -           (2,382)                 -
   C Corporation benefit                                                -            3,383              8,731
                                                               ----------       ----------         ----------
Total income tax benefit                                                -            1,001              8,731
                                                               ----------       ----------         ----------
Income (loss) before extraordinary charge                           5,731          (34,187)           (24,906)
Extraordinary charge, net of income tax benefit of $1,969               -                -              3,017
                                                               ----------       ----------         ----------
Net income (loss)                                              $    5,731       $  (34,187)        $  (27,923)
                                                               ==========       ==========         ==========

Unaudited pro forma information:
   Historical income (loss) before provision for income
     taxes                                                     $    5,731       $  (35,188)
   Pro forma provision for income taxes                            (1,931)           2,392
                                                               ==========       ==========
   Pro forma net income (loss)                                 $    3,800       $  (32,796)
                                                               ==========       ==========

                             See accompanying notes.

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (amounts in thousands, except share data)

                                                    Common Stock
                                ------------------------------------------------------
                                    Cooperative                           Canadian
                                 Computing Holding    Applied Data       Aftermarket
                                   Company, Inc.    Specialties, Inc.   Network, Inc.  Additional   Retained       Total
                                ------------------------------------------------------   Paid-in    Earnings   Stockholders'
                                  Shares    Amount   Shares    Amount  Shares   Amount  Capital    (Deficit)      Equity
                                ----------  ------   -------   ------  ------   ------  --------   ----------   ---------
Balance, November 30, 1995      16,000,000    $ 2      1,000     $ 1    1,000     $  1   $   249    $   5,020   $   5,273
   Net income                            -      -          -       -        -        -         -        5,731       5,731
   Shareholder distribution              -      -          -       -        -        -         -       (5,777)     (5,777)
                                ----------    ---      -----     ---    -----     ----   -------    ---------   ---------
Balance, November 30, 1996      16,000,000    $ 2      1,000       1    1,000        1       249        4,974       5,227
   Shareholder distributions             -      -          -       -        -        -         -       (6,209)     (6,209)
   Merger of Applied Data
    Specialties, Inc. and
    Canadian Aftermarket
    Network, Inc. into
    Cooperative Computing                -      -     (1,000)     (1)  (1,000)      (1)        2            -           -
    Holding Company
   Issuance of Common Stock     19,220,000      2          -       -        -        -    96,098            -      96,100
   Common Stock issuance costs           -      -          -       -        -        -    (7,355)           -      (7,355)
   Foreign currency
    translation adjustments              -      -          -       -        -        -         -          123         123
   Net loss                              -      -          -       -        -        -         -      (34,187)    (34,187)
                                ----------    ---      -----     ---    -----     ----   -------    ---------   ---------
Balance, September 30, 1997     35,220,000      4          -       -        -        -    88,994      (35,299)     53,699
   Foreign currency
    translation adjustments,
    cumulative loss of $290              -      -          -       -        -        -         -         (413)       (413)
   Net loss                              -      -          -       -        -        -         -      (27,923)    (27,923)
                                ----------    ---      -----     ---    -----     ----   -------    ---------   ---------
Balance, September 30, 1998     35,220,000    $ 4          -     $ -        -     $  -   $88,994    $ (63,635)  $  25,363
                                ==========    ===      =====     ===    =====     ====   =======    =========   =========

                             See accompanying notes.

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                                   TEN-MONTH PERIOD
                                                                  YEAR ENDED            ENDED            YEAR ENDED
                                                                 NOVEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                                     1996                1997               1998
                                                                  ---------          ----------         ----------
OPERATING ACTIVITIES
Net income (loss)                                                 $   5,731          $  (34,187)        $  (27,923)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation                                                      1,711               4,585              8,337
    Amortization                                                      4,683              24,758             43,622
    Write-off of in-process research and development                      -              23,100                  -
    Extraordinary loss from early extinguishment of debt,
     net of income tax benefit                                            -                   -              3,017
    Other, net                                                         (272)                118              1,385
    Changes in assets and liabilities, net of effects of
     businesses acquired:
       Trade accounts receivable                                      1,014             (11,231)           (10,856)
       Inventories                                                      482               2,547             (1,974)
       Investment in leases                                               -               7,401             (1,616)
       Deferred income taxes                                              -              (4,710)            (9,231)
       Prepaid expenses and other assets                               (385)             10,697             (1,120)
       Accounts payable                                                 753              (1,102)             6,367
       Taxes payable                                                      -               1,803                  -
       Deferred revenue                                                 350               3,027              1,895
       Accrued expenses and other liabilities                         1,184              (1,773)            (9,600)
                                                                  ---------          ----------         ----------
Net cash provided by operating activities                            15,251              25,033              2,303

INVESTING ACTIVITIES
Acquisition of Triad, net of cash acquired                                -            (179,893)                 -
Purchase of property and equipment                                   (1,617)             (3,347)            (6,754)
Capitalized computer software costs and databases                    (5,118)            (11,879)           (13,623)
Purchase of service parts                                              (406)               (754)            (2,199)
Distributions received from partnerships                                256                 221                  -
Acquisition of businesses, net of cash acquired                           -                   -            (10,206)
Other                                                                     -                   -             (1,806)
                                                                  ---------          ----------         ----------
Net cash used in investing activities                                (6,885)           (195,652)           (34,588)

FINANCING ACTIVITIES
Issuance of common stock                                                  -              96,100                  -
Stock issuance costs                                                      -              (7,355)                 -
Proceeds from long-term debt                                              -                   -            100,000
Proceeds from debt facility                                               -             201,087            240,075
Payments on long-term debt facilities                                     -            (103,844)          (301,804)
Debt issuance costs                                                       -              (6,442)            (6,460)
Shareholder distributions                                            (5,777)             (6,209)                 -
Advances from stockholders                                                -               2,496                  -
Repayments of advances from stockholders                                  -              (7,585)                 -
                                                                  ---------          ----------         ----------
Net cash provided by (used in) financing activities                  (5,777)            168,248             31,811

Increase (decrease) in cash and cash equivalents                      2,589              (2,371)              (474)
Cash and cash equivalents, beginning of period                        1,415               4,004              1,633
                                                                  ---------          ----------         ----------
Cash and cash equivalents, end of period                          $   4,004          $    1,633         $    1,159
                                                                  =========          ==========         ==========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
    Interest                                                      $       -          $    6,792         $   13,484
    Income taxes                                                  $       -          $      139         $      344

                             See accompanying notes.

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements for the periods ended September 30, 1997 and 1998 include the accounts of Cooperative Computing Holding Company, Inc. ("Holdings" or the "Company"), and its wholly owned subsidiary, Cooperative Computing, Inc., a Delaware corporation ("CCI"). Holdings has no assets or liabilities other than its investment in its wholly owned subsidiary CCI; accordingly, these consolidated financial statements represent the operations of CCI and its subsidiaries. The consolidated financial statements for the period ended September 30, 1997 and 1998 include the accounts of Holdings, Holdings' wholly owned subsidiary CCI and the wholly owned subsidiaries of CCI, which include Triad Systems Financial Corporation, after elimination of CCI of intercompany accounts and transactions.

Prior to February 27, 1997, the operations reflected in these financial statements are those of Cooperative Computing, Inc., a Texas corporation ("Old CCI"), Canadian Aftermarket Network, Inc. and Applied Data Specialty, Inc., all of which were owned by the same individuals and are therefore presented on a combined basis. All intercompany accounts and transactions between these companies have been eliminated. Effective February 27, 1997, Canadian Aftermarket Network, Inc. and Applied Data Specialty, Inc. merged into Old CCI. Subsequent to February 27, 1997, these financial statements reflect the consolidated operations and accounts of these entities after elimination of intercompany accounts and transactions. For purposes of presentation, "consolidated" refers to both consolidated and combined periods.

Also on February 27, 1997, Old CCI acquired substantially all of the outstanding shares of Triad Systems Corporation ("Triad"). Concurrently, CCI Acquisition Corporation, a wholly owned subsidiary of Old CCI, merged into Triad. Old CCI contributed its operating assets and liabilities to Triad, and the resulting company was renamed Cooperative Computing, Inc., a Delaware corporation, and Old CCI was renamed Cooperative Computing Holding Company, Inc. As a result of the significant impact of the Triad Acquisition, the debt restructuring in February 1998, the ARISB Acquisition and the change of the Company's fiscal year end and from November 30 to September 30 in 1997, resulting in a ten-month fiscal year for 1997, the results of operations for fiscal 1996, 1997 and 1998 are not directly comparable.

DESCRIPTION OF BUSINESS

CCI is a leading provider of business and information management services to the automotive aftermarket and the hardlines and lumber industry. CCI produces and markets complex databases and software products, and designs, develops, manufactures, markets, services and leases computer systems. Development and assembly facilities are located in Austin, Texas; Livermore, California; Denver, Colorado and Newton, New Jersey. Principal markets are located in the United States, Canada, United Kingdom, Ireland, France and Puerto Rico.

CASH EQUIVALENTS

The Company considers all investments with maturities of ninety days or less when purchased to be cash equivalents.

INVENTORIES

Inventories primarily consist of purchased parts and finished goods. Inventories are stated at the lower of cost (first-in, first-out method) or market and include amounts which ultimately may be transferred to equipment or service parts.

SERVICE PARTS

Service parts used for servicing installed equipment are stated at cost and are depreciated over a period not exceeding five years using the straight-line method.

                  COOPERATIVE COMPUTING HOLDING COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets (two to ten years). Leasehold improvements are amortized using the straight-line method over the life of the lease or the estimated useful life, whichever is shorter.

INVESTMENT IN LEASES

At the inception of a lease, the gross lease receivable, the reserve for potential losses, the estimated residual value of the leased equipment and the unearned lease income are recorded. The unearned lease income represents the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment leased. Certain initial direct costs incurred in consummating the leases, included in the investment in leases, are amortized over the life of the lease. Lease receivables sold pursuant to agreements with banks or lending institutions that meet the sales criteria of FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities ("FAS 125") are removed from the balance sheet and the gains are reflected in operations.

During 1997, the Company adopted the requirements of FAS 125, which applies to all transactions occurring subsequent to December 31, 1996. Accordingly, the Company modified several agreements to meet the new requirements to enable it to continue recognizing transfers of certain receivables to a special-purpose entity as sales. As a result, the impact of adoption on net loss in 1997 was immaterial.

CAPITALIZED COMPUTER SOFTWARE COSTS

Costs relating to the conceptual formulation and design of software products are expensed as product development. Costs incurred subsequent to establishing the technological feasibility of software products are capitalized. Amortization of capitalized software costs begins when the products are available for general release to customers. Costs are amortized over the expected product lives and are calculated using the greater of the straight-line method, generally over a period of two to five years, or a cost per unit sold basis.

DATABASES

Database development costs consist primarily of direct labor costs associated with the accumulation of data received from auto parts manufacturers and converting that information to an electronic format. Costs are amortized using the straight-line method over the approximate life cycle of the data (18 to 60 months). Management assesses the recoverability of its database costs periodically based principally upon comparison of the net book value of the asset to the expected future revenue stream to be generated by the asset. If management finds evidence of asset impairment, its net book value is adjusted to its fair value.

DEFERRED FINANCING COSTS

Financing costs are deferred and amortized to interest expense using the interest method over the terms of the related debt. Amortization of such costs for the ten-month period ended September 30, 1997 and the year ended September 30, 1998 totaled approximately $1,000,000 and $946,000, respectively.

OTHER INTANGIBLES

Other intangibles consist of goodwill, trademarks and tradenames, assembled work force and favorable lease. Goodwill represents the excess of cost over the fair value of assets acquired and is amortized using the straight-line method over 15 years. Trademarks and tradenames are amortized over fifteen years, assembled workforce is amortized over five years and favorable lease is amortized over two years.

AMORTIZATION

Amortization of databases is included in services and finance cost of revenues and amortization of capitalized software is included in systems cost of revenues. Amortization of other intangibles is included in general and administrative expense.

                  COOPERATIVE COMPUTING HOLDING COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


LONG-LIVED ASSETS

In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. As of September 30, 1998 there were no events or circumstances which indicated that long-lived assets of the Company might be impaired.

REVENUE RECOGNITION

Services revenue is recognized in the period that the services are performed. Systems revenue is recognized upon product shipment provided there are no remaining significant obligations and collection is probable. Finance revenue is recognized ratably over the lease term, except gains on sales of lease receivables, which are recognized at the time of the sale.

INCOME TAXES

Prior to February 27, 1997, Old CCI, Applied Data Specialty, Inc. and Canadian Aftermarket Network, Inc. elected to be treated as Subchapter S Corporations, under the Internal Revenue Code of 1986 as amended, whereby federal income taxes are the responsibility of the individual stockholders. Accordingly, these companies did not provide for federal income taxes. Effective February 27, 1997, Canadian Aftermarket Network, Inc. and Applied Data Specialty, Inc. merged with Old CCI, the surviving entity. Old CCI was renamed Cooperative Computing Holding Company, Inc. and its Subchapter S status was terminated thus becoming subject to corporate income taxes.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, deferred income taxes were provided for all temporary differences existing at the date of the Company's termination of its Subchapter S status. Deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income taxes are provided on the undistributed earnings of foreign subsidiaries that are not considered to be permanently reinvested.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximate fair value because of their short maturities. Lease receivables are stated at the present value using the internal rate of return which approximates fair value.

The Company's long-term debt consists of obligations with both variable and fixed interest rates. The carrying value of debt obligations with variable interest rates is considered to approximate fair value. The fair value of debt obligations with fixed interest rates is based on the market prices for such debt obligations. The fair value of total long-term debt at September 30, 1998 with a carrying value of $100 million is $84 million.

The Company utilizes interest rate cap agreements and foreign exchange contracts to manage interest rate and foreign currency exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and global operating activities. The Company does not utilize financial instruments for trading or other speculative purposes. The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance. Unrealized gains and losses on foreign exchange contracts are recognized currently in the statement of operations and are not material.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and are not material.

                  COOPERATIVE COMPUTING HOLDING COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


CERTAIN RISKS AND CONCENTRATIONS

The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. Most of the Company's customers are in the automotive aftermarket or the hardlines and lumber industry.

The Company had one customer whose sales represented more than 10% of the Company's total revenues in 1996. Sales to this customer were $6,184,000 in 1996. No customers accounted for more than 10% of the Company's revenues during the ten-month period ended September 30, 1997 or the year ended September 30, 1998

OFF BALANCE SHEET RISK

The Company conducts business on a global basis in several international currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. The Company enters into foreign exchange forward contracts to reduce currency exposures. These contracts principally hedge exposures associated with intercompany product sales denominated in Canadian dollars. The Company does not enter into foreign exchange contracts for trading purposes.

Pursuant to agreements with banks and lending institutions for the sale of lease receivables, the Company is contingently liable for losses in the event of lessee nonpayment up to stated recourse limits. At September 30, 1998, the contingent liability for leases sold was $27,154,000.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of subsidiary operations denominated in foreign currencies are translated at the year-end rates of exchange and the income statements have been translated at the average rates of exchange for the year. Local currencies are considered to be the functional currencies.

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 1997, the AICPA issued SOP 97-2, Software Revenue Recognition, which changes the requirements for revenue recognition effective for transactions that the Company will enter into beginning October 1, 1998. In March 1998, the AICPA also issued SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition. The Company has determined that the impact of the adoption of the SOP will not have a material impact on its 1999 financial statements.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact, if any, of adopting this standard. The disclosures prescribed by SFAS 131 are effective in 1999.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. This standard establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gain/loss on available for sale securities. The disclosure prescribed by SFAS 130 must be made beginning with the first quarter of 1999 and is not anticipated to have a material impact on the Company's financial position or results of operations.

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

NOTE 2. ACQUISITIONS

On February 27, 1997, the Company completed the acquisition of the outstanding stock of Triad Systems Corporation ("Triad"). The total purchase price was $182,715,000, including a cash payment of $182,140,000 and related acquisition costs of $575,000. The transaction was accounted for as a purchase and, accordingly, the operating results of Triad have been included in the Company's consolidated financial statements since the date of acquisition.

In conjunction with the acquisition of Triad, the Company issued 9,600,000 new shares of common stock for approximately $96,100,000, excluding related issuance costs, and the Company entered into a $170,000,000 credit facility consisting of a $135,000,000 term loan and a $35,000,000 revolving credit facility with a consortium of financial institutions. The proceeds from the issuance of common stock and the new credit facility were utilized to fund the acquisition of Triad and refinance portions of Triad's existing debt.

                  COOPERATIVE COMPUTING HOLDING COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


The purchase price, including related acquisition costs, was allocated based on an independent valuation obtained by the Company to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values on the date of acquisition as follows (in thousands):

Tangible assets                                  $    77,855
Favorable lease                                        3,864
Computer software costs                               38,700
Databases                                             15,900
Trademark and tradenames                              22,100
Assembled workforce                                   11,700
In-process research and development                   23,100
Goodwill                                             132,093
                                                 -----------
Total assets                                         325,312
Liabilities assumed                                  142,597
                                                 -----------
Net assets acquired                              $   182,715
                                                 ===========

Liabilities assumed include approximately $5,200,000 of costs to be incurred in connection with the consolidation of Triad's management administration, manufacturing and finance operations with the Company's. Such costs include the involuntary termination of certain Triad employees ($4,100,000) and costs associated with a leased building to be vacated as a result of the consolidation ($1,120,000). Substantially all of these costs were incurred as of September 30, 1998.

In-process research and development includes the value of products in the development stage and not considered to have reached technological feasibility. The $23,100,000 allocated to in-process research and development was determined based on an independent valuation and was expensed at the time of the acquisition.

Other intangible assets will be amortized on a straight-line basis over estimated useful lives ranging from two to fifteen years.

The following summarized unaudited pro forma financial information assumes the acquisition of Triad had occurred on December 1, 1995 and 1996. Included in the amounts for the year ended November 30, 1996 are the operations of Triad for the year ended September 30, 1996. Included in the amounts for the ten months ended September 30, 1997 are the operations of Triad for the five months ended February 27, 1997. The following pro forma information is not necessarily indicative of the results that would have occurred had the transaction been completed at the beginning of the period indicated, nor is it indicative of future operating results (in thousands):

                                                TEN-MONTH
                                YEAR ENDED      PERIOD ENDED
                               NOVEMBER 30,    SEPTEMBER 30,
                                  1996             1997
                               ------------   --------------
                  Revenues     $ 212,410      $ 206,748
                  Net loss     $ (22,675)     $ (41,201)

In March 1998, the Company closed on an asset purchase agreement with ADP Claims Solution Group, Inc. ("ADP") in which the Company agreed to purchase certain assets and assume certain liabilities of ADP's ARISB Business (the "ARISB Acquisition"). The purchase price ($9,000,000 in cash), related acquisition costs ($199,405), and liabilities assumed ($1,001,443) have been allocated to the tangible net assets acquired ($2,623,353) based on their respective fair values at the date of acquisition. The resulting excess purchase price ($7,577,000) was allocated to assembled network of Orion users ($4,818,000), purchased software ($2,065,000), trademarks and tradenames ($364,000) and assembled workforce ($330,000). The acquired company is engaged in providing inventory and business management systems for the automotive recycling industry. The operating results of the acquired company are immaterial to the Company's consolidated financial statements.

NOTE 3. TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable at September 30, 1997 and 1998 include allowances for doubtful accounts of $5,468,000 and $6,101,000, respectively.

                  COOPERATIVE COMPUTING HOLDING COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


NOTE 4. SERVICE PARTS

Service parts consist of the following (in thousands):

                                                                             SEPTEMBER 30,
                                                                          1997          1998
                                                                        --------      --------
           Service parts                                                $ 12,404      $ 13,454
           Less accumulated depreciation                                  (8,603)       (9,848)
                                                                        --------      --------
           Total service parts                                          $  3,801      $  3,605
                                                                        ========      ========

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                                                               SEPTEMBER 30,
                                                                           1997          1998
                                                                         --------      --------
          Land                                                           $    138      $    138
          Furniture and equipment                                          13,897        23,757
          Buildings and leasehold improvements                              1,569         1,205
          Less accumulated depreciation and amortization                   (5,249)      (12,572)
                                                                         --------      --------
          Total property and equipment                                   $ 10,355      $ 12,528
                                                                         ========      ========

NOTE 6. INVESTMENT IN LEASES

The Company, through its wholly-owned finance subsidiary and special purpose entity, leases hardware and software products to customers under direct financing leases. Lease receivables are generally due in monthly installments over a period of five years. Investment in leases is calculated as follows (in thousands):

                                                                            SEPTEMBER 30,
                                                                      1997                1998
                                                                   ---------           ---------
           Total minimum lease payments receivable                 $  18,535           $  15,178
           Allowance for doubtful accounts                              (730)               (720)
           Initial direct costs                                          335                 247
           Estimated unguaranteed residual value                       1,114               1,072
                                                                   ---------           ---------
           Gross investment in leases                                 19,254              15,777
           Unearned income                                            (5,605)             (4,263)
           Leases pending acceptance                                   2,464               6,049
                                                                   ---------           ---------
           Total investment in leases                                 16,113              17,563
           Short-term investment in leases                             1,735               2,792
                                                                   ---------           ---------
           Long-term investment in leases                          $  14,378           $  14,771
                                                                   =========           =========

A substantial portion of the lease receivables are sold prior to maturity. Accordingly, a schedule of maturities for the next five years is not indicative of future cash collections. Most of the Company's customers are in the automotive aftermarket and the hardlines and lumber industry.

NOTE 7. LEASE RECEIVABLES

Periodically, lease receivables are sold pursuant to agreements with banks and lending institutions under which available lines were $40,324,000 at September 30, 1998. At the time of sale, the Company records the newly-created servicing liabilities (lease servicing obligation and recourse obligation) at their estimated fair value. Gains resulting from the sale of lease receivables are reflected in finance revenue, and were $3,478,000 in 1997 and $4,318,000 in 1998. There were no sales of leases in 1996. The fair value of the lease servicing liability is based upon the present value of the costs required to continue to service the leases sold for the remainder of the lease term.

                  COOPERATIVE COMPUTING HOLDING COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


The agreements contain restrictive covenants which allow the Company to discount only while in compliance with such covenants. In the event of non-compliance, the banks and lending institutions could assume administrative control (servicing) of the lease portfolio and could prohibit further sales under the available credit facilities. During the period ended September 30, 1998, the Company was in compliance with the covenants.

Pursuant to the agreements, the Company is contingently liable for losses in the event of lessee nonpayment up to stated recourse limits (up to 10% of the aggregate initial proceeds adjusted for certain expenses and payments remitted on the leases) and full recourse on lease receivables discounted that did not meet the bank or lending institutions credit worthiness test. At September 30, 1998, the Company has an immaterial amount of lease receivables discounted that are subject to the full recourse provision. Proceeds from the sale of lease receivables were approximately $39 million in 1997 and $44 million in 1998. There were no proceeds from sales of lease receivables in 1996.

At September 30, 1998, the contingent liability for leases sold was $27,154,000. The Company provides for the fair value of the recourse obligation based upon an analysis that considers among other things: the credit worthiness of the lease receivable, the recourse provision the lease receivable is subject to, and the Company's historical experience which includes loss recoveries through resell of repossessed systems. The Company provides for the fair value of the lease servicing obligation based upon an analysis that considers, among other things: the quantity of sold leases that are being serviced, the time and cost associated with administration of leases, and the Company's historical experience relating to the length of time leases generally are outstanding.

Activity in the servicing liability accounts (recorded in other liabilities in the Company's balance sheet) is as follows (amounts in thousands):

                                                                 LEASE SERVICING        RECOURSE
                                                                   OBLIGATION          OBLIGATION
                                                                 ---------------       ----------
           Balance at November 30, 1996                             $     -             $     -
           Liabilities assumed in acquisition of Triad                2,246              11,271
           Newly-created liabilities                                    663               2,838
           Recoveries                                                     -                 527
           Charges and write-offs                                      (703)             (4,974)
                                                                    -------             -------
           Balance at September 30, 1997                              2,206               9,662
           Newly-created liabilities                                    710               3,402
           Recoveries                                                     -                 818
           Charges and write-offs                                    (1,135)             (8,435)
                                                                    -------             -------
           Balance at September 30, 1998                            $ 1,781             $ 5,447
                                                                    =======             =======

NOTE 8. CAPITALIZED COMPUTER SOFTWARE COSTS

                                                                                 TEN-MONTH
                                                               YEAR ENDED        PERIOD ENDED         YEAR ENDED
                                                              NOVEMBER 30,       SEPTEMBER 30,        SEPTEMBER 30,
                                                                  1996               1997                1998
                                                              ------------       -------------        -------------
                                                                             (amounts in thousands)
           Beginning balance                                    $       -          $       -           $  32,569
           Acquisition of assets                                        -             38,700               1,833
           Capitalized computer software costs                          -              1,427               5,020
           Amortization of computer software costs                      -             (7,558)            (14,248)
                                                                ---------          ---------           ---------
           Ending balance                                       $       -          $  32,569           $  25,174
                                                                =========          =========           =========

                  COOPERATIVE COMPUTING HOLDING COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



NOTE 9. DATABASES

                                                                                   TEN-MONTH
                                                                YEAR ENDED        PERIOD ENDED         YEAR ENDED
                                                               NOVEMBER 30,       SEPTEMBER 30,        SEPTEMBER 30,
                                                                  1996                1997                1998
                                                               ------------       -------------        -------------
                                                                             (amounts in thousands)

           Beginning balance                                    $   4,613          $   5,048           $  20,688
           Acquisition of assets                                        -             15,900                   -
           Capitalized database costs                               5,118              7,052               8,603
           Amortization of database costs                          (4,683)            (7,312)            (12,467)
                                                                ---------          ---------           ---------
           Ending balance                                       $   5,048          $  20,688           $  16,824
                                                                =========          =========           =========

NOTE 10. OTHER INTANGIBLES

The Company had no other intangibles during the year ended November 30, 1996. Activity in other intangibles during the ten-month period ended September 30, 1997 and the year ended September 30, 1998 is as follows (amounts in thousands):

                                                          TRADEMARKS      ASSEMBLED
                                                             AND             WORK        FAVORABLE
                                            GOODWILL      TRADENAMES        FORCE          LEASE            TOTAL
                                          -----------     ----------      ----------     ---------       -----------
Balance at November 30, 1996              $         -     $        -      $        -      $      -       $         -
Acquisition of assets                         132,093         22,100          11,700         3,864           169,757
Amortization                                   (5,159)          (859)         (1,365)       (1,127)           (8,510)
                                          -----------     ----------      ----------      --------       -----------
Net balance at September 30, 1997             126,934         21,241          10,335         2,737           161,247
Acquisition of assets                           7,413            323             293             -             8,029
Amortization                                   (9,793)        (1,486)         (2,375)       (1,933)          (15,587)
                                          -----------     ----------      ----------      --------       -----------
Net balance at September 30, 1998         $   124,554     $   20,078      $    8,253      $    804       $   153,689
                                          ===========     ==========      ==========      ========       ===========

NOTE 11. DEBT

                                                                     SEPTEMBER 30,
                                                             1997                  1998
                                                          ----------            ----------
                                                               (amounts in thousands)
Senior Subordinated Notes                                 $        -            $  100,000
Term Loan Facility                                           135,000                50,000
Revolving Credit Facility                                      9,150                32,775
Other                                                            817                   543
                                                          ----------            ----------
                                                             144,967               183,318
Current portion                                                6,436                 6,229
                                                          ----------            ----------
Long-term debt                                            $  138,531            $  177,089
                                                          ==========            ==========

Concurrently with the Triad Acquisition, and in order to refinance certain of Triad's indebtedness assumed in the acquisition, the Company entered into a credit agreement dated as of February 27, 1997 with a syndicate of various banks, insurance companies and other lenders, which includes a term loan facility and a revolving credit facility (collectively, the "Old Credit Facilities").

On February 10, 1998, the Company consummated a private placement offering (the "Offering") of $100 million of 9% Senior Subordinated Notes due 2008 (the "Old Notes"). The Old Notes were issued subject to an exchange and registration rights

                  COOPERATIVE COMPUTING HOLDING COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


agreement, pursuant to which the Company filed a registration statement on April 4, 1998 and subsequently exchanged the Old Notes for identical registered 9% Senior Subordinated Notes due 2008 (the "New Notes" and, together with the Old Notes, the "Notes") of the Company.

Concurrently with the consummation of the Offering, the Company (i) amended and restated its Old Credit Facilities by entering into a new $50 million term loan facility and a new $50 million revolving credit facility (collectively, the "Restated Senior Credit Facilities") and (ii) used the net proceeds from the Offering and the Restated Senior Credit Facilities to repay the Old Credit Facilities. The refinancing of the debt resulted in an extraordinary loss of approximately $3.0 million, net of tax, as a result of the write-off of existing financing costs.

Interest on the Notes is payable semiannually on February 1 and August 1. The Notes are redeemable in whole or in part at the option of the Company on or after February 1, 2003 at the redemption prices (expressed as a percentage of the principal amount) of 104.5% in 2003, 103% in 2004, 101.5% in 2005 and 100%
in 2006 and thereafter. In addition, on or prior to February 1, 2002, the Company may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds of one or more private or public equity offerings at a redemption price equal to 109% of the principal amount to be redeemed, together with accrued and unpaid interest, if any, to the date of redemption, provided that at least 65% of the originally issued aggregate principal amount of the Notes remains outstanding after each such redemption. Upon the occurrence of a change of control, as defined by the Notes indenture, the Company will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, together with the accrued and unpaid interest, if any. In addition, if the change of control occurs prior to February 1, 2003, the Company will have the right to redeem the Notes at a price equal to 100% of the principal amount thereof plus a premium, as specified by the Notes indenture.

The new $50 million term loan facility is payable in 17 consecutive quarterly installments on the dates and in a principal amount equal to the amount set forth below, together with all accrued interest thereon:

             QUARTERS ENDING                        QUARTERLY PRINCIPAL PAYABLE
    ---------------------------------------------------------------------------
    March 1999 through September 1999                     $2,000,000
    December 1999 through September 2000                   2,500,000
    December 2000 through September 2001                   3,000,000
    December 2001 through September 2002                   3,500,000
    December 2002 through March 2003                       4,000,000

The revolving credit facility, which includes revolving credit notes, swing line notes (maximum of $10 million), and letters of credit (maximum of $15 million), provides for maximum borrowings of $50 million. Principal amounts under the revolving credit facility are due on March 31, 2003.

The Restated Senior Credit Facilities bear interest at the Company's option either at (i) the greater of the lender's base rate plus 1.25%, the base CD rate, as defined, plus 2.25% or the Federal Funds Effective Rate plus 1.75% or
(ii) the eurodollar rate plus 1.5% to 2.25% based upon certain financial ratios. Interest on base rate loans is payable quarterly, and interest on eurodollar loans is payable at the end of the applicable interest period or every three months in the case of interest periods in excess of three months. A commitment fee ranging from .375% to .5% per annum is charged on unused revolving loans and is payable quarterly in arrears. The commitment fee at September 30, 1998 was
 .5%.

In connection with the letters of credit, the Company is required to pay a letter of credit commission fee equal to 2.25% per annum on the amount of the letters of credit outstanding. Each letter of credit bears a fee equal to 2.25%. As of September 30, 1998, there were no letters of credit outstanding.

Substantially all of the assets of the Company and its subsidiaries are pledged as collateral on the Restated Senior Credit Facilities. The New Notes are general, unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company.

The terms of the Restated Senior Credit Facilities restrict certain activities of the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. The Company must also meet certain tests relating to financial amounts and ratios defined in the agreement. As of September 30, 1998, the Company was in compliance with the financial amounts and ratios as defined in the agreement and measured quarterly; however, management believes that based upon current financial projections

                  COOPERATIVE COMPUTING HOLDING COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

the Company may not comply with of certain financial amounts and ratios currently specified during the year ended September 30, 1999. Management is working with the pertinent lenders and anticipates resetting the specified financial amounts and ratios defined in the agreement in the first half of fiscal 1999 whereby no violation will occur or exist, however, there can be no assurance that the Company will be successful in modifying its credit facility. Management has successfully worked with the lenders in the past to reset financial amounts and ratios and is not aware of any events or circumstances that would preclude the Company from successfully resetting the financial amounts and ratios in fiscal 1999.

Contractual maturities of debt, exclusive of interest, are as follows (in thousands):

            1999                                  $    6,229
            2000                                      10,314
            2001                                      12,000
            2002                                      14,000
            2003                                      40,775
            Thereafter                               100,000

The Company utilizes interest rate cap agreements to limit the impact of increases in interest rates on its floating rate debt. The interest rate cap agreements require premium payments to counterparties based upon a notional principal amount, which was $67.5 million at September 30, 1997 and $67.5 million at September 30, 1998. Interest rate cap agreements entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rates stated in the agreements. The fair value of the interest rate cap agreements is estimated by obtaining quotes from brokers and represents the cash requirement if the existing contracts had been settled at year end. The carrying amount and fair value of these contracts are not significant. At September 30, 1998, the Company interest rate cap was 8% and was scheduled to expire June 16, 1999. The premium paid for the cap is amortized to interest expense over the life of the cap.

NOTE 12. FINANCIAL INSTRUMENTS

The Company utilizes foreign currency forward contracts to reduce exposure to exchange rate risks associated with intercompany payables to and receivables from its foreign subsidiaries. The forward contracts establish the exchange rates at which the Company will purchase or sell the contracted amount of local currencies for specified foreign currencies at a future date. The Company utilizes forward contracts which are short-term in duration (generally three months) and receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date. The Company marks these contracts to market, reflecting unrealized gains and losses in statement of operations currently. The currency exposures hedged by the Company include the Canadian dollar, Irish punt and British pound. The contract amount of foreign currency forwards at September 30, 1998 is $2.1 million. The carrying amount and fair value of these contracts are not significant.

NOTE 13. INCOME TAXES

From commencement through February 27, 1997, the Company and its affiliates had elected to be treated as S Corporations under Subchapter S of the Internal Revenue Code of 1986, as amended. As such, federal income taxes were the responsibility of the individual stockholders.

Concurrently with the Triad Acquisition on February 27, 1997, the Company's Subchapter S status was terminated and the Company became subject to federal income taxes. Additionally, the Company was required to change its method of accounting from the cash basis to the accrual basis for income tax reporting purposes.

The estimated tax effect of recording deferred taxes upon the termination of the Company's Subchapter S status was $2,382,000.

The pro forma disclosures on the statements of operations reflect adjustments to record provisions for income taxes as if the Company had not been an S Corporation. The pro forma (provisions) benefits for income taxes attributable to continuing operations are $(1,931,000) for the year ended November 30, 1996, and $2,392,000 for the ten-month period ended September 30, 1997.

                  COOPERATIVE COMPUTING HOLDING COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


Significant components of the income tax benefit attributable to continuing operations are as follows (in thousands):

                                          TEN-MONTH
                                         PERIOD ENDED         YEAR ENDED
                                         SEPTEMBER 30,       SEPTEMBER 30,
                                             1997                1998
                                         -------------       -------------
      Current:
         Federal                           $  (1,531)          $       -
         State                                  (374)               (200)
         Foreign                                (247)               (300)
                                           ---------           ---------
      Total current                           (2,152)               (500)

      Deferred:
         Federal                               2,765               8,626
         State                                   344               1,074
         Foreign                                  44                   -
                                           ---------           ---------
      Total deferred                           3,153               9,231
                                           ---------           ---------
      Income Tax Benefit                   $   1,001           $   8,731
                                           =========           =========

A reconciliation between income (loss) before income taxes and extraordinary charge at the U.S. statutory rate and the (provision) benefit for income taxes is as follows (in thousands):

                                               PRO FORMA         HISTORICAL         PRO FORMA          HISTORICAL
                                              ---------------------------------------------------------------------
                                              TWELVE MONTH       TEN-MONTH          TEN-MONTH
                                              PERIOD ENDED      PERIOD ENDED       PERIOD ENDED        YEAR ENDED
                                              NOVEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                              ---------------------------------------------------------------------
                                                  1996              1997               1997              1998
                                              ---------          ----------         ---------         ----------
Income tax (provision) benefit at
   U.S. statutory income tax rate             $  (2,006)         $   12,191         $  12,191         $   11,773
State taxes, net of U.S. income tax                (266)                375               265              1,048
   benefit
Permanent differences, primarily goodwill           (61)             (2,008)           (2,043)            (3,361)
Write-off in-process research and
   development                                        -              (8,085)           (8,085)                 -
   Nonrecurring charge due to subchapter
   S termination                                      -              (2,382)                -                  -
S-Corp. income not subject to tax                     -                 844                 -                  -
Tax credits and other                               402                  66                64               (729)
                                              ---------          ----------         ---------         ----------
Income tax (provision) benefit                $  (1,931)         $    1,001         $   2,392         $    8,731
                                              =========          ==========         =========         ==========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows (in thousands):

                                                                                SEPTEMBER 30,
                                                                         1997                  1998
                                                                      ----------            ----------
          Deferred tax assets:
             Inventory and sales return reserves                      $    3,066            $    3,584
             Accrued expenses                                             11,552                 5,059
             Deferred income                                               1,308                 2,352
             Tax carryforwards                                             8,196                14,846
             Depreciation                                                  5,387                 6,643
             Other                                                         1,105                   105
                                                                      ----------            ----------
          Total deferred tax assets                                       30,614                32,589

          Deferred tax liabilities:
            Direct financing leases                                      (38,836)              (41,938)
            Fixed and intangible assets                                  (34,316)              (25,044)
            Accrual to cash adjustment                                    (1,310)                 (653)
            Other                                                         (1,521)                 (623)
                                                                      ----------            ----------
          Total deferred tax liabilities                                 (75,983)              (68,258)
                                                                      ----------            ----------
          Net deferred tax liabilities                                $  (45,369)           $  (35,669)
                                                                      ==========            ==========

Deferred taxes are included in the balance sheets of the Company as follows (in thousands):

                                                                                SEPTEMBER 30,
                                                                         1997                   1998
                                                                      ----------             ---------
           Net current deferred tax asset                             $    7,871             $   1,818
           Net noncurrent deferred tax liabilities                       (53,240)              (37,487)
                                                                      ----------             ---------
           Net deferred tax liabilities                               $  (45,369)            $ (35,669)
                                                                      ==========             =========

Upon the consummation of the Triad Acquisition on February 27, 1997, the Company recorded a net deferred tax liability of approximately $48,350,000 due to differences between book and tax basis of acquired assets and assumed liabilities.

As of September 30, 1998, the Company had federal net operating loss carryforwards of approximately $18,584,000. The net operating loss carryforwards will begin to expire in 2012 if not utilized. At September 30, 1998, the Company had business tax credit carryforwards of $2,768,000, and alternative minimum tax credit carryforwards of approximately $3,926,000. The business tax credit carryforwards expire from 1999 through 2010 if not utilized and the alternative minimum tax credits carryforward indefinitely. Utilization of the net operating losses and tax credit carryforwards may be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 as amended. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

Substantially all of the Company's operating income was generated from domestic operations during 1998. The Company has not provided for United States income taxes on the earnings of certain foreign subsidiaries that are considered invested indefinitely outside the United States. The cumulative earnings of the foreign subsidiaries that are considered permanently invested outside the United States amounted to $1,296,000 at September 30, 1998.

NOTE 14. COMMON STOCK OPTION PLAN

During 1998, the Company adopted the Cooperative Computing Holding Company, Inc. 1998 Stock Option Plan. The Plan provides for the grant of incentive and non-qualified stock options to employees and key individuals associated with the Company. The option price may not be less than the fair market value at the date of grant as set by the Company's Board of Directors from time to time. Options vest in varying amounts over a six year period and expire ten years from the date of the grant.

                  COOPERATIVE COMPUTING HOLDING COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net loss is required by FASB Statement No. 123, Accounting for Stock Based Compensation (FAS 123), which also requires the information be determined as if the Company has accounted for its employee stock options granted under the fair value method prescribed by FAS 123. The fair value of these options was estimated at the date of grant using the minimum value option pricing model with the following assumptions for the year ended September 30, 1998:

--------------------------------------------------------------------------------
Risk-free interest rate                                   6.0%
Dividend yield                                              0%
Volatility factor of the fair value
   of CCI's common stock                                    0
Weighted average expect life of the options                 5 years
--------------------------------------------------------------------------------

For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options' vesting periods. The Company's pro forma information follows (in thousands) for the year ended September 30 1998:

--------------------------------------------------------------------------------
Pro forma stock-based compensation expense          $      202
Pro forma net loss                                  $  (28,048)
--------------------------------------------------------------------------------

A summary of stock option activity is as follows:

                                                       Average                       Shares
                                        Exercise   Contractual Life   Options     Reserved for
                            Shares        Price       Remaining     Exercisable   Future Grant
                          ---------     ---------  ---------------- -----------   ------------
                                        (Amounts in thousands except share data)
Balance at
September 30, 1997                -             -             -             -             -
     Granted              3,239,650     $    5.00     9.5 years             -     1,560,350
     Exercised                    -             -             -             -             -
     Surrendered                  -             -             -             -             -
                          ---------     ---------     ---------     ---------     ---------
Balance at
September 30, 1998        3,239,650     $    5.00     9.5 years             -     1,560,350
                          =========     =========     =========     =========     =========

The weighted average fair value of options granted during the year ended September 30, 1998 was $1.30.

NOTE 15. STOCKHOLDERS' EQUITY

STOCK WARRANT

On September 10, 1997, the Company sold 20,000 shares of Common Stock and issued a warrant to purchase 20,000 shares of Common Stock, at the then-fair value of the Common Stock of $5.00 per share, for total proceeds of $100,000. The warrant is immediately exercisable and will expire seven years from the date of issuance.

STOCK SPLIT

On February 24 and September 15, 1997, the Board of Directors declared Common Stock splits of 3,595.50562-for-one and two-for-one, respectively. An amount equal to the par value of the aggregate common shares issued was transferred from additional paid-in capital to the common stock account. All share information within the financial statements and notes thereto have been restated to reflect the effect of the stock splits.

                   COOPERATIVE COMPUTING HOLDING COMPANY INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

RESERVED SHARES OF COMMON STOCK

At September 30, 1998, the Company had reserved 4,800,000 shares of its Common Stock for issuance under the Company's 1998 Stock Option Plan. At September 30, 1998, another 20,000 shares of its Common Stock were reserved for exercise of a warrant.

NOTE 16. SAVINGS AND INVESTMENT PLANS

The Company has a savings and investment plan known as the Triad Systems Corporation Savings and Investment Plan (the "Plan") as allowed under Sections 401(k) and 401(a) of the Internal Revenue Code. The Plan provides employees with tax deferred salary deductions and alternative investment options. Employees are eligible to participate the first day of hire and are able to apply for and secure loans from their account in the Plan.

The Plan provides for contributions by the Company as determined annually by the Board of Directors. The Company matches 50% of the first 6% of compensation contributed by each employee and the deferred amount cannot exceed 25% of the annual aggregate salaries of those employees eligible for participation. Highly compensated executive participants are limited to a maximum of 10%. Contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants and amounted to $260,000 in 1996, $772,000 in 1997, and $1,663,000
in 1998.

NOTE 17. OTHER INCOME

Other income in 1996 includes lawsuit settlements of $3,000,000 and $710,000, net of related legal expenses of $360,000.

NOTE 18. COMMITMENTS AND CONTINGENCIES

GUARANTEES

The Company has guaranteed various debt obligations under agreements with certain affiliated companies. At September 30, 1998, these guarantees totaled $893,692. No material loss is anticipated by reason of such agreements and guarantees.

OPERATING LEASES

The Company rents office facilities and certain office equipment under noncancelable operating lease agreements. Certain lease agreements contain renewal options and rate adjustments. The Company has leased office space from a company owned by two of the Company's stockholders. Rental payments are $45,000 per month and this lease expires in May 2002. Rental expense related to all operating leases was $873,000 in 1996, $3,779,000 in 1997, and $7,889,000 in
1998. Future minimum rental commitments under all noncancelable operating leases are as follows:

1999                   $6,141
2000                    5,786
2001                    5,226
2002                    3,256
2003                    1,457
Thereafter              3,919

LEGAL MATTERS

The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the resolution of these matters will not have a material adverse effect on the Company's results of operations or financial position.

NOTE 19. RELATED PARTY TRANSACTIONS

On February 27, 1997, the Company entered into a Financial Advisory Agreement with an affiliate, the majority shareholder of the Company. The Company paid to the affiliate approximately $4.9 million during fiscal 1997 for services rendered

                  COOPERATIVE COMPUTING HOLDING COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


in connection with the sale of the Company's Common Stock. The Financial Advisory Agreement requires that the Company pay the affiliate additional fees equal to 1.5% of the Transaction Value, as defined, whenever the Company participates in an Add-on Transaction, as defined. In fiscal 1998, in connection with the ARISB Acquisition the Company paid a fee of $135,000 for services provided under the agreement.

Additionally, the Company entered into a ten-year Monitoring and Oversight Agreement with the affiliate, pursuant to which the Company will pay the affiliate an annual fee of no less than $350,000 for services provided to the Company. The fee is due in quarterly installments, and upon the acquisition of another business by the Company, the minimum fee is increased by an amount equal to 0.2% of the consolidated annual net sales of the acquired entity for the trailing twelve-month period. During fiscal 1997 the Company prepaid the annual fee and is amortizing the amount over the service period. Amounts paid in fiscal 1998 were $408,898.

The Company's principal executive offices are leased from a corporation which is wholly owned by two stockholders of the Company. The rental payments for such facility were $450,000 and $540,000 in fiscal 1997 and 1998, respectively.

The Company leases an airplane for general corporate use from a corporation which is wholly owned by a stockholder. Lease payments totaled $466,000 and $465,430 in fiscal 1997 and 1998, respectively.

NOTE 20. UNAUDITED QUARTERLY RESULTS

The Company's quarterly results for 1997 and 1998 are presented below. The quarterly results for the ten-month period ended September 30, 1997 have been modified to include twelve months of operations to conform to the corresponding quarters in the year ended September 30, 1998.

                                              1ST QUARTER        2ND QUARTER       3RD QUARTER        4TH QUARTER
                                              -----------        -----------       -----------        -----------
1998

Total Revenues                                $  51,915          $   52,499         $  59,250         $   63,557
Gross margin                                     20,300              18,687            21,854             22,864
Loss before extraordinary charge(1)              (6,790)             (6,327)           (6,157)            (5,632)
Net loss                                         (6,790)             (9,344)           (6,157)            (5,632)

1997

Total Revenues                                $   9,453          $   27,805         $  51,876         $   57,947
Gross margin                                      5,374              12,983            19,740             22,008
Net income (loss)                                 2,771             (23,935)           (5,357)            (4,959)

--------------
(1) See Note 11 for discussion concerning the extraordinary loss recorded in the second quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below are the names, ages and positions of the respective directors and executive officers of the Company and Holding as of September 30, 1998. All directors hold office until the next annual meeting of stockholders of the Company or Holding, as the case may be, and until their successors are duly elected and qualified.

                        NAME                    AGE                  POSITION
                        ----                    ---                  --------
                   Glenn E. Staats               54    President and Chief Executive Officer and Director of
                                                         Holding and the Company
                   Preston W. Staats             56    Executive Vice President, Chief Operating Officer and
                                                         Director of Holding and the Company
                   Thomas O. Hicks..             52    Director of Holding and the Company
                   Jack D. Furst                 39    Director of Holding and the Company
                   A. Laurence Jones             45    Director of Holding and the Company
                   James R. Porter               62    Chairman of the Board and Director of the Company
                   Edgar M. Frandle              58    Chief Information Officer
                   Matthew Hale                  45    Vice President of Finance and Chief Financial Officer of
                                                         Holding and the Company
                   Phillip L. Waters             52    Vice President of Administration of the Company

Mr. Glenn Staats founded Old CCI in 1976 and has been President and Chief Executive Officer and Director of the Company since February 1997. Mr. Staats has a Ph.D. in Engineering from the University of Texas at Austin. Prior to founding Old CCI, Mr. Staats was a Director of Graduate Studies in the College of Engineering at the University of Missouri - Columbia. Mr. Staats is the brother of Preston W. Staats.

Mr. Preston Staats joined the Company in 1977 and has been Executive Vice President, Chief Operating Officer and Director of the Company since February 1997. Mr. Staats has a Ph.D. in Electrical Engineering from Rice University in Houston, Texas. Prior to joining the Company, Mr. Staats was a Nuclear Submarine Officer in the U.S. Navy and a private sector business consultant. Mr. Staats is the brother of Glenn E. Staats.

Mr. Hicks has been a director of Holding and the Company since February 1997. Mr. Hicks has been Chairman of the Board and Chief Executive Officer of Hicks Muse since co-founding the firm in 1989. Prior to forming Hicks Muse, Mr. Hicks co-founded Hicks & Haas Incorporated in 1983 and served as its Co-Chairman and Co-Chief Executive Officer through 1989. Mr. Hicks also serves as a director of Capstar Broadcasting Corporation., Chancellor Media Corporation, CorpGroup Limited, Group MVS, S.A. de C.V., Home Interiors & Gifts, Inc., International Home Foods, Inc., LIN Television Corporation, Olympus Real Estate Corporation, Regal Cinemas, Inc., Sybron International Corporation, Triton Energy Limited and Viasystems Group, Inc.

Mr. Furst has been a director of Holding and the Company since February 1997. Mr. Furst is a Managing Director and Principal of Hicks Muse and has held such position since 1989. From 1987 to May 1989, Mr. Furst was a vice president and subsequently a partner of Hicks & Haas Incorporated. From 1984 to 1986, Mr. Furst was a merger and acquisition/corporate finance specialist for The First Boston Corporation in New York. Before joining First Boston, Mr. Furst was a financial consultant at Price Waterhouse. Mr. Furst also serves as a director of Home Interiors & Gifts, Inc., International Wire Holding Company, OmniAmerica, Inc. and Viasystems, Group, Inc.

Mr. Jones has been a director of Holding and the Company since July 1997. He is currently an Operating Affiliate with McCown DeLeeuw & Co. From August 1993 to August 1997, Mr. Jones served as the Chief Executive Officer of Neodata Services Inc., a provider of marketing services. Prior to his employment by Neodata Services Inc., Mr. Jones served as Chief Executive Officer of GovPX, a provider of U.S. Treasury data and pricing services from 1991 to August 1993. Mr. Jones has an M.B.A. from Boston College. He also serves as Chairman of the Board of SARCOM Inc., and as a director of Exabyte, Inc. and RSP/EMS Manufacturing.

Mr. Porter has served as Chairman of the Board and Director of the Company since the Triad Acquisition in February 1997. In February 1998, Mr. Porter retired as an employee of the Company and is no longer involved in the day-to-day management of the Company. Prior to the Triad Acquisition, Mr. Porter served as President and Chief Executive Officer of Triad from September 1985 to February 1997 and as a director of Triad from 1985 until January 1998. Mr. Porter also serves as a director of Silicon Valley Bank, FirstWave Technologies, Inc., Cardone Industries, Inc. and Cellular Technical Services.

Mr. Frandle has been Chief Information Officer of the Company since February 1998. Prior to joining the Company, Mr. Frandle served as Vice President of Information Technology of AmeriData Corp., a value added computer reseller, from December 1992 to November 1995 and as Vice President of Information Technology of OutBoard Marine Corporation from November 1995 to February 1997. Mr. Frandle has both a B.A. and M.B.A. from Minnesota Metropolitan State University.

Mr. Hale joined the Company in April 1995 and is currently serving as Vice President of Finance and Chief Financial Officer of Holding and the Company. Prior to joining the Company, Mr. Hale was employed by Arrowsmith Technologies, Inc., where he was Vice President of Finance and Chief Financial Officer from April 1993 to March 1995. From August 1991 to March 1993, Mr. Hale served as Controller of MasPar Computer Corporation, a company engaged in the development and sale of massively parallel computer systems. Mr. Hale has a Bachelors Degree in Accounting and is a Certified Public Accountant.

Mr. Waters has been Vice President of Administration of the Company since 1990. From 1987 to 1990, Mr. Waters was employed by Dell Computer Corporation as Director of Human Resources, prior to which time he was Director of Human Resources at Advanced Micro Devices. Mr. Waters has a Masters Degree from Southwest Texas State University.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the cash and noncash compensation earned by the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company and Holding, or their predecessors, during the fiscal years ended September 30, 1998, September 30, 1997 and November 30, 1996. The Chief Executive Officer and such executive officers are collectively referred to as the "Named Executive Officers."

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM
                                                                                            COMPENSATION
                                                                                            ------------
                                                                ANNUAL COMPENSATION          SECURITIES             ALL
                                                   FISCAL     -------------------------      UNDERLYING            OTHER
    NAME AND PRINCIPAL POSITION                   YEAR(1)     SALARY ($)     BONUS ($)       OPTIONS(2)     COMPENSATION ($)(3)
    ---------------------------                   -------     ----------     ----------     -------------   -------------------
    Glenn E. Staats...........................      1998       321,532        58,777(4)             -                   -
      President and Chief Executive Officer         1997       172,820         4,666(5)             -           5,330,924(6)
      of Holding and the Company                    1996       199,944         4,750(5)             -           4,813,974(6)
    Preston W. Staats.........................      1998       217,279        40,630(7)             -                   -
      Executive Vice President and Chief            1997       138,240         4,750(5)             -             877,697(6)
      Operating                                     1996       159,938         4,750(5)             -             963,026(6)
      Officer of Holding and the Company
    Matthew Hale..............................      1998       165,639        41,188(8)       220,000                   -
      Vice President of Finance and Chief           1997       129,520        38,562(8)             -                   -
      Financial Officer of Holding and the          1996       129,604        92,495(8)             -                   -
      Company
    Phillip L. Waters.........................      1998       143,700        36,158(9)       145,000
      Vice President of Administration              1997       111,800         6,700(9)             -                   -
      of the Company                                1996       104,472        70,327(9)             -                   -
    Edgar M. Frandle..........................      1998       103,385        56,350(10)       60,000
      Chief Information Officer                     1997             -             -                -                   -
                                                    1996             -             -                -                   -


    (1) Compensation for fiscal 1997 includes compensation for only the ten-month period ended September 30, 1997.

    (2) Represents grants of options to purchase shares of Holding's common stock. See "1998 Stock Option Plan."

    (3) For each of the periods reported, the aggregate amount of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the salary and bonus of each of the Named Executive Officers.

    (4)  Includes a 401(k) matching contribution of $3,089.

    (5)  Represents 401(k) matching contributions.

    (6) Represents corporate distributions of Subchapter S Corporation taxable income.

    (7)  Includes a 401(k) matching contribution of $3,000.

    (8) Includes 401(k) matching contribution of $4,188, $3,562 and $4,725 for fiscal years 1998, 1997 and 1996.

    (9) Includes 401(k) matching contribution of $4,188, $4,200 and $4,500 for fiscal years 1998, 1997 and 1996.

    (10) Includes a 401(k) matching contribution of $3,000.

EMPLOYMENT AGREEMENTS; CHANGE OF CONTROL ARRANGEMENTS

The Stockholders Agreement (as hereinafter defined) provides that Messrs. Glenn and Preston Staats, for a period of five years after the date of the Triad Acquisition, shall diligently devote substantially all of their working time, attention and knowledge and skills solely to the business and interest of Holding and shall discharge the duties and assume the responsibilities assigned to each of them from time to time by the Chief Executive Officer and Board of Directors of Holding. No other terms of their employment with Holding or the Company is set forth in the Stockholders Agreement. Other than as described above, the Company does not currently have employment agreements or other binding employment arrangements with any Named Executive Officer.

1998 STOCK OPTION PLAN

The Plan

In December 1998, effective March 1, 1998, Holding adopted the Cooperative Computing Holding Company, Inc. 1998 Stock Option Plan (the "Plan"), pursuant to which options may be granted to key employees and eligible non-employees of Holding and its subsidiaries (including the Company) for the purchase of shares of Holding's common stock, par value $.000125 per share ("Holding Common Stock"). The Plan was adopted subject to the approval of Holding's shareholders, which is required to be obtained prior to March 1, 1999.

The employees and non-employees eligible for options under the Plan are those persons who the Board of Directors (or a committee thereof) (in either case, the "Committee") identifies as having a direct and significant effect on the performance or financial development of Holding and its subsidiaries. The Plan provides that, notwithstanding the foregoing, no grants of options may be made under the Plan to any officer or employee who received "founder's shares" or any officer or employee who is a member of Holding's Board of Directors. A total of 4,800,000 shares of Holding Common Stock are available in respect of options granted under the Plan, and the maximum number of shares that may be granted to any employee or eligible non-employee in respect of options granted under the Plan is 250,000. Generally, options granted under the Plan may not have a term in excess of ten years from the date the option is granted.

Although the Committee has discretion in determining the terms of any option, it is expected that options will generally vest and become exercisable over a six-year period beginning on the last day of the fiscal year in which the option was granted, such that 0% would become vested on the first anniversary of the end of the fiscal year of the date of grant, 10% would become vested on the second anniversary, 20% would become vested on the third anniversary, 30% would become vested on the fourth anniversary, 65% would become vested on the fifth anniversary, and 100% would become vested on the sixth anniversary. Notwithstanding the foregoing, in the event of a Public Offering (as defined in the Plan) all options that were not exercisable at the time of the Public Offering will vest ratably over a period of years equal to five minus the number of complete years of vesting that had occurred prior to the Public Offering.

The Committee has the right, but not the obligation, to accelerate the vesting of any outstanding options upon the occurrence of, or the entering into of an agreement providing for, a Change of Control (as defined in the Plan). Both incentive stock options and nonqualified stock options may be granted under the Plan.

Holding has the right, under certain circumstances, to repurchase from any optionee at the Fair Market Value (as defined in the Plan) any options held by such optionee or any shares of Holding Common Stock issued on exercise of any such options. The circumstances under which Holding may exercise this option generally include (i) the termination of the optionee's employment or other relationship with the Company, (ii) the occurrence of a Change of Control, or
(iii) Holding engages in a transaction (such as a merger or share exchange) whereby such optionee would receive securities and such optionee is not qualified as an "accredited investor" within the meaning of the Securities Act of 1933, as amended. Holding's purchase option terminates on the consummation of a Public Offering. In addition to the foregoing, if an optionee's employment or other relationship terminates as a result of the death of such optionee, the estate of such optionee or other person who inherits the right to exercise the option or the shares of Holding Common Stock issued on exercise of options granted under the Plan, shall be entitled to require the Company to purchase, for Fair Market Value, all or any portion of the optionee's options or shares of Holding Common Stock issued on exercise of such options. A deceased optionee's repurchase, or "put," right may be exercised at any time prior to the first anniversary of the optionee's death.

The Board of Directors may amend, modify, suspend or terminate the Plan without the approval of Holding's stockholders, except that, without stockholder approval, the Board of Directors will not have the power or authority to increase the number of shares of Holding Common Stock that may be issued pursuant to the exercise of options under the Plan, decrease the minimum exercise price of any incentive stock option or modify requirements relating to eligibility with respect to incentive options.

Option Grants

Holding has granted nonqualified stock options covering an aggregate of 3,239,650 shares of Holding Common Stock at an exercise price of $5.00 per share. The options granted vest in five installments over six years in accordance with the vesting schedule described above and are otherwise on terms and conditions consistent with those described above. No options are currently exercisable, and, therefore, no options were exercised in fiscal 1998. The following table discloses for the Named Executive Officers information on options granted during the 1998 fiscal year:

                          OPTION GRANTS IN FISCAL 1998

                                               INDIVIDUAL GRANTS
                                  -------------------------------------------------------
                                                                                            POTENTIAL REALIZABLE VALUE AT
                                   NUMBER OF    PERCENTAGE OF                                  ASSUMED ANNUAL RATES OF
                                  SECURITIES    TOTAL OPTIONS                               STOCK PRICE APPRECIATION FOR
                                  UNDERLYING     GRANTED TO                                         OPTION TERM*
                                    OPTIONS     EMPLOYEES IN      EXERCISE     EXPIRATION   -----------------------------
             NAME                  GRANTED       FISCAL YEAR       PRICE          DATE           5%            10%
             ----                 ----------    ------------      --------     ----------   ----------    ---------------
Glenn E. Staats                          -             -                -             -              -             -
Preston W. Staats                        -             -                -             -              -             -
Matthew Hale                       220,000           6.7            $5.00       4/10/08       $691,784    $1,753,116
Phillip L. Waters                  145,000           4.4             5.00       4/10/08        455,949     1,155,463
Edgar M. Frandle                    60,000           1.8             5.00       4/10/08        188,668       478,123

    * The dollar amounts set forth under these columns are the result of calculations at the five percent and ten percent assumed rates set by the Securities and Exchange Commission. These assumed annual rates of appreciation would result in a stock price in ten years of $8.14 and $12.97, respectively.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Compensation decisions are made by the Board of Directors of the Company. Messrs. Glenn and Preston Staats served both as officers and directors of the Company during 1998. Messrs. Glenn and Preston Staats are expected to continue to serve in such capacities in 1999. Mr. Porter retired as an employee of the Company in February 1998 and no longer participates in the day-to-day management of the Company.

Directors who are officers, employees or otherwise an affiliate of Holding or the Company receive no compensation for their services as directors. Each director of Holding and the Company who is not also an officer, employee or an affiliate of Holding or the Company receives a fee of $3,000 for each meeting of the Board of Directors at which the director is present. Directors of Holding and the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof. Additionally, in consideration for his services as a director, Holding issued to Mr. A. Laurence Jones a warrant to purchase 20,000 shares of Holding Common Stock at an exercise price of $5.00 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

All of the issued and outstanding shares of capital stock of the Company are held by Holding. The following table sets forth as of September 30, 1998, certain information regarding the beneficial ownership of the voting securities of Holding by each person who beneficially owns more than five percent of Holding Common Stock, and by the directors and certain executive officers of Holding and the Company, individually, and by the directors and executive officers of Holding and the Company as a group.

                                                                                    SHARES OF
                                                                               HOLDING COMMON STOCK
                                                                            ---------------------------
                                                                            NUMBER OF        PERCENT OF
           NAME AND ADDRESS                                                   SHARES            CLASS
           ----------------                                                 ----------       ----------
           Hicks Muse Parties (1).............................              19,200,000          54.5%
             c/o Hicks, Muse, Tate & Furst Incorporated
             200 Crescent Court, Suite 1600
             Dallas, Texas 75201
           Glenn E. Staats....................................              13,333,334          37.9%
           Preston W. Staats..................................               2,666,666           7.6%
           Thomas O. Hicks (1)................................              19,200,000          54.5%
           Jack D. Furst (1)..................................              19,200,000          54.5%
           A. Laurence Jones (2)..............................                  40,000             *
           James R. Porter....................................                       -             -
           Edgar M. Frandle...................................                       -             -
           Matthew Hale.......................................                       -             -
           Phillip L. Waters..................................                       -             -
           All executive officers and directors as
             a group (nine persons)...........................              35,240,000(1)        100%

----------

    *    Represents less than 1%.

    (1) Includes (i) shares owned of record by Hicks, Muse, Tate & Furst Equity Fund III, L.P. ("Fund III"), of which the ultimate general partner is Hicks, Muse Fund III Incorporated, an affiliate of Hicks Muse, and (ii) shares owned of record by HM3 Coinvestors, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Fund III Incorporated. Thomas O. Hicks is a controlling stockholder of Hicks Muse and serves as Chairman of the Board, President, Chief Executive Officer and Secretary of Hicks Muse. Accordingly, Mr. Hicks may be deemed to be the beneficial owner of Holding Common Stock held by Fund III and HM3 Coinvestors, L.P. John R. Muse, Charles W. Tate, Jack D. Furst, Lawrence D. Stuart, Jr., Michael J. Levitt, Alan B. Menkes, David B. Deniger and Dan H. Blanks are principals and minority stockholders of Hicks Muse and as such may be deemed to share with Mr. Hicks the power to vote or dispose of Holding Common Stock held by Fund III and HM3 Coinvestors, L.P. Each of Messrs. Hicks, Muse, Tate, Furst, Stuart, Levitt, Menkes, Deniger and Blanks disclaims the existence of a group and disclaims beneficial ownership of Holding Common Stock not respectively owned of record by him.

    (2) Includes 20,000 shares of Holding Common Stock issuable to Mr. Jones upon exercise of a currently exercisable warrant to purchase shares of Holding Common Stock at an exercise price of $5.00 per share.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Monitoring and Oversight Agreement

In conjunction with the Triad Acquisition, Holding and the Company entered into a ten-year agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P., an affiliate of Hicks Muse ("Hicks Muse Partners"), pursuant to which Holding and the Company pay Hicks Muse Partners an annual fee payable quarterly for oversight and monitoring services to Holding and the Company. The annual fee is adjustable on January 1 of each calendar year to an amount equal to the (i) sum of (A) the fee in effect at the beginning of the immediately preceding calendar year plus (B) the aggregate amount of all Acquisition Increments (as defined) with respect to such immediately preceding calendar year, multiplied by (ii) the percentage increase in the Consumer Price Index during the immediately preceding calendar year, but in no event less than $350,000. Upon the acquisition by the Company or any of its subsidiaries of another entity or business, the fee is increased by an amount equal to 0.2% of the consolidated annual net sales of the acquired entity or business and its subsidiaries for the trailing twelve-month period (an "Acquisition Increment"). Thomas O. Hicks and Jack D. Furst, directors of Holding and the Company, are each principals of Hicks Muse Partners. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to Holding or the Company under the Monitoring and Oversight Agreement. In addition, Holding and the Company have agreed to indemnify Hicks Muse Partners, its affiliates and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages expenses, and fees and disbursement of counsel related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the Monitoring and Oversight Agreement and not resulting primarily from the bad faith, gross negligence or willful misconduct of Hicks Muse Partners. The Monitoring and Oversight Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The Company does not believe that the services that have been and will continue to be provided to Holding and the Company pursuant to the Monitoring and Oversight Agreement could otherwise be obtained by Holding and the Company without the addition of personnel or the engagement of outside professional advisors. In the Company's opinion, the fees provided for under the Monitoring and Oversight Agreement reasonably reflect the benefits received and to be received by Holding, the Company and their respective subsidiaries. In fiscal 1998, the Company paid Hicks Muse Partners a fee of $408,898 for services under the Monitoring and Oversight Agreement.

Financial Advisory Agreement

In conjunction with the Triad Acquisition, Holding and the Company entered into a ten-year agreement (the "Financial Advisory Agreement") pursuant to which Hicks Muse Partners receives a fee equal to 1.5% of the "Transaction Value" (as defined) for each "Add-on Transaction" (as defined) in which Holding or the Company is involved. The term "Transaction Value" means the total value of the Add-on Transaction, including, without limitation, the aggregate amount of the funds required to complete the Add-on Transaction, including the amount of any indebtedness, preferred stock or similar items assumed (or remaining outstanding). The term "Add-on Transaction" means any respective subsidiaries, and any other person or entity, excluding, however, any acquisition that does not involve the use of (or any waiver or consent under) any debt equity financing and in which neither Hicks Muse Partners nor any other person or entity provides financial advisory investment on banking or similar services. In addition, Holding and the Company, jointly and severally, have agreed to indemnify Hicks Muse Partners, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the Financial Advisory Agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of Hicks Muse Partners. The Financial Advisory Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The Company does not believe that the services that have been and will continue to be provided by Hicks Muse Partners pursuant to the Financial Advisory Agreement could otherwise be obtained by Holding and the Company without the addition of personnel or the engagement of outside professional advisors. In the Company's opinion, the fees provided for under the Financial Advisory Agreement reasonably reflect the benefits received and to be received by Holding and the Company. In fiscal 1998, the Company paid Hicks Muse Partners fees of $135,000 for services provided by Hicks Muse Partners under the Financial Advisory Agreement.

Stockholders Agreement

Each holder of Holding Common Stock has entered into a stockholders agreement (the "Stockholders Agreement"). The Stockholders Agreement, among other things, grants preemptive rights and certain registration rights to the parties thereto and contains provisions requiring the parties thereto to sell their shares of Holding Common Stock in connection with certain sales of Holding Common Stock by the HMC Group (as defined therein) ("drag-along rights") and granting the parties thereto the right to include a portion of their shares of Holding Common Stock in certain sales in which other holders may engage ("tag-along rights"). All parties to the Stockholders Agreement agreed that (i) the HMC Group is entitled to designate two individuals to the Board of Directors of Holding and the Company so long as the HMC Group owns at least ten percent of the voting capital stock of Holding or one individual so long as the HMC Group owns at least five percent but less than ten percent of the voting capital stock of Holding; (ii) Messrs. Glenn and Preston Staats are entitled to designate two individuals to the Board of Directors of Holding and the Company so long as Messrs. Glenn and Preston Staats together own at least ten percent of the voting capital stock of Holding or one individual so long as Messrs. Glenn and Preston Staats together own at least five percent but less than ten percent of the voting capital stock of Holding; and (iii) any remaining positions on the Board of Directors of Holding and the Company would be independent directors mutually acceptable to Hicks, Muse, Tate & Furst Incorporated, an affiliate of Hicks

Muse and the HMC Group, and Messrs. Glenn and Preston Staats. In addition, all parties to the Stockholders Agreement agreed to vote any shares that they may vote on any particular matter that comes before the Company's stockholders as a separate class or series, on such matter as holders of a majority of the outstanding shares of Holding Common Stock voted thereon.

Lease of Corporate Offices

The Company's principal executive offices are leased from a corporation that is wholly owned by Messrs. Glenn and Preston Staats. In fiscal 1998, the rental payments for such facility were $540,000.

The Company's Livermore, California offices are leased from Triad Park, LLC. James R. Porter, Chairman of the Board of Directors of the Company, was an officer, director and stockholder of the sole manager of Triad Park, LLC until May 1998. The rental payment for 1998 under the lease during the period Mr. Porter was associated with Triad Park were approximately $1.7 million.

Lease of Corporate Aircraft

The Company leases an airplane for general corporate use from a corporation that is wholly owned by Mr. Glenn Staats. Lease payments, which the Company believes reasonably reflect the benefits thereof, totaled $465,430 in fiscal 1998.

Related Officers

Sharon W. Staats, the wife of Mr. Preston Staats, served as Vice President of Special Projects during 1998, during which she earned compensation of $117,213.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) (1) Financial Statements -- See index to Consolidated Financial Statements in Item 8 hereof.

        (2) Financial Statements Schedules -- See Schedule II - Valuation and Qualifying Accounts. All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

        (3) Exhibits:

                EXHIBIT
                  NO.
                -------
                   2.1     -- Agreement and Plan of Merger among Cooperative
                           Computing, Inc., CCI Acquisition Corp. and Triad
                           Systems Corporation dated October 17, 1996.*
                   2.2     -- First Amendment to Agreement and Plan of Merger
                           dated as of January 15, 1997.*
                   2.3     -- Second Amendment to Agreement and Plan of Merger
                           dated as of February 19, 1997.*
                   3.1     -- Restated Certificate of Incorporation of
                           Cooperative Computing, Inc. (formerly known as Triad
                           Systems Corporation).*
                   3.2     -- Certificate of Amendment of Certificate of
                           Incorporation of Cooperative Computing, Inc.
                           (formerly known as Triad Systems Corporation).*
                   3.3     -- Amended and Restated Bylaws of Cooperative
                           Computing, Inc. (formerly known as Triad Systems
                           Corporation).
                   4.1     -- Indenture dated as of February 10, 1998 between
                           Cooperative Computing, Inc., as Issuer, and Norwest
                           Bank Minnesota, National Association, as Trustee.*
                   4.2     -- Form of Note.*
                   4.3     -- Exchange and Registration Rights Agreement dated
                           February 10, 1998 among Cooperative Computing, Inc.,
                           Chase Securities Inc. and NationsBanc Montgomery
                           Securities LLC.*
                  10.1     -- Project Lease Agreement between 3055 Triad Dr.
                           Corp. and Triad Systems Corporation (now known as
                           Cooperative Computing, Inc.) dated as of August 1,
                           1988.*
                  10.2     -- First Amendment to Project Lease Agreement between
                           Triad Park, LLC successor in interest to 3055 Triad
                           Dr. Corp., and Triad Systems Corporation (now known
                           as Cooperative Computing, Inc.) effective as of
                           February 26, 1997.*

                  10.3 -- Lease dated as of January 11, 1992 by and between Computerized Properties, Inc. and Cooperative
                           Computing, Inc.*
                  10.4     -- Credit Agreement among Cooperative Computing, Inc.
                           (formerly named Triad Systems Corporation), as
                           Borrower; Cooperative Computing Holding Company, Inc.
                           (formerly named Cooperative Computing, Inc.), as
                           Guarantor; and The Chase Manhattan Bank, as
                           Administrative Agent, dated as of February 27, 1997, as amended and restated as of February 10, 1998.*
                  10.5     -- Guarantee and Collateral Agreement made by
                           Cooperative Computing, Inc. (formerly named Triad
                           Systems Cooperation); Cooperative Computing Holding
                           Company, Inc. (formerly named Cooperative Computing,
                           Inc.); and certain of their subsidiaries in favor of the Chase Manhattan Bank dated as of February 27,
                           1997, as amended and restated as of February 6, 1998.*
                  10.6     -- Loan and Security Agreement dated as of January 1,
                           1997, between CCI/Triad Financial Holding
                           Corporation, as Borrower, and Heller Financial, Inc.
                           as Lender.*
                  10.7     -- Loan and Security Agreement dated as of January 1,
                           1997, between CCI/Triad Financial Holding
                           Corporation, as Borrower, and Metlife Capital
                           Corporation, as Lender.*
                  10.8     -- Loan and Security Agreement dated as of March 1,
                           1997, between CCI/Triad Financial Holding
                           Corporation, as Borrower, and Sanwa Business Credit
                           Corporation, as Lender.*
                  10.9     -- Agreement between the Industrial Development
                           Authority and Triad Systems Ireland Limited, Triad
                           Systems Corporation and Tridex Systems Limited.*
                 10.10     -- Supplemental Agreement between the Industrial
                           Development Authority and Triad Systems Ireland
                           Limited, Triad Systems Corporation and Tridex Systems
                           Limited.*
                  10.11    -- Real Estate Distribution Agreement dated February
                           26, 1997, among Triad Systems Corporation (now known as Cooperative Computing, Inc.), 3055 Triad Dr.
                           Corp., 3055 Management Corp., and Triad Park, LLC.*
                  10.12    -- Assignment and Assumption Agreement dated February
                           27, 1997, between Triad Systems Corporation and Triad
                           Park, LLC.*
                  10.13    -- Assignment and Assumption Agreement dated February
                           27, 1997, between Triad Systems Corporation and Triad
                           Park, LLC.*
                  10.14+   -- Warrant of Cooperative Computing Holding Company,
                           Inc. dated September 10, 1997 issued to A. Laurence
                           Jones.*
                  10.15    -- Monitoring and Oversight Agreement dated as of
                           February 27, 1997 between Cooperative Computing
                           Holding Company, Inc.; Cooperative Computing, Inc.
                           and Hicks, Muse & Co. Partners, L.P.*
                  10.16    -- Financial Advisory Agreement dated as of February
                           27, 1997 between Cooperative Computing Holding
                           Company, Inc., Cooperative Computing, Inc., and
                           Hicks, Muse & Co. Partners, L.P.*
                  10.17    -- Loan and Security Agreement dated as of September
                           25, 1997, between CCI/Triad Financial Holding
                           Corporation, as Borrower, and Mellon U.S. Leasing, a
                           Division of Mellon Leasing Corporation, as Lender.*
                  10.18    -- Asset Purchase Agreement between ADP Claims
                           Solutions Group, Inc., and Cooperative Computing,
                           Inc. dated as of November 20, 1997.*
                  10.19 -- Purchase Agreement dated as of February 5, 1998, among Chase Securities Inc., NationsBanc Montgomery
                           Securities LLC and Cooperative Computing, Inc.*
                  10.20    -- First Amendment to Credit Agreement dated as of
                           June 30, 1998, among Cooperative Computing, Inc.,
                           Cooperative Computing Holding Company, Inc., the several banks and other financial institutions parties thereto and The Chase Manhattan Bank, as administrative agent.*
                  10.21+   -- Cooperative Computing Holding Company, Inc. 1998
                           Stock Option Plan.
                  10.22+   -- Form of Non-Qualified Stock Option Agreement for
                           Eligible Non-Employees.
                  21.1     -- List of Subsidiaries.*
                  27.1     -- Financial Data Schedule

---------------------
            * Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant's Registration Statement on Form S-1 filed on April 3, 1998 (File No. 333-49389).

            +    Management contract or compensatory plan or arrangement.

    (b) Reports on Form 8-K -- none.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December, 1998.

                                            COOPERATIVE COMPUTING, INC.


                                            By: /s/ MATTHEW HALE
                                               --------------------------------
                                                Matthew Hale
                                                Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    SIGNATURE                            TITLE                         DATE
                    ---------                            -----                         ----
        /s/ GLENN E. STAATS
        ----------------------------            President and Chief                December 29, 1998
                     Glenn E. Staats              Executive Officer and a
                                                  Director (Principal
                                                  Executive Officer)

        /s/ PRESTON W. STAATS
        ----------------------------
                   Preston W. Staats            Executive Vice President,          December 29, 1998
                                                  Chief Operating Officer and a
                                                  Director

        /s/ MATTHEW HALE
        ----------------------------            Vice President of Finance          December 29, 1998
                        Matthew Hale              and Chief Financial Officer
                                                  (Principal Accounting and
                                                  Financial Officer)

        /s/ THOMAS O. HICKS
        ----------------------------            Director                           December 29, 1998
                     Thomas O. Hicks

        /s/ JACK D. FURST
        ----------------------------            Director                           December 29, 1998
                       Jack D. Furst

        /s/ A. LAURENCE JONES
        ----------------------------            Director                           December 29, 1998
                   A. Laurence Jones

        /s/ JAMES R. PORTER
        ----------------------------            Director                           December 29, 1998
                     James R. Porter

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                      ADDITIONS
                                                      BALANCE AT      CHARGED TO                    BALANCE AT
                                                     BEGINNING OF     COSTS AND                       END OF
               DESCRIPTION                             PERIOD          EXPENSES      DEDUCTIONS       PERIOD
               -----------                           ------------     ----------     ----------     ----------
                                                                           (in thousands)
    YEAR ENDED NOVEMBER 30, 1996:
    Allowance for doubtful accounts and
      system returns............................       $ 1,817         $   132        $      -        $ 1,949
    Inventory valuation.........................            68              80               -            148
    Allowance for losses in investment in
      leases....................................             -               -               -              -
    TEN MONTHS ENDED SEPTEMBER 30, 1997:
    Allowance for doubtful accounts and
      system returns............................         1,949           4,309(A)          790          5,468
    Inventory valuation.........................           148           1,970(B)           48          2,070
    Allowance for losses in investment in leases             -           3,089(C)        2,359            730
    YEAR ENDED SEPTEMBER 30, 1998:
    Allowance for doubtful accounts and
      system returns............................         5,468           6,599           5,966          6,101
    Inventory valuation.........................         2,070             561             647          1,984
    Allowance for losses in investment in
      leases....................................           730           3,355           3,365            720

----------

    (A) Includes $1,875 balance transferred from the acquisition of Triad Systems Corporation.

    (B) Includes $856 balance transferred from the acquisition of Triad Systems Corporation.

    (C) Includes $222 balance transferred from the acquisition of Triad Systems Corporation.

                               INDEX TO EXHIBITS

                EXHIBIT
                  NO.              DESCRIPTION
                -------            -----------
                   2.1     -- Agreement and Plan of Merger among Cooperative
                           Computing, Inc., CCI Acquisition Corp. and Triad
                           Systems Corporation dated October 17, 1996.*
                   2.2     -- First Amendment to Agreement and Plan of Merger
                           dated as of January 15, 1997.*
                   2.3     -- Second Amendment to Agreement and Plan of Merger
                           dated as of February 19, 1997.*
                   3.1     -- Restated Certificate of Incorporation of
                           Cooperative Computing, Inc. (formerly known as Triad
                           Systems Corporation).*
                   3.2     -- Certificate of Amendment of Certificate of
                           Incorporation of Cooperative Computing, Inc.
                           (formerly known as Triad Systems Corporation).*
                   3.3     -- Amended and Restated Bylaws of Cooperative
                           Computing, Inc. (formerly known as Triad Systems
                           Corporation).
                   4.1     -- Indenture dated as of February 10, 1998 between
                           Cooperative Computing, Inc., as Issuer, and Norwest
                           Bank Minnesota, National Association, as Trustee.*
                   4.2     -- Form of Note.*
                   4.3     -- Exchange and Registration Rights Agreement dated
                           February 10, 1998 among Cooperative Computing, Inc.,
                           Chase Securities Inc. and NationsBanc Montgomery
                           Securities LLC.*
                  10.1     -- Project Lease Agreement between 3055 Triad Dr.
                           Corp. and Triad Systems Corporation (now known as
                           Cooperative Computing, Inc.) dated as of August 1,
                           1988.*
                  10.2     -- First Amendment to Project Lease Agreement between
                           Triad Park, LLC successor in interest to 3055 Triad
                           Dr. Corp., and Triad Systems Corporation (now known
                           as Cooperative Computing, Inc.) effective as of
                           February 26, 1997.*
                  10.3     -- Lease dated as of January 11, 1992 by and between
                           Computerized Properties, Inc. and Cooperative
                           Computing, Inc.*
                  10.4     -- Credit Agreement among Cooperative Computing, Inc.
                           (formerly named Triad Systems Corporation), as
                           Borrower; Cooperative Computing Holding Company, Inc.
                           (formerly named Cooperative Computing, Inc.), as
                           Guarantor; and The Chase Manhattan Bank, as
                           Administrative Agent, dated as of February 27, 1997,
                           as amended and restated as of February 10, 1998.*
                  10.5     -- Guarantee and Collateral Agreement made by
                           Cooperative Computing, Inc. (formerly named Triad
                           Systems Cooperation); Cooperative Computing Holding
                           Company, Inc. (formerly named Cooperative Computing,
                           Inc.); and certain of their subsidiaries in favor of
                           the Chase Manhattan Bank dated as of February 27,
                           1997, as amended and restated as of February 6,
                           1998.*
                  10.6     -- Loan and Security Agreement dated as of January 1,
                           1997, between CCI/Triad Financial Holding
                           Corporation, as Borrower, and Heller Financial, Inc.
                           as Lender.*
                  10.7     -- Loan and Security Agreement dated as of January 1,
                           1997, between CCI/Triad Financial Holding
                           Corporation, as Borrower, and Metlife Capital
                           Corporation, as Lender.*
                  10.8     -- Loan and Security Agreement dated as of March 1,
                           1997, between CCI/Triad Financial Holding
                           Corporation, as Borrower, and Sanwa Business Credit
                           Corporation, as Lender.*
                  10.9     -- Agreement between the Industrial Development
                           Authority and Triad Systems Ireland Limited, Triad
                           Systems Corporation and Tridex Systems Limited.*
                  10.10    -- Supplemental Agreement between the Industrial
                           Development Authority and Triad Systems Ireland
                           Limited, Triad Systems Corporation and Tridex Systems
                           Limited.*
                  10.11    -- Real Estate Distribution Agreement dated February
                           26, 1997, among Triad Systems Corporation (now known
                           as Cooperative Computing, Inc.), 3055 Triad Dr.
                           Corp., 3055 Management Corp., and Triad Park, LLC.*
                  10.12    -- Assignment and Assumption Agreement dated February
                           27, 1997, between Triad Systems Corporation and Triad
                           Park, LLC.*
                  10.13    -- Assignment and Assumption Agreement dated February
                           27, 1997, between Triad Systems Corporation and Triad
                           Park, LLC.*
                  10.14+   -- Warrant of Cooperative Computing Holding Company,
                           Inc. dated September 10, 1997 issued to A. Laurence
                           Jones.*
                  10.15    -- Monitoring and Oversight Agreement dated as of
                           February 27, 1997 between Cooperative Computing
                           Holding Company, Inc.; Cooperative Computing, Inc.
                           and Hicks, Muse & Co. Partners, L.P.*
                  10.16    -- Financial Advisory Agreement dated as of February
                           27, 1997 between Cooperative Computing Holding
                           Company, Inc., Cooperative Computing, Inc., and
                           Hicks, Muse & Co. Partners, L.P.*
                  10.17    -- Loan and Security Agreement dated as of September
                           25, 1997, between CCI/Triad Financial Holding
                           Corporation, as Borrower, and Mellon U.S. Leasing, a
                           Division of Mellon Leasing Corporation, as Lender.*
                  10.18    -- Asset Purchase Agreement between ADP Claims
                           Solutions Group, Inc., and Cooperative Computing,
                           Inc. dated as of November 20, 1997.*
                  10.19    -- Purchase Agreement dated as of February 5, 1998,
                           among Chase Securities Inc., NationsBanc Montgomery
                           Securities LLC and Cooperative Computing, Inc.*
                  10.20    -- First Amendment to Credit Agreement dated as of
                           June 30, 1998, among Cooperative Computing, Inc.,
                           Cooperative Computing Holding Company, Inc., the
                           several banks and other financial institutions
                           parties thereto and The Chase Manhattan Bank, as
                           administrative agent.*
                  10.21+   -- Cooperative Computing Holding Company, Inc. 1998
                           Stock Option Plan.
                  10.22+   -- Form of Non-Qualified Stock Option Agreement for
                           Eligible Non-Employees.
                  21.1     -- List of Subsidiaries.*
                  27.1     -- Financial Data Schedule

---------------------
            * Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant's Registration Statement on Form S-1 filed on April 3, 1998 (file No. 333-49389).

            +    Management contract or compensatory plan or arrangement.