Form 10-Q
period 1998-12-31
COOPERATIVE COMPUTING INC /DE/
filed 1999-02-16
CIK 1059103

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

                                 (512) 328-2300
                         (Registrant's telephone number,
                              including area code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class               Outstanding at February 12, 1999
                -----               --------------------------------
             Common Stock                     1,000 shares

                           COOPERATIVE COMPUTING, INC.
                                      INDEX

                                                                                           PAGE
                                                                                           ----
PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

         COOPERATIVE COMPUTING HOLDING COMPANY, INC.

         Consolidated Balance Sheets as of December 31, 1998 and September 30, 1998          3

         Consolidated Statements of Operations for the three months                          4
         ended December 31, 1998 and December 31, 1997

         Consolidated Statements of Cash Flows for the three months ended                    5
         December 31, 1998 and December 31, 1997

         Notes to Consolidated Financial Statements                                          6

ITEM 2.- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                     7
RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                         10

PART II - OTHER INFORMATION                                                                 11

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                                  11

SIGNATURES

                           FORWARD-LOOKING STATEMENTS

INFORMATION SET FORTH IN THIS QUARTERLY REPORT ON FORM 10-Q REGARDING EXPECTED OR POSSIBLE FUTURE EVENTS, INCLUDING STATEMENTS OF THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE GROWTH, OPERATIONS, PRODUCTS AND SERVICES AND STATEMENTS RELATING TO FUTURE ECONOMIC PERFORMANCE, IS FORWARD-LOOKING AND SUBJECT TO RISKS AND UNCERTAINTIES. FOR THOSE STATEMENTS, THE COMPANY CLAIMS THE PROTECTION OF THE SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS PROVIDED FOR BY SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON ESTIMATES AND ASSUMPTIONS MADE BY MANAGEMENT OF THE COMPANY, WHICH, ALTHOUGH BELIEVED TO BE REASONABLE, ARE INHERENTLY UNCERTAIN. THEREFORE, UNDUE RELIANCE SHOULD NOT BE PLACED UPON SUCH ESTIMATES AND STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH ESTIMATES OR STATEMENTS WILL BE REALIZED AND IT IS LIKELY THAT ACTUAL RESULTS WILL DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE THE
FOLLOWING: (1) INCREASED COMPETITION; (2) RAPID TECHNOLOGICAL CHANGE; (3) INCREASED COSTS; (4) RISKS ASSOCIATED WITH THE INTRODUCTION OF NEW PRODUCTS AND PRODUCT UPGRADES AND DEPENDENCE ON PROPRIETARY TECHNOLOGY; (5) LOSS OR RETIREMENT OF KEY MEMBERS OF MANAGEMENT; (6) INABILITY OF THE COMPANY TO SUCCESSFULLY INTEGRATE THE OLD CCI AND TRIAD BUSINESSES OR BUSINESSES ACQUIRED IN THE FUTURE AND TO REALIZE ANTICIPATED REVENUE AND COST SAVINGS OPPORTUNITIES;
(7) INCREASES IN THE COMPANY'S COST OF BORROWINGS OR UNAVAILABILITY OF ADDITIONAL DEBT OR EQUITY CAPITAL; AND (8) CHANGES IN GENERAL ECONOMIC CONDITIONS IN THE MARKETS IN WHICH THE COMPANY MAY, FROM TIME TO TIME, COMPETE. MANY OF SUCH FACTORS WILL BE BEYOND THE CONTROL OF THE COMPANY AND ITS MANAGEMENT. IN ADDITION, OTHER FACTORS THAT COULD AFFECT THE FUTURE RESULTS OF THE COMPANY AND COULD CAUSE THOSE RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS ARE DISCUSSED AT GREATER LENGTH UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND APPEAR ELSEWHERE IN THIS QUARTERLY REPORT. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS SHOULD NOT BE CONSTRUED AS EXHAUSTIVE, AND THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION TO UPDATE, ANY FORWARD-LOOKING STATEMENTS TO REFLECT OCCURRENCES OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                      December 31,      September 30,
                                                                          1998              1998
                                                                      ------------      ------------
                                                                      (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                          $        569      $      1,159
   Trade accounts receivable, net                                           39,847            37,774
   Inventories                                                               6,450             6,005
   Investment in leases                                                      2,636             2,792
   Deferred income taxes                                                     1,818             1,818
   Prepaid expenses and other current assets                                 8,437             7,742
                                                                      ------------      ------------
             Total current assets                                           59,757            57,290
Service parts                                                                3,456             3,605
Property and equipment, net                                                 12,619            12,528
Long-term investment in leases                                              16,041            14,771
Capitalized computer software costs, net                                    22,771            25,174
Databases, net                                                              16,151            16,824
Deferred financing costs                                                     6,154             6,310
Other intangibles                                                          149,643           153,689
Other assets                                                                10,483            10,658
                                                                      ------------      ------------
             Total assets                                             $    297,075      $    300,849
                                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                  $     12,948      $     16,249
    Payroll related accruals                                                 8,305             9,362
    Deferred revenue                                                         8,529             6,269
    Current portion of long-term debt                                        1,600             6,229
    Accrued expenses and other current liabilities                          15,054            13,080
                                                                      ------------      ------------
               Total current liabilities                                    46,436            51,189
Long-term debt                                                             189,075           177,089
Deferred income taxes                                                       33,868            37,487
Other liabilities                                                            9,069             9,721
                                                                      ------------      ------------
                Total liabilities                                          278,448           275,486
Stockholders' equity:
    Common Stock, par value $.000125, authorized
      50,000,000 shares, issued and outstanding 35,220,000                       4                 4
    Additional paid-in capital                                              88,994            88,994
    Retained deficit                                                       (70,371)          (63,635)
                                                                      ------------      ------------
Total stockholders' equity:                                                 18,627            25,363
                                                                      ------------      ------------
Total liabilities and stockholders' equity                            $    297,075      $    300,849
                                                                      ============      ============

See accompanying notes

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (Amounts in thousands)

                                                                       Three Months Ended
                                                                          December 31,
                                                                 ------------------------------
                                                                      1998             1997
                                                                 ------------      ------------
       Revenues:
           Systems                                               $     18,215      $     17,486
           Customer support and information services                   36,642            32,383
           Finance                                                        891             2,046
                                                                 ------------      ------------
       Total revenues                                                  55,748            51,915
       Cost of revenues:
           Systems                                                     12,553            12,286
           Services and finance                                        22,692            20,483
                                                                 ------------      ------------
       Total cost of revenues                                          35,245            32,769
                                                                 ------------      ------------
       Gross margin                                                    20,503            19,146
       Operating expenses:
           Sales and marketing                                         12,668            11,809
           Product development                                          3,732             4,231
           General and administrative                                   9,521             9,169
                                                                 ------------      ------------
       Total operating expenses                                        25,921            25,209
       Operating loss                                                  (5,418)           (6,063)
       Interest expense                                                (4,438)           (3,547)
       Other expense, net                                                (243)              (78)
                                                                 ------------      ------------
       Loss before income taxes                                       (10,099)           (9,688)
       Income tax benefit                                              (3,061)           (2,898)
                                                                 ------------      ------------
       Net loss                                                  $     (7,038)     $     (6,790)
                                                                 ============      ============

See accompanying notes

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Amounts in thousands)

                                                                           Three Months Ended
                                                                               December 31,
                                                                      ------------------------------
                                                                          1998             1997
                                                                      ------------      ------------
      OPERATING ACTIVITIES
      Net loss                                                        $     (7,038)     $     (6,790)
      Adjustments to reconcile net loss to net cash used in
          operating activities:
          Depreciation                                                       2,274             1,386
          Amortization                                                      11,126            10,728
          Other, net                                                           282               (10)
          Changes in assets and liabilities, net of effects
              of business acquired:
              Trade accounts receivable                                     (2,073)            1,225
              Inventories                                                     (486)           (1,894)
              Investment in leases                                          (1,114)               60
              Deferred income taxes                                         (3,619)           (2,898)
              Prepaid expenses and other assets                               (634)             (699)
              Accounts payable                                              (3,301)            2,158
              Deferred revenue                                               2,260              (575)
              Accrued expenses and other current liabilities                   265            (2,867)
                                                                      ------------      ------------
      Net cash used in operating activities                                 (2,058)             (176)

      INVESTING ACTIVITIES
      Purchase of property and equipment                                    (1,885)           (1,141)
      Capitalized computer software costs and databases                     (3,345)           (2,811)
      Purchase of service parts                                               (290)             (503)
      Acquisitions of businesses, net of cash acquired                        (375)             (231)
      Other, net                                                                --               (94)
                                                                      ------------      ------------
      Net cash used in investing activities                                 (5,895)           (4,780)

      FINANCING ACTIVITIES
      Proceeds from debt facility                                           39,200            69,350
      Payment on long-term debt                                            (31,837)          (63,850)
      Debt issuance costs                                                       --              (571)
      Other                                                                     --               (92)
                                                                      ------------      ------------
      Net cash provided by financing activities                              7,363             4,837
      Net decrease in cash and cash equivalents                               (590)             (119)
      Cash and cash equivalents, beginning of period                         1,159             1,633
                                                                      ------------      ------------
      Cash and cash equivalents, end of period                        $        569      $      1,514
                                                                      ============      ============
      Supplemental disclosures of cash flow information
      Cash paid (received) during the period for:
            Interest                                                  $      1,963      $      3,195
                                                                      ============      ============
            Income taxes                                              $        116      $       (128)
                                                                      ============      ============

See accompanying notes

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Cooperative Computing Holding Company, Inc., which include the results of operations of its wholly owned subsidiary Cooperative Computing, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1998 may not be indicative of the results for the full fiscal year ending September 30, 1999.

Reclassification

     Certain prior period amounts have been reclassified to correspond with current period classification.

2.   CHANGES IN ACCOUNTING PRINCIPLES

     On October 1, 1998, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition", and SOP 98-4, which was effective for the transactions that the Company entered into on and after that date. In accordance with SOP 97-2, prior period financial statements have not been restated to reflect the change in accounting principle. The adoption of SOP 97-2 resulted in the deferral of approximately $2.5 million of revenues ($1.3 million of gross margin) for the three months ended December 31, 1998.

     Effective December 15, 1998, AICPA issued SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition", With Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 and 98-4, extending the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company does not believe that the adoption of SOP 98-9 will have a material effect on the Company's financial condition or results of operations.

     As of October 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components, however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive loss. During the first quarter of 1998 and 1997, total comprehensive loss was as follows (in thousands):

                                                         Three Months Ended
                                                             December 31,
                                                   ------------------------------
                                                       1998              1997
                                                   ------------      ------------
    Net loss                                       $     (7,038)     $     (6,790)
    Foreign currency translation adjustment                 303               (10)
                                                   ------------      ------------
    Comprehensive loss                             $     (6,735)     $     (6,800)
                                                   ============      ============

     For the fiscal year ending September 30, 1999, the Company must adopt SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not yet determined the impact, if any, of adopting this standard.

3. SALE OF LEASE RECEIVABLES

    Activity in the following servicing liability accounts (recorded in other liabilities in the Company's balance sheet) was as follows (in thousands):

                                                   LEASE SERVICING       RECOURSE
                                                     OBLIGATION         OBLIGATION
                                                   ---------------      ----------
               Balance at September 30, 1998......     $ 1,781            $ 5,447
               Newly-created liabilities..........         235              1,320
               Charges and lease write-offs.......        (276)            (1,224)
                                                       -------            -------
               Balance at December 31, 1998.......     $ 1,740            $ 5,543
                                                       =======            =======

4.   INCOME TAXES

     The Company recorded an income tax benefit for the three months ended December 31, 1998 at an effective rate of approximately 30%, which is based on the Company's anticipated results for the full fiscal year. The amount of permanent differences, which impact the effective tax rate, are approximately the same for each of the periods presented.

     The Company's benefit for income taxes differs from the amount computed by applying the statutory rate to loss before income taxes due to the impact of permanent differences consisting primarily of goodwill amortization.

5.   SUBSEQUENT EVENTS

     On February 11, 1999, the Company amended its existing $100 million senior secured credit facilities by adding a new $30 million senior secured term loan B and prepaying $20 million of the Company's existing $50 million senior secured term loan A. The Company also paid down approximately $8.0 million of the outstanding amounts under the existing $50 million senior secured revolving credit facility. After giving effect to the amendment, the Company now has $110 million senior secured credit facilities, consisting of the new $30 million term loan B, the remaining $30 million term loan A, and the existing $50 million revolving credit facility. Other modifications included revisions to the financial covenants and an increased interest rate to reflect current market rates for facilities of this type.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the historical consolidated financial statements and notes thereto included elsewhere herein.

Any forward looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any of such estimates or statements will be realized, and it is likely that actual results will differ materially from those contemplated by such forward looking statements.

The adoption of SOP 97-2 on October 1, 1998 resulted in the deferral of $2.3 million in systems revenues and $0.2 million in customer services revenues as of December 31, 1998. Prior to the adoption of SOP 97-2, the Company accrued the insignificant obligations or costs associated with these revenues. Under the provisions of SOP 97-2, these costs are no longer accrued, which resulted in a reduction of cost of systems revenues by $1.3 million and an increase in cost of customer services revenues by $0.2 million. Gross margin was reduced by $1.3 million for the three months ended December 31, 1998. The impact of SOP 97-2 is expected to primarily be limited to the three months ended December 31, 1998, since any deferrals in future quarters are anticipated to be offset by the recognition of prior period deferrals.

REVENUES

Revenues for the three months ended December 31, 1998 were $55.7 million, compared to $51.9 million for the three months ended December 31, 1997, an increase of $3.8 million, or 7%. In March 1998, the Company acquired certain assets of the ADP Claims Solutions Group (the "ARISB acquisition"), which marketed systems and services to the automotive recycling industry. Revenues generated from this acquisition accounted for $2.9 million of the increase in revenues for the three months ended December 31, 1998.

Systems revenues for the three months ended December 31, 1998 increased $0.7 million, or 4%, to $18.2 million as compared to $17.5 million for the three months ended December 31, 1997. Automotive systems revenues increased $1.1 million, or 11%, to $10.4 million due primarily to an increase in store systems sales. Hardlines systems revenues decreased $0.3 million, or 4%, to $7.9 million due primarily to a reduction in the sales of add-on equipment and systems upgrades to existing customers. The reduction in the sales of add-ons and upgrades was partially offset by increases in the sales of systems to new customers.

Revenues from customer support services and information services increased $4.3 million, or 13%, to $36.6 million for the three months ended December 31, 1998 as compared to $32.4 million for the three months ended December 31, 1997. Recurring customer services revenues from the ARISB acquisition accounted for $2.8 million of this increase. The remaining $1.5 million increase resulted from increases in customer support and information services revenues primarily due to growth in the automotive and hardlines installed base of customers.

Revenues from financing activities decreased $1.2 million to $0.9 million for the three months ended December 31, 1998 as compared to $2.0 million for the three months ended December 31, 1997. This decrease in financing revenues was primarily due to a decrease in the amount of leases sold during the period.

COST OF REVENUES

Cost of revenues were $35.2 million for the three months ended December 31, 1998 compared to $32.8 million for the three months ended December 31, 1997, an increase of $2.5 million, or 8%. Cost of revenues from the ARISB acquisition accounted for $2.0 million of the increase. As a percentage of revenues, cost of revenues was 63% for the three months ended December 31, 1998, which represented no change from the three months ended December 31, 1997.

Cost of systems revenues for the three months ended December 31, 1998 increased $0.3 million, or 2%, to $12.5 million as compared to $12.3 million for the three months ended December 31, 1997. This increase was due to the increase in systems revenues, partially offset by a 1% reduction in costs as a percentage of revenues.

Cost of revenues for services and finance for the three months ended December 31, 1998 increased $2.2 million, or 11%, to $22.7 million as compared to $20.5 million for the three months ended December 31, 1997. The ARISB acquisition accounted for $1.9 million of the increase. As a percentage of revenues, cost of revenues for services and finance increased 1% overall due to a decrease in revenues from financing activities, which carry little or no cost of revenues. This increase was partially offset by a 5% improvement in cost of revenues as a percentage of revenues for information services due primarily to low incremental costs associated with the increased revenues. Cost of revenues for customer services increased $0.5 million due primarily to the increased revenues and a 1% increase in the cost of revenues as a percentage of revenues.

EXPENSES AND OTHER INCOME

Operating expenses for the three months ended December 31, 1998 were $25.9 million, an increase of $0.7 million, or 3%, as compared to $25.2 million for the three months ended December 31, 1997. The inclusion of operations from the ARISB acquisition increased operating expenses by $0.5 million. Product development expenses for the three months ended December 31, 1998 were $3.7 million, a decrease of $0.5 million over the three months ended December 31, 1997. Sales and marketing expenses for the three months ended December 31, 1998 were $12.7 million, an increase of $0.9 million over the three months ended December 31, 1997. This increase was due primarily to increases in the automotive and hardlines sales force and the ARISB acquisition. General and administrative expenses for the three months ended December 31, 1998 were $9.5 million, an increase of $0.4 million over the three months ended December 31, 1997.

Interest expense for the three months ended December 31, 1998 was $4.4 million, an increase of $0.9 million from the three months ended December 31, 1997, due to increased debt, primarily associated with the growth in working capital and the ARISB Acquisition.

Other expenses for the three months ended December 31, 1998 were $0.2 million, a $0.2 million increase over the three months ended December 31, 1997.

The Company's effective tax rate for the three months ended December 31, 1997 and 1998 was 30% in both periods. The Company recorded a benefit from income taxes of $3.1 million and $2.9 million for the three months ended December 31, 1998 and December 31, 1997, respectively. The effective tax rate used to record the benefit for income taxes for the three months ended December 31, 1998 is based on the Company's anticipated results for the full fiscal year. The amount of permanent differences, which impact the effective tax rate, were approximately the same for each of the periods presented.

As a result of the above factors, the Company experienced a net loss of $7.0 million, an increase of $0.2 million, or 4%, for the three months ended December 31, 1998, compared to a net loss of $6.8 million for the three months ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had $190.7 million in outstanding indebtedness, an increase of $7.4 million from September 30, 1998. For the three months ended December 31, 1998, operating activities used approximately $2.1 million of cash. Cash provided from operations was reduced by $1.1 million due primarily to an increase in investment in leases and a $2.1 million increase in accounts receivable. Additionally, the Company reduced accounts payable and other current liabilities by $3.0 million during the three months ended December 31, 1998. The increase in accounts receivable and investments in leases is primarily due to the continuation of the increased systems sales experienced during the end of the prior fiscal year.

On February 11, 1999, the Company amended its existing $100 million senior secured credit facility by adding a new $30 million senior secured term loan B which allowed the Company to prepay $20 million of the existing $50 million senior secured term loan ("term loan A"). After paying approximately $2.0 million in fees and expenses related to securing the amendment and new issuance of debt, the Company used approximately $8.0 million to pay down outstanding amounts under the existing $50 million revolving credit facility. The Company estimates that, based on expected debt levels, the amended senior secured credit facilities will require annual interest payments of $8.5 million. Additionally, the Company pays semi-annual interest payments of $4.5 million on $100.0 million of 9% Senior Subordinated Notes due 2008.

In addition, the Company requires substantial liquidity for capital expenditures and working capital needs. The Company requires working capital as it funds its customer leasing operations and then periodically liquidates its lease portfolio through arrangements with banks and lending institutions. For the three months ended December 31, 1998, the Company's capital expenditures were $5.9 million, which included $3.3 million for capitalized computer software costs and databases.

The Company believes that cash flow from operations, together with the amounts available under the Company's credit facility, should be sufficient to fund its working capital requirements through the fiscal year ended September 30, 1999. The revolving credit facility allows the Company to borrow up to $50 million, of which approximately $40.0 million was outstanding as of December 31, 1998.

The senior credit facilities impose certain restrictions on the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures and transactions with affiliates. The Company must also meet certain quarterly tests relating to certain financial covenants and ratios. As of December 31, 1998, the Company was in compliance with the financial tests required by the senior credit facilities as amended on February 11, 1999.

Repayment of the $30 million term loan A begins on December 31, 1999, starting at $1.5 million per quarter and increasing by $0.5 million per quarter each fiscal year. All borrowings under the term loan A are scheduled to be repaid by March 31, 2003. Repayment of the $30 million term loan B begins on December 31, 1999 at an amount of $0.1 million per quarter, which remains constant until a final payment of $28.3 million due on March 31, 2004. While the Company expects to service these obligations with cash flow from operations, its ability to service its debt obligations is subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. A portion of the Company's debt bears interest at floating rates, therefore, its financial condition is and will be affected by changes in prevailing rates.

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

The Company has completed an assessment of the Year 2000 status of products that it sells or has installed for customers. The majority of the Company's products have been reprogrammed over the past year to make them Year 2000 ready. This programming was completed by December 31, 1998. Product releases with the Year 2000 corrections were made available to customers during the first quarter of 1999 and are expected to be fully distributed to all customers with systems that are being made Year 2000 ready by the end of the second quarter of 1999.

Certain older products that the Company was no longer marketing were determined not to be upgradable for Year 2000 issues, due either to third party software vendor constraints or hardware incompatibility. This affects a small number of the Company's customers. The customers were notified of the situation in writing during 1998. The Company has converted many of these customers to newer Year 2000 ready products and continues to work with the remaining customers to work out viable options.

While there can be no assurance, based on currently available information the Company does not believe that the Year 2000 issue as it relates to the Company's products sold to customers will have a material adverse impact on the Company's business, financial condition or results of operations. However, there can be no assurance that the failure to ensure Year 2000 capability by a supplier or other third party would not have a material adverse effect on the Company's business, financial condition or results of operations.

The Company determined that it was required to modify or replace significant portions of its software so that its internal computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has also had formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. Some third party software vendors have notified the Company that their products will not be compliant. In those cases, the Company has purchased new versions of software or replaced the third party software completely. The Company is utilizing internal resources to reprogram or replace and test the software for Year 2000 modifications. The Company has completed a portion of the modifications to its software and expects to have all modifications completed by September 1999, which is prior to any anticipated impact on its operating systems. The Company has not established a separate budget for making its internal systems Year 2000 ready, rather, these expenditures are part of the Company's regular capital and operating budgets.

The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its internal computer systems, the cost of which is not expected to be material in relation to the Company's operations and historical capital spending levels. However, if such modifications and conversions are not successful, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

     Exhibit 27.1 - Financial Data Schedule

     (b) Reports on Form 8-K

     No reports on Form 8-K have been filed during the three months ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        COOPERATIVE COMPUTING, INC.

Dated:  February 16, 1999               By:  /s/ MATTHEW HALE
                                             Matthew Hale
                                             Vice President of Finance and Chief
                                             Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.         DESCRIPTION
-----------         -----------
   27.1             Financial Data Schedule