Form 10-Q
period 1999-03-31
COOPERATIVE COMPUTING INC /DE/
filed 1999-05-17
CIK 1059103

                               SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, DC 20549

                                           FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

Yes [x]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                        Class               Outstanding at May 15, 1999
                        -----               ---------------------------
                     Common Stock                     1,000 shares

                           COOPERATIVE COMPUTING, INC.
                                      INDEX


                                                                                                            PAGE
                                                                                                            ----
                 PART I - FINANCIAL INFORMATION

                 ITEM 1. - FINANCIAL STATEMENTS

                          COOPERATIVE COMPUTING HOLDING COMPANY, INC.

                          Consolidated Balance Sheets as of March 31, 1999 and September 30, 1998             3

                          Consolidated Statements of Operations for the three months and six months           4
                          ended March 31, 1999 and March 31, 1998

                          Consolidated Statements of Cash Flows for the six months ended                      5
                          March 31, 1999 and March 31, 1998

                          Notes to Consolidated Financial Statements                                          6

                 ITEM 2.- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                     8
                 RESULTS OF OPERATIONS

                 ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                         11

                 PART II - OTHER INFORMATION

                 ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                                  12

                 SIGNATURES                                                                                  13


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

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except share amounts)

                                                                    March 31,     September 30,
                                                                       1999            1998
                                                                  ------------    ------------
                                                                   (Unaudited)
    ASSETS
    Current assets:
       Cash and cash equivalents                                  $         --    $      1,159
       Trade accounts receivable, net                                   40,305          37,774
       Inventories                                                       6,880           6,005
       Investment in leases                                              2,762           2,792
       Deferred income taxes                                             1,818           1,818
       Prepaid expenses and other current assets                         9,930           7,742
                                                                  ------------    ------------
                 Total current assets                                   61,695          57,290
    Service parts                                                        4,224           3,605
    Property and equipment, net                                         12,369          12,528
    Long-term investment in leases                                      18,024          14,771
    Capitalized computer software costs, net                            20,574          25,174
    Databases, net                                                      15,536          16,824
    Deferred financing costs                                             7,849           6,310
    Other intangibles                                                  145,004         153,689
    Other assets                                                         9,847          10,658
                                                                  ------------    ------------
                 Total assets                                     $    295,122    $    300,849
                                                                  ============    ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
        Accounts payable                                          $     13,578    $     16,249
        Payroll related accruals                                         8,753           9,362
        Deferred revenue                                                 8,884           6,269
        Current portion of long-term debt                                3,382           6,229
        Accrued expenses and other current liabilities                  13,293          13,080
                                                                  ------------    ------------
                   Total current liabilities                            47,890          51,189
    Long-term debt                                                     195,363         177,089
    Deferred income taxes                                               31,499          37,487
    Other liabilities                                                    9,071           9,721
                                                                  ------------    ------------
                    Total liabilities                                  283,823         275,486

    Stockholders' equity:
        Common Stock, par value $.000125, authorized 50,000,000
        shares, issued and outstanding 35,220,000                            4               4
        Additional paid-in capital                                      88,994          88,994
        Retained deficit                                               (77,699)        (63,635)
                                                                  ------------    ------------
    Total stockholders' equity:                                         11,299          25,363
                                                                  ------------    ------------
    Total liabilities and stockholders' equity                    $    295,122    $    300,849
                                                                  ============    ============



See accompanying Notes to Consolidated Financial Statements

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (Amounts in thousands)

                                                         Three Months Ended                Six Months Ended
                                                              March 31,                        March 31,
                                                    ----------------------------    ----------------------------
                                                        1999            1998            1999            1998
                                                    ------------    ------------    ------------    ------------
Revenues:
    Systems                                         $     20,595    $     16,977    $     38,810    $     34,463
    Customer support and information services             37,070          33,718          73,712          66,101
    Finance                                                  893           1,804           1,784           3,850
                                                    ------------    ------------    ------------    ------------
Total revenues                                            58,558          52,499         114,306         104,414
Cost of revenues:
    Systems                                               13,548          12,203          26,101          24,489
    Services and finance                                  24,474          21,609          47,166          42,092
                                                    ------------    ------------    ------------    ------------
Total cost of revenues                                    38,022          33,812          73,267          66,581
                                                    ------------    ------------    ------------    ------------
Gross margin                                              20,536          18,687          41,039          37,833
Operating expenses:
    Sales and marketing                                   13,005          11,448          25,673          23,257
    Product development                                    3,697           3,842           7,429           8,073
    General and administrative                             9,546           9,014          19,067          18,183
                                                    ------------    ------------    ------------    ------------
Total operating expenses                                  26,248          24,304          52,169          49,513
Operating loss                                            (5,712)         (5,617)        (11,130)        (11,680)
Interest expense                                          (4,459)         (3,830)         (8,897)         (7,350)
Other income (expense), net                                  366             359             123             254
                                                    ------------    ------------    ------------    ------------
Loss before income taxes and extraordinary charge         (9,805)         (9,088)        (19,904)        (18,776)
Income tax benefit                                        (2,381)         (2,761)         (5,442)         (5,659)
                                                    ------------    ------------    ------------    ------------
Loss before extraordinary charge                              --          (6,327)             --         (13,117)
Extraordinary charge, net of tax of $1,969                    --           3,017              --           3,017
                                                    ------------    ------------    ------------    ------------
Net loss                                            $     (7,424)   $     (9,344)   $    (14,462)   $    (16,134)
                                                    ============    ============    ============    ============



See accompanying Notes to Consolidated Financial Statements

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Amounts in thousands)




                                                                                   Six Months Ended
                                                                                      March 31,
                                                                            ----------------------------
                                                                                 1999            1998
                                                                            ------------    ------------
      OPERATING ACTIVITIES
      Net loss                                                              $    (14,462)   $    (16,134)
      Adjustments to reconcile net loss to net cash used in
          operating activities:
          Depreciation                                                             4,501           2,931
          Amortization                                                            22,225          22,054
          Loss on write-off of debt issuance costs                                    --           3,017
          Other, net                                                                 278             (10)
          Changes in assets and liabilities, net of effects of businesses acquired:
              Trade accounts receivable                                           (2,531)         (3,917)
              Inventories                                                         (3,452)         (7,104)
              Investment in leases                                                (3,223)            352
              Deferred income taxes                                               (5,989)         (7,926)
              Prepaid expenses and other assets                                   (1,742)         (1,178)
              Accounts payable                                                    (2,671)          4,193
              Deferred revenue                                                     2,615             585
              Accrued expenses and other current liabilities                      (1,046)         (2,164)
                                                                            ------------    ------------
      Net cash used in operating activities                                       (5,497)         (5,301)

      INVESTING ACTIVITIES
      Purchase of property and equipment                                          (1,788)         (1,318)
      Capitalized computer software costs and databases                           (6,859)         (6,328)
      Equity in earnings (loss) of investments                                       104             131
      Purchase of service parts                                                     (497)           (242)
      Acquisitions of businesses, net of cash acquired                              (375)         (9,000)
      Other, net                                                                     214          (1,021)
                                                                            ------------    ------------
      Net cash used in investing activities                                       (9,201)        (17,778)

      FINANCING ACTIVITIES
      Proceeds from bond issuance                                                     --         100,000
      Proceeds from credit facility                                               72,600         148,350
      Payment on debt facilities                                                 (57,130)       (220,850)
      Debt issuance costs                                                         (1,931)         (5,801)
      Other                                                                           --            (251)
                                                                            ------------    ------------
      Net cash provided by financing activities                                   13,539          21,448
      Net decrease in cash and cash equivalents                                   (1,159)         (1,631)
      Cash and cash equivalents, beginning of period                               1,159           1,633
                                                                            ------------    ------------
      Cash and cash equivalents, end of period                              $          0    $          2
                                                                            ============    ============
      Supplemental disclosures of cash flow information
      Cash paid (received) during the period for:
            Interest                                                        $      8,424    $      5,794
                                                                            ============    ============
            Income taxes                                                    $        241    $        188
                                                                            ============    ============
      Non Cash Transactions:
            Transfers from inventory to fixed assets                        $      1,457    $      2,040
                                                                            ============    ============
            Transfers from inventory to spare parts                         $      1,017    $        590
                                                                            ============    ============

See accompanying Notes to Consolidated Financial Statements

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Cooperative Computing Holding Company, Inc. ("Holding") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended March 31, 1999 may not be indicative of the results for the full fiscal year ending September 30, 1999. Holding has no assets or liabilities other than its investment in its wholly owned subsidiary, Cooperative Computing, Inc. (the "Company"); accordingly, these consolidated financial statements represent the operations of the Company and its subsidiaries.

Reclassification

      Certain prior period amounts have been reclassified to correspond with current period classification.

2.    CHANGES IN ACCOUNTING PRINCIPLES

      On October 1, 1998, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition", and SOP 98-4, which was effective for the transactions that the Company entered into on and after that date. In accordance with SOP 97-2, prior period financial statements have not been restated to reflect the change in accounting principle. The adoption of SOP 97-2 resulted in the deferral of approximately $3.5 million of revenues ($1.8 million of gross margin) for the six months ended March 31, 1999.

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

     As of October 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components, however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive loss. During the first six months of 1999 and 1998, total comprehensive loss was as follows (in thousands):


                                                       Six Months Ended
                                                          March 31,
                                                ----------------------------
                                                     1999            1998
                                                ------------    ------------
Net loss                                        $    (14,462)   $    (16,134)
Foreign currency translation adjustment                  398             (80)
                                                ------------    ------------
Comprehensive loss                              $    (14,064)   $    (16,214)
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

3.    SALE OF LEASE RECEIVABLES

      Activity in the following servicing liability accounts (recorded in other liabilities in the Company's balance sheet) was as follows (in thousands):

                                                         LEASE SERVICING     RECOURSE
                                                           OBLIGATION       OBLIGATION
                                                          ------------    ------------
Balance at September 30, 1998 .........................   $      1,781    $      5,447
Newly-created liabilities .............................            348           2,617
Charges and lease write-offs ..........................           (529)         (2,141)
                                                          ------------    ------------

Balance at March 31, 1999 .............................   $      1,600    $      5,923
                                                          ============    ============

4.    LONG TERM DEBT

      On February 12, 1999, the Company amended its existing $100 million senior secured credit facilities by adding a new $30 million senior secured term loan B and prepaying $20 million of the Company's existing $50 million senior secured term loan A. The Company also paid down approximately $8.1 million of the outstanding amounts under the existing $50 million senior secured revolving credit facility. After giving effect to the amendment, the Company now has $110 million senior secured credit facilities, consisting of the new $30 million term loan B, the remaining $30 million term loan A, and the existing $50 million revolving credit facility. Other modifications included revisions to the financial covenants and an increased interest rate.

5.    INCOME TAXES

      The Company recorded an income tax benefit for the six months ended March 31, 1999 at an effective rate of approximately 27%, which is based on the Company's anticipated results for the full fiscal year. The amount of permanent differences, which impact the effective tax rate, are approximately the same for each of the periods presented.

      The Company's benefit for income taxes differs from the amount computed by applying the statutory rate to loss before income taxes due to the impact of permanent differences consisting primarily of goodwill amortization.

6.    SUBSEQUENT EVENT

      On May 17, 1999, Holding's majority shareholder, Hicks Muse Tate & Furst, Equity Fund III, L.P., provided to Holding a commitment to invest $25 million for the purchase of a new Class A Common Stock of Holding. The Class A Common Stock would be senior to Holding's existing common stock upon liquidation, but would vote with the existing common stock as a class. The liquidation value of the Class A Common Stock would increase over time at a contracted rate. The holders thereof would have the right to put to Holding, and Holding would have the right to call, the Class A Common Stock at any time at the liquidation value thereof, subject to the applicable restrictions under the Company's credit agreement and indenture. The consummation of this transaction is subject to the amendment of the Company's credit agreement to permit the consummation of the contemplated transaction (including the use of net proceeds from the sale of the Class A Common Stock for working capital purposes, rather than to repay bank debt) and to alter certain financial maintenance covenants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Cooperative Computing, Inc. (the "Company") should be read in conjunction with the historical consolidated financial statements and notes thereto included elsewhere herein.

The adoption of SOP 97-2 on October 1, 1998 (see Note 2 of Notes to Consolidated Financial Statements) resulted in the deferral of $0.7 million in customer services revenues for the three months ended March 31, 1999 and the deferral of $2.3 million in systems revenues and $0.9 million in customer services revenues for the six months ended March 31, 1999. Gross profit was reduced by $0.3 million and $1.6 million for the three months and six months ended March 31, 1999, respectively. The future impact of SOP 97-2 is expected to be minimal, since any deferrals in future quarters are anticipated to be offset by the recognition of prior period deferrals.

REVENUES

Revenues for the three months ended March 31, 1999 were $58.6 million, compared to $52.5 million for the three months ended March 31, 1998, an increase of $6.1 million, or 12%. For the six months ended March 31, 1999, revenues increased $9.9 million, or 9%, to $114.3 million as compared to the corresponding period in 1998. In March 1998, the Company acquired certain assets of the ADP Claims Solutions Group (the "ARISB acquisition"), which marketed systems and services to the automotive recycling industry. The ARISB acquisition accounted for $1.8 million and $4.6 million of the increase in revenues for the three months and six months ended March 31, 1999, respectively, over the comparable periods in 1998 as a result of the acquired operations being included for only one month in 1998.

Systems revenues for the three months ended March 31, 1999 increased $3.6 million, or 21%, to $20.6 million as compared to $17.0 million for the three months ended March 31, 1998. For the six months ended March 31, 1999, systems revenues increased $4.3 million, or 13%, to $38.8 million as compared to $34.5 million for the six months ended March 31, 1998. For the three months ended March 31, 1998, automotive systems revenues increased $2.6 million, or 31%, to $11.1 million, and hardlines systems increased $1.0 million, or 11%, to $9.5 million as compared to the corresponding period in 1998. For the six months ended March 31, 1999, automotive systems revenues increased $3.7 million, or 21%, to $21.5 million and hardlines systems revenues increased $0.7 million, or 4%, to $17.3 million as compared to the corresponding period in 1998. The growth in automotive systems revenues is due to increases in the sales of systems to parts stores and service dealer customers, while the growth in hardlines systems revenues is primarily due to increases in systems sales to new customers, which were partially offset by decreases in the sales of add-ons and upgrades to the existing customer base.

Revenues from customer support and information services increased $3.4 million, or 10%, to $37.1 million for the three months ended March 31, 1999, as compared to $33.7 million for the three months ended March 31, 1998. For the six month ended March 31, 1999, revenues from customer support and information services increased $7.6 million, or 12%, to $73.7 million as compared to the six months ended March 31, 1998. Recurring services revenues from the ARISB acquisition accounted for $1.8 million and $4.6 million of the increase for the three months and six months ended March 31, 1999, respectively, over the comparable periods in 1998. Information services revenues accounted for $1.9 million and $2.8 million of the for the three months and six months ended March 31, 1999, respectively, over the comparable periods in 1998. The increase in information services revenues is primarily due to growth in both the automotive and hardlines installed base of customers. Revenues from customer support operations have remained relatively constant.

Revenues from financing activities decreased $0.9 million to $0.9 million for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. For the six months ended March 31, 1999, revenues from financing activities decreased $2.0 million, or 54%, to $1.8 million as compared to the corresponding period in 1998. The decrease in financing revenues was primarily due to the decrease in the amount of leases sold during the period discussed below.

COST OF REVENUES

Cost of revenues were $38.0 million for the three months ended March 31, 1999, compared to $33.8 million for the three months ended March 31, 1998, an increase of $4.2 million, or 12%. For the six months ended March 31, 1999, cost of revenues increased $6.7 million, or 10%, to $73.3 million as compared to the corresponding period in 1998. As a percentage of revenues, cost of revenues were 65% and 64% for the three months and six months ended March 31, 1999, respectively, which represented no change from the comparable periods in 1998.

Cost of systems revenues for the three months ended March 31, 1999 increased $1.3 million, or 11%, to $13.5 million as compared to $12.2 million for the three months ended March 31, 1998. For the six months ended March 31, 1999, cost of systems revenues increased $1.6 million, or 7%, as compared to the six months ended March 31, 1998. This increase was due to the increase in revenues, partially offset by a reduction in costs as a percentage of revenues due to the implementation of SOP 97-2.

Cost of revenues for services and finance for the three months ended March 31, 1999 increased $2.9 million, or 13%, to $24.5 million, as compared to $21.6 million for the three months ended March 31, 1998. For the six months ended March 31, 1999, cost of revenues for services and finance increased $5.1 million, or 12%, to $47.2 million, as compared to the corresponding period in 1998. The ARISB acquisition accounted for $0.9 million and $2.8 million of the increase for the three months and six months ended March 31, 1999, respectively, over the corresponding periods in 1998. As a percentage of revenues, cost of revenues for services and finance increased due to the implementation of SOP 97-2 and the decrease in revenues from financing activities, which carry little or no cost of revenues. This increase was partially offset by improvements in cost of revenue as a percentage of revenue for information services primarily due to the low incremental costs associated with the increased revenues.

EXPENSES AND OTHER INCOME

Operating expenses for the three months ended March 31, 1999 were $26.2 million, an increase of $1.9 million, or 8%, as compared to $24.3 million for the three months ended March 31, 1998. For the six months ended March 31, 1999, operating expenses increased $2.7 million, or 5%, as compared to the corresponding period in 1998. The inclusion of operations from the ARISB acquisition increased operating expenses by $0.4 million and $0.9 million for the three months and six months ended March 31, 1999, respectively, over the comparable periods in 1998. Product development expenses for the three months and six months ended March 31, 1999 were $3.7 million and $7.4 million, respectively, compared to $3.8 million and $8.1 million for the corresponding periods of fiscal 1998. Sales and marketing expenses for the three months and six months ended March 31, 1999 were $13.0 million and $25.7 million, respectively, compared to $11.4 million and $23.3 million for the corresponding periods of fiscal 1998. The increase in sales and marketing expenses is due to increased headcount in both the automotive and hardlines organizations and the inclusion of expenses associated with the ARISB acquisition. General and administrative expenses for the three months and six months ended March 31, 1999 were $9.6 million and $19.1 million, respectively, compared to $9.0 million and $18.2 million for the corresponding periods of fiscal 1998. The increase in general and administrative expenses primarily is due to investments in staffing, infrastructure, and communications to support internal information systems and the additional expenses associated with the ARISB acquisition.

Interest expense for the three months and six months ended March 31, 1999 was $4.5 million and $8.9 million, respectively, an increase of $0.6 million and $1.5 million over the comparable periods in fiscal 1998 due to increased debt, primarily associated with the growth in working capital and the ARISB acquisition. Other income for the three months and six months ended March 31, 1999 were $0.4 million and $0.1 million, respectively, no change and a decrease of $0.1 million for the comparable periods in 1998.

The Company recorded a benefit from income taxes of $2.4 million and $5.4 million for the three months and six months ended March 31, 1999, respectively, compared to a benefit of $2.8 million and $5.7 million for the corresponding periods in fiscal 1998. The effective tax rate used to record the benefit for income taxes for the three months and six months ended March 31, 1999 is based on the Company's anticipated results for the full fiscal year. The amount of permanent differences, which impact the effective tax rate, were approximately the same for each of the periods presented.

As a result of the above factors, the Company experienced a net loss of $7.4 million, a decrease of $1.9 million, or 22%, for the three months ended March 31, 1999, compared to a net loss of $9.3 million for the three months ended March 31, 1998. For the six months ended March 31, 1999, the Company experienced a net loss of $14.5 million, a decrease of $1.7 million from the comparable period in fiscal 1998. The net loss for the three months and six months ended March 31, 1998 includes an extraordinary charge of $3.0 million, net of a tax benefit of $2.0 million, due to the write-off of debt issuance costs on February 10, 1998 associated with the refinancing of the Company's debt.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had $198.7 million in outstanding indebtedness, an increase of $8.0 million from December 31, 1998 and an increase of $15.4 million from September 30, 1998.

For the six months ended March 31, 1999, operating activities used approximately $5.5 million of cash. Cash provided from operations was reduced by a $3.2 million increase in investment in leases, a $2.5 million increase in accounts receivable, a $2.7 million reduction in accounts payable, and a $3.5 million increase in inventory. The increase in accounts receivable and investments in leases is primarily due to a combination of the increase in automotive systems sales which began during the fourth quarter of fiscal 1998 and the disruptions which occurred as the Company consolidated the billing, collections and customer relations activities to the Company's headquarters in Austin, Texas. The Company periodically liquidates its lease portfolio through lease lending arrangements with banks and other lease lending institutions. The $3.2 million increase in investment in leases is net of $12.7 million in leases liquidated during the six months ended March 31, 1999.

Net cash used in investing activities totaled $10.7 million for the six months ended March 31, 1999. Net cash used in investing activities primarily represents capital expenditures. For the six months ended March 31, 1999, the Company's capital expenditures were $12.0 million, which includes approximately $6.9 million in capitalized computer software costs and databases.

Net cash provided by financing activities totaled $13.5 million for the six months ended March 31, 1999, which reflects additional borrowings under the Company's amended credit agreement, partially offset by certain debt repayments and debt issuance costs. On February 12, 1999, the Company amended its existing $100 million senior secured credit facility by adding a new $30 million senior secured term loan B, which allowed the Company to prepay $20 million of the existing $50 million senior secured term loan ("term loan A"). After paying approximately $1.9 million in fees and expenses related to securing the amendment and new issuance of debt, the Company used approximately $8.1 million to pay down outstanding amounts under the existing $50 million revolving credit facility. The Company estimates that, based on expected debt levels and assuming the sale of Class A Common Stock discussed below, the amended senior secured credit facilities will require annual interest payments of approximately $6.5 million over the next 12 months. Additionally, the Company pays semi-annual interest payments of $4.5 million on $100.0 million of 9% Senior Subordinated Notes due 2008. The revolving credit facility allows the Company to borrow up to $50 million, of which approximately $38.4 million was outstanding as of March 31, 1999.

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

The senior credit facilities impose certain restrictions on the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures and transactions with affiliates. The Company must also meet certain quarterly tests relating to certain financial covenants and ratios. As of March 31, 1999, the Company was in compliance with the financial tests required by the senior credit facilities.

The Company's ability to service its debt obligations is subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

A portion of the Company's debt bears interest at floating rates, therefore, its financial condition is and will be affected by changes in prevailing rates.

The Company believes that its short term liquidity has been negatively impacted by several factors, the principal ones of which, together with the Company's responses thereto, are described below:

               (i) The Company has experienced substantial growth in the sales of its automotive store systems, many of which are sold through the Company's leasing programs. This higher level of system sales outpaced the Company's system installation and training resources, thereby extending the typical time period from the sale of a system to the completion of the installation of, and customer training on, the system. As a result, the Company has experienced an increase in its accounts receivable and investment in leases because many customers withhold payment or acceptance of their lease until the installation and implementation is complete. In response, the Company has nearly doubled the number of automotive implementation specialists during the quarter ended March 31, 1999 in order to reduce the time period for installation and training and to continue to pursue this growth opportunity in its business. However, the Company anticipates that it will take at least two quarters to reduce the time period for installation and training to its historical level. Short term liquidity has been further impacted by the fact that the increase in automotive implementation specialists resulted in an immediate increase in operating expenses, while it will take time for their efforts to generate cash.

               (ii) The growth in sales of the Company's automotive store systems was accompanied by the withdrawal of and/or curtailment of lease lines of credit by certain of the Company's lease lenders as a result of the consolidation of various lease lenders and the resulting re-balancing of their lease lending portfolios and expressed caution over increased leverage at the Company. This contributed to a higher investment in leases as the Company's lease borrowings declined as compared to historical levels. The Company is in discussions with its existing lease funding sources, as well as with certain potential new lease funding sources. While the Company believes that it will be able to maintain its existing lease lending arrangements and secure new lease funding relationships, there can be no assurance that the Company will be able to do so. If the Company cannot return lease funding to its historical levels, the Company may be required to seek additional financing elsewhere. There can be no assurance that such additional funding will be available.

               (iii) The Company has experienced an increase in accounts receivable related to systems and procedural problems that arose from the consolidation of its billing and collection functions to Austin. The Company has identified what it believes are the most important areas of focus and has developed an action plan and timetable to solve tactical issues and challenges it currently faces in this area.

               (iv) The Company's expenditures to meet Year 2000 issues have limited its ability to reduce its overall capital and product development expenditures in response to its financial situation.

As a result of the negative impact of the foregoing factors on the Company's short term liquidity, the Company believes that it may encounter a deficiency in short term liquidity and, accordingly, that it may need additional funds as early as the middle of June 1999. This belief is based on numerous estimates and assumptions, including an assumption that the Company's initiatives described above are not successful.

In order to address this potential deficiency in short term liquidity and to provide additional working capital to fund continued growth in the automotive store system sales, the Company's parent corporation, Cooperative Computing Holding Company, Inc. ("Holding"), has secured a financing commitment (the "Financing Commitment") from Hicks, Muse, Tate & Furst Equity Fund III, L.P. ("Hicks Muse"), which is the majority stockholder of Holding. Under the terms of the Financing Commitment, Hicks Muse has agreed to purchase 25 million shares of a new class of common stock of Holding ("Class A Common Stock") for an aggregate purchase price of $25 million. The net proceeds from the issuance of the Class A Common Stock will be contributed by Holding to the capital of the Company for use for working capital purposes. Holding will have a right to call the Class A Common Stock, and the holders thereof will have the right to put the Class A Common Stock to Holding, at any time at the liquidation value thereof, subject to the applicable restrictions under the Company's credit agreement and indenture. The liquidation value of the Class A Common Stock will increase over time at a contracted rate.

The Company believes that the net proceeds from the sale of the Class A Common Stock as contemplated by the Financing Commitment will provide sufficient funds to address the Company's potential short term liquidity deficiency, as well as provide additional working capital to fund continued growth in automotive systems sales. However, the consummation of the transaction contemplated by the Financing Commitment is subject to certain conditions, including the following:
(i) the negotiation, execution and delivery of definitive documents; and (ii) the amendment of the Company's credit agreement to permit the consummation the contemplated transaction (including the use of the net proceeds from the sale of the Class A Common Stock for working capital purposes, rather than to repay bank debt) and to alter certain financial maintenance covenants. While the Company believes that the conditions to the consummation of the transaction contemplated by the Financing Commitment can be met, and that the Company's initiatives described above can be successfully implemented, on a timely basis, there can be no assurance that such will be the case. If those conditions are not timely met and those initiatives are not successfully implemented on timely basis, the Company will be forced to immediately pursue one or more alternative strategies, such as restructuring or refinancing its indebtedness, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on a timely basis or on satisfactory terms, if at all.

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

The Company has completed an assessment of the Year 2000 status of products that it sells or has installed for customers. The majority of the Company's products have been reprogrammed over the past year to make them Year 2000 ready. This programming was completed by December 31, 1998 and has been tested by the Company. Product releases with the Year 2000 corrections were made available to customers during the first quarter of 1999 and had been distributed to all customers with systems that are being made Year 2000 ready by the end of the second quarter of 1999.

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

While there can be no assurance, based on currently available information the Company does not believe that the Year 2000 issue as it relates to the Company's products will have a material adverse impact on the Company's business, financial condition or results of operations.

The Company has completed its assessment of its internal systems and has determined that it was required to modify or replace significant portions of its software and hardware so that its internal computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has also had formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. Some third party software vendors have notified the Company that their products will not be compliant. In those cases, the Company has purchased new versions of software or hardware or has replaced the third party software or hardware completely. The Company is utilizing internal resources to reprogram or replace and test the systems for Year 2000 modifications. The Company has completed a portion of the modifications to its internal systems and expects to have all modifications completed by September 1999, which is prior to any anticipated impact on its operating systems.

The Company has not established a separate budget for making either its products or its internal systems Year 2000 ready. Rather, these expenditures are part of the Company's regular capital and operating budgets. These expenditures have not been tracked separately. The Company is in the process of preparing estimates of its Year 2000 related expenditures; however, the Company does not believe that they can be established with any degree of accuracy.

The Company believes that with modifications to existing systems and conversions to new systems, the Year 2000 issue will not pose significant operational problems for its internal computer systems, the cost of which is not expected to be material in relation to the Company's operations and historical capital spending levels. If such modifications and conversions are not successful, however, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. The Company intends to engage a third party expert to verify the results of the Company's own tests of its products and its internal systems.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits

       10.1 --Second Amendment to Credit Agreement, dated as of February 12, 1999, among the Registrant, Cooperative Computing Holding Company, Inc., the several banks and other financial institutions parties thereto, and The Chase Manhattan Bank.

       10.2 --Purchase Amendment, dated as of February 1, 1999, between Triad Systems Financial Corporation and Mellon US Leasing, A Division of Mellon Leasing Corporation.

       27.1   --Financial Data Schedule

    (b) Reports on Form 8-K

    No reports on Form 8-K have been filed during the three months ended March 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   COOPERATIVE COMPUTING, INC.


Dated: May 17, 1999                By: /s/ MATTHEW HALE
                                      ---------------------------
                                      Matthew Hale
                                      Vice President of Finance and Chief
                                      Financial Officer

                                INDEX TO EXHIBITS


            EXHIBIT NO.          DESCRIPTION
            -----------          -----------
               10.1           Second Amendment to Credit Agreement

               10.2           Purchase Agreement

               27.1           Financial Data Schedule