Form 10-Q
period 1999-06-30
COOPERATIVE COMPUTING INC /DE/
filed 1999-08-16
CIK 1059103

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1999

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

Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Class               Outstanding at August 15, 1999
                  -----               ------------------------------
               Common Stock                     1,000 shares

                          COOPERATIVE COMPUTING, INC.
                                     INDEX

                                                                                                   PAGE
                                                                                                   ----
            PART I - FINANCIAL INFORMATION

            ITEM 1. - FINANCIAL STATEMENTS

                     COOPERATIVE COMPUTING HOLDING COMPANY, INC.

                     Consolidated Balance Sheets as of June 30, 1999 and September 30, 1998          3

                     Consolidated Statements of Operations for the three months and nine months      4
                     ended June 30, 1999 and June 30, 1998

                     Consolidated Statements of Cash Flows for the nine months ended                 5
                     June 30, 1999 and June 30, 1998

                     Notes to Consolidated Financial Statements                                      6

            ITEM 2.- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                 8
            RESULTS OF OPERATIONS

            ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                     12

            PART II - OTHER INFORMATION

            ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                              13

            SIGNATURES                                                                              14

                           FORWARD-LOOKING STATEMENTS

INFORMATION SET FORTH IN THIS QUARTERLY REPORT ON FORM 10-Q REGARDING EXPECTED OR POSSIBLE FUTURE EVENTS, INCLUDING STATEMENTS OF THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE GROWTH, OPERATIONS, PRODUCTS AND SERVICES AND STATEMENTS RELATING TO FUTURE ECONOMIC PERFORMANCE, IS FORWARD-LOOKING AND SUBJECT TO RISKS AND UNCERTAINTIES. FOR THOSE STATEMENTS, THE COMPANY CLAIMS THE PROTECTION OF THE SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS PROVIDED FOR BY
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON ESTIMATES AND ASSUMPTIONS MADE BY MANAGEMENT OF THE COMPANY, WHICH, ALTHOUGH BELIEVED TO BE REASONABLE, ARE INHERENTLY UNCERTAIN. THEREFORE, UNDUE RELIANCE SHOULD NOT BE PLACED UPON SUCH ESTIMATES AND STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH ESTIMATES OR STATEMENTS WILL BE REALIZED AND IT IS LIKELY THAT ACTUAL RESULTS WILL DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE THE FOLLOWING: (1) INCREASED COMPETITION; (2) RAPID TECHNOLOGICAL CHANGE; (3) INCREASED COSTS; (4) RISKS ASSOCIATED WITH THE INTRODUCTION OF NEW PRODUCTS AND PRODUCT UPGRADES AND DEPENDENCE ON PROPRIETARY TECHNOLOGY; (5) LOSS OR RETIREMENT OF KEY MEMBERS OF MANAGEMENT; (6) INABILITY OF THE COMPANY TO SUCCESSFULLY INTEGRATE BUSINESSES ACQUIRED IN THE FUTURE AND TO REALIZE ANTICIPATED REVENUE AND COST SAVINGS OPPORTUNITIES; (7) INCREASES IN THE COMPANY'S COST OF BORROWINGS OR UNAVAILABILITY OF ADDITIONAL DEBT OR EQUITY CAPITAL; AND (8) CHANGES IN GENERAL ECONOMIC CONDITIONS IN THE MARKETS IN WHICH THE COMPANY MAY, FROM TIME TO TIME, COMPETE. MANY OF SUCH FACTORS WILL BE BEYOND THE CONTROL OF THE COMPANY AND ITS MANAGEMENT. IN ADDITION, OTHER FACTORS THAT COULD AFFECT THE FUTURE RESULTS OF THE COMPANY AND COULD CAUSE THOSE RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS ARE DISCUSSED AT GREATER LENGTH UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND APPEAR ELSEWHERE IN THIS QUARTERLY REPORT. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS SHOULD NOT BE CONSTRUED AS EXHAUSTIVE, AND THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION TO UPDATE, ANY FORWARD-LOOKING STATEMENTS TO REFLECT OCCURRENCES OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

                  COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except share amounts)

                                                            June 30,        September 30,
                                                              1999              1998
                                                          ------------      ------------
                                                           (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                              $        343      $      1,159
   Trade accounts receivable, net                               43,888            37,774
   Inventories                                                   6,833             6,005
   Investment in leases                                          4,183             2,792
   Deferred income taxes                                         1,818             1,818
   Prepaid expenses and other current assets                     9,793             7,742
                                                          ------------      ------------
             Total current assets                               66,858            57,290
Service parts                                                    4,381             3,605
Property and equipment, net                                     12,121            12,528
Long-term investment in leases                                  19,727            14,771
Capitalized computer software costs, net                        18,016            25,174
Databases, net                                                  14,759            16,824
Deferred financing costs                                         7,588             6,310
Other intangibles                                              141,419           153,689
Other assets                                                     9,613            10,658
                                                          ------------      ------------
             Total assets                                 $    294,482      $    300,849
                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $     14,490      $     16,249
   Payroll related accruals                                     11,450             9,362
   Deferred revenue                                              9,357             6,269
   Current portion of long-term debt                             4,976             6,229
   Accrued expenses and other current liabilities               15,619            13,080
                                                          ------------      ------------
             Total current liabilities                          55,892            51,189
Long-term debt                                                 173,668           177,089
Deferred income taxes                                           28,811            37,487
Other liabilities                                                7,685             9,721
                                                          ------------      ------------
             Total liabilities                                 266,056           275,486

Redeemable Class A Common Stock,  par value $.000125,
   25,000,000 shares authorized, issued and outstanding;
   aggregate liquidation preference of $815,068; net of
   issuance costs of $1,059,375                                 24,756                --

Stockholders' equity:
   Common Stock, par value $.000125, authorized
   50,000,000 shares, issued and outstanding 35,220,000              4                 4
   Additional paid-in capital                                   88,994            88,994
   Retained deficit                                            (85,328)          (63,635)
                                                          ------------      ------------
Total stockholders' equity:                                      3,670            25,363
                                                          ------------      ------------
Total liabilities and stockholders' equity                $    294,482      $    300,849
                                                          ============      ============

See accompanying Notes to Consolidated Financial Statements

                  COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                             (Amounts in thousands)

                                                         Three Month Ended             Nine Months Ended
                                                              June 30,                      June 30,
                                                              --------                      --------
                                                         1999          1998           1999            1998
                                                      ---------      ---------      ---------      ---------

Revenues:
    Systems                                           $  24,204      $  20,642      $  63,014      $  55,105
    Customer support and information services            37,526         36,699        111,238        102,800
    Finance                                                 463          1,909          2,247          5,759
                                                      ---------      ---------      ---------      ---------
Total revenues                                           62,193         59,250        176,499        163,664
Cost of revenues:
    Systems                                              15,297         13,802         41,398         38,025
    Services and finance                                 22,765         23,594         69,931         65,952
                                                      ---------      ---------      ---------      ---------
Total cost of revenues                                   38,062         37,396        111,329        103,977
                                                      ---------      ---------      ---------      ---------
Gross margin                                             24,131         21,854         65,170         59,687
Operating expenses:
    Sales and marketing                                  14,771         12,276         40,444         35,533
    Product development                                   3,643          3,684         11,072         11,757
    General and administrative                           10,221         10,347         29,288         28,530
                                                      ---------      ---------      ---------      ---------
Total operating expenses                                 28,635         26,307         80,804         75,820
Operating loss                                           (4,504)        (4,453)       (15,634)       (16,133)
Interest expense                                         (4,599)        (4,108)       (13,496)       (11,458)
Other income (expense), net                                 138             81            261            335
                                                      ---------      ---------      ---------      ---------
Loss before income taxes and extraordinary charge        (8,965)        (8,480)       (28,869)       (27,256)
Income tax benefit                                       (2,613)        (2,323)        (8,055)        (7,982)
                                                      ---------      ---------      ---------      ---------
Loss before extraordinary charge                         (6,352)        (6,157)       (20,814)       (19,274)
Extraordinary charge, net of tax of $1,969                 --             --             --            3,017
                                                      ---------      ---------      ---------      ---------
Net loss                                              $  (6,352)     $  (6,157)     $ (20,814)     $ (22,291)
                                                      =========      =========      =========      =========

See accompanying Notes to Consolidated Financial Statements

                  COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Amounts in thousands)

                                                                  Nine Months
                                                                     Ended

                                                          June 30, 1999  June 30, 1998
                                                          -------------  -------------
OPERATING ACTIVITIES
Net loss                                                   $ (20,814)     $ (22,291)
Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation                                               6,613          5,171
    Amortization                                              33,046         33,183
    Loss on write-off of debt issuance costs                      --          3,017
    Other, net                                                  (239)            29
    Changes in assets and liabilities, net of effects
    of businesses acquired:
        Trade accounts receivable                             (6,113)        (6,592)
        Inventories                                           (4,203)        (6,414)
        Investment in leases                                  (6,346)         2,282
        Deferred income taxes                                 (8,676)       (10,482)
        Prepaid expenses and other assets                     (1,448)           470
        Accounts payable                                      (1,759)         5,333
        Deferred revenue                                       3,088          1,284
        Accrued expenses and other current liabilities         2,591         (1,489)
                                                           ---------      ---------
Net cash provided by (used in) operating activities           (4,260)         3,501

INVESTING ACTIVITIES
Purchase of property and equipment                            (2,720)        (2,347)
Capitalized computer software costs and databases             (9,986)        (9,986)
Equity in earnings (loss) of investments                          51            131
Purchase of service parts                                       (761)          (390)
Acquisitions of businesses, net of cash acquired                (375)        (9,906)
Other, net                                                      (124)        (1,391)
                                                           ---------      ---------
Net cash used in investing activities                        (13,915)       (23,889)

FINANCING ACTIVITIES
Issuance of Class A Common Stock                              23,941             --
Proceeds from bond issuance                                       --        100,000
Proceeds from credit facility                                100,050        207,250
Payment on debt facilities                                  (104,654)      (279,036)
Debt issuance costs                                           (1,978)        (6,082)
Other                                                             --           (251)
                                                           ---------      ---------
Net cash provided by financing activities                     17,359         21,881
Net increase (decrease) in cash and cash equivalents            (816)         1,493
Cash and cash equivalents, beginning of period                 1,159          1,633
                                                           ---------      ---------
Cash and cash equivalents, end of period                   $     343      $   3,126
                                                           =========      =========
Supplemental disclosures of cash flow information
Cash paid during the period for:
      Interest                                             $  10,564      $   7,553
                                                           =========      =========
      Income taxes                                         $     441      $     188
                                                           =========      =========
Non Cash Transactions:
      Transfers from inventory to fixed assets             $   1,830      $   2,427
                                                           =========      =========
      Transfers from inventory to spare parts              $   1,545      $     758
                                                           =========      =========
      Accretion of  redeemable Class A Common Stock
           liquidation preference                          $     815      $       0
                                                           =========      =========

See accompanying Notes to Consolidated Financial Statements

                  COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Cooperative Computing Holding Company, Inc. ("Holding"), have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Holding was incorporated in Delaware in May 1999 and is the successor to a Texas company that was incorporated in May 1976. Holding exchanged 35,220,000 shares of it's common stock, par value $.000125 per share, for 35,220,000 shares of its successor's common stock, par value $.000125 per share. Operating results for the three months and nine months ended June 30, 1999 may not be indicative of the results for the full fiscal year ending September 30, 1999. Holding has no assets or liabilities other than its investment in its wholly owned subsidiary, Cooperative Computing, Inc. (the "Company"), accordingly, these consolidated financial statements represent the operations of the Company and its subsidiaries.

2. CHANGES IN ACCOUNTING PRINCIPLES

         On October 1, 1998, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition", and SOP 98-4, which was effective for the transactions that the Company entered into on and after that date. In accordance with SOP 97-2, prior period financial statements have not been restated to reflect the change in accounting principle. The adoption of SOP 97-2 resulted in the deferral of approximately $3.7 million of revenues ($1.6 million of gross margin) for the nine months ended June 30, 1999.

         Effective December 15, 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, "Software Revenue Recognition", With Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 and 98-4, extending the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company does not believe that the adoption of SOP 98-9 will have a material effect on the Company's financial condition or results of operations.

         As of October 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components, however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive loss. During the first nine months of 1999 and 1998, total comprehensive loss was as follows (in thousands):

                                               Nine Months Ended
                                                   June 30,
                                            ----------------------
                                              1999          1998
                                            --------      --------
Net loss                                    $(20,814)     $(22,291)
Foreign currency translation adjustment          (65)          (79)
                                            --------      --------
Comprehensive loss                          $(20,879)     $(22,370)
                                            ========      ========

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

3. SALE OF LEASE RECEIVABLES

         Activity in the following servicing liability accounts (recorded in other liabilities in the Company's balance sheet) was as follows (in thousands):

                                    LEASE SERVICING  RECOURSE
                                      OBLIGATION    OBLIGATION
                                    --------------  ----------
Balance at September 30, 1998 .....     $ 1,781      $ 5,447
Newly-created liabilities .........         472        4,354
Charges and lease write-offs ......        (770)      (4,407)
                                        -------      -------
Balance at June 30, 1999 ..........     $ 1,483      $ 5,394
                                        =======      =======

4. LONG TERM DEBT

         On February 12, 1999, the Company amended its existing $100 million senior secured credit facilities by adding a new $30 million senior secured term loan B and prepaying $20 million of the Company's existing $50 million senior secured term loan A. The Company also paid down approximately $8.1 million of the amounts outstanding under its existing $50 million senior secured revolving credit facility. After giving effect to the amendment, the Company now has $110 million senior secured credit facilities, consisting of the new $30 million term loan B, the remaining $30 million term loan A, and the existing $50 million revolving credit facility. Other modifications included revisions to the financial covenants and an increased interest rate.

5. INCOME TAXES

         The Company recorded an income tax benefit for the nine months ended June 30, 1999 at an effective rate of approximately 28%, which is based on the Company's anticipated results for the full fiscal year. The amount of permanent differences that impact the effective tax rate are approximately the same for each of the periods presented.

         The Company's benefit for income taxes differs from the amount computed by applying the statutory rate to loss before income taxes due to the impact of permanent differences, which consist primarily of goodwill amortization.

6. STOCK ISSUANCE AND RELATED PARTY TRANSACTION

         On May 27, 1999, Holding issued 25,000,000 shares of its Class A Common Stock, par value $.000125 per share (the "Class A Common Stock"), for net proceeds of $23.9 million, which were contributed to the Company and used primarily to pay amounts outstanding under the Company's senior secured revolving credit facility. Two of Holding's existing shareholders purchased all of the Class A Common Stock. The purchasers were Holding's majority shareholder, Hicks, Muse, Tate & Furst Equity Fund III, L.P. ("Hicks Muse"), and one of Hicks Muse's affiliates. Another Hicks Muse affiliate received a $1 million financial advisory fee in connection with the transaction.

         The Class A Common Stock is senior to Holding's existing common stock upon liquidation, but votes with the existing common stock as a class. Upon dissolution of Holding, holders of Class A Common Stock are to receive the Stated Value (as hereinafter defined) of their shares before any distribution to common stockholders. Once the holders of Class A Common Stock receive the Stated Value, the remaining assets are distributed among the common stockholders pro rata. The "Stated Value" of a share of Class A Common Stock is $1.00, plus notional interest of 35% per annum, accrued daily and compounded annually. As long as the Class A Common Stock is outstanding, there may be no dividends, stock splits, or other distributions declared or paid on Holding's common stock, as well as no redemptions or other repurchases.

         Each holder of Class A Common Stock may put any of its shares to Holding and Holding may redeem shares of Class A Common Stock at any time for the Stated Value of those shares, subject to certain conditions, including the ability of the Company to make advances to Holding for such purpose. It is not anticipated that the Company will be able to advance to Holding funds to redeem the Class A Common Stock under the current terms of the Company's senior secured credit facilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Cooperative Computing, Inc. (the "Company") should be read in conjunction with the historical consolidated financial statements and the related notes thereto included elsewhere herein.

The adoption of SOP 97-2 on October 1, 1998 (see Note 2 of Notes to Consolidated Financial Statements) resulted in the deferral of $0.5 million in revenues and $0.5 million in cost of revenues for the three months ended June 30, 1999. For the nine months ended June 30, 1999, the impact of SOP 97-2 resulted in the deferral of $3.7 million in revenues and $2.1 million in cost of revenues, reducing gross profit by $1.6 million.

REVENUES

Revenues for the three months ended June 30, 1999 were $62.2 million, compared to $59.3 million for the three months ended June 30, 1998, an increase of $2.9 million, or 5%. For the nine months ended June 30, 1999, revenues increased $12.8 million, or 8%, to $176.5 million as compared to the corresponding period in 1998. In March 1998, the Company acquired certain assets of the ADP Claims Solutions Group (the "ARISB acquisition"), which marketed systems and services to the automotive recycling industry. The ARISB acquisition accounted for $4.6 million of the increase in revenues for the nine months ended June 30, 1999, over the comparable period in 1998 as a result of the acquired operations being included for only four months in 1998.

Systems revenues for the three months ended June 30, 1999 increased $3.6 million, or 17%, to $24.2 million as compared to $20.6 million for the three months ended June 30, 1998. For the nine months ended June 30, 1999, systems revenues increased $7.9 million, or 14%, to $63.0 million as compared to $55.1 million for the nine months ended June 30, 1998. For the three months ended June 30, 1999, automotive systems revenues increased $3.9 million, or 35%, to $14.8 million, and hardlines systems revenues decreased $0.3 million, or 3%, to $9.4 million as compared to the corresponding period in 1998. For the nine months ended June 30, 1999, automotive systems revenues increased $7.6 million, or 26%, to $36.3 million and hardlines systems revenues increased $0.3 million, or 1%, to $26.7 million as compared to the corresponding period in 1998. The growth in automotive systems revenues is due to increases in the sales of systems to parts stores and service dealer customers.

Revenues from customer support and information services increased $0.8 million, or 2%, to $37.5 million for the three months ended June 30, 1999, as compared to $36.7 million for the three months ended June 30, 1998. For the nine months ended June 30, 1999, revenues from customer support and information services increased $8.4 million, or 8%, to $111.2 million as compared to the nine months ended June 30, 1998. Recurring services revenues from the ARISB acquisition accounted for $4.6 million of the increase for the nine months ended June 30, 1999, over the comparable period in 1998 as a result of the acquired operations being included for only four months in 1998. Information services revenues accounted for $1.6 million and $4.4 million of the increase for the three months and nine months ended June 30, 1999, respectively, over the comparable periods in 1998. The increase in information services revenues is primarily due to growth in the automotive installed base of customers and increases in the sale of point of sale information products to the hardlines industry.

Revenues from financing activities decreased $1.4 million, or 76%, to $0.5 million for the three months ended June 30, 1999, as compared to the three months ended June 30, 1998. For the nine months ended June 30, 1999, revenues from financing activities decreased $3.5 million, or 61%, to $2.2 million as compared to the corresponding period in 1998. The decrease in financing revenues was primarily due to the decrease in the amount of leases sold and a decrease in the gain recorded at the time the leases are sold.

COST OF REVENUES

Cost of revenues were $38.1 million for the three months ended June 30, 1999, compared to $37.4 million for the three months ended June 30, 1998, an increase of $0.7 million, or 2%. For the nine months ended June 30, 1999, cost of revenues increased $7.4 million, or 7%, to $111.3 million as compared to the corresponding period in 1998. As a percentage of revenues, cost of revenues decreased 2% and remained flat for the three months and nine months ended June 30, 1999, respectively, over the comparable periods in 1998.

Cost of systems revenues for the three months ended June 30, 1999 increased $1.5 million, or 11%, to $15.3 million as compared to $13.8 million for the three months ended June 30, 1998. For the nine months ended June 30, 1999, cost of systems revenues increased $3.4 million, or 9%, as compared to the nine months ended June 30, 1998. This increase was due to the increase in revenues, partially offset by a reduction in costs as a percentage of revenues.

Cost of revenues for services and finance for the three months ended June 30, 1999 decreased $0.8 million, or 4%, to $22.8 million, as compared to $23.6 million for the three months ended June 30, 1998. For the nine months ended June 30, 1999, cost of revenues for services and finance increased $4.0 million, or 6%, to $69.9 million, as compared to the corresponding period in 1998. The ARISB acquisition accounted for $2.8 million of the increase for the nine months ended June 30, 1999, over the corresponding period in 1998 as a result of the acquired operations being included for only four months in 1998. As a percentage of revenues, cost of revenues for services and finance decreased 1% and increased 1% for the three months and nine months ended June 30, 1999, respectively, over the comparable periods in 1998. For the three months ended June 30, 1999, the decrease in cost of revenues as a percentage of revenues was primarily due to the low incremental costs associated with the increased information services revenues. For the nine months ended June 30, 1999, the increase in cost of revenues as a percentage of revenues was due to the implementation of SOP 97-2 and the decrease in revenues from financing activities, which carry little or no cost of revenues. This increase was partially offset by the improvement in cost of revenue as a percentage of revenue for information services.

EXPENSES AND OTHER INCOME

Operating expenses for the three months ended June 30, 1999 were $28.6 million, an increase of $2.3 million, or 9%, as compared to $26.3 million for the three months ended June 30, 1998. For the nine months ended June 30, 1999, operating expenses increased $5.0 million, or 7%, as compared to the corresponding period in 1998. The inclusion of operations from the ARISB acquisition increased operating expenses by $0.9 million for the nine months ended June 30, 1999, over the comparable period in 1998 as a result of the acquired operations being included for only four months in 1998. Operating expenses for the three months and nine months ended June 30, 1998 include $0.5 million in severance and related expenses associated with a right sizing which took place on June 1, 1998. Product development expense for the three months and nine months ended June 30, 1999 was $3.6 million and $11.1 million, respectively, compared to $3.7 million and $11.8 million for the corresponding periods of fiscal 1998. Sales and marketing expense for the three months and nine months ended June 30, 1999 was $14.8 million and $40.4 million, respectively, compared to $12.3 million and $35.5 million for the corresponding periods of fiscal 1998. The increase in sales and marketing expenses is due to increased headcount in both the automotive and hardlines organizations, increased variable marketing expenses associated with the increase in automotive systems sales, and increased expenses for bad debt reserves for the Company's leasing activities. General and administrative expenses for the three months and nine months ended June 30, 1999 were $10.2 million and $29.3 million, respectively, compared to $10.3 million and $28.5 million for the corresponding periods of fiscal 1998. The increase in general and administrative expenses for the nine month comparison periods primarily is due to investments in staffing, infrastructure, and communications to support internal information systems.

Interest expense for the three months and nine months ended June 30, 1999 was $4.6 million and $13.5 million, respectively, an increase of $0.5 million and $2.0 million over the comparable periods in fiscal 1998 due to increased debt, primarily associated with the growth in working capital and the ARISB acquisition. Other income for the three months and nine months ended June 30, 1999 were $0.1 million and $0.3 million, respectively, no change as compared to the corresponding periods in 1998.

The Company recorded a benefit from income taxes of $2.6 million and $8.1 million for the three months and nine months ended June 30, 1999, respectively, compared to a benefit of $2.3 million and $8.0 million for the corresponding periods in fiscal 1998. The effective tax rate used to record the benefit for income taxes for the three months and nine months ended June 30, 1999 is based on the Company's anticipated results for the full fiscal year. The amount of permanent differences, which impact the effective tax rate, were approximately the same for each of the periods presented.

As a result of the above factors, the Company experienced a net loss of $6.4 million, an increase of $0.2 million, or 3%, for the three months ended June 30, 1999, compared to a net loss of $6.2 million for the three months ended June 30, 1998. For the nine months ended June 30, 1999, the Company experienced a net loss of $20.8 million, a decrease of $1.5 million from the comparable period in fiscal 1998. The net loss for the nine months ended June 30, 1998 includes an extraordinary charge of $3.0 million, net of a tax benefit of $2.0 million, due to the write-off of debt issuance costs on February 10, 1998 associated with the refinancing of the Company's debt.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had $178.6 million in indebtedness, a decrease of $20.1 million from March 31, 1998 and a decrease of $4.7 million from September 30, 1998. The decrease in indebtedness was due to $23.9 million in net proceeds from the sale of Class A Common Stock discussed below, offset by increases in working capital and capital expenditures.

For the nine months ended June 30, 1999, operating activities used approximately $4.3 million of cash. Cash provided from operations was reduced by a $6.3 million increase in investment in leases, a $6.1 million increase in accounts receivable, and a $1.8 million reduction in accounts payable. The Company periodically liquidates its lease portfolio through lease lending arrangements with banks and other lease lending institutions. The $6.3 million increase in investment in leases is net of $19.2 million in leases liquidated during the nine months ended June 30, 1999.

The Company believes that its cash flow from operations has been negatively impacted by several factors, the principal ones of which, together with the Company's responses thereto, are described below:

                  (i) The Company has experienced substantial growth in the sales of its automotive store systems, many of which are sold through the Company's leasing programs. This higher level of system sales outpaced the Company's system installation and training resources, thereby extending the typical time period from the sale of a system to the completion of the installation of, and customer training on, the system. As a result, the Company has experienced an increase in its accounts receivable and investment in leases because many customers withhold payment or acceptance of their lease until the installation and implementation is complete. In response, the Company has nearly doubled the number of automotive implementation specialists.

                  (ii) The growth in sales of the Company's automotive store systems was accompanied by the withdrawal of and/or curtailment of lease lines of credit by certain of the Company's lease lenders as a result of the consolidation of various lease lenders and the resulting re-balancing of their lease lending portfolios and expressed caution over increased leverage at the Company. This contributed to a higher investment in leases as the Company's lease borrowings declined as compared to historical levels. The Company is in discussions with its existing lease funding sources, as well as with certain potential new lease funding sources and was able to secure one additional funding source during the three months ended June 30, 1999. While the Company believes that it will be able to maintain its existing lease lending arrangements and secure new lease funding relationships, there can be no assurance that the Company will be able to do so. If the Company cannot return lease funding to its historical levels, the Company may be required to seek additional financing elsewhere. There can be no assurance that such additional funding will be available.

                  (iii) The Company has experienced an increase in accounts receivable related to systems and procedural problems that arose from the consolidation of its billing and collection functions to Austin. The Company has identified what it believes are the most important areas of focus and has developed an action plan and timetable to solve tactical issues and challenges currently faced in this area.

                  (iv) The Company's expenditures to meet Year 2000 issues have limited its ability to reduce its overall capital and product development expenditures in response to its financial situation.

Net cash used in investing activities totaled $13.9 million for the nine months ended June 30, 1999. Net cash used in investing activities primarily represents capital expenditures. For the nine months ended June 30, 1999, the Company's capital expenditures were $16.8 million, which includes approximately $10.0 million in capitalized computer software and database costs.

Net cash provided by financing activities totaled $17.4 million for the nine months ended June 30, 1999, which reflects $23.9 million contributed to the Company by its parent company, Cooperative Computing Holding Company, Inc. ("Holding"), which is the net proceeds from the May 27, 1999 sale by Holding of its 25,000,000 shares of Class A Common Stock. The Company estimates that, based on expected debt levels, the Company's amended senior secured credit facilities will require interest payments of $6.5 million over the next 12 months. Additionally, the Company pays semi-annual interest payments of $4.5 million on $100.0 million of its 9%

Senior Subordinated Notes due 2008. The Company's revolving credit facility allows the Company to borrow up to $50 million, of which approximately $18.4 million was outstanding as of June 30, 1999.

Repayment of the Company's $30 million term loan A begins on December 31, 1999, starting at $1.5 million per quarter and increasing by $0.5 million per quarter each fiscal year. All borrowings under the term loan A are scheduled to be repaid by March 31, 2003. Repayment of the Company's $30 million term loan B begins on December 31, 1999 at an amount of $0.1 million per quarter, which remains constant until a final payment of $28.3 million due on March 31, 2004.

The senior credit facilities impose certain restrictions on the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures and transactions with affiliates. The Company must also meet certain quarterly tests relating to certain financial covenants and ratios. As of June 30, 1999, the Company was in compliance with the financial tests required by the senior credit facilities.

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

The Company has completed an assessment of the Year 2000 status of products that it sells or has installed for customers. With the exceptions stated below, the Company's products have been reprogrammed over the past year to make them Year 2000 ready. This programming was completed by December 31, 1998 and has been tested by the Company. Product releases with the Year 2000 corrections were made available to customers during the first quarter of 1999 and had been distributed to all customers with systems that are being made Year 2000 ready by the end of the second quarter of 1999. The Company is in the process of contacting the suppliers that provide the Company with significant goods or services needed to produce the Company's products.

Certain older products that the Company was no longer marketing were determined not to be upgradable for Year 2000 issues, due either to third party software vendor constraints or hardware incompatibility. This affects a small number of the Company's customers. The customers were notified of the situation in writing during 1998. The Company has converted many of these customers to newer Year 2000 ready products and continues to work with remaining customers to work out viable options.

While there can be no assurance, based on currently available information the Company does not believe that the Year 2000 issue as it relates to the Company's products will have a material adverse impact on the Company's business, financial condition or results of operations.

The Company also has completed its assessment of its internal systems and has determined that it was required to modify or replace significant portions of its software and hardware so that its internal computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company also has also communicated with its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. Some third party software vendors have notified the Company that their products will not be compliant. In those cases, the Company has purchased new versions of software or hardware or has replaced the third party software or hardware completely. The Company is utilizing internal resources to reprogram or replace and test the systems for Year 2000 modifications. The Company has completed a portion of the modifications to its internal systems and expects to have all modifications completed by September 1999, which is prior to any anticipated impact on its operating systems.

Contingency plans for dealing with the Year 2000 problem that arise are being developed.

The Company has not established a separate budget for making either its products or its internal systems Year 2000 ready. Rather, these expenditures are part of the Company's regular capital and operating budgets. These expenditures have not been tracked separately. The Company does not believe that these expenditures can be estimated with any degree of accuracy.

The Company believes that with modifications to existing systems and conversions to new systems, the Year 2000 issue will not pose significant operational problems for its internal computer systems, the cost of which is not expected to be material in relation to the Company's operations and historical capital spending levels. If such modifications and conversions are not successful, however, or are not completed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Reference is made to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits

         10.1    --  Third Amendment to Credit Agreement, dated as of May 25,
                     1999, among the Registrant, Cooperative Computing Holding Company, Inc., the several banks and other financial institutions parties thereto, and The Chase Manhattan Bank.

         10.2    --  Cooperative Computing Holding Company, Inc. 1998 Stock
                     Option Plan (amended 6/14/99).

         10.3    --  Amendment, dated March 31, 1999, among the Company, Triad
                     Systems Financial Corporation, CCI/Triad Financial Holding Corporation, and Hellar Financial Leasing, Inc.

         10.4    --  Employment Agreement, dated as of June 14, 1999, between the Company and Michael A. Aviles.

         27.1    --  Financial Data Schedule.

    (b) Reports on Form 8-K

    No reports on Form 8-K have been filed during the three months ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           COOPERATIVE COMPUTING, INC.

Dated: August 16, 1999                     By: /s/ MATTHEW HALE
                                               --------------------------------
                                               Matthew Hale
                                               Vice President of Finance and
                                               Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.       DESCRIPTION
-----------       -----------
   10.1           Third Amendment to Credit Agreement, dated as of May 25,
                  1999, among the Registrant, Cooperative Computing Holding
                  Company, Inc., the several banks and other financial
                  institutions parties thereto, and The Chase Manhattan Bank.

   10.2           Cooperative Computing Holding Company, Inc. 1998 Stock Option
                  Plan (amended 6/14/99).

   10.3           Amendment, dated as of March 31, 1999, among the Company,
                  Triad Systems Financial Corporation, CCI/Triad Financial
                  Holding Corporation, and Hellar Financial Leasing, Inc.

   10.4           Employment Agreement, dated as of June 14, 1999, between the
                  Company and Michael A. Aviles

   27.1           Financial Data Schedule.