Form 10-K405
period 1999-09-30
COOPERATIVE COMPUTING INC /DE/
filed 1999-12-29
CIK 1059103

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

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

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X        No
                                        ---          ---

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

No established published trading market exists for the Common Stock, par value $0.01 per share, of Cooperative Computing, Inc. All of the outstanding shares of Common Stock, par value $0.01 per share, of Cooperative Computing, Inc., are held by Cooperative Computing Holding Company, Inc.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class               Outstanding at December 29, 1999
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

                        USE OF TRADEMARKS AND TRADENAMES

Several trademarks and tradenames appear in this Annual Report on Form 10-K. Automotive Aftermarket Information Highway, J-CON, A-DIS, Triad Prism, ServiceExpert, Series 12, The Paperless Warehouse, MarketPACE, RepairSource, Telepart, InterChange, Telepricing, VISTA, Lasercat, Triad Servicewriter and CCI Autobahn are federally registered trademarks of the Company. The Company has a federal trademark application pending with respect to Lasercat 2000. Other trademarks of the Company include CCI/Triad Ultimate, CCI/Triad Prism, Eclipse, Triad Eagle, Pace, LaborGuide, True Start, CCI/Triad, CCI, Triad, PartInsight, ePartExpert, LOADSTAR, Checkmate, Orion, Compass, Triad CSD, Triad Falcon, and Triad Gemini. Other trademarks and tradenames are used in this Annual Report on Form 10-K that identify other entities claiming the marks and names of their products. The Company disclaims proprietary interest in such marks and names of others. References herein to Snap-on, TruServ, Ace Hardware, AutoZone, Discount Auto Parts, Pep Boys, Home Depot, Lowe's, Mitchell, Sears, Midas and Aamco mean, respectively, Snap-on Incorporated, Cotter & Company, Ace Hardware Corporation, AutoZone, Inc., Discount Auto Parts, Inc., The Pep Boys -- Manny, Moe & Jack, The Home Depot, Inc., Lowe's Home Centers, Inc., Mitchell Repair Information Company, Sears, Roebuck and Co., Midas International Corporation and Aamco Transmissions, Inc.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

Cooperative Computing, Inc., a Delaware corporation (hereinafter referred to as the "Company" or "CCI"), is the leading designer and provider of management information systems and services for the automotive parts aftermarket and the hardlines and lumber industry. The automotive parts aftermarket consists of the production, sale and installation of both new and remanufactured parts used in the maintenance and repair of automobiles and light trucks. The hardlines and lumber industry consists of the sale of products for residential and commercial building construction, maintenance and repair, lawn and garden and agribusiness.

The Company's products are designed to improve the operating efficiency and profitability of suppliers and retailers through enhanced information, control and inventory management. The Company's products enable users to conduct computerized identification, location and selection of parts, to manage inventory and to obtain sales history and point-of-sale information. The system offerings are enhanced by extensive information services featuring specialized database products and by customer support and maintenance services. In the automotive parts aftermarket industry, interconnectivity throughout the distribution channel is provided by the Company's network of electronically linked customers, which adds to the efficiency and functionality of the Company's products and enhances customer profitability.

The Company is the leading provider of industry-specific management information systems and solutions to every level of the wholesale distribution channel in the automotive parts aftermarket, which includes manufacturers, warehouse distributors, parts sales outlets ("PSOs") and service dealers. By servicing all of these levels, the Company has acquired substantial industry knowledge to improve and support the information products and services that are made available to its customers.

COMPANY HISTORY AND OWNERSHIP

As used herein, unless the context otherwise requires, the "Company" represents the combined businesses of Cooperative Computing, Inc., a Texas corporation ("Old CCI"), and Triad Systems Corporation, a Delaware corporation ("Triad").

Old CCI was founded in 1976 by Glenn E. Staats, Ph.D. Old CCI's original customer focus was a diverse segment of businesses, including the automotive parts aftermarket. As the automotive parts aftermarket began to experience significant growth and moved toward computerization, the Company expanded its automotive parts customer base and developed a wider range of products and services.

Triad was founded in 1973 as a provider of business and management information solutions. Over the years, Triad established a presence in the automotive parts aftermarket throughout the United States, Canada, Puerto Rico, and the United Kingdom. Triad also developed a significant presence in the hardlines and lumber industry throughout the United States and Canada. From 1979 until February 27, 1997, Triad was a publicly held company, with its common stock quoted on the Nasdaq National Market.

On February 27, 1997, Old CCI joined with Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") to acquire 100% of the stock of Triad (the "Triad Acquisition"). Prior to the Triad Acquisition, Old CCI maintained a strong relationship with warehouse distributors and a growing relationship with PSOs and service dealers. The Triad Acquisition was consummated, in part, to broaden Old CCI's relationship with PSOs in order to provide a platform to further penetrate the service dealer market and to establish a presence in the hardlines and lumber industry. Since the Triad Acquisition, management of the Company has focused on integrating the strengths of Old CCI and Triad.

On March 1, 1998, the Company acquired certain assets of ADP Claims Solutions Group, Inc. for total consideration (including the assumption of certain liabilities) of approximately $9.3 million (the "ARISB Acquisition"). These assets provide products and services to the automotive recycling industry.

AUTOMOTIVE DIVISION

AUTOMOTIVE PARTS AFTERMARKET INDUSTRY OVERVIEW

The automotive aftermarket industry consists of the sale of automotive parts, accessories, lubricants, chemicals, tires, and repair services. It is estimated to generate approximately $217 billion in revenue for 1999 according to the Automotive Aftermarket Industry Association.

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

    o Wholesale Channel. The wholesale channel is the predominant distribution channel in the automotive parts aftermarket. Warehouse distributors sell to service dealers through PSOs. PSOs, which are smaller than warehouse distributors and positioned geographically near the service dealers they serve, are utilized due to the time-critical nature of the repair business and the inability of the service dealer to stock an extensive part selection.

         Historically, the wholesale channel has involved the four distribution levels described above in a three-step process. However, this channel has various hybrid distribution methods with the predominant of these hybrids being the two-step distribution process. The two-step process consolidates the warehouse distributor and PSO into an operation that sells directly to service dealers.

         Apart from the shift toward a two-step distribution process in recent years, many warehouse distributors have purchased and continue to purchase PSOs both from independent owners and from small wholesale chains. This consolidation improves warehouse distributors' buying power with manufacturers and, therefore, strengthens their competitive position in the market. The Automotive Division, as the leading provider of systems and services to the U.S. and Canadian warehouse distributor market, has benefited from the industry consolidation as many warehouse distributors have replaced acquired PSOs' existing systems with the Automotive Division's systems.

         Service dealers consist of independent professional dealer/installers and specialized shops affiliated with national chains, such as Midas and Aamco. The service dealer segment has experienced slow consolidation over the last 10 to 15 years. Throughout the 1970s, full service stations providing gasoline, automotive accessories and repairs, and independent repair garages had the largest share of the service dealer market. During the early 1980s, service stations lost market share to general repair national chainstores and specialized shops. However, the Automotive Division believes that since the late 1980s, the market share of service stations and independent garages has remained relatively stable.

    o Retail Channel. The retail channel is highly fragmented. This market has traditionally consisted of "mom and pop" stores and small regional chains that sell to "do-it-yourself" customers. Larger specialty retailers, such as AutoZone, Discount Auto Parts and Pep Boys, carry a greater number of parts and accessories at more attractive prices than traditional retail outlets and are gaining market share. The management information systems used to communicate between levels in this channel are generally developed internally for the large specialty retailers and purchased from third parties for the smaller organizations.

    o New Car Manufacturer Channel. New car manufacturers distribute parts through a feeder warehouse to new car dealers. New car dealers purchase information systems from a variety of third party system providers including Reynolds and Reynolds Company, Automatic Data Processing, Inc., Universal Computer Systems, Inc. and several car manufacturers themselves.

AUTOMOTIVE RECYCLING INDUSTRY OVERVIEW

The automotive recycling industry consists of the sale of used auto parts that have been reclaimed from wrecked automobiles. Buyers of these parts are auto body and collision repair shops, service dealers and do-it-yourselfers. Management estimates there to be approximately 10,000 auto salvage yards in the United States that engage in recycling activity.

PRODUCTS AND SERVICES

The Automotive Division's software and systems, together with its database products, provide comprehensive business solutions targeted to the automotive parts aftermarket. The Automotive Division provides standard application programs that include user options allowing the selective structuring of applications files and reports to meet customers' specific requirements. These software products also allow the Automotive Division's customers to access the Automotive Division's proprietary databases. Automotive Division supplied hardware components include central processing units ("CPUs"), disk drives, video display terminals, CD-ROM storage devices, point-of-sale terminals, communication devices, printers and other peripherals. The Automotive Division's systems also have communication capabilities allowing users to exchange purchase orders and pricing and inventory information with suppliers and, in some cases, customers.

AUTOMOTIVE PARTS AFTERMARKET SYSTEMS

The Automotive Division's automotive parts aftermarket products have been designed to provide interconnectivity to all levels of the wholesale distribution channel. This electronic network, which management calls the "Automotive Aftermarket Information Highway," enables the automotive parts aftermarket industry to efficiently market parts throughout the distribution channel.

The Automotive Division's principal automotive parts aftermarket industry products, based on the level of the distribution channel for which such products are targeted, are as follows:

    o Manufacturer. The Automotive Division has one product, the CCI AutoBahn system, devoted to the needs of manufacturers. The CCI AutoBahn system is designed to provide connectivity between manufacturers of auto parts and warehouse distributors and enables warehouse distributors and manufacturers to place and confirm orders electronically.

    o Warehouse Distributor. The Automotive Division has five products available to meet the needs of warehouse distributors. One of these products, the A-DIS system, provides applications for the management of large warehouse distributors, handling complex inventory management issues, parts purchasing, product pricing, parts returns management, sales history and complete financial management services. The A-DIS product is fully connected to the CCI AutoBahn product, as well as to the J-CON product, a PSO product, and to the ServiceExpert EZ product for service dealers. In addition, the Series 11, 12, 14, CCI/Triad Prism and Eclipse products have connectivity and limited integration with A-DIS. A second product, CCI/Triad Ultimate, is designed and targeted at regional and local warehouse distributors or at national distributors that primarily service stores in a compact geographic area that are looking to manage multiple locations and inventories on a single system. For independent warehouse distributors that have specialty products and services, the Automotive Division's third product, Eclipse, offers the additional flexibility needed for these customers. A fourth product is The Paperless Warehouse product which is fully integrated to the A-DIS and CCI/Triad Ultimate products. This product incorporates radio frequency wireless networking, barcode scanning and handheld computing technology to improve the efficiency of the receive, pick and ship functions of the warehouse. The last product in this category is the PARTINSIGHT. The product can be connected to all the Auto Division's warehouse and PSO applications as well as third party applications. It provides a data hub capability to allow large buying groups to have information on a virtual entity basis. In addition to the active products the Automotive Division maintains the DIS product which is no longer sold.

    o Parts Sales Outlet. The Automotive Division currently markets four products to PSOs: J-CON, Eclipse, CCI/Triad Prism and LaserCat 2000. These products all operate on platforms that are assembled and integrated by the Automotive Division. The J-CON product was developed for the management of PSOs that are members of a national account program, trade principally with a single warehouse and are connected to that warehouse by an A-DIS system. The J-CON product also allows the PSO to connect with service dealers through the ServiceExpert EZ product. Much like A-DIS, the J-CON product serves as an inventory management and electronic purchasing tool. The Eclipse product tracks inventory, performs accounting functions and executes point-of-sale operations such as invoicing and billing. The CCI/Triad Prism product, the newest generation of PSO applications, is designed to meet the needs of both national and independent PSOs as well as PSOs in a two-step distribution process. The LaserCat 2000 product is a stand alone CPU used by the PSO to access and use the Automotive Division's various information services products. In addition to its active product lines, the Automotive Division maintains and supports five products that it no longer sells, the Series 11, Series 12 and Series 14, loadSTAR and LaserCat products, which account for a significant portion of the Automotive Division's installed base of customers.

    o Service Dealer. The Automotive Division has two groups of products that it markets to service dealers, ServiceExpert EZ and PACE, which are focused to specific segments of the service dealer market. The ServiceExpert EZ family of products offer a range of shop management solutions which blends the Automotive Division's databases, software applications, detailed labor estimates and recommended vehicle service intervals with the latest in workstation technology, incorporating easy-to-use pull-down windows. The ServiceExpert EZ products can create printed repair estimates, automated work orders and maintain individual vehicle records and histories, enabling users to notify customers of required preventive maintenance and create other special promotions tailored to the service dealers' individual customer base. ServiceExpert EZ can be connected to the Automotive Division's PSO and warehouse distributor products to allow parts inquiry and ordering functions in the service dealer's parts supplier network. The ServiceExpert EZ products can be configured from a simple estimator product to a full shop management system that can be expanded to include inventory management. The PACE product is specifically tailored to the Canadian service dealer market and is exclusively marketed in Canada. In addition to its active product lines, the Automotive Division maintains the Triad ServiceWriter product, which accounts for a significant portion of the installed base of service dealer customers.


AUTOMOTIVE RECYCLING SYSTEMS

The Automotive Division's automotive recycling products provide yard management and parts locator functionality that fits the needs of the smallest to the largest automotive recycling yards as follows:

    o Checkmate. The Checkmate system is a complete yard management system that provides inventory control, point of sales and back office accounting functions. This system is delivered with the industry standard Hollander Interchange, which the Automotive Division licenses from Automated Data Systems ("ADP"). The Checkmate system also integrates the Orion satellite based parts locator system.

    o Orion. The Orion system is sold either as a stand-alone terminal or is integrated with the Checkmate yard management system. The Orion system uses a publicly accessible Kband satellite to communicate with regional and national yards that are also on the system to locate parts not in their local inventory. Nightly, yards that are on the network are polled for their yard's inventory by the Automotive Division's central server creating a central database of parts that is available each day for part sourcing by the network members.

    o Compass. The Compass product is an open line "spoke and hub" telephone system that yards within the same geographic area can join. This phone network is used by yards to source recycled parts to meet customer demands from other than their own yard inventory. The Automotive Division provides monitoring and settlement services to each of the Compass networks.

CUSTOMER SUPPORT SERVICES

The Automotive Division's customer support services organization provides service, training and support to its customers. The Automotive Division's system owners are principally small business proprietors without the internal staffing or expertise to train users or to maintain computer systems on a consistent basis. These customers generally require a high level of service, training and support.

The Automotive Division typically provides a limited warranty on its systems ranging from 30 to 90 days. The Automotive Division also sells a variety of post-sale support programs through its system support agreements, including on-site preventive and remedial maintenance, hardware engineering modifications, depot repair services and daily system operating support by phone. The Automotive Division's customers can call the Automotive Division's AdviceLine service, which gives them access to trained personnel able to perform on-line diagnostics or to field engineers if on-site service is necessary. Virtually all new system customers enter into system support agreements, and most retain such service agreements as long as they own the system. Monthly fees vary with the system size and configuration. The agreements are generally one year in length with 30 to 90 day cancellation notice periods.

The Automotive Division offers training for new and existing customers at the facilities of both the Automotive Division and its customers. In addition to training in system operations and software enhancements, the Automotive Division offers seminars and workshops to assist customers in understanding the capabilities of their systems.

For many of the Automotive Division's large automotive warehouse distributor customers, the Automotive Division provides information facilities management services. Many of these are facilitated through a limited partnership arrangement. Through these arrangements the Automotive Division provides customers with on-site managers and employees experienced in warehouse and store applications to operate the customers' computer facilities.

INFORMATION SERVICES

The Company licenses its proprietary databases to its customers in return for a license fee and monthly subscription fees entitling customers to periodic updates. These database products generate recurring revenues through monthly subscription fees and differentiate the Company's products from those of its competitors. The Company currently offers databases to its automotive parts aftermarket industry customers, retailers, national repair chains, and to eStore customers as well as predictive parts sales analysis and recommended stock levels by individual store.

    o Electronic Catalog. The Company's electronic catalog products provide access to a database of over 17 million automobile part applications for 2,800 automotive product lines. These products virtually eliminate the time consuming and cumbersome use of printed catalogs and are designed to increase productivity and accuracy in parts selection and handling. Proprietary software on the warehouse distributor, PSO and service dealer systems enables the user to access the electronic catalog database. Customers use the catalog feature within their warehouse distributor, PSO or service dealer system to identify parts associated with a specific vehicle. The Company charges a monthly subscription fee for its electronic catalog database and provides customers with periodic updates. At September 30, 1999, approximately 10,000 customer locations had licensed one of the Company's electronic catalogs including customers with installed systems, value added re-sellers and national retail customers.

    o ePartExpert. The Company's electronic catalog database is available in a format design for Internet use. Named ePartExpert, the database and access software have been modified to enable consumers to look-up automotive product applications for themselves, view diagrams and select the parts for their vehicle.

    o Interchange. The Interchange database allows the cross reference of original equipment manufacturers part numbers to aftermarket manufacturers part numbers and from one aftermarket supplier to another for the same part. This product, which is sold on a monthly subscription basis, enables the warehouse distributor, PSO or service dealer to identify a suitable replacement part when only the part number of the old part is known. Interchange replaces a cumbersome paper-based process that can involve many different catalogs to identify the correct part. Customers are provided updates to the Interchange product monthly.

    o Telepricing. The Telepricing service provides electronic price updates directly to the warehouse distributor, PSO or service dealer system for automotive parts following a manufacturer's price change, eliminating a customer's need to input this data manually. Telepricing service customers pay an initial license fee and a monthly subscription fee for this updating service. Customers are provided updates to the Telepricing service daily and weekly.

    o LaborGuide Database. The Company has licensed from Mitchell the LaborGuide database, which provides authorized guidance of labor hours for car repairs. This database, which can be integrated with the Company's PSO systems and the ServiceExpert EZ family of products, is targeted to the approximately 340,000 service dealers in the United States. LaborGuide permits users to comply more easily with regulations in many states that require written estimates of repair costs. The repair functions within the LaborGuide product have been mapped to the appropriate parts in the electronic parts catalog database, providing for a seamless, efficient process of gathering of parts and labor information by the service dealer in preparing a repair estimate. Customers are provided updates to the LaborGuide database monthly.

    o RepairSource. The Company has a license for the integration and distribution of Mitchell's "Mitchell on Demand" electronic automobile repair information product. The Company has integrated this product into its ServiceExpert EZ system and markets it under the name RepairSource. The RepairSource electronic database includes original equipment manufacturers' technical service bulletins, repair information and wiring diagrams specific to each automobile model. This information, coupled with the Company's parts and labor databases, enables a service dealer to easily and quickly prepare a service estimate and associated technical repair instructions for each job. Customers are provided updates to the RepairSource database monthly.

    o MarketPACE. Inventory is the most costly asset for automotive parts distributors. The typical parts store can only afford to stock one of every five parts offered by their primary suppliers. Deciding which parts to stock to meet local market needs is a critical job. The Company's MarketPACE service provides all the information needed to pick an optimal assortment of parts to stock in any location in the U.S. Using vehicle registration data licensed from Polk, plus part replacement data base derived from sales activity in the customer base, MarketPACE forecasts local demand for every part in a product line. Stores can increase sales and inventory turns by stocking the parts with the best forecasts. The MarketPACE process and products are protected by patents owned by the Company.

SALES AND MARKETING

The Automotive Division markets its products to the automotive parts aftermarket through a geographically-based direct sales force and a telesales/telemarketing organization with approximately 135 employees. Incentive pay is a significant portion of the total compensation package for all sales representatives and sales managers. Additionally, the Automotive Division leverages its relationships with large warehouse distributors through its National Account Program, in which these accounts resell PSO systems to either company owned stores or to other customers that are closely associated to the warehouse distributor.

HARDLINES AND LUMBER DIVISION

INDUSTRY OVERVIEW

The hardlines and lumber industry consists of the sale of products for residential and commercial building construction, maintenance and repair, lawn and garden, and agribusiness. This industry is comprised primarily of hardware retailers, home centers, lumber and building materials suppliers and manufacturers, agribusiness retailers, lawn and garden retailers and paint retailers. This market is segmented primarily into three groups:

    o Top 10 Market. The ten largest retailers in the hardlines and lumber industry (the "Top 10") represent over 2,600 stores and accounted for approximately 40% of the annual industry sales volume. The Top 10 include mass merchandisers such as Home Depot, Lowe's and Sears. As a result of their size, it is cost effective for the Top 10 to develop and update their own systems, and, therefore, the Top 10 do not purchase systems from the Hardlines and Lumber Division. The Hardlines and Lumber Division believes that the Top 10 generally have driven the need to reduce costs and pursue consolidation strategies throughout the industry. The Top 10 have been able to reduce costs and improve merchandising efficiency through economies of scale and the implementation of automated retail systems. In order to remain competitive, companies outside the Top 10 need to match the merchandising efficiencies of the Top 10 and increase productivity.

    o Top 10-500 Market. The 500 largest retailers in the hardlines and lumber industry, excluding the Top 10, are estimated to account for approximately 20% of the industry's annual sales volume. There are approximately 4,200 stores in this market, of which a majority are lumber and home center businesses. This market is fragmented and has experienced consolidation as firms try to compete with the Top 10. In addition, this market has been a significant source of revenues as firms upgrade existing systems and shift from in-house systems to turnkey systems produced by the Hardlines and Lumber Division. The Hardlines and Lumber Division believes that retailers will continue to upgrade systems as the industry continues to respond to competition and innovation by the Top 10.

    o Top 500+ Market. The hardlines and lumber retailers which do not rank in the Top 500 (the "Top 500+") are typically smaller, independent stores with a niche focus. Management believes that there are approximately 34,000 stores in this market, which accounted for nearly 40% of the industry annual sales volume. This market is fragmented and has experienced limited consolidation. The Hardlines and Lumber Division believes the majority of this market is affiliated with cooperatives, which encourage their members to install computerized point-of-sale and store management systems to more effectively compete with the rest of the industry. The Hardlines and Lumber Division believes the larger stores in this segment will continue to represent a large portion of the Hardlines and Lumber Division's revenue base as firms computerize in order to protect their niche market positions.

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

PRODUCTS AND SERVICES

The Hardlines and Lumber Division's software and systems, together with its full range of services, provide comprehensive business solutions targeted to the market. The Hardlines and Lumber Division provides standard application programs that includes user options allowing the selective structuring of applications files and reports to meet customers' specific requirements. In addition, the Hardlines and Lumber Division provides unit sales database services to manufacturers.

PRINCIPAL PRODUCTS

The Hardlines and Lumber Division's hardlines and lumber systems automate inventory control, point-of-sale functions (such as invoicing and billing), payroll, accounting and purchase orders. The Hardlines and Lumber Division's principal industry products are as follows:

    o Triad Eagle. The Triad Eagle system blends the power and flexibility of the Hardlines and Lumber Division's management information systems with applications and features created to meet the unique needs of hardware stores and lumber and building materials operations. It manages the flow of a typical transaction, including estimating, ordering, inventory management, shipping, invoicing and tracking accounts receivable.

    o Triad CSD. The Triad CSD series of systems is designed for mid- to large-sized hardlines and lumber dealers due to its greater power and functionality. Triad CSD products allow for product offerings suitable for hardlines and building materials chains with up to 20 stores and $150 million in annual sales.

    o Triad Falcon. The Triad Falcon system is the Hardlines and Lumber Division's next generation product targeted at large multi-location lumber and building material and home center retailers. Triad Falcon provides flexibility in tailoring the system to meet the needs required of individuals, groups, departments and single or multiple store locations.

    o Triad Gemini. The Triad Gemini system is designed for large hardlines and lumber dealers. Triad Gemini customers represent some of the largest companies in the hardlines and lumber industry. Gemini's largest customer has over 160 locations with revenue exceeding $1 billion.

    o True Start. The True Start product incorporates the TruServ database product. It is designed as a stand-alone unit but may also be integrated as part of a hardlines system for TruServ members.

CUSTOMER SUPPORT SERVICES

The Hardlines and Lumber Division's customer support services organization provides service, training and support to the Hardlines and Lumber Division's customers. The Hardlines and Lumber Division's system owners are principally small and medium business proprietors without complete internal staffing or expertise to train users or to maintain computer systems on a consistent basis. These customers require a high level of service, training and support.

The Hardlines and Lumber Division typically provides a limited warranty on its systems ranging from 30 to 90 days. The Hardlines and Lumber Division also sells a variety of post-sale support programs through its system support agreements, including on-site preventive and remedial maintenance, depot repair services and daily system operating support by phone. The Hardlines and Lumber Division's customers can call the Hardlines and Lumber Division's AdviceLine service which gives them access to trained personnel able to perform on-line diagnostics or to field engineers if on-site service is necessary. Virtually all new system customers enter into system support agreements, and most retain such service agreements as long as they own the system. Monthly fees vary with the system size and configuration.

The Hardlines and Lumber Division offers training for new and existing customers at the facilities of both the Hardlines and Lumber Division and its customers. In addition to training in system operations and software enhancements, the Hardlines and Lumber Division offers seminars and workshops to assist customers in understanding the capabilities of their systems.

INFORMATION SERVICES

The Hardlines and Lumber Division markets database services to manufacturers with a product called VISTA. VISTA information services provide product manufacturers with ongoing measurement of brand and item movement with major product classifications using point-of-sale business analysis data from independent hardware stores, home centers and lumber and building materials outlets. Information provided by VISTA services give manufacturers insight into how a specific product or brand performs against its competitors and the market in general.

SALES AND MARKETING

The Hardlines and Lumber Division markets its products and services to the hardlines and lumber industry through a geographically-based direct and telesales/telemarketing sales force of approximately 75 employees. Incentive pay is a significant portion of the total compensation package for all sales personnel.

The Hardlines and Lumber Division's marketing approach in the hardlines and lumber industry has been to develop close relationships with key market influencers. This strategy includes obtaining endorsements and developing exclusive relationships, distributor partnerships and other alliances. Currently, the Hardlines and Lumber Division enjoys over 20 such relationships in the industry. The goal of this relationship program is to enhance the productivity of the field sales team and create leveraged selling opportunities for system sales, information services and support revenues.

In 1997, the Hardlines and Lumber Division entered into a seven year alliance with TruServ that gives the Hardlines and Lumber Division an endorsement and computerization responsibility for many of TruServ's then approximately 5,500 TruServ store locations. In October 1999, TruServ announced to its 10,500 store locations that it had selected CCI to develop its next generation in-store retail computer system. This system will be based on a Windows version of the Triad Eagle System and will be available in mid-2000. Management believes that this approach will accelerate computerization of noncomputerized stores while converting and upgrading previously computerized stores to the new Triad Eagle system. Ace Hardware and Do It Best Corporation also work closely with the Hardlines and Lumber Division through a small team of national account managers.

CORPORATE SERVICES

CUSTOMER FINANCING

The Company believes that its ability to offer lease financing to its customers shortens the sales cycle by eliminating the need for third party financing and provides a competitive advantage in marketing and promoting the Company's products. The Company offers such financing through its wholly owned subsidiary, Triad Systems Financial Corporation ("Triad Financial"). These financing leases are noncancelable with terms from one to six years. At September 30, 1999, Triad Financial had a portfolio of outstanding leases to over 10,200 customers with a balance of approximately $134.0 million.

Historically, the Company has sold lease receivables via lending agreements with banks and other financial institutions. At the time of sale, the Company records the newly-created servicing liabilities (lease servicing obligation and recourse obligation) at their estimated fair value. Gains resulting from the sale of lease receivables are reflected in finance revenue.

The financing agreements contain restrictive covenants, which allow the Company to sell only while in compliance with covenants contained in the agreements. In the event of non-compliance, the banks and lending institutions could assume administrative control (servicing) of the lease portfolio and could discontinue future transactions under the discounting programs. During the year ended September 30, 1999, the Company was in compliance with such covenants, and management believes that it will be able to maintain compliance with such covenants in the foreseeable future.

Pursuant to the discounting agreements, the Company is contingently liable for losses in the event of lessee nonpayment up to stated recourse limits (up to 10% of the aggregate initial proceeds adjusted for certain expenses and payments remitted on the leases) and full recourse on lease receivables discounted that do not meet certain requirements established by the bank or lending institutions. At September 30, 1999, the Company had $4.7 million of lease receivables discounted that are subject to full recourse.

At September 30, 1999, the contingent liability for leases sold was approximately $30.7 million. The Company provides for the fair value of the recourse obligation based upon an analysis that considers among other things, the creditworthiness of the lease receivable, the recourse provision the lease receivable is subject to and the Company's historical experience, which includes loss recoveries through resale of repossessed systems.

SYSTEM INTEGRATION AND ASSEMBLY

The Company does not manufacture the hardware components of its systems, but the Company does assemble and integrate its products with hardware components and software products of third party vendors. As of September 30, 1999, the Company employed approximately 90 employees in its system integration operation.

The Company utilizes a just-in-time inventory system to help ensure that efficient cost controls are in place. The commodity nature of the component business ensures a consistent supply of required components. In addition to the external customer base, the Company's manufacturing facility also produces engineering workstations and personal computers for internal use.

SOFTWARE DEVELOPMENT AND TECHNOLOGY

The Company has approximately 200 copyrights and approximately 100 registered trademarks. The Company attempts to protect its proprietary information in a number of ways. First, the Company distributes its software through licensing agreements, which require licensees to acknowledge the Company's ownership of the software and the confidential nature of the Company's proprietary information. Secondly, all Company personnel are required to assign all rights of such personnel to inventions, patents and confidential information to the Company and to agree to keep confidential and not disclose to third parties the Company's proprietary information. Finally, the Company requires that all other third parties producing or receiving proprietary information of the Company execute an assignment, confidentiality and non-disclosure agreement.

CUSTOMERS AND SUPPLIERS

No single customer accounted for more than 10% of the Company's total sales in fiscal 1999. The Company has a significant number of suppliers predominantly associated with its assembly operations. The Company does not obtain more than 10% of its components from a single supplier.

EMPLOYEES

As of September 30, 1999, the Company had approximately 1,900 employees, none of which were represented by unions. The Company has not experienced any labor problems resulting in a work stoppage and believes it has good relations with its employees.

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

Listed below are the principal properties operated by the Company as of December 29, 1999.

                                      APPROX.
                                       SIZE                                                             LEASE
             LOCATION                (SQ. FT.)             DESCRIPTION OF USE                         TERMINATION
             --------                ---------             ------------------                         -----------
Owned:
  Newton, New Jersey...........         28,000    Administrative; software development                     NA

Leased:
  Livermore, California........        220,000    Divisional executive offices; software                 2002
                                                    development; data entry; sales; administrative
  Austin, Texas................         57,000    Divisional executive offices; software                 2006
                                                    development; data entry; sales; administrative
  Austin, Texas................         49,000    Systems integration and assembly                       2002
  Austin, Texas................         36,000    Principal executive offices; software development      2002
  Denver, Colorado.............         25,000    Administrative; software development                   2005
  Longford, Ireland............         21,000    Data entry                                             2027
  Florence, Alabama............         18,000    Administrative; sales; customer support                2001
  Austin, Texas................         18,000    Data entry                                             2000
  Plymouth, Minnesota..........         13,000    Administrative; sales and customer support             2000
  Toronto, Canada..............          8,600    Sales                                                  2002

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the Company's securityholders in the Company's fourth fiscal quarter in 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established public trading market for any class of the Company's common equity. All of the Company's common stock is held by Cooperative Computing Holding Company, Inc., a Delaware corporation ("Holding"). Neither the Company nor Holding paid any dividends in fiscal 1999, nor do they anticipate paying any dividends in the foreseeable future. The Company's ability to pay such dividends is limited by the terms of the Company's Restated Senior Credit Facilities (as herein defined). See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial data of the Company for the years ended November 30, 1995 and 1996, the ten-month period ended September 30, 1997, and the years ended September 30, 1998 and 1999. The balance sheet data as of September 30, 1998 and 1999, and the statement of operations data for the ten-month period ended September 30, 1997, and the years ended September 30, 1998 and 1999 set forth below are derived from the audited consolidated financial statements of the Company included elsewhere herein. The consolidated financial statements for the periods ended September 30, 1998 and 1999 include the accounts of Holding and CCI. Holding has no assets or liabilities other than (1) its investment in its wholly owned subsidiary CCI and (2) its Redeemable Convertible Class A Common Stock, the net proceeds of which were contributed in full to CCI (see Note 13 to audited financial statements); accordingly, these consolidated financial statements represent the operations of CCI and its subsidiaries. The balance sheet data as of November 30, 1995 and 1996 and the statement of operations data as of November 30, 1995 and 1996 set forth below are derived from audited consolidated financial statements of Old CCI and the Company not included herein. The selected financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the audited consolidated financial statements of the Company included elsewhere herein.

                                                           OLD CCI                                     CCI
                                                  --------------------------    ------------------------------------------------
                                                                                TEN-MONTH PERIOD
                                                         YEAR ENDED                   ENDED                  YEAR ENDED
                                                         NOVEMBER 30,             SEPTEMBER 30,             SEPTEMBER 30,
                                                  --------------------------    ----------------    ---------------------------
                                                     1995            1996             1997             1998             1999
                                                  ----------      ----------    ----------------    ----------       ----------
STATEMENT OF OPERATIONS DATA:                                                (Dollars in Thousands)
 Revenues ......................................  $   29,245      $   36,734       $  140,316       $  227,221       $  241,119
 Cost of revenues ..............................      16,733          21,857           84,464          143,516          152,663
                                                  ----------      ----------       ----------       ----------       ----------
 Gross profit ..................................      12,512          14,877           55,852           83,705           88,456
 Sales and marketing ...........................       2,061           2,038           28,161           49,196           63,005
 Product development ...........................       7,485           8,347           11,890           15,401           14,962
 General and administrative ....................       2,675           2,992           19,929           37,643           40,298
 Write off of purchased in-process research
  and development ..............................          --              --           23,100               --               --
                                                  ----------      ----------       ----------       ----------       ----------
 Total operating expenses ......................      12,221          13,377           83,080          102,240          118,265
 Operating income (loss) .......................         291           1,500          (27,228)         (18,535)         (29,809)
 Interest expense ..............................          --              --            8,403           15,868           18,512
 Other income (expense), net ...................         414           4,231(1)           443              766              175
                                                  ----------      ----------       ----------       ----------       ----------
 Income (loss) before income taxes and
  extraordinary charge .........................         705           5,731          (35,188)         (33,637)         (48,146)
 Income tax benefit ............................          --              --            1,001            8,731           11,120
                                                  ----------      ----------       ----------       ----------       ----------
 Income (loss) before extraordinary charge .....         705           5,731          (34,187)         (24,906)         (37,026)
 Extraordinary charge, net of taxes ............          --              --               --            3,017               --
                                                  ----------      ----------       ----------       ----------       ----------
 Net income (loss) .............................         705           5,731          (34,187)         (27,923)         (37,026)
                                                  ==========      ==========       ==========       ==========       ==========
 Net income (loss) attributable to common stock   $      705      $    5,731       $  (34,187)      $  (27,923)      $  (40,046)
                                                  ==========      ==========       ==========       ==========       ==========
UNAUDITED PRO FORMA INFORMATION:(2)
 Historical income (loss) before provision
  for income taxes .............................  $      705      $    5,731       $  (35,188)
 Pro forma income tax (provision) benefit ......        (157)         (1,931)           2,392
                                                  ----------      ----------       ----------
 Pro forma net income (loss) ...................  $      548      $    3,800       $  (32,796)
                                                  ==========      ==========       ==========

BALANCE SHEET DATA (AT END OF PERIOD):
 Cash and cash equivalents .....................  $    1,415      $    4,004       $    1,633       $    1,159       $       --
 Working capital (deficit) .....................      (2,231)         (3,490)             603            6,101           12,146
 Total assets ..................................      16,115          18,763          307,940          300,849          286,803
 Total debt, including current maturities ......       5,089(3)        5,089(3)       144,967(4)       183,318(4)       181,848(4)
 Stockholders' equity (deficit).................       5,273           5,227           53,699           25,363          (14,494)

---------------------------

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

On February 10, 1998, the Company refinanced approximately $149.7 million of indebtedness, primarily incurred in connection with the Triad Acquisition, through the issuance of $100.0 million of 9% Senior Subordinated Notes (the "Notes") due 2008 and the restructuring of an existing $170.0 million Senior Credit Facility into a $50.0 million term loan facility and a $50.0 million revolving credit facility ("Restated Senior Credit Facilities").

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

On October 1, 1998, the Company adopted SOP 97-2 (see Note 1 of Notes to Consolidated Financial Statements) which resulted in the deferral of $4.8 million in revenues and $3.4 million in cost of revenues, reducing gross profit by $1.4 million.

GENERAL

The Company is the leading designer and provider of management information systems and services for the automotive parts aftermarket and the hardlines and lumber industry. The automotive parts aftermarket industry consists of the production, sale and installation of both new and remanufactured parts used in the maintenance and repair of automobiles and light trucks. The hardlines and lumber industry consists of the sale of products for residential and commercial building construction, maintenance and repair and agribusiness. The Company's system offerings are enhanced by extensive information services featuring highly specialized database products and customer support and maintenance services. These products and services are designed to significantly improve the profitability of the Company's customers and, in turn, provide the Company with a stable customer base as well as a receptive market for new products. The revenues associated with customer support and information services are of a recurring nature and represented approximately 62% of total revenues in fiscal 1999. The Company's total revenues for the year ended September 30, 1999 were $241.1 million.

HISTORICAL RESULTS OF OPERATIONS

Year Ended September 30, 1999 Compared to Year Ended September 30, 1998

Revenues for the year ended September 30, 1999 were $241.1 million compared to $227.2 million for the year ended September 30, 1998, an increase of $13.9 million, or 6%. For the year ended September 30, 1999, revenues for the automotive division increased $11.1 million, or 8%, to $150.0 million as compared to the year ended September 30, 1998. For the year ended September 30, 1999, revenues for the hardlines and lumber division increased $2.8 million, or 3%, to $91.1 million as compared to the year ended September 30, 1998. The adoption of SOP 97-2 in October 1998 resulted in the deferral of $4.8 million in revenues for the year ended September 30, 1999, $3.4 million and $1.4 million from the automotive division and hardlines and lumber division, respectively.

Systems revenues for the year ended September 30, 1999 were $87.4 million compared to $79.9 million for the year ended September 30, 1998, an increase of $7.5 million, or 9%. Systems revenues for the automotive division for the year ended September 30, 1999 increased $7.6 million to $49.7 million as compared to the year ended September 30, 1998. This increase was primarily due to increases in sales of systems to parts sales outlets as the result of continued industry consolidation and to the service dealer market.

Systems revenues for the hardlines and lumber division for the year ended September 30, 1999 decreased $0.1 million to $37.7 million as compared to the year ended September 30, 1998. The decrease was primarily attributable to the Company's decision to focus more efforts on lower volume but higher margin systems sales.

Customer support and information services revenues were $149.0 million for the year ended September 30, 1999 compared to $140.0 million for the year ended September 30, 1998, an increase of $9.0 million, or 6%. Customer support and information services revenues for the automotive division for the year ended September 30, 1999 increased $5.1 million to $98.0 million as compared to the year ended September 30, 1998. This increase is due to the results of operations from the ARISB Acquisition being included for a full year and increases in information services revenues, offset by a decline in customer support services revenues. Customer support and information services revenues for the hardlines and lumber division for the year ended September 30, 1999 increased $3.9 million to $51.0 million as compared to the year ended September 30, 1998. This increase in revenues is due to growth in the installed base of customers paying customer support fees and the sale of point-of-sale information and data warehouse products.

Revenues from financing activities for the year ended September 30, 1999 were $4.7 million compared to $7.3 million for the year ended September 30, 1998, a decrease of $2.6 million, or 36%. Revenues from financing activities for the automotive division for the year ended September 30, 1999 declined $1.6 million to $2.3 million as compared to the year ended September 30, 1998. Revenues from financing activities for the hardlines and lumber division for the year ended September 30, 1999 declined $1.0 million to $2.4 million as compared to the year ended September 30, 1998. The decrease in finance revenues is primarily due to a decline in the discounting gain realized when the leases are sold, a reduction in leases originated due to lower capture rates and a reduction in the amount of leases discounted.

Cost of revenues were $152.7 million for the year ended September 30, 1999 compared to $143.5 million for the year ended September 30, 1998, an increase of $9.2 million, or 6%. For the year ended September 30, 1999, cost of revenues for the automotive division increased $7.3 million or 9%, to $92.3 million as compared to the year ended September 30, 1998. For the year ended September 30, 1999, cost of revenues for the hardlines and lumber division increased $1.9 million, or 3%, to $60.3 million as compared to the year ended September 30, 1998. The adoption of SOP 97-2 in October, 1998 resulted in the deferral of $3.4 million in cost of revenues for the year ended September 30, 1999, $2.1 million and $1.3 million from the automotive division and the hardlines and lumber division, respectively.

Cost of systems revenues were $58.7 million for the year ended September 30, 1999 compared to $54.3 million for the year ended September 30, 1998, an increase of $4.4 million, or 8%. Cost of systems revenues for the automotive division for the year ended September 30, 1999 increased $4.4 million to $31.5 million as compared to the year ended September 30, 1998, due to the increase in systems revenues. Cost of systems revenues as a percentage of revenues for the automotive division were 63% and 64% for the year ended September 30, 1999 and 1998, respectively. Cost of systems revenues for the hardlines and lumber division for the year ended September 30, 1999 remained constant at $27.2 million compared to the year ended September 30, 1998. Cost of systems revenues as a percentage of revenues for the hardlines and lumber division was 72% for the year ended September 30, 1999 and 1998.

Cost of revenues for services and finance were $94.0 million for the year ended September 30, 1999 compared to $89.2 million for the year ended September 30, 1998, an increase of $4.8 million, or 5%. Cost of revenues for services and finance for the automotive division for the year ended September 30, 1999 increased $2.9 million to $60.8 million compared to the year ended September 30, 1998, primarily due to increases in revenues. As a percentage of services and finance revenues, cost of revenues for services and finance for the automotive division were 61% and 60% for the year ended September 30, 1999 and 1998, respectively. Cost of revenues for services and finance for the hardlines and lumber division for the year ended September 30, 1999 increased $1.9 million to $33.2 million compared to the year ended September 30, 1998, primarily due to increases in revenues. As a percentage of services and finance revenues, cost of revenues for services and finance for the hardlines and lumber division were 62% and 63% for the year ended September 30, 1999 and 1998, respectively. The increase in cost of services and finance revenues as a percentage of revenue for both the automotive and hardlines and lumber divisions primarily was due to the decline in finance revenues which carry little or not cost of revenues.

Sales and marketing expense for the year ended September 30, 1999 increased $13.8 million to $63.0 million as compared to the year ended September 30, 1999. The increase in sales and marketing expense is due to additional personnel and variable marketing expenses associated with the increased revenue and an approximately $7.5 million increase to reserves, all of which was taken in the fourth quarter, due to a change in the Company's method of analyzing its allowance for receivables and investments in leases. Sales and marketing expense for the automotive division for the year ended September 30, 1999 increased $8.3 million to $34.6 million as compared to the year ended September 30, 1998. As a percentage of revenue, sales and marketing expense for the automotive division was 23% and 19% for the year ended September 1999 and 1998, respectively. Sales and marketing expense for the hardlines and lumber division for the year ended September 30, 1999 increased $5.5 million to $28.4 million as compared to the year ended September 30, 1998. As a percentage of revenue, sales and marketing expense for the hardlines and lumber division was 31% and 26% for the year ended September 1999 and 1998, respectively.

Product development expenses for the year ended September 30, 1999 decreased $0.4 million to $15.0 million as compared to the year ended September 30, 1998. As a percentage of revenue, product development expenses were 6% and 7% for the year ended September 30, 1999 and 1998, respectively. Product development expenses for the automotive division for the year ended September 30, 1999 decreased $2.1 million to $10.0 million primarily due to a reduction in personnel and a $0.6 million increase in the capitalization of software development expenses as compared to the prior year. As a percentage of revenue, product development expenses for the automotive division were 7% and 9% for the year ended September 30, 1999 and 1998, respectively. Product development expenses for the hardlines and lumber division for the year ended September 30, 1999 increased $0.9 million to $3.8 million primarily due to additional personnel and a $0.3 million decrease in the capitalization of software development expenses as compared to the prior year. As a percentage of revenue, product development expenses for the hardlines and lumber division were 4% and 3% for the year ended September 30, 1999 and 1998, respectively. Corporate product development expense associated with the development of internet related products and services was $1.1 million, an increase of $0.7 million over the prior year.

General and administrative expense for the year ended September 30, 1999 were $40.3 million compared to $37.6 million, an increase of $2.7 million, or 7%. As a percentage of revenues, general and administrative expense was 17% for the years ended September 30, 1999 and 1998. The increase in general and administrative expenses was primarily due to additional personnel and professional services to address year 2000 issues with internal systems, telecommunications expenses, and integration of the various administrative systems of the Company.

Interest expense for the year ended September 30, 1999 was $18.5 million compared to $15.9 million, an increase of $2.6 million, or 16%. The increase in interest expense is due to the increase in debt levels. Other income for the year ended September 30, 1999 was $0.2 million compared to $0.8 million, a decrease of $0.6 million compared to the prior year.

The Company recorded an income tax benefit attributable to continuing operations of $8.7 million and $11.1 million for the year ended September 30, 1998 and September 30, 1999, respectively. On February 10, 1998, the Company refinanced its existing debt resulting in an extraordinary charge of $3.0 million, net of a tax benefit of $2.0 million, due to the write-off of debt issuance costs associated with the original debt facilities. Such charge and the related tax benefit is included in the results of operations for the year ended September 30, 1998.

As a result of the above factors, the Company experienced a net loss of $37.0 million for the year ended September 30, 1999, compared to a net loss of $27.9 million for the year ended September 30, 1998, an increase in loss of $9.1 million or 33%.

Year Ended September 30, 1998 Compared to Ten Months Ended September 30, 1997

Revenues for the year ended September 30, 1998 were $227.2 million compared to $140.3 million for the ten months ended September 30, 1997, an increase of $86.9 million, or 62%. For the year ended September 30, 1998, revenues for the automotive division increased $49.5 million to $138.9 million as compared to the ten months ended September 30, 1997. For the year ended September 30, 1998, revenues for the hardlines and lumber division increased $37.4 million to $88.3 million as compared to the ten months ended September 30, 1997. The majority of this increase is attributable to the acquisition of Triad, which had total revenues $66.4 million for the five months prior to the acquisition in 1997. The ARISB Acquisition accounted for $7.3 million of the increase in the automotive division. The remaining increase for the automotive and hardlines divisions was due to increases in recurring customer services and information services revenues and the effect of the shorter comparison period in 1997.

Systems revenues for the year ended September 30, 1998, increased $24.8 million or 45% to $79.9 million as compared to the ten months ended September 30, 1997. Systems revenues for the automotive division for the year ended September 30, 1998 increased $11.2 million to $42.2 million as compared to the ten months ended September 30, 1997. Systems revenues for the hardlines division for the year ended September 30, 1998 increased $13.6 million to $37.8 million as compared to the ten months ended September 30, 1997. The increases in systems revenues are primarily due to the Triad Acquisition and the effect of the shorter comparison period in 1997. Triad had systems revenues of $21.1 million during the five months prior to the acquisition.

Revenues from customer support and information services which are recurring in nature increased $60.3 million or 76% to $140.0 million for the year ended September 30, 1998 as compared to the ten months ended September 30, 1997. Customer support and information services revenues for the automotive division for the year ended September 30, 1998 increased $37.4 million to $92.9 million as compared to the ten months ended September 30, 1997. Customer support and information services revenues for the hardlines division for the year ended September 30, 1998 increased $23.0 million to $47.1 million as compared to the ten months ended September 30, 1997. The majority of this increase is due to the acquisition of Triad, which had customer support services and information services revenues of $43.1 million for the five months prior to the acquisition in 1997. Additionally, the ARISB Acquisition accounted for $7.3 million of the increase in the automotive division. The remaining increase in revenues primarily was due to the shorter comparison period in 1997 and increases in hardlines customer support services and information services revenues. The increase in customer support services revenues was driven by systems sales to new customers, and the increase in information services revenues was driven by increases in sales of point-of-sale information within the hardlines industry.

Revenues from financing activities increased $1.7 million to $7.3 million for the year ended September 30, 1998 as compared to the ten months ended September 30, 1997. Finance revenues for the automotive division for the year ended September 30, 1998 increased $0.9 million to $3.9 million as compared to the ten months ended September 30, 1997. Finance revenues for the hardlines division for the year ended September 30, 1998 increased $0.9 million to $3.4 million as compared to the ten months ended September 30, 1997. This increase is primarily a result of the financing activities acquired in the Triad Acquisition being included for the entire twelve month period ending September 30, 1998 versus seven months in the previous year.

Cost of revenues were $143.5 million for the year ended September 30, 1998 compared to $84.5 million for the ten months ended September 30, 1997, an increase of $59.0 million, or 70%. Cost of revenues for the automotive division for the year ended September 30, 1998 increased $31.9 million to $85.1 million as compared to the ten months ended September 30, 1997. Cost of revenues for the hardlines division for the year ended September 30, 1998 increased $27.1 million to $58.5 million as compared to the ten months ended September 30, 1997. The majority of the increase was due to the acquisitions of Triad and ARISB, the shorter comparison period for 1997, and increased revenues. Triad had cost of revenues of $38.3 million for the five months prior to the acquisition in 1997. Additionally, the additional five months of amortization of intangible assets acquired in the Triad Acquisition and revalued through purchase accounting increased cost of revenues by $6.3 million for the year ended September 30, 1998. The ARISB Acquisition accounted for $5.4 million of the increase in cost of revenues for the automotive division.

Cost of systems revenues for the year ended September 30, 1998 increased $19.1 million to $54.3 million as compared to the ten months ended September 30, 1997. Cost of systems revenues for the automotive division for the year ended September 30, 1998 increased $7.8 million to $27.2 million as compared to the ten months ended September 30, 1997. Cost of systems revenues for the hardlines division for the year ended September 30, 1998 increased $11.3 million to $27.1 million as compared to the ten months ended September 30, 1997. The majority of the increase was due to the Triad Acquisition and associated purchase accounting and the shorter comparison period for 1997. Triad had cost of systems revenues of $12.0 million during the five months prior to the acquisition, and the additional five months of amortization of developed software acquired in the Triad Acquisition and revalued through purchase accounting increased costs by $5.1 million for the year ended September 30, 1998.

Cost of revenues for services and finance for the year ended September 30, 1998 increased $39.9 million to $89.2 million as compared to the ten months ended September 30, 1997. Cost of revenues for services and finance for the automotive division for the year ended September 30, 1998 increased $24.1 million to $57.9 million as compared to the ten months ended September 30, 1997. Cost of revenues for services and finance for the hardlines division for the year ended September 30, 1998 increased $15.8 million to $31.3 million as compared to the ten months ended September 30, 1997. The acquisitions of Triad and ARISB and the shorter comparison period for 1997 accounted for the majority of the increase. Triad had cost of revenues for services and finance of $26.4 million for the five months prior to the acquisition in 1997. The additional five months of amortization of intangible assets acquired during the Triad Acquisition and revalued through purchase accounting entries increased costs by $1.2 million for the year ended September 30, 1998. The ARISB Acquisition also increased cost of services revenues by $5.4 million.

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

Operating expenses for the year ended September 30, 1998 were $102.2 million, an increase of $19.2 million over the ten months ended September 30, 1997. This increase primarily is related to the Triad Acquisition. Triad had operating expenses of $27.7 million for the five months prior to acquisition, and the additional five months of amortization of intangible assets acquired and revalued in the Triad Acquisition increased operating expenses by $5.9 million. The operating expenses for the ten months ended September 30, 1998 include $23.1 million write-off of purchased in-process research and development acquired during the Triad Acquisition. Product development expense associated with the creation of internet related products and services was $0.4 million for the year ended September 30, 1998.

Sales and marketing expenses for the year ended September 30, 1998 increased $21.0 million to $49.2 million as compared to the ten months ended September 30, 1998, primarily due to the Triad Acquisition and the shorter comparison period. Triad had sales and marketing expenses of $18.8 million for the five months prior to the acquisition in 1997. Sales and marketing expense for the automotive division for the year ended September 30, 1998 increased $12.1 million to $26.2 million as compared to the ten months ended September 30, 1997. Sales and marketing expense for the hardlines division for the year ended September 30, 1998 increased $8.9 million to $23.0 million as compared to the ten months ended September 30, 1997.

Product development expenses for the year ended September 30, 1998 increased $3.5 million to $15.4 million as compared to the ten months ended September 30, 1998, primarily due to the Triad Acquisition and the shorter comparison period. Triad had product development expenses of $4.1 million for the five months prior to the acquisition in 1997. Product development expense for the automotive division for the year ended September 30, 1998 increased $2.1 million to $12.1 million as compared to the ten months ended September 30, 1997. Product development expense for the hardlines division for the year ended September 30, 1998 increased $1.0 million to $2.9 million as compared to the ten months ended September 30, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had $181.8 million in outstanding indebtedness, a decrease of $1.5 million from September 30, 1998. The Company's outstanding indebtedness under its Restated Senior Credit Facilities at September 30, 1999 included $21.7 million borrowed on the Company's $50.0 million senior secured revolving credit facility and $60.0 million of senior secured term loans. Remaining debt consists of $100.0 million of subordinated notes, due in 2008, bearing interest at 9%. Total annual interest expense, based on current debt levels is estimated to be $16.5 million. During fiscal year 1999, the Company completed two financings:

         (i) On February 12, 1999, the Company amended its existing $100 million senior secured credit facilities by adding a new $30 million senior secured term loan B and prepaying $20 million of the Company's existing $50 million senior secured term loan
                  A. The Company also paid approximately $8.1 million of the amounts outstanding under its existing senior secured revolving credit facility. After giving effect to the amendment, the Company has $110 million of senior secured credit facilities, consisting of the $30 million term loan B, the remaining $30 million term loan A and the existing $50 million revolving credit facility.

         (ii) On May 27, 1999, Holding sold $25 million of Class A Common Stock to two existing stockholders that are Hicks Muse affiliates and contributed the net proceeds of $23.9 million to CCI as equity.

Repayment of the $60.0 million term loan facility begins on December 31, 1999 at a beginning rate of $1.6 million per quarter. All borrowings under the senior secured credit facilities, including the revolving credit facility, are scheduled to be repaid by March 31, 2004. A portion of the Company's debt bears interest at floating rates; therefore, its financial condition is and will be affected by changes in prevailing rates.

In addition to servicing its debt obligations, the Company requires substantial liquidity for capital expenditures and working capital needs. The Company requires working capital as it funds its customer leasing operations and then periodically liquidates its lease portfolio through discounting arrangements with banks and lending institutions. For the year ended September 30, 1999, the Company's capital expenditures were $22.1 million, which includes $12.7 million for capitalized computer software costs and databases. Additionally, the Company is obligated to a minimum annual commitment to $1.0 million through 2011 for a software license which allows the Company to sublicense software to customers in the automotive industry.

The Company's Restated Senior Credit Facilities impose certain restrictions on the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. The Company must also meet certain tests relating to financial amounts and ratios defined in the Restated Senior Credit Facilities. Because the Company expected it would not be in compliance with the amounts and ratios as defined in the Restated Senior Credit Facilities and measured quarterly as of December 31, 1999, on December 21, 1999, the Company amended its Restated Senior Credit Facilities to reset and reduce specified financial amounts and ratios for the fiscal year 2000.

The Company believes that, with the actions taken in 1999, cash flows from operations, together with the amounts available under the Company's Restated Senior Credit Facilities, should be sufficient to fund its working capital and debt service requirements (including the funding of the customer leasing operations) through the next fiscal year. The Company's ability to meet its working capital and debt service requirements, however, is subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. If the Company is not able to meet such requirements, it may be required to seek additional financing. There can be no assurance that the Company will be able to obtain financing from other sources on terms acceptable to the Company, if at all.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

The Company has been working for over three years to prepare its customers and itself for the Year 2000. The efforts have been organized into two areas of focus: customer products and internal systems. With respect to customer products, initially, each of the product development groups responsible for the Company's customer products were responsible for making their products ready for the Year 2000 as part of their on-going product development tasks, including third-party systems imbedded in the Company's products.

With respect to internal systems, the Company's Chief Information Officer was responsible for ascertaining the readiness of both internal systems and key external systems relied upon by the Company for communication, operation, and operation. This task was undertaken in conjunction with efforts to consolidate internal systems as a result of the Triad Acquisition.

In fiscal 1999, a Y2K Project Management Office ("PMO") was established to centralize planning, communication, and coordination with respect to the Year 2000. The PMO established a consistent definition of "Y2K Ready," reviewed and assessed the activities that had already been undertaken by the Company, tested the results of the various customer product development groups, assessed the risk of failures in the Year 2000 effort, and coordinated the development of contingency plans for each of the product groups and the Company as a whole.

The Company has completed an assessment of the Year 2000 status of products that it sells or has installed for customers. The Company believes that its current products are Year 2000 Ready. Certain older products that the Company is no longer marketing were determined not to be upgradeable for Year 2000 issues, due either to third-party software vendor constraints or hardware incompatibility. This affects a small number of the Company's customers. The customers were notified of the situation in writing during 1998 and have been given an opportunity to convert to newer Year 2000 Ready products.

While there can be no assurance, based on currently available information the Company does not believe that the Year 2000 issue as it relates to the Company's products will have a material adverse impact on the Company's business, financial condition, or results of operations. The most likely worst case scenario will be a higher than anticipated call volumes to the Company's Advice Lines. These Advice Lines support the Company's customers by answering questions about products sold by the Company, sending software updates, and assisting with customer problems. These higher call volumes may arise from unforeseen problems with the Company's products and by previous customers calling to sign up for software support because of Year 2000 concerns. The Company has formulated detailed contingency plans for each Advice Line. These contingency plans include increasing the number of Advice Line personnel by temporarily shifting from other positions in the Company those personnel capable of taking customer calls. The Company has also reviewed its procedures for reinstating customers who are not currently signed up for software support.

The Company also has completed its assessment of its internal systems and has modified or replaced significant portions of its software and hardware so that its internal computer systems will function properly with respect to dates in the Year 2000 and thereafter. The Company has also communicated with its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. Some third party software vendors notified the Company that their products will not be compliant. In those cases, the Company purchased new versions of software or hardware or replaced the third-party software or hardware completely. The Company is utilizing internal resources to reprogram or replace and test the systems for Year 2000 modifications.

The Company believes that the Year 2000 issue will not pose significant operational problems for its internal computer systems, and believes that cost related to this issue will not be material in relation to the Company's operations and historical capital spending levels. The most likely worst case scenario will be some aspect of an internal system that was missed during the Company's Year 2000 testing. This testing was extensive and included rolling mission critical systems forward in time past Year 2000 critical dates. The Company believes any functionality that may have been missed will not be critical to the operation of the Company. Contingency plans have been developed to deal with such problems. These plans include the Information Technology staff commencing testing Internal Systems shortly after the start of the New Year. The Information Technology staff has also maximized its available staff to perform this testing and quickly address any issues that may arise.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

At September 30, 1999, approximately $82.0 million of the Company's long-term debt, specifically, borrowings outstanding under its Restated Senior Credit Facilities, bears interest at variable rates. Accordingly, the Company's net loss and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the 1999 average interest rate under these borrowings, it is estimated that the Company's 1999 interest expense would have changed by $1.6 million, resulting in a change in the Company's 1999 net loss. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

At September 30, 1999, the Company had $100 million of outstanding Notes. The Notes bear interest at a fixed rate of nine percent and are not subject to changes in interest rates.

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

The Company monitors its foreign currency exposure and, from time to time, will attempt to reduce its exposure through hedging. At September 30, 1999, the Company had no foreign currency contracts outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements



Cooperative Computing Holding Company, Inc.
Audited Consolidated Financial Statements

   Report of Ernst & Young LLP, Independent Auditor.....................................................21
   Consolidated Balance Sheets as of September 30, 1998 and 1999........................................22
   Consolidated Statements of Operations for the ten-month period ended
     September 30, 1997 and the years ended September 30, 1998 and 1999.................................23
   Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the
     ten-month period ended September 30, 1997 and the years ended September 30,
     1998 and 1999......................................................................................24
   Consolidated Statements of Cash Flows for the ten-month period ended
     September 30, 1997 and the years ended September 30, 1998 and 1999.................................25
   Notes to Consolidated Financial Statements...........................................................26

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors
Cooperative Computing Holding Company, Inc.


We have audited the accompanying consolidated balance sheets of Cooperative Computing Holding Company, Inc. as of September 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the ten-month period ended September 30, 1997 and each of the two years ended September 30, 1998 and 1999. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooperative Computing Holding Company, Inc. at September 30, 1998 and 1999, and the consolidated results of its operations and its cash flows the ten-month period ended September 30, 1997 and each of the two years ended September 30, 1998 and 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        /s/ ERNST & YOUNG LLP

Austin, Texas
December 17, 1999

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)

                                                                                      SEPTEMBER 30,
                                                                                  1998             1999
                                                                               ----------    ----------
                                  ASSETS
Current assets:
   Cash and cash equivalents                                                   $    1,159    $       --
   Trade accounts receivable, net                                                  37,774        43,977
   Inventories                                                                      6,005         9,095
   Investment in leases                                                             2,792         4,832
   Deferred income taxes                                                            1,818         6,608
   Prepaid expenses and other current assets                                        7,742         6,201
                                                                               ----------    ----------
Total current assets                                                               57,290        70,713

Service parts                                                                       3,605         3,664
Property and equipment                                                             12,528        11,686
Long-term investment in leases                                                     14,771        15,383
Capitalized computer software costs                                                25,174        15,435
Databases                                                                          16,824        13,820
Deferred financing costs                                                            6,310         7,274
Other intangibles                                                                 153,689       137,187
Other assets                                                                       10,658        11,641
                                                                               ----------    ----------
Total assets                                                                   $  300,849    $  286,803
                                                                               ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                            $   16,249    $   17,679
   Payroll related accruals                                                         9,362        11,110
   Deferred revenue                                                                 6,269        10,551
   Current portion of long-term debt                                                6,229         6,540
   Accrued expenses and other current liabilities                                  13,080        12,687
                                                                               ----------    ----------
Total current liabilities                                                          51,189        58,567

Long-term debt                                                                    177,089       175,308
Deferred income taxes                                                              37,487        30,182
Other liabilities                                                                   9,721        10,279
                                                                               ----------    ----------
Total liabilities                                                                 275,486       274,336

Redeemable Convertible Class A Common Stock, including $3,020 in accretion
                                                                                       --        26,961

Stockholders' equity:
   Common Stock:
     Par value $0.000125; authorized 50,000,000; issued and
      outstanding 35,220,000                                                            4             4
   Additional paid-in capital                                                      88,994        88,994
   Retained deficit                                                               (63,635)     (103,492)
                                                                               ----------    ----------
Total stockholders' equity (deficit)                                               25,363       (14,494)
                                                                               ----------    ----------
Total liabilities and stockholders' equity (deficit)                           $  300,849    $  286,803
                                                                               ==========    ==========

                             See accompanying notes.

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (amounts in thousands)

                                                            TEN-MONTH
                                                              PERIOD
                                                              ENDED       YEAR ENDED    YEAR ENDED
                                                            SEPTEMBER     SEPTEMBER     SEPTEMBER
                                                             30, 1997      30, 1998      30, 1999
                                                            ----------    ----------    ----------
Revenues:
   Systems                                                  $   55,085    $   79,928    $   87,425
   Customer support and information services                    79,654       139,990       148,991
   Finance                                                       5,577         7,303         4,703
                                                            ----------    ----------    ----------
Total revenues                                                 140,316       227,221       241,119

Cost of revenues:
   Systems                                                      35,169        54,315        58,696
   Services and finance                                         49,295        89,201        93,967
                                                            ----------    ----------    ----------
Total cost of revenues                                          84,464       143,516       152,663
                                                            ----------    ----------    ----------

Gross margin                                                    55,852        83,705        88,456

Operating expenses:
   Sales and marketing                                          28,161        49,196        63,005
   Product development                                          11,890        15,401        14,962
   General and administrative                                   19,929        37,643        40,298
   Write off of in-process research and development             23,100            --            --
                                                            ----------    ----------    ----------
Total operating expenses                                        83,080       102,240       118,265
                                                            ----------    ----------    ----------
Operating loss                                                 (27,228)      (18,535)      (29,809)
Interest expense                                                (8,403)      (15,868)      (18,512)
Other income, net                                                  443           766           175
                                                            ----------    ----------    ----------
Loss before income taxes and extraordinary charge              (35,188)      (33,637)      (48,146)
Income tax benefit:
   Nonrecurring charge for termination of Subchapter S
     election                                                   (2,382)           --            --
   C Corporation benefit                                         3,383         8,731        11,120
                                                            ----------    ----------    ----------
Total income tax benefit                                         1,001         8,731        11,120
                                                            ----------    ----------    ----------
Loss before extraordinary charge                               (34,187)      (24,906)      (37,026)
Extraordinary charge, net of income tax benefit of $1,969           --         3,017            --
                                                            ----------    ----------    ----------
Net loss                                                       (34,187)      (27,923)      (37,026)
Accretion of redeemable convertible stock                           --            --         3,020
                                                            ----------    ----------    ----------
Net loss attributable to common stock                       $  (34,187)   $  (27,923)   $  (40,046)
                                                            ==========    ==========    ==========
Comprehensive income (loss):
   Net loss                                                 $  (34,187)   $  (27,923)   $  (37,026)
   Foreign currency translation adjustment                         123          (413)          189
                                                            ----------    ----------    ----------
   Comprehensive loss                                       $  (34,064)   $  (28,336)   $  (36,837)
                                                            ==========    ==========    ==========

Unaudited pro forma information:
   Historical income (loss) before provision for income
     taxes                                                  $  (35,188)
   Pro forma provision for income taxes                          2,392
   Pro forma net income (loss)                              $  (32,796)


                             See accompanying notes.

                  COOPERATIVE COMPUTING HOLDING COMPANY, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   (amounts in thousands, except share data)



                                                               Common Stock
                                          -------------------------------------------------------------------
                                          Cooperative Computing                                 Canadian
                                          Holding Company, Inc.        Applied Data            Aftermarket
                                                                     Specialties, Inc.         Network, Inc.
                                          -------------------------------------------------------------------
                                             Shares     Amount       Shares    Amount        Shares    Amount
                                          ---------------------------------------------------------------------
Balance, December 1, 1996                  16,000,000   $    2        1,000    $    1         1,000    $    1
   Shareholder distributions                       --       --           --        --            --        --
   Merger of Applied Data
    Specialties, Inc. and
    Canadian Aftermarket
    Network, Inc. into
    Cooperative Computing                          --       --       (1,000)       (1)       (1,000)       (1)
    Holding Company
   Issuance of Common Stock                19,220,000        2           --        --            --        --
   Common Stock issuance costs                     --       --           --        --            --        --
   Foreign currency translation
    adjustments                                    --       --           --        --            --        --
   Net loss                                        --       --           --        --            --        --
                                           ----------   ------       ------    ------        ------    ------
Balance, September 30, 1997                35,220,000        4           --        --            --        --
   Foreign currency translation
    adjustments, cumulative loss
    of $290                                        --       --           --        --            --        --
   Net loss                                        --       --           --        --            --        --
                                           ----------   ------       ------    ------        ------    ------
Balance, September 30, 1998                35,220,000        4           --        --            --        --
   Foreign currency translation
    adjustments, cumulative loss
    of $101                                        --       --           --        --            --        --
   Accretion on Class A Common
    Stock                                          --       --           --        --            --        --
   Net loss                                        --       --           --        --            --        --
                                           ----------   ------       ------    ------        ------    ------
Balance, September 30, 1999                35,220,000   $    4           --    $   --            --    $   --
                                           ==========   ======       ======    ======        ======    ======





                                           Additional       Retained        Total
                                             Paid-in        Earnings    Stockholders'
                                             Capital       (Deficit)   Equity (Deficit)
                                          ---------------------------------------------
Balance, December 1, 1996                   $      249    $    4,974    $    5,227
   Shareholder distributions                        --        (6,209)       (6,209)
   Merger of Applied Data
    Specialties, Inc. and
    Canadian Aftermarket
    Network, Inc. into
    Cooperative Computing                            2            --            --
    Holding Company
   Issuance of Common Stock                     96,098            --        96,100
   Common Stock issuance costs                  (7,355)           --        (7,355)
   Foreign currency translation
    adjustments                                     --           123           123
   Net loss                                         --       (34,187)      (34,187)
                                            ----------    ----------    ----------
Balance, September 30, 1997                     88,994       (35,299)       53,699
   Foreign currency translation
    adjustments, cumulative loss
    of $290                                         --          (413)         (413)
   Net loss                                         --       (27,923)      (27,923)
                                            ----------    ----------    ----------
Balance, September 30, 1998                     88,994       (63,635)       25,363
   Foreign currency translation
    adjustments, cumulative loss
    of $101                                         --           189           189
   Accretion on Class A Common
    Stock                                           --        (3,020)       (3,020)
   Net loss                                         --       (37,026)      (37,026)
                                            ----------    ----------    ----------
Balance, September 30, 1999                 $   88,994    $ (103,492)   $  (14,494)
                                            ==========    ==========    ==========

                             See accompanying notes.

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)


                                                                       TEN-MONTH PERIOD
                                                                            ENDED            YEAR ENDED          YEAR ENDED
                                                                        SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                                             1997               1998                1999
                                                                      -----------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                               $     (34,187)   $     (27,923)        $     (37,026)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation                                                               4,585            8,337                 9,445
    Amortization                                                              24,758           43,622                43,683
    Write-off of in-process research and development                          23,100               --                    --
    Extraordinary loss from early extinguishment of debt, net
     of income tax benefit                                                        --            3,017                    --
    Other, net                                                                   118            1,385                   648
    Changes in assets and liabilities, net of effects of
     businesses acquired:
       Trade accounts receivable                                             (11,231)         (10,856)               (6,203)
       Inventories                                                             2,547           (1,974)               (3,482)
       Investment in leases                                                    7,401           (1,616)               (2,652)
       Deferred income taxes                                                  (4,710)          (9,231)              (12,095)
       Prepaid expenses and other assets                                      10,697           (1,120)                   13
       Accounts payable                                                       (1,102)           6,367                 1,430
       Taxes payable                                                           1,803               --                    --
       Deferred revenue                                                        3,027            1,895                 4,280
       Accrued expenses and other liabilities                                 (1,773)          (9,600)                2,763
                                                                       -------------    -------------         -------------
Net cash provided by operating activities                                     25,033            2,303                   804

INVESTING ACTIVITIES
Acquisition of Triad, net of cash acquired                                  (179,893)              --                    --
Purchase of property and equipment                                            (3,347)          (6,754)               (5,760)
Capitalized computer software costs and databases                            (11,879)         (13,623)              (12,681)
Purchase of service parts                                                       (754)          (2,199)               (3,263)
Distributions received from partnerships                                         221               --                    24
Acquisition of businesses, net of cash acquired                                   --          (10,206)                 (375)
Other                                                                             --           (1,806)                 (387)
                                                                       -------------    -------------         -------------
Net cash used in investing activities                                       (195,652)         (34,588)              (22,442)

FINANCING ACTIVITIES
Issuance of Class A Common Stock                                                  --               --                25,000
Issuance of common stock                                                      96,100               --                    --
Stock issuance costs                                                          (7,355)              --                (1,059)
Proceeds from long-term debt                                                      --          100,000                    --
Proceeds from debt facility                                                  201,087          240,075               140,800
Payments on long-term debt facilities                                       (103,844)        (301,804)             (142,270)
Debt issuance costs                                                           (6,442)          (6,460)               (1,992)
Shareholder distributions                                                     (6,209)              --                    --
Advances from stockholders                                                     2,496               --                    --
Repayments of advances from stockholders                                      (7,585)              --                    --
                                                                       -------------    -------------         -------------
Net cash provided by financing activities                                    168,248           31,811                20,479

Decrease in cash and cash equivalents                                         (2,371)            (474)               (1,159)
Cash and cash equivalents, beginning of period                                 4,004            1,633                 1,159
                                                                       -------------    -------------         -------------
Cash and cash equivalents, end of period                               $       1,633    $       1,159         $          --
                                                                       =============    =============         =============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                           $       6,792    $      13,484         $      17,195
    Income taxes                                                       $         139    $         344         $       1,329
  Non cash financing activity:
    Accretion of Class A Common Stock                                  $          --    $          --         $       3,020


                             See accompanying notes.

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements for the periods ended September 30, 1998 and 1999 include the accounts of Cooperative Computing Holding Company, Inc. ("Holdings" or the "Company"), and its wholly owned subsidiary, Cooperative Computing, Inc., a Delaware corporation ("CCI"). Holdings has no assets or liabilities other than (1) its investment in its wholly owned subsidiary CCI and
(2) its Redeemable Convertible Class A Common Stock, the net proceeds of which were contributed in full to CCI (see Note 13); accordingly, these consolidated financial statements represent the operations of CCI and its subsidiaries. The consolidated financial statements for the period ended September 30, 1998 and 1999 include the accounts of Holdings, Holdings' wholly owned subsidiary CCI and the wholly owned subsidiaries of CCI, which include Triad Systems Financial Corporation, after elimination of intercompany accounts and transactions.

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

Also on February 27, 1997, Old CCI acquired substantially all of the outstanding shares of Triad Systems Corporation ("Triad"). Concurrently, CCI Acquisition Corporation, a wholly owned subsidiary of Old CCI, merged into Triad. Old CCI contributed its operating assets and liabilities to Triad, and the resulting company was renamed Cooperative Computing, Inc., a Delaware corporation, and Old CCI was renamed Cooperative Computing Holding Company, Inc. As a result of the significant impact of the Triad Acquisition, the debt restructuring in February 1998, the ARISB Acquisition (as defined in Note 2) and the change of the Company's fiscal year end from November 30 to September 30 in 1997, resulting in a ten-month fiscal year for 1997, the results of operations for fiscal 1997, 1998 and 1999 are not directly comparable.

DESCRIPTION OF BUSINESS

CCI is a leading provider of business and information management services to the automotive aftermarket and the hardlines and lumber industry. CCI produces and markets complex databases and software products, and designs, develops, manufactures, markets, services and leases computer systems. Development and assembly facilities are located in Austin, Texas; Livermore, California; Denver, Colorado and Newton, New Jersey. Principal markets are located in the United States, Canada, United Kingdom, Ireland and France.

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

INVESTMENT IN LEASES

At the inception of a lease, the gross lease receivable, the reserve for potential losses, the estimated residual value of the leased equipment and the unearned lease income are recorded. The unearned lease income represents the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment leased. Certain initial direct costs incurred in consummating the leases, included in the investment in leases, are amortized over the life of the lease. Lease receivables sold pursuant to agreements with banks or lending institutions that meet the sales criteria of Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities are removed from the balance sheet and the gains are reflected in operations.

During 1997, the Company adopted the requirements of SFAS No. 125, which applies to all transactions occurring subsequent to December 31, 1996. Accordingly, the Company modified several agreements to meet the new requirements to enable it to continue recognizing transfers of certain receivables to a special-purpose entity as sales. As a result, the impact of adoption on net loss in 1997 was immaterial.

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

DEFERRED FINANCING COSTS

Financing costs are deferred and amortized to interest expense using the interest method over the terms of the related debt. Amortization of such costs for the ten-month period ended September 30, 1997 and the years ended September 30, 1998 and 1999 totaled approximately $1,000,000, $946,000 and $1,024,000, respectively.

OTHER INTANGIBLES

Other intangibles consist of goodwill, trademarks and tradenames, assembled work force and favorable lease. Goodwill represents the excess of cost over the fair value of assets acquired and is amortized using the straight-line method over 15 years. Trademarks and tradenames are amortized over fifteen years, assembled workforce is amortized over four years and favorable lease was amortized over two years.

AMORTIZATION

Amortization of databases is included in services and finance cost of revenues and amortization of capitalized software is included in systems cost of revenues. Amortization of other intangibles is included in general and administrative expense.

LONG-LIVED ASSETS

The Company periodically reviews the carrying amounts of property, plant, and equipment, indentifiable intangible assets and excess of cost over fair value of net assets acquired both purchased in the normal course of business and acquired through acquisition to determine whether current events or circumstances, as defined in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, warrant adjustments to such carrying amounts by considering, among other things, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows. At this time, future cash inflows exceed future cash outflows; thus, no impairment loss has been recognized. Management reviews the valuation and amortization periods of excess of cost over fair value of net assets acquired on a periodic basis, taking into consideration any events or circumstances which might result in diminished fair value or revised useful life. No events or circumstances have occurred to warrant a diminished fair value or reduction in the useful life of excess of cost over fair value of net assets acquired.

REVENUE RECOGNITION

During 1999, the Company adopted Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. The impact of the adoption resulted in the deferral of $4.8 million in revenues and $3.4 million in cost of revenues, reducing gross profit by $1.4 million. Services revenue is recognized in the period that the services are performed. Systems revenue is recognized upon product shipment provided there are no remaining significant obligations and collection is probable. Finance revenue is recognized ratably over the lease term, except gains on sales of lease receivables, which are recognized at the time of the sale. For system contracts with significant modifications or implementation, revenue is recognized using the percentage of completion method.

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

In accordance with SFAS No. 109, Accounting for Income Taxes, deferred income taxes were provided for all temporary differences existing at the date of the Company's termination of its Subchapter S status. Deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income taxes are provided on the undistributed earnings of foreign subsidiaries that are not considered to be permanently reinvested.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximate fair value because of their short maturities. Lease receivables are stated at the present value using the internal rate of return which approximates fair value.

The Company's long-term debt consists of obligations with both variable and fixed interest rates. The carrying value of debt obligations with variable interest rates is considered to approximate fair value. The fair value of debt obligations with fixed interest rates is based on the market prices for such debt obligations. The fair value of total long-term debt at September 30, 1999 with a carrying value of $100 million is $60 million.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CERTAIN RISKS AND CONCENTRATIONS

The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. Most of the Company's customers are in the automotive aftermarket or the hardlines and lumber industry.

No customers accounted for more than 10% of the Company's revenues during the ten-month period ended September 30, 1997 or the years ended September 30, 1998 and 1999.

OFF BALANCE SHEET RISK

Pursuant to agreements with banks and lending institutions for the sale of lease receivables, the Company is contingently liable for losses in the event of lessee nonpayment up to stated recourse limits. At September 30, 1999, the contingent liability for all leases sold to date was $30,746,718.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of subsidiary operations denominated in foreign currencies are translated at the year-end rates of exchange and the income statements have been translated at the average rates of exchange for the year. Local currencies are considered to be the functional currencies.

COMPREHENSIVE INCOME

As of October 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however, the adoption of SFAS No. 130 had no significant impact on the Company's net loss or stockholder's equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholder's equity, to be included in comprehensive loss. During 1998 and 1999, total comprehensive loss was as follows (in thousands):

SEGMENT INFORMATION

In 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates internal organization that is used by management for making operating decision and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect operations or financial position but did affect the disclosure of segment information.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

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

The purchase price, including related acquisition costs, was allocated based on an independent valuation obtained by the Company to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values on the date of acquisition as follows (in thousands):

Tangible assets                                $    77,855
Favorable lease                                      3,864
Computer software costs                             38,700
Databases                                           15,900
Trademark and trade names                           22,100
Assembled workforce                                 11,700
In-process research and development                 23,100
Goodwill                                           132,093
                                               -----------
Total assets                                       325,312
Liabilities assumed                                142,597
                                               -----------
Net assets acquired                            $   182,715
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

The following summarized unaudited pro forma financial information assumes the acquisition of Triad had occurred on December 1, 1996. Included in the amounts for the ten months ended September 30, 1997 are the operations of Triad for the five months ended February 27, 1997. This pro forma information is not necessarily indicative of the results that would have occurred had the transaction been completed at the beginning of the period indicated, nor is it indicative of future operating results (in thousands):


                   TEN-MONTH
                  PERIOD ENDED
               SEPTEMBER 30, 1997
               ------------------
Revenues          $    206,748
Net loss          $    (41,201)

In March 1998, the Company closed on an asset purchase agreement with ADP Claims Solution Group, Inc. ("ADP") in which the Company agreed to purchase certain assets and assume certain liabilities of ADP's ARISB Business (the "ARISB Acquisition"). The purchase price ($9,000,000 in cash), related acquisition costs ($199,405), and liabilities assumed ($151,443) have been allocated to the tangible net assets acquired ($2,623,353) based on their respective fair values at the date of acquisition. The resulting excess purchase price ($6,727,000) was allocated to assembled network of Orion users ($4,278,000), purchased software ($1,833,000), trademarks and trade names ($323,000) and assembled workforce ($293,000). The acquired company is engaged in providing inventory and business management systems for the automotive recycling industry. The operating results of the acquired company are immaterial to the Company's consolidated financial statements.

NOTE 3. TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable at September 30, 1998 and 1999 include allowances for doubtful accounts of $6,101,000 and $9,626,000, respectively.

NOTE 4. SERVICE PARTS

Service parts consist of the following (in thousands):


                                             SEPTEMBER 30,
                                          1998            1999
                                      ------------    ------------
Service parts                         $     13,453    $     15,938
Less accumulated depreciation               (9,848)        (12,274)
                                      ------------    ------------
Total service parts                   $      3,605    $      3,664
                                      ============    ============

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):


                                                           SEPTEMBER 30,
                                                        1998          1999
                                                     ----------    ----------
Land                                                 $      138    $      138
Furniture and equipment                                  23,757        27,912
Buildings and leasehold improvements                      1,205         1,929
Less accumulated depreciation and amortization          (12,572)      (18,293)
                                                     ----------    ----------
Total property and equipment                         $   12,528    $   11,686
                                                     ==========    ==========

NOTE 6. INVESTMENT IN LEASES

The Company, through its wholly-owned finance subsidiary and special purpose entity, leases hardware and software products to customers under direct financing leases. Lease receivables are generally due in monthly installments over a period of up to five years. Investment in leases is calculated as follows (in thousands):


                                                        SEPTEMBER 30,
                                                    1998            1999
                                                ------------    ------------
Total minimum lease payments receivable         $     15,178    $     18,963
Allowance for doubtful accounts                         (720)         (1,975)
Initial direct costs                                     247             303
Estimated unguaranteed residual value                  1,072           1,337
                                                ------------    ------------
Gross investment in leases                            15,777          18,628
Unearned income                                       (4,263)         (5,085)
Leases pending acceptance                              6,049           6,672
                                                ------------    ------------
Total investment in leases                            17,563          20,215
Short-term investment in leases                       (2,792)         (4,832)
                                                ------------    ------------
Long-term investment in leases                  $     14,771    $     15,383
                                                ============    ============

A substantial portion of the lease receivables are sold prior to maturity. Accordingly, a schedule of maturities for the next five years is not indicative of future cash collections. Most of the Company's customers are in the automotive aftermarket and the hardlines and lumber industry.

NOTE 7. LEASE RECEIVABLES

Historically, the Company has sold lease receivables via lending agreements with banks and other financial institutions. At the time of sale, the Company records the newly-created servicing liabilities (lease servicing obligation and recourse obligation) at their estimated fair value. Gains resulting from the sale of lease receivables are reflected in finance revenue, and were $3,478,000, $4,318,000 and $2,197,000 in 1997, 1998 and 1999. The fair value of the lease servicing liability is based upon the present value of the costs required to continue to service the leases sold for the remainder of the lease term.

The lease financing agreements contain restrictive covenants which allow the Company to sell leases only while in compliance with such covenants. In the event of non-compliance, the banks and lending institutions could assume administrative control (servicing) of the lease portfolio and could prohibit further sales under the available credit facilities. During the period ended September 30, 1999, the Company was in compliance with the covenants.

Pursuant to the agreements, the Company is contingently liable for losses in the event of lessee nonpayment up to stated recourse limits (up to 10% of the aggregate initial proceeds adjusted for certain expenses and payments remitted on the leases) and full recourse on lease receivables discounted that did not meet the bank or lending institutions credit worthiness test. At September 30, 1999, the Company has $4,702,000 of lease receivables discounted that are subject to the full recourse provision. Proceeds, including discounting gains, from the sales of lease receivables were approximately $39 million, $44 million and $36 million in 1997, 1998 and 1999.

At September 30, 1999, the contingent liability for leases sold was $30,746,718. The Company provides for the fair value of the recourse obligation based upon an analysis that considers among other things: the credit worthiness of the lease receivable, the recourse provision the lease receivable is subject to, and the Company's historical experience which includes loss recoveries through resell of repossessed systems. The Company provides for the fair value of the lease servicing obligation based upon an analysis that considers, among other things: the quantity of sold leases that are being serviced, the time and cost associated with administration of leases, and the Company's historical experience relating to the length of time leases generally are outstanding.

Activity in the servicing liability accounts (recorded in other liabilities in the Company's balance sheet) is as follows (amounts in thousands):


                                                   LEASE SERVICING    RECOURSE
                                                     OBLIGATION      OBLIGATION
                                                   ---------------   ------------
Balance at December 1, 1996                          $         --    $         --
Liabilities assumed in acquisition of Triad                 2,246          11,271
Newly-created liabilities                                     663           2,838
Recoveries                                                     --             527
Charges and write-offs                                       (703)         (4,974)
                                                     ------------    ------------
Balance at September 30, 1997                               2,206           9,662
Newly-created liabilities                                     710           3,402
Recoveries                                                     --             818
Charges and write-offs                                     (1,135)         (8,435)
                                                     ------------    ------------
Balance at September 30, 1998                               1,781           5,447
Newly-created liabilities                                     935           9,355
Recoveries                                                     --             746
Charges and write-offs                                       (947)         (7,868)
                                                     ------------    ------------
Balance at September 30, 1999                        $      1,769    $      7,680
                                                     ============    ============

NOTE 8. CAPITALIZED COMPUTER SOFTWARE COSTS


                                             TEN-MONTH PERIOD     YEAR ENDED     YEAR ENDED
                                              ENDED SEPTEMBER    SEPTEMBER 30,  SEPTEMBER 30,
                                                  30, 1997           1998          1999
                                             ----------------   --------------  ------------
                                                           (amounts in thousands)
Beginning balance                               $         --    $     32,569    $     25,174
Acquisition of assets                                 38,700           1,833              --
Capitalized computer software costs                    1,427           5,020           5,361
Amortization of computer software costs               (7,558)        (14,248)        (15,100)
                                                ------------    ------------    ------------
Ending balance                                  $     32,569    $     25,174    $     15,435
                                                ============    ============    ============

NOTE 9. DATABASES


                                      TEN-MONTH PERIOD     YEAR ENDED     YEAR ENDED
                                       ENDED SEPTEMBER    SEPTEMBER 30,  SEPTEMBER 30,
                                           30, 1997           1998          1999
                                      ----------------   --------------  ------------
                                                    (amounts in thousands)
Beginning balance                     $      5,048       $     20,688    $     16,824
Acquisition of assets                       15,900                 --              --
Capitalized database costs                   7,052              8,603           7,320
Amortization of database costs              (7,312)           (12,467)        (10,324)
                                      ------------       ------------    ------------
Ending balance                        $     20,688       $     16,824    $     13,820
                                      ============       ============    ============

NOTE 10. OTHER INTANGIBLES

Activity in other intangibles during the ten-month period ended September 30, 1997 and the years ended September 30, 1998 and 1999 is as follows (amounts in thousands):


                                                                  TRADEMARKS       ASSEMBLED
                                                                   AND TRADE          WORK          FAVORABLE
                                                    GOODWILL         NAMES           FORCE            LEASE          TOTAL
                                                  ------------    ------------  ---------------  --------------  --------------
Balance at December 1, 1996                       $         --    $         --    $         --    $         --    $         --
Acquisition of assets                                  132,093          22,100          11,700           3,864         169,757
Amortization                                            (5,159)           (859)         (1,365)         (1,127)         (8,510)
                                                  ------------    ------------    ------------    ------------    ------------
Net balance at September 30, 1997                      126,934          21,241          10,335           2,737         161,247
Acquisition of assets                                    7,413             323             293              --           8,029
Amortization                                            (9,793)         (1,486)         (2,375)         (1,933)        (15,587)
                                                  ------------    ------------    ------------    ------------    ------------
Net balance at September 30, 1998                      124,554          20,078           8,253             804         153,689
Acquisition of assets                                      727              --              --              --             727
Adjustment of assets acquired from ADP                    (780)             --              --              --            (780)
Amortization                                           (10,769)         (1,494)         (3,382)           (804)        (16,449)
                                                  ------------    ------------    ------------    ------------    ------------
Net balance at September 30, 1999                 $    113,732    $     18,584    $      4,871    $         --    $    137,187
                                                  ============    ============    ============    ============    ============

NOTE 11. DEBT


                                         SEPTEMBER 30,
                                     1998            1999
                                 ------------    ------------
                                   (amounts in thousands)
Senior Subordinated Notes        $    100,000    $    100,000
Term Loan Facility                     50,000          60,000
Revolving Credit Facility              32,775          21,700
Other                                     543             148
                                 ------------    ------------
                                      183,318         181,848
Current portion                        (6,229)         (6,540)
                                 ============    ============
Long-term debt                   $    177,089    $    175,308
                                 ============    ============

Concurrently with the Triad Acquisition, and in order to refinance certain of Triad's indebtedness assumed in the acquisition, CCI entered into a credit agreement dated as of February 27, 1997 with a syndicate of various banks, insurance companies and other lenders, which includes a term loan facility and a revolving credit facility (collectively, the "Old Credit Facilities").

On February 10, 1998, CCI consummated a private placement offering (the "Offering") of $100 million of 9% Senior Subordinated Notes due 2008 (the "Old Notes"). The Old Notes were issued subject to an exchange and registration rights agreement, pursuant to which CCI filed a registration statement on April 4, 1998 and subsequently exchanged the Old Notes for identical registered 9% Senior Subordinated Notes due 2008 (the "New Notes" and, together with the Old Notes, the "Notes") of CCI.

Concurrently with the consummation of the Offering, CCI (i) amended and restated its Old Credit Facilities by entering into a new $50 million term loan facility and a new $50 million revolving credit facility (collectively, the "Restated Senior Credit Facilities") and (ii) used the net proceeds from the Offering and the Restated Senior Credit Facilities to repay the Old Credit Facilities. The refinancing of the debt resulted in an extraordinary loss of approximately $3.0 million, net of tax, as a result of the write-off of existing financing costs.

On February 12, 1999, CCI amended its existing $100 million senior secured credit facilities by adding a new $30 million senior secured term loan B and prepaying $20 million of CCI's existing $50 million senior secured term loan A. CCI also paid down approximately $8.1 million of the outstanding amounts under the existing $50 million senior secured revolving credit facility. After giving effect to the amendment, CCI now has $110 million in senior secured credit facilities, consisting of the new $30 million term loan B, the remaining $30 million term loan A and the existing $50 million revolving credit facility.

Interest on the Notes is payable semiannually on February 1 and August 1. The Notes are redeemable in whole or in part at the option of the Company on or after February 1, 2003 at the redemption prices (expressed as a percentage of the principal amount) of 104.5% in 2003, 103% in 2004, 101.5% in 2005 and 100%
in 2006 and thereafter. In addition, on or prior to February 1, 2002, CCI may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds of one or more private or public equity offerings at a redemption price equal to 109% of the principal amount to be redeemed, together with accrued and unpaid interest, if any, to the date of redemption, provided that at least 65% of the originally issued aggregate principal amount of the Notes remains outstanding after each such redemption. Upon the occurrence of a change of control, as defined by the Notes indenture, CCI will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, together with the accrued and unpaid interest, if any. In addition, if the change of control occurs prior to February 1, 2003, CCI will have the right to redeem the Notes at a price equal to 100% of the principal amount thereof plus a premium, as specified by the Notes indenture.

The amended term loan facility is payable in consecutive quarterly installments on the dates and in a principal amount equal to the amount set forth below, together with all accrued interest thereon:


                     QUARTERS ENDING            TRANCHE A QUARTERLY PRINCIPAL     TRANCHE B QUARTERLY PRINCIPAL
                                                           PAYABLE                           PAYABLE
     ----------------------------------------- --------------------------------- --------------------------------
     December 1999 through September 2000                 $1,500,000                          $100,000
     December 2000 through September 2001                  2,000,000                           100,000
     December 2001 through September 2002                  2,500,000                           100,000
     December 2002 through March 2003                      3,000,000                           100,000
     June 2003 through December 2003                               -                           100,000
     March 2004                                                    -                        28,300,000

The revolving credit facility, which includes revolving credit notes, swing line notes (maximum of $10 million), and letters of credit (maximum of $15 million), provides for maximum borrowings of $50 million. Principal amounts under the revolving credit facility are due on March 31, 2003.

The Restated Senior Credit Facilities bear interest at CCI's option either at
(i) a margin of 2% or 2.25% applied to the greater of lenders Prime Rate, the base CD rate plus 1% or the Federal Funds Rate plus 0.5% or (ii) the eurodollar rate plus 3% or 3.5%. The lower margins apply to Revolving Credit loans and Tranche A term loans. The higher margins apply to the Tranche B Term Loan. Lower margins may become available upon the attainment of certain financial ratios. Interest on base rate loans is payable quarterly, and interest on eurodollar loans is payable at the end of the applicable interest period or every three months in the case of interest periods in excess of three months. A commitment fee ranging from .375% to .5% per annum is charged on unused revolving loans and is payable quarterly in arrears. The commitment fee at September 30, 1999 was 0.5%.

In connection with the letters of credit, CCI is required to pay a letter of credit commission fee equal to 2.25% per annum on the amount of the letters of credit outstanding. Each letter of credit bears a fee equal to 2.25%. As of September 30, 1999, there was one letter of credit outstanding in the amount of $300,000.

Substantially all of the assets of the Company and its subsidiaries are pledged as collateral on the Restated Senior Credit Facilities. The New Notes are general, unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company.

The terms of the Restated Senior Credit Facilities restrict certain activities of the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. CCI must also meet certain tests relating to financial amounts and ratios defined in the agreement. As of September 30, 1999, CCI was in compliance with the financial amounts and ratios as defined in the agreement and measured quarterly.

Contractual maturities of debt, exclusive of interest, are as follows (in thousands):


          2000                                    $    6,540
          2001                                         8,408
          2002                                        10,400
          2003                                        28,100
          2004                                        28,400
          Thereafter                                 100,000

NOTE 12. INCOME TAXES

From commencement through February 27, 1997, the Company and its affiliates had elected to be treated as S Corporations under Subchapter S of the Internal Revenue Code of 1986, as amended. As such, federal income taxes were the responsibility of the individual stockholders.

Concurrent with the Triad Systems Corporation acquisition on February 27, 1997, the Company's Subchapter S status was terminated and the Company became subject to federal income taxes. Additionally, the Company was required to change its method of accounting from the cash basis to the accrual basis for income tax reporting purposes.

The estimated tax effect of recording deferred taxes upon the termination of the Company's Subchapter S status was $2,382,000.

The pro forma disclosures on the statements of operations reflect adjustments to record a benefit for income taxes as if the Company had not been an S Corporation. The pro forma benefit for income taxes attributable to continuing operations is $2,392,000 for the ten-month period ended September 30, 1997.

Significant components of the income tax benefit attributable to continuing operations are as follows (in thousands):


                          TEN-MONTH PERIOD
                                ENDED        YEAR ENDED      YEAR ENDED
                            SEPTEMBER 30,   SEPTEMBER 30   SEPTEMBER 30,
                                1997            1998           1999
                          ----------------  ------------    ------------
Current:
   Federal                  $     (1,531)   $         --    $       (150)
   State                            (374)           (200)           (375)
   Foreign                          (247)           (300)           (450)
                            ------------    ------------    ------------
Total current                     (2,152)           (500)           (975)

Deferred:
   Federal                         2,765           8,157          10,630
   State                             344           1,074           1,465
   Foreign                            44              --              --
                            ------------    ------------    ------------
Total deferred                     3,153           9,231          12,095
                            ============    ============    ============
Income Tax Benefit          $      1,001    $      8,731    $     11,120
                            ============    ============    ============

A reconciliation between loss before income taxes and extraordinary charge at the U.S. statutory rate and the benefit for income taxes is as follows (in thousands):


                                    HISTORICAL          PRO FORMA         HISTORICAL          HISTORICAL
                                ------------------   ---------------    --------------     ----------------
                                 TEN-MONTH PERIOD       TEN-MONTH
                                      ENDED           PERIOD ENDED        YEAR ENDED          YEAR ENDED
                                   SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,       SEPTEMBER 30,
                                ------------------   ---------------    --------------     ----------------
                                       1997                1997              1998                1999
                                ------------------   ---------------    --------------     ----------------
Income tax benefit at U.S.
   statutory income tax rate         $ 12,191          $ 12,191           $ 11,773            $ 16,851
State taxes, net of U.S.
   income tax benefit                     375               265              1,048               1,307
Permanent differences,
   primarily goodwill                  (2,008)           (2,043)            (3,361)             (6,293)
Write-off in-process research
   and development                     (8,085)           (8,085)                --                  --
Nonrecurring charge due to
   subchapter S termination            (2,382)               --                 --                  --
S-Corp. income not subject to
   tax                                    844                --                 --                  --
Foreign losses not benefited               --                --                 --                (293)
Tax credits and other                      66                64               (729)               (452)
                                     ========          ========           ========            ========
Income tax benefit
                                     $  1,001          $  2,392           $  8,731            $ 11,120
                                     ========          ========           ========            ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows (in thousands):


                                                     SEPTEMBER 30,
                                                  1998        1999
                                                --------    --------
Deferred tax assets:
   Inventory and sales return reserves          $  3,584    $  5,398
   Accrued expenses                                5,059       4,927
   Deferred income                                 2,352       4,061
   Tax carryforwards                              14,846      10,054
   Depreciation                                    6,643       7,262
   Other                                             105         108
                                                --------    --------
Total deferred tax assets                         32,589      31,810

Deferred tax liabilities:
  Direct financing leases                        (41,938)    (38,005)
  Fixed and intangible assets                    (25,044)    (16,925)
  Accrual to cash adjustment                        (653)         --
  Other                                             (623)       (454)
                                                --------    --------
Total deferred tax liabilities                   (68,258)    (55,384)
                                                --------    --------
Net deferred tax liabilities                    $(35,669)   $(23,574)
                                                ========    ========

Deferred taxes are included in the balance sheets of the Company as follows (in thousands):


                                                        SEPTEMBER 30,
                                                    1998            1999
                                                ------------    ------------
Net current deferred tax asset                  $      1,818    $      6,608
Net noncurrent deferred tax liabilities              (37,487)        (30,182)
                                                ------------    ------------
Net deferred tax liabilities                    $    (35,669)   $    (23,574)
                                                ============    ============

Upon the consummation of the Triad Acquisition on February 27, 1997, the Company recorded a net deferred tax liability of approximately $48,350,000 due to differences between book and tax basis of acquired assets and assumed liabilities.

As of September 30, 1999, the Company had federal net operating loss carryforwards of approximately $12,667,000. The net operating loss carryforwards will begin to expire in 2012 if not utilized. At September 30, 1999, the Company had business tax credit carryforwards of $1,670,000, and alternative minimum tax credit carryforwards of approximately $3,926,000. The business tax credit carryforwards expire from 2000 through 2010 if not utilized and the alternative minimum tax credits carryforward indefinitely. Utilization of the net operating losses and tax credit carryforwards may be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 as amended. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

Substantially all of the Company's operating income was generated from domestic operations during 1999. The Company has not provided for United States income taxes on the earnings of certain foreign subsidiaries that are considered invested indefinitely outside the United States. The cumulative earnings of the foreign subsidiaries that are considered permanently invested outside the United States amounted to $773,000 at September 30, 1999.

The U.S. Internal Revenue Service has selected the Company's 1996 federal income tax return for examination. Management believes that the results of the examination will not materially effect the financial position or results of operations of the Company.

NOTE 13. REDEEMABLE CONVERTIBLE CLASS A COMMON STOCK

On May 27, 1999, Holdings issued 25,000,000 shares of its Class A Common Stock, par value $.000125 per share (the "Class A Common Stock"), for net proceeds of $23.9 million, which were contributed to CCI and used primarily to pay amounts outstanding under CCI's senior secured revolving credit facility. Two of Holdings' existing shareholders purchased all of the Class A Common Stock. The purchasers were Holding's majority shareholder, Hicks, Muse, Tate & Furst Equity Fund III, L.P. ("Hicks Muse"), and one of Hicks Muse's affiliates. Another Hicks Muse affiliate received a $1 million financial advisory fee in connection with the transaction.

The Class A Common Stock is senior to Holdings' existing common stock upon liquidation, but votes with the existing common stock as a class. Upon dissolution of Holdings, holders of Class A Common Stock are to receive the Stated Value (as hereinafter defined) of their shares before any distribution to common stockholders. Once the holders of Class A Common Stock receive the Stated Value, the remaining assets are distributed among the common stockholders pro rata. The "Stated Value" of a share of Class A Common Stock is $1.00, plus notional interest of 35% per annum, accrued daily and compounded annually. As long as the Class A Common Stock is outstanding, there may be no dividends, stock splits, or other distributions declared or paid on Holdings' common stock, as well as no redemptions or other repurchases.

Each holder of Class A Common Stock may put any of its shares to Holdings, and Holdings may redeem shares of Class A Common Stock at any time for the Stated Value of those shares, subject to certain conditions, including the ability of the Company to make advances to Holdings for such purpose. It is not anticipated that CCI will be able to advance to Holdings funds to redeem the Class A Common Stock under the current terms of CCI's senior secured credit facilities.

NOTE 14. COMMON STOCK OPTION PLAN

During 1998, the Company adopted the Cooperative Computing Holding Company, Inc. 1998 Stock Option Plan. The Plan provides for the grant of incentive and non-qualified stock options to employees and key individuals associated with the Company. The option price may not be less than the fair market value at the date of grant as set by the Company's Board of Directors from time to time. Options vest in varying amounts over a six year period and expire ten years from the date of the grant. Information on stock option activity is as follows:


                                                         NUMBER OF SHARES     WEIGHTED AVERAGE
                                                                              EXERCISE PRICE
                                                         ----------------     ----------------
Total options outstanding at September 30, 1997                   --              $       --
    Options granted                                        3,239,650                    5.00
    Options forfeited                                             --                      --
    Options exercised                                             --                      --
                                                           ---------              ----------
Total options outstanding at September 30, 1998            3,239,650                    5.00

    Options granted                                          931,200                    5.00

    Options forfeited                                       (905,050)                   5.00

    Options exercised                                             --                      --
                                                           ---------              ----------
Total options outstanding at September 30, 1999            3,265,800              $     5.00
                                                           =========              ==========




The following is a summary of options outstanding and exercisable as of September 30, 1999:


                                   NUMBER OF      WEIGHTED-AVERAGE                        NUMBER OF     WEIGHTED-AVERAGE
                                 SHARES SUBJECT      REMAINING     WEIGHTED-AVERAGE    SHARES SUBJECT      REMAINING
                                   TO OPTIONS       CONTRACTUAL      EXERCISE            TO OPTIONS       CONTRACTUAL
                                  OUTSTANDING     LIFE (IN YEARS)      PRICE             EXERCISABLE    LIFE (IN YEARS)
       RANGE OF                   -----------     ---------------  ----------------      -----------    ---------------
       EXERCISE PRICES
           $5.00                    3,265,800          8.9             $5.00               234,495             8.5


The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net loss is required by SFAS No. 123, Accounting for Stock Based Compensation, which also requires the information be determined as if the Company has accounted for its employee stock options granted under the fair value method prescribed by SFAS 123. The fair value of these options was estimated at the date of grant using the minimum value option pricing model with the following assumptions for the year ended September 30, 1999:


                                                YEAR ENDED SEPTEMBER 30,
                                                   1998         1999
                                                ----------    ---------
Risk-free interest rate                                  6%       6%
Weighted-average expected life of the options       5 years  5 years
Dividend rate                                            0%       0%
Assumed volatility                                       0%       0%

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                    YEAR ENDED SEPTEMBER 30,
                                                     1998              1999
                                                ---------------    --------------
Pro forma stock-based compensation expense      $     202,000      $     474,000
Pro forma net loss                                (28,048,000)       (37,334,000)

The weighted average fair value of options granted during the year ended September 30, 1999 was $1.30.

NOTE 15. STOCKHOLDERS' EQUITY (DEFICIT)

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

RESERVED SHARES OF COMMON STOCK

At September 30, 1999, the Company had reserved 5,050,000 shares of its Common Stock for issuance under the Company's 1998 Stock Option Plan. At September 30, 1999, another 20,000 shares of its Common Stock were reserved for exercise of a warrant.

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

The Plan provides for contributions by the Company as determined annually by the Board of Directors. The Company matches 50% of the first 6% of compensation contributed by each employee and the deferred amount cannot exceed 25% of the annual aggregate salaries of those employees eligible for participation. Highly compensated executive participants are limited to a maximum of 10%. Contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants and amounted to $772,000, $1,663,000 and $1,613,000 in 1997, 1998 and 1999,
respectively.

NOTE 17. COMMITMENTS AND CONTINGENCIES

GUARANTEES

The Company has guaranteed various debt obligations under agreements with certain affiliated companies. At September 30, 1999, these guarantees totaled $1,944,000. No material loss is anticipated by reason of such agreements and guarantees.

OPERATING LEASES

The Company rents office facilities and certain office equipment under non-cancelable operating lease agreements. Certain lease agreements contain renewal options and rate adjustments. The Company has leased office space from a company owned by two of the Company's stockholders. Rental payments are $45,000 per month and this lease expires in May 2002. Rental expense related to all operating leases was $3,779,000, $7,889,000 and $8,161,000 in 1997, 1998 and
1999, respectively. Future minimum rental commitments under all non-cancelable operating leases are as follows:

2000                              $7,638,000
2001                               6,902,000
2002                               4,519,000
2003                               2,488,000
2004                               2,184,000
Thereafter                         3,360,000

LEGAL MATTERS

The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the resolution of these matters will not have a material adverse effect on the Company's results of operations or financial position.

NOTE 18. RELATED PARTY TRANSACTIONS

On February 27, 1997, the Company entered into a Financial Advisory Agreement with an affiliate, the majority shareholder of the Company. The Company paid to the affiliate approximately $4.9 million during fiscal 1997 for services rendered in connection with the sale of the Company's Common Stock. The Financial Advisory Agreement requires that the Company pay the affiliate additional fees equal to 1.5% of the Transaction Value, as defined, whenever the Company participates in an Add-on Transaction, as defined. In fiscal 1998, in connection with the ARISB Acquisition the Company paid a fee of $135,000 for services provided under the agreement.

Additionally, the Company entered into a ten-year Monitoring and Oversight Agreement with the affiliate, pursuant to which the Company will pay the affiliate an annual fee of no less than $350,000 for services provided to the Company. The fee is due in quarterly installments, and upon the acquisition of another business by the Company, the minimum fee is increased by an amount equal to 0.2% of the consolidated annual net sales of the acquired entity for the trailing twelve-month period. During fiscal 1997 the Company prepaid the annual fee and is amortizing the amount over the service period. Amounts paid in fiscal 1998 and 1999 were $408,898 and $299,236, respectively.

The Company's principal executive offices are leased from a corporation which is wholly owned by two stockholders of the Company. The rental payments for such facility were $450,000, $540,000 and $540,000 in fiscal 1997, 1998 and 1999, respectively.

The Company leases an airplane for general corporate use from a corporation which is wholly owned by a stockholder. Lease payments totaled $466,000, $465,430 and $475,514 in fiscal 1997, 1998 and 1999, respectively. Subsequent to September 30, 1999, the Company terminated such lease.

NOTE 19. SEGMENT REPORTING

As described in Note 1, in fiscal year 1999, the Company adopted SFAS No. 131, which requires disclosure of business segment data in accordance with the management approach. The management approach is based on the way segments are organized within the Company for making operating decisions and assessing performance. The Company's business operations are organized into two divisions, automotive and hardlines and lumber, as shown below. Additionally, a breakdown by geographic area of total revenues and total assets is disclosed. The Americas geographic area covers the U.S. and Canada. The Europe geographic area covers United Kingdom, Ireland and France.



                                                                                 YEAR ENDED SEPTEMBER 30,
                                                                    --------------------------------------------
                                                                        1997            1998            1999
                                                                    ------------    ------------    ------------
Systems revenues:
   Automotive                                                       $     30,918    $     42,168    $     49,726
   Hardlines and lumber                                                   24,167          37,760          37,699
                                                                    ------------    ------------    ------------
Total systems revenues                                                    55,085          79,928          87,425

Customer support and information services revenues:
   Automotive                                                             55,549          92,908          98,000
   Hardlines and lumber                                                   24,105          47,082          50,991
                                                                    ------------    ------------    ------------
Total customer support and information services revenues                  79,654         139,990         148,991

Finance revenues:
   Automotive                                                              3,010           3,860           2,310
   Hardlines and lumber                                                    2,567           3,443           2,393
                                                                    ------------    ------------    ------------
Total finance revenues:                                                    5,577           7,303           4,703

Systems costs of revenues:
   Automotive                                                             19,371          27,181          31,539
   Hardlines and lumber                                                   15,798          27,134          27,157
                                                                    ------------    ------------    ------------
Total systems cost of revenues:                                           35,169          54,315          58,696

Services and finance cost of revenues:
   Automotive                                                             33,777          57,871          60,781
   Hardlines and lumber                                                   15,518          31,330          33,186
                                                                    ------------    ------------    ------------
Total services and finance cost of revenues                               49,295          89,201          93,967

Sales and marketing:
   Automotive                                                             14,131          26,239          34,565
   Hardlines and lumber                                                   14,030          22,957          28,440
                                                                    ------------    ------------    ------------
Total sales and marketing                                                 28,161          49,196          63,005

Product development:
   Automotive                                                              9,980          12,120          10,018
   Hardlines and lumber                                                    1,910           2,883           3,800
   Corporate                                                                  --             398           1,144
                                                                    ------------    ------------    ------------
Total product development                                                 11,890          15,401          14,962

General and administrative                                                19,929          37,643          40,298
Write-off of in-process research and development                          23,100              --              --
Interest expense                                                          (8,403)        (15,868)        (18,512)
Other income, net                                                            443             766             175

                                                                    ------------    ------------    ------------
Loss before income taxes and extraordinary charge                   $    (35,188)   $    (33,637)   $    (48,146)
                                                                    ============    ============    ============

Revenues:
   Americas                                                         $    133,159    $    220,071    $    235,059
   Europe                                                                  7,157           7,150           6,060
                                                                    ------------    ------------    ------------
Total revenues                                                      $    140,316    $    227,221    $    241,119
                                                                    ============    ============    ============

Assets:
   Americas                                                         $    304,777    $    294,284    $    282,829
   Europe                                                                  3,163           6,565           3,974
                                                                    ------------    ------------    ------------
Total assets                                                        $    307,940    $    300,849    $    286,803
                                                                    ============    ============    ============

NOTE 20. UNAUDITED QUARTERLY RESULTS

The Company's quarterly results for 1997, 1998 and 1999 are presented below. The quarterly results for the ten-month period ended September 30, 1997 have been modified to include twelve months of operations to conform to the corresponding quarters in the years ended September 30, 1998 and 1999.


                                                 1ST QUARTER     2ND QUARTER     3RD QUARTER       4TH QUARTER
                                              -------------------------------------------------------------------
1999
Total Revenues                                  $     55,748    $     58,558    $     62,193    $     64,620
Gross margin                                          20,503          20,536          24,131          23,286
Net loss                                              (7,038)         (7,424)         (6,352)        (16,212)(2)

1998

Total Revenues                                  $     51,915    $     52,499    $     59,250    $     63,557
Gross margin                                          20,300          18,687          21,854          22,864
Loss before extraordinary charge (1)                  (6,790)         (6,327)         (6,157)         (5,632)
Net loss                                              (6,790)         (9,344)         (6,157)         (5,632)

1997

Total Revenues                                  $      9,453    $     27,805    $     51,876    $     57,947
Gross margin                                           5,374          12,983          19,740          22,008
Net income (loss)                                      2,771         (23,935)         (5,357)         (4,959)

(1) See Note 11 for discussion concerning the extraordinary loss recorded in the second quarter.
(2) In the fourth quarter of 1999, the Company recorded additional bad debt reserves of approximately $7.5 million due to a change in the Company's method of analyzing its allowance for receivables and investments in leases.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below are the names, ages and positions of the respective directors and executive officers of the Company and Holding as of December 29, 1999. All directors hold office until the next annual meeting of stockholders of the Company or Holding, as the case may be, and until their successors are duly elected and qualified. Please refer to "Certain Relationships and Related Transactions--Stockholder Agreement" for information concerning certain agreements relating to the election of directors of the Company. All officers hold office until the next annual meeting of directors of the Company or Holding, as the case may be, and until their successors are duly elected and qualified.


      NAME               AGE               POSITION
----------------        ------  ----------------------------------------------------------
Glenn E. Staats           55    Chairman of the Board and Chief Executive Officer of
                                  Holding and the Company
Preston W. Staats         57    Vice Chairman of the Board of Holding and the Company
Michael A. Aviles         39    President and Chief Operating Officer of Holding and the
                                  Company
Edgar M. Frandle          59    Chief Information Officer of the Company
Paul D. Stone             38    Senior Vice President and Chief Administrative Officer of
                                  Holding and the Company
Thomas O. Hicks           53    Director of Holding and the Company
Jack D. Furst             40    Director of Holding and the Company
Joe Colonnetta            38    Director of Holding and the Company
A. Laurence Jones         46    Director of Holding and the Company
James R. Porter           63    Director of the Company


Mr. Glenn Staats founded Old CCI in 1976 and has been Chief Executive Officer and a director of the Company since February 1997. Mr. Staats also served as President of the Company from February 1997 until June 1999, at which time he became Chairman of the Board. Mr. Staats has a Ph.D. in Engineering from the University of Texas at Austin. Prior to founding Old CCI, Mr. Staats was a Director of Graduate Studies in the College of Engineering at the University of Missouri - Columbia. Mr. Staats is the brother of Preston W. Staats.

Mr. Preston Staats joined the Company in 1977 and has been Vice Chairman of the Board since June 1999 and a director of the Company since February 1997. Mr. Staats also served as Executive Vice President and Chief Operating Officer from February 1997 until June 1999. Mr. Staats has a Ph.D. in Electrical Engineering from Rice University in Houston, Texas. Prior to joining the Company, Mr. Staats was a Nuclear Submarine Officer in the U.S. Navy and a private sector business consultant. Mr. Staats is the brother of Glenn E. Staats.

Mr. Aviles joined the Company as President and Chief Operating Officer in June 1999. Prior to joining the Company, Mr. Aviles served as President and CEO of Foster Grant Group, a marketer and distributor of consumer eyewear. Mr. Aviles also served as Vice President, General Manager, of FOOTACTION USA, an athletic specialty retailer, and as a Senior Manager with KPMG Peat Marwick. Mr. Aviles has an M.B.A. from Stanford University, a B.B.A. from Pace University and is a Certified Public Accountant in the State of New York.

Mr. Frandle has been Chief Information Officer of the Company since February 1998. Prior to joining the Company, Mr. Frandle served as Vice President of Information Technology of AmeriData Corp., a value added computer reseller, from December 1992 to

November 1995 and as Vice President of Information Technology of OutBoard Marine Corporation from November 1995 to January 1997. Mr. Frandle has both a B.A. and M.B.A. from Minnesota Metropolitan State University.

Mr. Stone joined the Company as Senior Vice President and Chief Administrative Officer in October 1999. Prior to joining the Company, Mr. Stone served as Chief Financial Officer and Executive Vice President of Capstar Broadcasting from January 1997 to September 1999. Prior to joining Capstar Broadcasting, he was an Executive Vice President and the Chief Financial Officer of GulfStar Communications, Inc. from April 1996 until January 1997. Prior to January 1997, Mr. Stone was Vice President and Controller of Hicks Muse for six years. He is a Certified Public Accountant.

Mr. Hicks has been a director of Holdings and the Company since February 1997. Mr. Hicks has been Chairman and Chief Executive Officer of Hicks Muse since co-founding the firm in 1989. Prior to forming Hicks Muse, Mr. Hicks co-founded Hicks & Haas Incorporated in 1983 and served as its Co-Chairman and Co-Chief Executive Officer through 1989. Mr. Hicks also serves as a director of several portfolio companies in which Hicks Muse has invested, including CEI Citicorp Holdings, S.A., AMFM Inc., Home Interiors & Gifts, Inc., International Home Foods, Inc., LIN Television Corp., Olympus Real Estate Corporation, Teligent, Inc., Triton Energy Limited, Viasystems Group Inc. and Sybron International Corporation. Mr. Hicks is also the Chairman of the Board and owner of the Dallas Stars Hockey Club, a member of the National Hockey League, and the Texas Rangers baseball team, a member of Major League Baseball.

Mr. Furst has been a director of Holdings and the Company since February 1997. Mr. Furst has served as a Partner and Principal of Hicks Muse since 1989, the year in which it was formed. Mr. Furst has approximately 20 years of experience in leveraged acquisitions and private investments. Mr. Furst is involved in all aspects of Hicks Muse's business and has been actively involved in originating, structuring and monitoring its investments. Prior to joining Hicks Muse, Mr. Furst served as a Vice President and subsequently a Partner of Hicks & Haas from 1987 to 1989. From 1984 to 1986, Mr. Furst was a Merger and Acquisitions/Corporate Finance Specialist for The First Boston Corporation in New York. Before joining First Boston, Mr. Furst was a Financial Consultant at PricewaterhouseCoopers. Mr. Furst serves on the Boards of Directors of American Tower Corporation, Triton Energy Limited, Home Interiors & Gifts, Inc., Hedstrom Holdings, Inc., International Wire Holding Company, LLS Corp. and Viasystems Group, Inc.

Mr. Colonnetta has been a director of Holdings and the Company since June 1999. Mr. Colonnetta has served as a Principal of Hicks Muse since January 1999. From 1995 to 1998, Mr. Colonnetta served as a Managing Principal of a management affiliate of Hicks Muse. From 1994 to 1995, Mr. Colonnetta was an Operating Partner and Chief Executive Officer of Triangle FoodService and StarMark Foods. From 1989 to 1994, Mr. Colonnetta was the Chief Financial Officer of TRC, a company specializing in repositioning and growing food-related companies. Mr. Colonnetta is also a director of Home Interiors & Gifts, Inc., Regal Cinemas, Inc. and The Grand Union Company.

Mr. Jones has been a director of Holding and the Company since July 1997. He is currently President and Chief Executive Officer of MessageMedia, Inc. From January 1998 until February 1999 Mr. Jones served as an Operating Affiliate of McCown DeLeeuw & Co. From August 1993 to August 1997, Mr. Jones served as the President and Chief Executive Officer of Neodata Services Inc., a provider of marketing services. Prior to his employment by Neodata Services Inc., Mr. Jones served as Chief Executive Officer of GovPX, a provider of U.S. Treasury data and pricing services from 1991 to August 1993. Mr. Jones has an M.B.A. from Boston College. He also serves as Chairman of the Board of SARCOM Inc., and as a director of Exabyte, Inc. and RSP/EMS Manufacturing.

Mr. Porter has served as a director of the Company since September 1985. In February 1998, Mr. Porter retired as an employee of the Company and is no longer involved in the day-to-day management of the Company. He served as President and Chief Executive Officer of Triad from September 1985 to February 1997. Mr. Porter also serves as a director of Silicon Valley Bank, FirstWave Technologies, Inc., Cardone Industries, Inc. and Cellular Technical Services.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the cash and noncash compensation earned by the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company and Holding during the fiscal years ended September 30, 1997, 1998 and 1999. The Chief Executive Officer and such executive officers are collectively referred to as the "Named Executive Officers."

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM
                                                                                            COMPENSATION
                                                                                            ------------
                                                                ANNUAL COMPENSATION          SECURITIES             ALL
                                                   FISCAL     -------------------------      UNDERLYING            OTHER
  NAME AND PRINCIPAL POSITION                     YEAR(1)     SALARY ($)     BONUS ($)       OPTIONS(2)     COMPENSATION ($)(3)
-----------------------------------------------   -------    -----------    ----------     -------------   --------------------
  Glenn E. Staats...........................        1999       342,441        80,855(5)            --                  --
    President and Chief Executive Officer           1998       321,532        58,777(5)            --                  --
    of Holding and the Company (4)                  1997       172,820         4,666(6)            --           5,330,924(7)

  Preston W. Staats.........................        1999       231,409        55,599(9)            --                  --
    Executive Vice President and Chief Operating    1998       217,279        40,630(9)            --                  --
    Officer of Holding and the Company (8)          1997       138,240         4,750(6)            --             877,697(7)

  Matthew Hale..............................        1999       176,419        43,100(11)           --                  --
    Vice President of Finance and Chief             1998       165,639        40,376(11)      220,000                  --
    Financial Officer of Holding
    and the Company (10)                            1997       129,520        38,562(11)           --                  --

  Edgar M. Frandle..........................        1999       172,478        41,195(12)           --              84,822(13)
    Chief Information Officer                       1998       103,385        56,350(12)       60,000                  --
                                                    1997            --            --               --                  --

  Phillip L. Waters.........................        1999       150,479        37,203(15)            -                  --
    Vice President of Administration                1998       143,700        36,158(15)      145,000                  --
    of the Company (14)                             1997       111,800         6,700(15)           --                  --

-----------------------

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

(4) Mr. Glenn E. Staats resigned as President of Holding and the Company in June 1999. Mr. Staats continues to serve as Chairman of the Board and Chief Executive Officer of Holding and the Company.

(5) Includes a 401(k) matching contribution of $3,000 and $3,089 for fiscal years 1999 and 1998, respectively.

(6)  Represents 401(k) matching contributions.

(7) Represents corporate distributions of Subchapter S Corporation taxable income.

(8) Mr. Preston W. Staats resigned as an Executive Vice President and as the Chief Operating Officer of Holding and the Company in June 1999. Mr. Staats continues to serve as Vice Chairman of the Board of Holding and the Company.

(9) Includes a 401(k) matching contribution of $3,000 for fiscal years 1999 and 1998, respectively.

(10) Through October 1999, Mr. Hale served as Vice President of Finance and Chief Financial Officer of Holding and the Company. Since October 1999, Mr. Hale has served as Vice President of Business Development of Holdings and the Company.

(11) Includes 401(k) matching contribution of $3,000, $4,188, and $3,562 for fiscal years 1999, 1998, and 1997, respectively

(12) Includes a 401(k) matching contribution of $3,000 for fiscal years 1999 and 1998, respectively.

(13) Represents relocation expenses.

(14) Mr. Waters resigned as Vice President of Administration of the Company in December 1999.

(15) Includes 401(k) matching contribution of $3,000, $4,188, and $4,200 for fiscal years 1999, 1998, and 1997, respectively.


EMPLOYMENT AGREEMENTS

Pursuant to an employment agreement with the Company, Michael A. Aviles is employed as the President and Chief Operating Officer of the Company for an initial term ending September 30, 2002 at an annual base compensation of $350,000, plus a quarterly bonus of $43,750. In addition, the agreement provides for a special cash incentive of $5 million, which can be earned during the initial term upon the achievement of certain economic milestones or upon a change of control of the Company. The agreement also requires the grant of a stock option to Mr. Aviles to purchase 500,000 shares of the common stock of Holding at an exercise price of $5.00 per share, which option vests in three equal annual installments commencing in June 2000 or upon the change of control of the Company.

Pursuant to an employment agreement with the Company, Paul D. Stone is employed as a Senior Vice President and the Chief Administrative Officer of the Company. The employment agreement is terminable by either the Company or Mr. Stone upon prior written notice to the other party. Pursuant to the agreement, Mr. Stone shall receive an annual base salary of $215,000 for the first year of his employment and $265,000 for each year thereafter, plus a performance-based quarterly bonus. In addition, the agreement requires the grant of a stock option to Mr. Stone to purchase 300,000 shares of the common stock of Holding at an exercise price of $5.00 per share, which option has not yet been granted.

The Stockholders Agreement (as defined in "Certain Relationships and Related Transactions--Stockholder Agreement") provides that Messrs. Glenn and Preston Staats, for a period of five years from the date of the Stockholders Agreement, shall diligently devote substantially all of their working time, attention and knowledge and skills solely to the business and interest of Holding and shall discharge the duties and assume the responsibilities assigned to each of them from time to time by the Chief Executive Officer and Board of Directors of Holding (or its Executive Committee, as the case may be). No other terms of their employment with Holding or the Company is set forth in the Stockholders Agreement.

Other than as described above, the Company does not currently have employment agreements or other binding employment arrangements with any Named Executive Officer.

1998 STOCK OPTION PLAN

The Plan

The Cooperative Computing Holding Company, Inc. 1998 Stock Option Plan, as amended (the "Plan"), pursuant to which options may be granted to key employees and eligible non-employees of Holding and its subsidiaries (including the Company) for the purchase of shares of Holding's common stock, par value $.000125 per share ("Holding Common Stock").

The employees and non-employees eligible for options under the Plan are those persons who the Board of Directors (or a committee thereof) (in either case, the "Committee") identifies as having a direct and significant effect on the performance or financial development of Holding and its subsidiaries. The Plan provides that, notwithstanding the foregoing, no grants of options may be made under the Plan to any officer or employee who received "founder's shares" or any officer or employee who is a member of Holding's Board of Directors. A total of 5,050,000 shares of Holding Common Stock are available in respect of options granted under the Plan, and the maximum number of shares that may be granted to any employee or eligible non-employee in respect of options granted under the Plan is 500,000. Generally, options granted under the Plan may not have a term in excess of ten years from the date the option is granted.

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

Option Grants

None of the Named Executive Officers were granted options during the 1999 fiscal year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Compensation decisions are made by the Board of Directors of the Company. Messrs. Glenn and Preston Staats served both as officers and directors of the Company during 1999. Messrs. Glenn and Preston Staats are expected to continue to serve in such capacities in 2000. Mr. Porter retired as an employee of the Company in February 1998 and no longer participates in the day-to-day management of the Company.

Directors who are officers, employees or otherwise an affiliate of Holding or the Company receive no compensation for their services as directors. Each director of Holding and the Company who is not also an officer, employee or an affiliate of Holding or the Company receives a fee of $3,000 for each meeting of the Board of Directors at which the director is present. Directors of Holding and the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof. Additionally, in consideration for his services as a director, in 1997, Holding issued to Mr. A. Laurence Jones a warrant to purchase 20,000 shares of Holding Common Stock at an exercise price of $5.00 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

All of the issued and outstanding shares of capital stock of the Company are held by Holding. The following table sets forth as of September 30, 1999, certain information regarding the beneficial ownership of the voting securities of Holding by each person who beneficially owns more than five percent of Holding Common Stock, and by the directors and certain executive officers of Holding and the Company, individually, and by the directors and executive officers of Holding and the Company as a group.


                                                       SHARES OF
                                                    HOLDING CLASS A                              SHARES OF
                                                     COMMON STOCK                           HOLDING COMMON STOCK
                                                    ----------------                    ---------------------------
                                                       NUMBER OF       PERCENT OF       NUMBER OF        PERCENT OF
NAME AND ADDRESS                                        SHARES           CLASS           SHARES            CLASS
--------------------------------------------------  -----------------  ----------       ---------        ----------
Hicks Muse Parties (1).........................        25,000,000        100%            19,200,000          54.5%
  c/o Hicks, Muse, Tate & Furst Incorporated
  200 Crescent Court, Suite 1600
  Dallas, Texas 75201
Glenn E. Staats................................                                          13,333,334          37.9%
Preston W. Staats..............................                                           2,666,666           7.6%
Thomas O. Hicks (1)............................        25,000,000        100%            19,200,000          54.5%
Jack D. Furst (1)..............................        25,000,000        100%            19,200,000          54.5%
Joe Colonnetta (1).............................        25,000,000        100%            19,200,000          54.5%
A. Laurence Jones..............................                                              40,000(2)           *
James R. Porter................................                                                  --            --
All executive officers and directors as a
  group (11 persons)...........................        25,000,000(1)     100%            35,282,500(1)(2)(3)  100%



----------------------------

*       Represents less than 1%.

(1) Includes (i) shares owned of record by Hicks, Muse, Tate & Furst Equity Fund III, L.P. ("Fund III"), of which the ultimate general partner is Hicks, Muse Fund III Incorporated, an affiliate of Hicks Muse, and (ii) shares owned of record by HM3 Coinvestors, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Fund III Incorporated. Thomas O. Hicks is a controlling stockholder of Hicks Muse and serves as Chairman of the Board, President, Chief Executive Officer and Secretary of Hicks Muse. Accordingly, Mr. Hicks may be deemed to be the beneficial owner of Holding Common Stock held by Fund III and HM3 Coinvestors, L.P. John R. Muse, Charles W. Tate, Jack D. Furst, Lawrence
        D. Stuart, Jr., Michael J. Levitt, David B. Deniger and Dan H. Blanks are principals and minority stockholders of Hicks Muse and as such may be deemed to share with Mr. Hicks the power to vote or dispose of Holding Common Stock held by Fund III and HM3 Coinvestors, L.P. Each of Messrs. Hicks, Muse, Tate, Furst, Stuart, Levitt, Deniger and Blanks disclaims the existence of a group and disclaims beneficial ownership of Holding Common Stock not respectively owned of record by him.

(2) Includes 20,000 shares of Holding Common Stock issuable to Mr. Jones upon the exercise of a currently exercisable warrant.

(3) Includes 42,500 shares of Holding Common Stock issuable to executive officers of the Company upon the exercise of currently exercisable stock options.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Monitoring and Oversight Agreement

In conjunction with the Triad Acquisition, Holding and the Company entered into a ten-year agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P., an affiliate of Hicks Muse ("Hicks Muse Partners"), pursuant to which Holding and the Company pay Hicks Muse Partners an annual fee payable quarterly for oversight and monitoring services to Holding and the Company. The annual fee is adjustable on January 1 of each calendar year to an amount equal to the (i) sum of (A) the fee in effect at the beginning of the immediately preceding calendar year plus (B) the aggregate amount of all Acquisition Increments (as defined) with respect to such immediately preceding calendar year, multiplied by (ii) the percentage increase in the Consumer Price Index during the immediately preceding calendar year, but in no event less than $350,000. Upon the acquisition by the Company or any of its subsidiaries of another entity or business, the fee is increased by an amount equal to 0.2% of the consolidated annual net sales of the acquired entity or business and its subsidiaries for the trailing twelve-month period (an "Acquisition Increment"). Thomas O. Hicks, Jack D. Furst and Joe Colonnetta, directors of Holding and the Company, are each principals of Hicks Muse Partners. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to Holding or the Company under the Monitoring and Oversight Agreement. In addition, Holding and the Company have agreed to indemnify Hicks Muse Partners, its affiliates and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages expenses, and fees and disbursement of counsel related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the Monitoring and Oversight Agreement and not resulting primarily from the bad faith, gross negligence or willful misconduct of Hicks Muse Partners. The Monitoring and Oversight Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The Company does not believe that the services that have been and will continue to be provided to Holding and the Company pursuant to the Monitoring and Oversight Agreement could otherwise be obtained by Holding and the Company without the addition of personnel or the engagement of outside professional advisors. In the Company's opinion, the fees provided for under the Monitoring and Oversight Agreement reasonably reflect the benefits received and to be received by Holding, the Company and their respective subsidiaries. In fiscal 1999, the Company paid Hicks Muse Partners a fee of $299,236 for services under the Monitoring and Oversight Agreement.

Financial Advisory Agreement

In conjunction with the Triad Acquisition, Holding and the Company entered into a ten-year agreement (the "Financial Advisory Agreement") pursuant to which Hicks Muse Partners receives a fee equal to 1.5% of the "Transaction Value" (as defined in the Financial Advisory Agreement) for each "Add-on Transaction" (as defined below) in which Holding or the Company is involved. The term "Transaction Value" means the total value of the Add-on Transaction, including, without limitation, the aggregate amount of the funds required to complete the Add-on Transaction, including the amount of any indebtedness, preferred stock or similar items assumed (or remaining outstanding). The term "Add-on Transaction" means any respective subsidiaries, and any other person or entity, excluding, however, any acquisition that does not involve the use of (or any waiver or consent under) any debt equity financing and in which neither Hicks Muse Partners nor any other person or entity provides financial advisory investment on banking or similar services. In addition, Holding and the Company, jointly and severally, have agreed to indemnify Hicks Muse Partners, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the Financial Advisory Agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of Hicks Muse Partners. The Financial Advisory Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The Company does not believe that the services that have been and will continue to be provided by Hicks Muse Partners pursuant to the Financial Advisory Agreement could otherwise be obtained by Holding and the Company without the addition of personnel or the engagement of outside professional advisors. In the Company's opinion, the fees provided for under the Financial Advisory Agreement reasonably reflect the benefits received and to be received by Holding and the Company. In fiscal 1999, the Company paid no fees to Hicks Muse Partners for services provided by Hicks Muse Partners under the Financial Advisory Agreement.

Issuance of Class A Common Stock

On May 27, 1999, Holding issued 25,000,000 shares of its Class A Common Stock, par value $.000125 per share (the "Class A Common Stock"), to Hicks, Muse, Tate & Furst Equity Fund III, L.P. and HM3 Coinvestors, L.P. for net proceeds of $23.9 million, which were contributed to the Company and used primarily to pay amounts outstanding under the Company's senior secured revolving credit facility. Hicks Muse Partners received a $1 million financial advisory fee in connection with the transaction.

The Class A Common Stock is senior to Holding's existing common stock upon liquidation, but votes with the existing common stock as a single class. Upon dissolution of Holding, holders of Class A Common Stock are to receive the Stated Value (as defined below) of their shares before any distribution to common stockholders. Once the holders of Class A Common Stock receive the Stated Value, the remaining assets are distributed among the common stockholders pro rata. The "Stated Value" of a share of Class A Common Stock is $1.00, plus notional interest of 35% per annum, accrued daily and compounded annually. As long as the Class A Common Stock is outstanding, there may be no dividends, stock splits, or other distributions declared or paid on Holding's common stock, as well as no redemptions or other repurchases.

Each holder of Class A Common Stock may put any of its shares to Holding, and Holding may redeem shares of Class A Common Stock at any time, for the Stated Value of those shares, subject to certain conditions, including the ability of the Company to make advances to Holding for such purpose. It is not anticipated that the Company will be able to advance to Holding funds to redeem the Class A Common Stock under the current terms of the Company's senior secured credit facilities.

Stockholders Agreement

Each holder of Holding Common Stock has entered into a stockholders agreement (the "Stockholders Agreement"). The Stockholders Agreement, among other things, grants preemptive rights and certain registration rights to the parties thereto and contains provisions requiring the parties thereto to sell their shares of Holding Common Stock in connection with certain sales of Holding Common Stock by the HMC Group (as defined therein) and granting the parties thereto the right to include a portion of their shares of Holding Common Stock in certain sales in which other holders may engage. All parties to the Stockholders Agreement agreed that (i) the HMC Group is entitled to designate four individuals to the Board of Directors of Holding and the Company so long as the HMC Group owns at least ten percent of the voting capital stock of Holding or one individual so long as the HMC Group owns at least five percent but less than ten percent of the voting capital stock of Holding; (ii) Messrs. Glenn and Preston Staats are entitled to designate two individuals to the Board of Directors of Holding and the Company so long as Messrs. Glenn and Preston Staats together own at least ten percent of the voting capital stock of Holding or one individual so long as Messrs. Glenn and Preston Staats together own at least five percent but less than ten percent of the voting capital stock of Holding; and (iii) any remaining positions on the Board of Directors of Holding and the Company would be independent directors mutually acceptable to Hicks Muse and the HMC Group, and Messrs. Glenn and Preston Staats. In addition, all parties to the Stockholders Agreement agreed to vote any shares that they may vote on any particular matter that comes before the Company's stockholders as a separate class or series, on such matter as holders of a majority of the outstanding shares of Holding Common Stock voted thereon.

Lease of Corporate Offices

The Company's principal executive offices are leased from a corporation that is wholly owned by Messrs. Glenn and Preston Staats. In fiscal 1999, the rental payments for such facility were $540,000.

Lease of Corporate Aircraft

The Company leased an airplane for general corporate use from a corporation that is wholly owned by Mr. Glenn Staats. Lease payments, which the Company believes reasonably reflect the benefits thereof, totaled $475,514 in fiscal 1999. Subsequent to September 30, 1999, the Company terminated such lease.

Related Officers

Sharon W. Staats, the wife of Mr. Preston Staats, served as Vice President of Special Projects during 1999, during which she earned compensation of $129,990. Effective September 30, 1999, Ms. Staats retired from the Company. Subsequent to September 30, 1999, Ms. Staats received final compensation of $127,578, including accrued vacation.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) (1) Financial Statements-- See index to Consolidated Financial Statements in Item 8 hereof.

        (2) Financial Statements Schedules -- See Schedule II - Valuation and Qualifying Accounts. All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

        (3)    Exhibits:

EXHIBIT
NO.
--------

2.1      --       Agreement and Plan of Merger, dated as of October 17, 1996, among Cooperative Computing, Inc., CCI Acquisition Corp. and
                  Triad Systems Corporation. (1)
2.2      --       First Amendment to Agreement and Plan of Merger, dated as of
                  January 15, 1997. (1)
2.3      --       Second Amendment to Agreement and Plan of Merger, dated as of
                  February 19, 1997. (1)
3.1      --       Restated Certificate of Incorporation of the Company. (1)
3.2      --       Certificate of Amendment of Certificate of Incorporation of
                  the Company. (1)
3.3      --       Amended and Restated Bylaws of the Company. (2)
4.1      --       Indenture, dated as of February 10, 1998, between the Company and Norwest Bank Minnesota, National Association. (1)
4.2      --       Form of Note. (1)
10.1     --       Credit Agreement, dated as of February 27, 1997, as amended and restated as of February 10, 1998, among the Company,
                  Holding, the several banks and other financial institutions parties thereto, and The Chase Manhattan Bank (the "Credit
                  Agreement"). (1)
10.2     --       First Amendment to the Credit Agreement, dated as of June 30,
                  1998. (3)
10.3     --       Second Amendment to the Credit Agreement, dated as of February
                  12, 1999. (4)
10.4     --       Third Amendment to the Credit Agreement, dated as of May 25,
                  1999. (5)
10.5     --       Fourth Amendment to the Credit Agreement, dated as of December
                  21, 1999.*
10.6     --       Guarantee and Collateral Agreement, dated as of February 27,
                  1997, as amended and restated as of February 6, 1998, made by the Company; Holding, and certain of their subsidiaries in favor of the Chase Manhattan Bank. (1)
10.7     --       Loan and Security Agreement, dated as of January 1, 1997,
                  between CCI/Triad Financial Holding Corporation and Heller
                  Financial, Inc. (1)
10.8     --       Amendment, dated March 31, 1999, among the Registrant, Triad
                  Systems Financial Corporation, CCI/Triad Financial Holding
                  Corporation, as Borrower, and Heller Financial Leasing, Inc.
                  (5)
10.9     --       Master Loan and Security Agreement, dated as of June 1, 1998, between CCI/Triad Financial Holding Corporation and
                  NationsCredit Commercial Corporation (the "NCC Agreement").*
10.10    --       Amendment No. 1 to the NCC Agreement, dated as of September
                  28, 1999.*
10.11    --       Loan and Security Agreement, dated as of January 1, 1997,
                  between CCI/Triad Financial Holding Corporation and Metlife
                  Capital Corporation. (1)
10.12    --       Loan and Security Agreement, dated as of March 1, 1997,
                  between CCI/Triad Financial Holding Corporation and Sanwa
                  Business Credit Corporation. (1)
10.13    --       Loan and Security Agreement, dated as of September 25, 1997, between Triad Systems Financial Corporation and Mellon U.S.
                  Leasing, A Division of Mellon Leasing Corporation. (1)
10.14    --       Purchase Agreement, dated as of February 1, 1999, between
                  Triad Systems Financial Corporation and Mellon US Leasing, A
                  Division of Mellon Leasing Corporation. (4)
10.15    --       Loan and Security Agreement, dated as of July 1, 1999, between
                  CCI/Triad Financial Holding Corporation and IFC Credit
                  Corporation.*
10.16    --       First Amendment to the IFC Agreement, dated as of September
                  23, 1999.*
10.17    --       Project Lease Agreement, dated as of August 1, 1988, between
                  3055 Triad Dr. Corp. and the Company. (1)
10.18    --       First Amendment to Project Lease Agreement, effective as of
                  February 26, 1997. (1)

10.19    --       Lease Agreement, dated as of January 11, 1992, by and between
                  Computerized Properties, Inc. and the Company. (1)
10.20    --       Agreement between the Industrial Development Authority and
                  Triad Systems Ireland Limited, Triad Systems Corporation and
                  Tridex Systems Limited. (1)
10.21    --       Supplemental Agreement between the Industrial Development
                  Authority and Triad Systems Ireland Limited, Triad Systems
                  Corporation and Tridex Systems Limited. (1)
10.22    --       Real Estate Distribution Agreement, dated February 26, 1997, among the Company, 3055 Triad Dr. Corp., 3055 Management
                  Corp., and Triad Park, LLC. (1)
10.23    --       Assignment and Assumption Agreement, dated February 27, 1997, between the Company and Triad Park, LLC. (1)
10.24    --       Assignment and Assumption Agreement, dated February 27, 1997, between the Company and Triad Park, LLC. (1)
10.25    --       Warrant of Cooperative Computing Holding Company, Inc., dated
                  September 10, 1997, issued to A. Laurence Jones. (1)
10.26    --       Stockholders Agreement, dated as of May 26, 1999, among the
                  Company, Holdings and the stockholders signatory thereto.*
10.27    --       Monitoring and Oversight Agreement, dated as of February 27,
                  1997, among Holding, the Company, and Hicks, Muse & Co.
                  Partners, L.P. (1)
10.28    --       Financial Advisory Agreement, dated as of February 27, 1997, among Holding, the Company, and Hicks, Muse & Co. Partners,
                  L.P. (1)
10.29    --       Asset Purchase Agreement, dated as of November 20, 1997,
                  between ADP Claims Solutions Group, Inc. and the Company,
                  dated as of November 20, 1997. (1)
10.30    --       Employment Agreement, dated as of June 14, 1999, between the
                  Company and Michael A. Aviles. (5)
10.31    --       Stock Option Agreement, dated June 14, 1999, between Holding and Michael A. Aviles.*
10.32    --       Employment Agreement, dated effective as of October 1, 1999, between the Company and Paul D. Stone.*
10.33    --       Cooperative Computing Holding Company, Inc. 1998 Stock Option
                  Plan, as amended. (5)
10.34    --       Form of Non-Qualified Stock Option Agreement for Eligible
                  Employees. (2)
21       --       List of Subsidiaries.*
27       --       Financial Data Schedule.*
-----------------

*    Filed herewith.

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-49389) filed on April 3, 1998.
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1998.
(3) Incorporated by reference to Pre-Effective Amendment No.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-49389) filed on July 8, 1998.
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1999.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1999.

(b)      Reports on Form 8-K.

         No Reports on Form 8-K have been filed during the three months ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December, 1999.

                                            COOPERATIVE COMPUTING, INC.

                                            By: /s/  PAUL D. STONE
                                               --------------------------------
                                               Paul D. Stone
                                               Senior Vice President and
                                               Chief Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            SIGNATURE                                    TITLE                        DATE
-------------------------------------        -----------------------------      -----------------
     /s/   MICHAEL A. AVILES                 President and Chief Operating      December 29, 1999
-------------------------------------        Officer (Principal
           Michael A. Aviles                 Executive Officer)

     /s/   PAUL D. STONE                     Senior Vice President and          December 29, 1999
-------------------------------------        Chief Administrative Officer
            Paul D. Stone                    (Principal Accounting and
                                             Financial Officer)

     /s/   GLENN E. STAATS                   Chairman of the Board and          December 29, 1999
-------------------------------------        Chief Executive Officer
           Glenn E. Staats                   and a Director



     /s/   PRESTON W. STAATS                 Vice Chairman of the Board         December 29, 1999
-------------------------------------        and a Director
           Preston W. Staats



     /s/   THOMAS O. HICKS                   Director                           December 29, 1999
-------------------------------------
           Thomas O. Hicks



     /s/   JACK D. FURST                     Director                           December 29, 1999
-------------------------------------
           Jack D. Furst



     /s/   JOE COLONNETTA                    Director                           December 29, 1999
-------------------------------------
           Joe Colonnetta


     /s/   A. LAURENCE JONES                 Director                           December 29, 1999
-------------------------------------
           A. Laurence Jones



     /s/   JAMES R. PORTER                   Director                           December 29, 1999
-------------------------------------
            James R. Porter

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                                                                    ADDITIONS
                                                     BALANCE AT     CHARGED TO                    BALANCE AT
                                                    BEGINNING OF    COSTS AND                       END OF
  DESCRIPTION                                          PERIOD        EXPENSES        DEDUCTIONS     PERIOD
                                                    ------------    ----------      -----------   -----------
                                                                          (in thousands)
TEN MONTHS ENDED SEPTEMBER 30, 1997:
Allowance for doubtful accounts and system
  returns                                            $     1,949   $     4,309(A)   $       790   $     5,468
Inventory valuation                                          148         1,970(B)            48         2,070
Allowance for losses in investment in leases                  --         3,089(C)         2,359           730
YEAR ENDED SEPTEMBER 30, 1998:
Allowance  for  doubtful accounts and system
returns                                                    5,468         6,599            5,966         6,101
Inventory valuation                                        2,070           561              647         1,984
Allowance for losses in investment in leases                 730         3,355            3,365           720
YEAR ENDED SEPTEMBER 30, 1999:
Allowance for doubtful accounts and system
  returns                                                  6,101         8,296            4,771         9,626
Inventory valuation                                        1,984           218              400         1,802
Allowance for losses in investment in                        720         3,825            2,570         1,975
  leases

---------------------

(A) Includes $1,875 balance transferred from the acquisition of Triad Systems Corporation.

(B) Includes $856 balance transferred from the acquisition of Triad Systems Corporation.

(C) Includes $222 balance transferred from the acquisition of Triad Systems Corporation.

                                  EXHIBIT INDEX


EXHIBIT
NO.                                DESCRIPTION
--------                           -----------
2.1      --       Agreement and Plan of Merger, dated as of October 17, 1996, among Cooperative Computing, Inc., CCI Acquisition Corp. and
                  Triad Systems Corporation. (1)
2.2      --       First Amendment to Agreement and Plan of Merger, dated as of
                  January 15, 1997. (1)
2.3      --       Second Amendment to Agreement and Plan of Merger, dated as of
                  February 19, 1997. (1)
3.1      --       Restated Certificate of Incorporation of the Company. (1)
3.2      --       Certificate of Amendment of Certificate of Incorporation of
                  the Company. (1)
3.3      --       Amended and Restated Bylaws of the Company. (2)
4.1      --       Indenture, dated as of February 10, 1998, between the Company and Norwest Bank Minnesota, National Association. (1)
4.2      --       Form of Note. (1)
10.1     --       Credit Agreement, dated as of February 27, 1997, as amended and restated as of February 10, 1998, among the Company,
                  Holding, the several banks and other financial institutions parties thereto, and The Chase Manhattan Bank (the "Credit
                  Agreement"). (1)
10.2     --       First Amendment to the Credit Agreement, dated as of June 30,
                  1998. (3)
10.3     --       Second Amendment to the Credit Agreement, dated as of February
                  12, 1999. (4)
10.4     --       Third Amendment to the Credit Agreement, dated as of May 25,
                  1999. (5)
10.5     --       Fourth Amendment to the Credit Agreement, dated as of December
                  21, 1999.*
10.6     --       Guarantee and Collateral Agreement, dated as of February 27,
                  1997, as amended and restated as of February 6, 1998, made by the Company; Holding, and certain of their subsidiaries in favor of the Chase Manhattan Bank. (1)
10.7     --       Loan and Security Agreement, dated as of January 1, 1997,
                  between CCI/Triad Financial Holding Corporation and Heller
                  Financial, Inc. (1)
10.8     --       Amendment, dated March 31, 1999, among the Registrant, Triad
                  Systems Financial Corporation, CCI/Triad Financial Holding
                  Corporation, as Borrower, and Heller Financial Leasing, Inc.
                  (5)
10.9     --       Master Loan and Security Agreement, dated as of June 1, 1998, between CCI/Triad Financial Holding Corporation and
                  NationsCredit Commercial Corporation (the "NCC Agreement").*
10.10    --       Amendment No. 1 to the NCC Agreement, dated as of September
                  28, 1999.*
10.11    --       Loan and Security Agreement, dated as of January 1, 1997,
                  between CCI/Triad Financial Holding Corporation and Metlife
                  Capital Corporation. (1)
10.12    --       Loan and Security Agreement, dated as of March 1, 1997,
                  between CCI/Triad Financial Holding Corporation and Sanwa
                  Business Credit Corporation. (1)
10.13    --       Loan and Security Agreement, dated as of September 25, 1997, between Triad Systems Financial Corporation and Mellon U.S.
                  Leasing, A Division of Mellon Leasing Corporation. (1)
10.14    --       Purchase Agreement, dated as of February 1, 1999, between
                  Triad Systems Financial Corporation and Mellon US Leasing, A
                  Division of Mellon Leasing Corporation. (4)
10.15    --       Loan and Security Agreement, dated as of July 1, 1999, between
                  CCI/Triad Financial Holding Corporation and IFC Credit
                  Corporation.*
10.16    --       First Amendment to the IFC Agreement, dated as of September
                  23, 1999.*
10.17    --       Project Lease Agreement, dated as of August 1, 1988, between
                  3055 Triad Dr. Corp. and the Company. (1)
10.18    --       First Amendment to Project Lease Agreement, effective as of
                  February 26, 1997. (1)



10.19    --       Lease Agreement, dated as of January 11, 1992, by and between
                  Computerized Properties, Inc. and the Company. (1)
10.20    --       Agreement between the Industrial Development Authority and
                  Triad Systems Ireland Limited, Triad Systems Corporation and
                  Tridex Systems Limited. (1)
10.21    --       Supplemental Agreement between the Industrial Development
                  Authority and Triad Systems Ireland Limited, Triad Systems
                  Corporation and Tridex Systems Limited. (1)
10.22    --       Real Estate Distribution Agreement, dated February 26, 1997, among the Company, 3055 Triad Dr. Corp., 3055 Management
                  Corp., and Triad Park, LLC. (1)
10.23    --       Assignment and Assumption Agreement, dated February 27, 1997, between the Company and Triad Park, LLC. (1)
10.24    --       Assignment and Assumption Agreement, dated February 27, 1997, between the Company and Triad Park, LLC. (1)
10.25    --       Warrant of Cooperative Computing Holding Company, Inc., dated
                  September 10, 1997, issued to A. Laurence Jones. (1)
10.26    --       Stockholders Agreement, dated as of May 26, 1999, among the
                  Company, Holdings and the stockholders signatory thereto.*
10.27    --       Monitoring and Oversight Agreement, dated as of February 27,
                  1997, among Holding, the Company, and Hicks, Muse & Co.
                  Partners, L.P. (1)
10.28    --       Financial Advisory Agreement, dated as of February 27, 1997, among Holding, the Company, and Hicks, Muse & Co. Partners,
                  L.P. (1)
10.29    --       Asset Purchase Agreement, dated as of November 20, 1997,
                  between ADP Claims Solutions Group, Inc. and the Company,
                  dated as of November 20, 1997. (1)
10.30    --       Employment Agreement, dated as of June 14, 1999, between the
                  Company and Michael A. Aviles. (5)
10.31    --       Stock Option Agreement, dated June 14, 1999, between Holding and Michael A. Aviles.*
10.32    --       Employment Agreement, dated effective as of October 1, 1999, between the Company and Paul D. Stone.*
10.33    --       Cooperative Computing Holding Company, Inc. 1998 Stock Option
                  Plan, as amended. (5)
10.34    --       Form of Non-Qualified Stock Option Agreement for Eligible
                  Employees. (2)
21       --       List of Subsidiaries.*
27       --       Financial Data Schedule.*

-----------------

*    Filed herewith.


(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-49389) filed on April 3, 1998.
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1998.
(3) Incorporated by reference to Pre-Effective Amendment No.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-49389) filed on July 8, 1998.
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1999.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1999.