Form 10-Q
period 1999-12-31
COOPERATIVE COMPUTING INC /DE/
filed 2000-02-14
CIK 1059103

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999

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

               Class                        Outstanding at February 11, 2000
               -----                        --------------------------------
            Common Stock                              1,000 shares

                           COOPERATIVE COMPUTING, INC.
                                      INDEX

                                                                                   PAGE
                                                                                   ----
PART I  - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

    COOPERATIVE COMPUTING HOLDING COMPANY, INC.

    Consolidated Balance Sheets as of September 30, 1999 and December 31, 1999      3

    Consolidated Statements of Operations for the three months ended December 31,
    1998 and December 31, 1999                                                      4

    Consolidated Statements of Cash Flows for the three months ended
    December 31, 1998 and December 31, 1999                                         5

    Notes to Consolidated Financial Statements                                      6

ITEM 2.- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS                                                               8

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                12

PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                         12

SIGNATURE                                                                          14

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

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except share amounts)



                                                             September 30,    December 31,
                                                                  1999            1999
                                                             -------------    ------------
                                                                               (Unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                                  $          --    $         --
  Trade accounts receivable, net                                    43,977          42,124
  Inventories                                                        9,095           6,619
  Investment in leases                                               4,832           4,713
  Deferred income taxes                                              6,608           6,608
  Prepaid expenses and other current assets                          6,201           6,311
                                                             -------------    ------------
         Total current assets                                       70,713          66,375
  Service parts                                                      3,664           3,229
  Property and equipment, net                                       11,686          10,575
  Long-term investment in leases                                    15,383          17,612
  Capitalized computer software costs, net                          15,435          13,385
  Databases, net                                                    13,820          11,769
  Deferred financing costs                                           7,274           6,968
  Other intangibles                                                137,187         133,206
  Other assets                                                      11,641          11,460
                                                             -------------    ------------
         Total assets                                        $     286,803    $    274,579
                                                             =============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
  Accounts payable                                           $      17,679    $     10,816
  Payroll related accruals                                          11,110          11,404
  Deferred revenue                                                  10,551           7,827
  Current portion of long-term debt                                  6,540           6,861
  Accrued expenses and other current liabilities                    12,687          14,488
                                                             -------------    ------------
         Total current liabilities                                  58,567          51,396
  Long-term debt                                                   175,308         179,755
  Deferred income taxes                                             30,182          27,029
  Other liabilities                                                 10,279          11,657
                                                             -------------    ------------
         Total liabilities                                         274,336         269,837

  Redeemable Class A Common Stock, including
    $5,225 in accretion                                             26,961          29,167

  Stockholders' deficit:
    Common Stock, par value $.000125, authorized 50,000,000
    shares, issued and outstanding 35,220,000                            4               4
    Additional paid-in capital                                      88,994          88,994
    Retained deficit                                              (103,492)       (113,423)
                                                             -------------    ------------
  Total stockholders' deficit                                      (14,494)        (24,425)
                                                             -------------    ------------
  Total liabilities and stockholders' deficit                $     286,803    $    274,579
                                                             =============    ============

See accompanying Notes to Consolidated Financial Statements

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (Amounts in thousands)

                                                       Three Months Ended
                                                          December 31,
                                                  ----------------------------
                                                      1998            1999
                                                  ------------    ------------
Revenues:
  Systems                                         $     19,043    $     19,248
  Customer support and information services             35,584          38,107
  Finance                                                1,304             882
                                                  ------------    ------------
Total revenues                                          55,931          58,237
Cost of revenues:
  Systems                                               13,923          16,829
  Services and finance                                  21,125          20,994
                                                  ------------    ------------
Total cost of revenues                                  35,048          37,823
                                                  ------------    ------------
Gross margin                                            20,883          20,414
Operating expenses:
  Sales and marketing                                   13,645          13,285
  Product development                                    3,701           3,372
  General and administrative                             8,955           9,896
                                                  ------------    ------------
Total operating expenses                                26,301          26,553
                                                  ------------    ------------
Operating loss                                          (5,418)         (6,139)
Interest expense                                        (4,438)         (4,689)
Other income (expense), net                               (243)            217
                                                  ------------    ------------
Loss before income taxes                               (10,099)        (10,611)
Income tax benefit                                      (3,061)         (3,014)
                                                  ------------    ------------
Net loss                                                (7,038)         (7,597)
Accretion of redeemable convertible stock                   --           2,205
                                                  ------------    ------------
Net loss attributable to common stock             $     (7,038)   $     (9,802)
                                                  ============    ============

Comprehensive income (loss):
  Net loss                                        $     (7,038)   $     (7,597)
  Foreign currency translation adjustment                  303            (129)
                                                  ------------    ------------
  Comprehensive loss                              $     (6,735)   $     (7,726)
                                                  ============    ============

See accompanying Notes to Consolidated Financial Statements

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Amounts in thousands)


                                                                 Three Months Ended
                                                                    December 31,
                                                             --------------------------
                                                                1998           1999
                                                             -----------    -----------
OPERATING ACTIVITIES
Net loss                                                     $    (7,038)   $    (7,597)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation                                                     2,274          2,310
  Amortization                                                    11,126         10,945
  Other, net                                                         282           (228)
  Changes in assets and liabilities, net of effects of
  businesses acquired:
    Trade accounts receivable                                     (2,073)         1,854
    Inventories                                                     (486)         2,476
    Investment in leases                                          (1,114)        (2,109)
    Deferred income taxes                                         (3,619)        (3,153)
    Prepaid expenses and other assets                               (634)           117
    Accounts payable                                              (3,301)        (6,862)
    Deferred revenue                                               2,260         (2,724)
    Accrued expenses and other current liabilities                   265          3,468
                                                             -----------    -----------
Net cash used in operating activities                             (2,058)        (1,503)

INVESTING ACTIVITIES
Purchase of property and equipment                                (1,885)          (278)
Capitalized computer software costs and databases                 (3,345)        (2,577)
Purchase of service parts                                           (290)          (359)
Acquisitions of businesses, net of cash acquired                    (375)            --
Other, net                                                            --            (53)
                                                             -----------    -----------
Net cash used in investing activities                             (5,895)        (3,267)

FINANCING ACTIVITIES
Proceeds from debt facility                                       39,200         28,800
Payment on long-term facilities                                  (31,837)       (24,032)
                                                             -----------    -----------
Net cash provided by financing activities                          7,363          4,768
                                                             -----------    -----------
Net decrease in cash and cash equivalents                           (590)            --
Cash and cash equivalents, beginning of period                     1,159             --
                                                             -----------    -----------
Cash and cash equivalents, end of period                     $       569    $        --
                                                             ===========    ===========
Supplemental disclosures of cash flow information
Cash paid during the period for:
    Interest                                                 $     1,963    $     2,824
                                                             ===========    ===========
    Income taxes                                             $       116    $       135
                                                             ===========    ===========
Non-Cash Transactions:
Accretion of redeemable Class A Common Stock                 $        --    $     2,205
                                                             ===========    ===========


See accompanying Notes to Consolidated Financial Statements

                  COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Cooperative Computing Holding Company, Inc. ("Holding" or the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1999 may not be indicative of the results for the full fiscal year ending September 30, 2000. Holding has no assets or liabilities other than (1) its investment in its wholly owned subsidiary, Cooperative Computing, Inc. ("CCI") and (2) its Redeemable Convertible Class A Common Stock, the net proceeds of which were contributed in full to CCI; accordingly, these consolidated financial statements represent the operations of CCI and its subsidiaries.

     Certain amounts in the three months ended December 31, 1998 have been reclassified to conform to the presentation for the three months ended December 31, 1999.

2.   SALE OF LEASE RECEIVABLES

     Activity in the following servicing liability accounts (recorded in other liabilities in the Company's balance sheet) was as follows (in thousands):

                                                             LEASE SERVICING       RECOURSE
                                                               OBLIGATION         OBLIGATION
                                                             ---------------    ---------------
Balance at September 30, 1999 ............................   $         1,769    $         7,680
Newly-created liabilities ................................               142              1,398
Charges and lease write-offs .............................              (267)              (420)
                                                             ---------------    ---------------
Balance at December 31, 1999 .............................   $         1,644    $         8,658
                                                             ===============    ===============


3.   INCOME TAXES

     The Company recorded an income tax benefit for the three months ended December 31, 1999 at an effective rate of approximately 28%, which is based on the Company's anticipated results for the full fiscal year. The amount of permanent differences that impact the effective tax rate are approximately the same for each of the periods presented.

     The Company's benefit for income taxes differs from the amount computed by applying the statutory rate to loss before income taxes due to the impact of permanent differences, which consist primarily of goodwill amortization.

4. SEGMENT REPORTING

The Company's business operations are organized into two divisions, automotive and hardlines and lumber, as shown below. Additionally, a breakdown by geographic area of total revenues and total assets is disclosed. The Americas geographic area covers the U.S. and Canada. The Europe geographic area covers United Kingdom, Ireland and France.

                                                              Three Months Ended December 31,
                                                              -------------------------------
                                                                    1998          1999
                                                                 ----------    ----------
Systems revenues:
   Automotive ................................................   $   10,306    $   10,642
   Hardlines and lumber ......................................        8,737         8,606
                                                                 ----------    ----------
Total systems revenues .......................................       19,043        19,248

Customer support and information services revenues:
   Automotive ................................................       23,881        25,370
   Hardlines and lumber ......................................       11,703        12,737
                                                                 ----------    ----------
Total customer support and information services revenues .....       35,584        38,107

Finance revenues:
   Automotive ................................................          598           563
   Hardlines and lumber ......................................          706           319
                                                                 ----------    ----------
Total finance revenues: ......................................        1,304           882

Systems costs of revenues:
   Automotive ................................................        6,915         9,911
   Hardlines and lumber ......................................        7,008         6,918
                                                                 ----------    ----------
Total systems costs of revenues: .............................       13,923        16,829

Services and finance cost of revenues:
   Automotive ................................................       13,831        13,353
   Hardlines and lumber ......................................        7,294         7,641
                                                                 ----------    ----------
Total services and finance cost of revenues ..................       21,125        20,994

Sales and marketing:
   Automotive ................................................        7,223         8,697
   Hardlines and lumber ......................................        6,412         4,588
                                                                 ----------    ----------
Total sales and marketing ....................................       13,645        13,285

Product development:
   Automotive ................................................        2,562         2,532
   Hardlines and lumber ......................................          963           822
   Corporate .................................................          176            18
                                                                 ----------    ----------
Total product development ....................................        3,701         3,372

General and administrative ...................................        8,955         9,896
Interest expense .............................................       (4,438)       (4,689)
Other income (expense), net ..................................         (243)          217
                                                                 ----------    ----------
Loss before income taxes .....................................   $  (10,099)   $  (10,611)
                                                                 ==========    ==========

Revenues:
   Americas ..................................................   $   54,448    $   56,783
   Europe ....................................................        1,483         1,454
                                                                 ----------    ----------
Total revenues ...............................................   $   55,931    $   58,237
                                                                 ==========    ==========

Assets:
   Americas ..................................................   $  289,947    $  270,199
   Europe ....................................................        7,128         4,380
                                                                 ----------    ----------
Total assets .................................................   $  297,075    $  274,579
                                                                 ==========    ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited historical consolidated financial statements and notes thereto, which are included elsewhere herein.

General

The Company is the leading designer and provider of management information systems and services for the automotive parts aftermarket and the hardlines and lumber industry. The automotive parts aftermarket industry consists of the production, sale and installation of both new and remanufactured parts used in the maintenance and repair of automobiles and light trucks. The hardlines and lumber industry consists of the sale of products for residential and commercial building construction, maintenance and repair and agribusiness. The Company's system offerings are enhanced by extensive information services featuring specialized database products and customer support and maintenance services.

Historical Results of Operations

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

Revenues for the three months ended December 31, 1999 were $58.2 million, compared to $55.9 million for the three months ended December 31, 1998, an increase of $2.3 million, or 4%. For the three months ended December 31, 1999, revenues for the automotive division increased $1.8 million, or 5%, to $36.6 million, as compared to the three months ended December 31, 1998. For the three months ended December 31, 1999, revenues for the hardlines and lumber division increased $0.5 million, or 2%, to $21.7 million, as compared to the three months ended December 31, 1998.

Systems revenues for the three months ended December 31, 1999 were $19.2 million, compared to $19.0 million for the three months ended December 31, 1998, an increase of $0.2 million, or 1%. Systems revenues for the automotive division for the three months ended December 31, 1999 increased $0.3 million to $10.6 million, as compared to the three months ended December 31, 1998. This increase was primarily due to increases in implementation revenue and the sales of systems to automotive recyclers, offset by decreases in systems sales to parts sales outlets and an increase in return reserves. The systems sales to automotive recyclers were deferred during the year ended September 30, 1999 due to year 2000 software issues which were resolved during the three months ended December 31, 1999. Systems revenues for the hardlines and lumber division for the three months ended December 31, 1999 decreased $0.1 million to $8.6 million as compared to the three months ended December 31, 1998.

Customer support and information services revenues were $38.1 million for the three months ended December 31, 1999, compared to $35.6 million for the three months ended December 31, 1998, an increase of $2.5 million, or 7%. Customer support and information services revenues for the automotive division for the three months ended December 31, 1999 increased $1.5 million to $25.4 million, as compared to the three months ended December 31, 1998. This increase is due to increases in both information services and customer support services revenues due to price increases, increases in the installed base of customers, and a one-time receipt of $0.3 million associated with the ARISB acquisition. Customer support and information services revenues for the hardlines and lumber division for the three months ended December 31, 1999 increased $1.0 million to $12.7 million, as compared to the three months ended December 31, 1998. This increase in revenues is due to price increases and growth in the sale of point-of-sale information and data warehouse products.

Revenues from financing activities for the three months ended December 31, 1999 were $0.9 million, compared to $1.3 million for the three months ended December 31, 1998, a decrease of $0.4 million, or 31%. Revenues from financing activities for the automotive division for the three months ended December 31, 1999 did not change as compared to the three months ended December 31, 1998. Revenues from financing activities for the hardlines and lumber division for the three months ended December 31, 1999 declined $0.4 million to $0.3 million as compared to the three months ended December 31, 1998. The decrease in finance revenues is due to a decrease in the volume of leases sold during the period and a decrease in the percentage gain on the sale of the leases.

Cost of revenues were $37.8 million for the three months ended December 31, 1999, compared to $35.0 million for the three months ended December 31, 1998, an increase of $2.8 million, or 8%. For the three months ended December 31, 1999, cost of revenues for the automotive division increased $2.5 million, or 12%, to $23.3 million, as compared to the three months ended December 31, 1998. For the three months ended December 31, 1999, cost of revenues for the hardlines and lumber division increased $0.3 million, or 2%, to $14.6 million, as compared to the three months ended December 31, 1998.

Cost of systems revenues were $16.8 million for the three months ended December 31, 1999, compared to $13.9 million for the three months ended December 31, 1998, an increase of $2.9 million, or 21%. Cost of systems revenues for the automotive division for the three months ended December 31, 1999 increased $3.0 million to $9.9 million, as compared to the three months ended December 31, 1998. The increase is due to the increase in systems sold to automotive recyclers, the increase in implementation revenues, and an increase in the amortization of capitalized software, offset by the decrease in systems sold to parts sales outlets. Cost of systems revenues as a percentage of systems revenues for the automotive division were 93% and 67% for the three months ended December 31, 1999 and 1998, respectively. The increase in cost of revenues as a percentage of revenues for automotive systems is due to the increase in return reserves, the increase in the amortization of capitalized software, and the increases in revenues from implementation and sales to automotive recyclers which both carry higher cost of revenues as a percentage of revenue. Cost of systems revenues for the hardlines and lumber division for the three months ended December 31, 1999 decreased $0.1 million to $6.9 million, compared to the three months ended December 31, 1998. Cost of systems revenues as a percentage of systems revenues for the hardlines and lumber division was 81% and 89% for the three months ended December 31, 1999 and 1998, respectively.

Cost of revenues for services and finance were $21.0 million for the three months ended December 31, 1999, compared to $21.1 million for the three months ended December 31, 1998, a decrease of $0.1 million, or 1%. Cost of revenues for services and finance for the automotive division for the three months ended December 31, 1999 decreased $0.5 million to $13.4 million, compared to the three months ended December 31, 1998. This decrease is due to savings from a reorganization of the Company's customer support organization. As a percentage of services revenues, cost of revenues for services and finance for the automotive division were 52% and 58% for the three months ended December 31, 1999 and 1998, respectively. The decrease in cost of revenues as a percentage of revenues is primarily due to the implementation of price increases, the one-time receipt of $0.3 million associated with the ARISB acquisition, and the decrease in cost of revenues for customer support services. Cost of revenues for services and finance for the hardlines and lumber division for the three months ended December 31, 1999 increased $0.3 million to $7.6 million, compared to the three months ended December 31, 1998. As a percentage of services revenues, cost of revenues for services and finance for the hardlines and lumber division were 62% and 71% for the three months ended December 31, 1999 and 1998, respectively. The decrease is cost of revenues and cost of revenues as a percentage of revenue for services and finance was primarily due to savings from the reorganization of the customer support organization.

Operating expenses were $26.6 million for the three months ended December 31, 1999, compared to $26.3 million for the three months ended December 31, 1998, an increase of $0.3 million, or 1%.

Product development expenses for the three months ended December 31, 1999 decreased $0.4 million to $3.4 million, as compared to the three months ended December 31, 1998. As a percentage of revenue, product development expenses were 6% and 7% for the three months ended December 31, 1999 and 1998, respectively. Product development expenses for the automotive division for the three months ended December 31, 1999 decreased $0.1 million to $2.5 million. As a percentage of revenue, product development expenses for the automotive division was 7% for the three months ended December 31, 1999 and 1998. Product development expenses for the hardlines and lumber division for the three months ended December 31, 1999 decreased $0.2 million to $0.8 million primarily due to an increase in the capitalization of software development expenses as compared to the prior year. As a percentage of revenue, product development expenses for the hardlines and lumber division were 4% and 5% for the three months ended December 31, 1999 and 1998, respectively.

Sales and marketing expense for the three months ended December 31, 1999 decreased $0.3 million to $13.3 million, as compared to the three months ended December 31, 1999. Sales and marketing expense for the automotive division for the three months ended December 31, 1999 increased $1.5 million to $8.7 million as compared to the three months ended December 31, 1998. As a percentage of revenue, sales and marketing expense for the automotive division was 24% and 21% for the three months ended December 31, 1999 and 1998, respectively. The increase in sales and marketing expense primarily is related to increases in bad debt reserves and personnel. Sales and marketing expense for the hardlines and lumber division for the three months ended December 31, 1999 decreased $1.8 million to $4.6 million, as compared to the three months ended December 31, 1998. As a percentage of revenue, sales and marketing expense for the hardlines and lumber division was 21% and 30% for the three months ended December 31, 1999 and 1998, respectively. The reduction in sales and marketing expense in the hardlines and lumber division is due to reduced personnel.

General and administrative expense for the three months ended December 31, 1999 were $9.9 million compared to $9.0 million for the three months ended December 31, 1998, an increase of $0.9 million, or 10%. As a percentage of revenues, general and administrative expense was 17% and 16% for the three months ended December 31, 1999 and 1998, respectively. The increase in general and administrative expenses was primarily due to expense accruals for potential year 2000 issues and an increase in bonus accruals.

Interest expense for the three months ended December 31, 1999 was $4.7 million compared to $4.4 million for the three months ended December 31, 1998, an increase of $0.3 million or 7%. The increase in interest expense is due to the increase in debt levels. See - "Liquidity and Capital Resources."

As a result of the above factors, the Company experienced a net loss of $7.6 million for the three months ended December 31, 1999, compared to a net loss of $7.0 million for the three months ended December 31, 1998, an increase in loss of $0.6 million or 9%.

Liquidity and Capital Resources

As of December 31, 1999, the Company had $186.6 million in outstanding indebtedness, an increase of $4.8 million from September 30, 1999. The Company's outstanding indebtedness under its Restated Senior Credit Facilities at December 31, 1999 included $28.2 million borrowed on the Company's $50.0 million senior secured revolving credit facility under its Restated Senior Credit Facilities and $58.4 million of senior secured term loans. The remaining indebtedness consists of $100.0 million in aggregate principal amount of its 9% Senior Subordinated Notes due 2008.

Repayment of the $58.4 million term loan facility began on December 31, 1999 at a beginning rate of $1.6 million per quarter. All borrowings under the Restated Senior Credit Facilities are scheduled to be repaid by March 31, 2003. A portion of the Company's debt bears interest at floating rates; therefore, its financial condition is and will be affected by changes in prevailing rates.

In addition to servicing its debt obligations, the Company requires substantial liquidity for capital expenditures and working capital needs. The Company requires working capital as it funds its customer leasing operations and then periodically produces working capital as it liquidates its lease portfolio through discounting arrangements with banks and lending institutions. For the three months ended December 31, 1999, the Company's capital expenditures were $3.2 million, which includes $2.6 million for capitalized computer software costs and databases. Additionally, the Company is obligated to pay a minimum royalty of $1.0 million through 2011 for a software license that the Company sublicenses to customers in the automotive industry.

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

The Company believes that cash flows from operations, together with the amounts available under the Company's Restated Senior Credit Facilities, should be sufficient to fund its working capital and debt service requirements (including the funding of the customer leasing operations). The Company's ability to meet its working capital and debt service requirements, however, is subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. If the Company is not able to meet such requirements, it may be required to seek additional financing. There can be no assurance that the Company will be able to obtain financing from other sources on terms acceptable to the Company, if at all.

Impact of Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

To date, the Company has not experienced any material Year 2000 problems in products that it sells or has installed for our customers or in its internal systems. While we are not currently aware of any internal or external Year 2000 failures impacting its operations or those of our customers due to Year 2000 failures of our products, we continue to monitor the compliance of our products and internal systems, as well as third party software purchased from suppliers prior to January 1, 2000.

Although we believe that we have successfully modified our products, services and internal systems as necessary to be Year 2000 ready, we cannot be sure that our products and services or our internal systems do not contain undetected errors or defects associated with Year 2000 functions that may manifest themselves over time and may result in a material adverse impact on the Company's business, financial condition, or results of operations.

With regard to the Company's products, the most likely worst case scenario with respect to any Year 2000 problems will be higher than anticipated call volumes on the Company's Advice Lines, which support customers by answering questions about products sold by the Company, sending software updates and assisting with customer problems. With regard to the Company's internal systems, and products and services acquired from third party suppliers, the most likely worst case scenario will be a delayed Year 2000-related failure. Information Technology staff have continued testing internal systems after the rollover date of January 1, 2000, and as of the date hereof, have detected no material errors or malfunctions resulting from Year 2000 issues. Information Technology staff will continue to monitor internal systems and investigate reports of Year 2000-related errors or failures in our products well into the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Reference is made to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. There have been no material changes in the quarter ended December 31, 1999.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits


         27 -- Financial Data Schedule.

(b)      Reports on Form 8-K

No reports on Form 8-K have been filed during the three months ended December 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of February, 2000.

                                     COOPERATIVE COMPUTING, INC.

                                     By: /s/ MICHAEL A. AVILES
                                        ---------------------------------------
                                     Michael A. Aviles
                                     President and Chief Operating Officer