Form 10-Q
period 2000-03-31
COOPERATIVE COMPUTING INC /DE/
filed 2000-05-15
CIK 1059103

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

Yes [x]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                        Outstanding at May 15, 2000
                 -----                        ----------------------------
             Common Stock                             1,000 Shares

                                     Page 1


                           COOPERATIVE COMPUTING, INC.
                                      INDEX

                                                                            PAGE
                                                                            ----
PART I  - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

    COOPERATIVE COMPUTING HOLDING COMPANY, INC.

    Consolidated Balance Sheets as of September 30, 1999 and March 31, 2000    3

    Consolidated Statements of Operations for the three months ended           4
    March 31, 1999 and March 31, 2000 and six months ended March 31, 1999 and March 31, 2000

    Consolidated Statements of Cash Flows for the six months ended             5
    March 31, 1999 and March 31, 2000

    Notes to Consolidated Financial Statements                                 6

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND      9
RESULTS OF OPERATIONS

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          14

PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                    14

SIGNATURE                                                                     15

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

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share amounts)


                                                              September 30,      March 31,
                                                                  1999              2000
                                                             --------------    ----------------
ASSETS:
Current assets:
    Cash and cash equivalents                                $           -     $           906
    Trade accounts receivable, net                                  43,977              39,193
    Inventories                                                      9,095               4,206
    Investment in leases                                             4,832               5,500
    Deferred income taxes                                            6,608               6,608
    Prepaid expenses and other current assets                        6,201               6,670
                                                             --------------    ----------------
        Total current assets                                        70,713              63,083

Service parts                                                        3,664               3,135
Property and equipment, net                                         11,686              10,035
Long-term investment in leases                                      15,383              16,705
Capitalized computer software costs, net                            15,435              11,760
Databases, net                                                      13,820              10,789
Deferred financing costs                                             7,274               6,666
Other intangibles                                                  137,187             129,279
Other assets                                                        11,641              10,990
                                                             --------------    ----------------
        Total assets                                         $     286,803     $       262,442
                                                             ==============    ================

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
    Accounts payable                                         $      17,679     $        10,068
    Payroll related accruals                                        11,110              12,073
    Deferred revenue                                                10,551               7,429
    Current portion of long-term debt                                6,540               7,414
    Accrued expenses and other current liabilities                  12,687              10,059
                                                             --------------    ----------------
          Total current liabilities                                 58,567              47,043

Long-term debt                                                     175,308             179,133
Deferred income taxes                                               30,182              24,858
Other liabilities                                                   10,279              12,266
                                                             --------------    ----------------
          Total liabilities                                        274,336             263,300

Redeemable Class A Common Stock, including $3,020 and
    $7,407 in accretion at September 30, 1999 and                   26,961              31,348
    March 31, 2000 respectively

Stockholders' deficit:
    Common Stock, par value $.000125, authorized 50,000,000
    shares, issued and outstanding 35,220,000                            4                   4
    Additional paid-in capital                                      88,994              88,994
    Retained deficit                                              (103,492)           (121,204)
                                                             --------------    ----------------
Total stockholders' deficit                                        (14,494)            (32,206)
                                                             --------------    ----------------
Total liabilities and stockholders' deficit                  $     286,803     $       262,442
                                                             ==============    ================

See accompanying Notes to Consolidated Financial Statements

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                              (Amounts in thousands)

                                                      Three Months Ended                Six Months Ended
                                                          March 31,                         March 31,

                                                 ----------------------------     -----------------------------
                                                    1999             2000            1999              2000
                                                 ----------        -----------      -----------      ------------
Revenues:
    Systems                                      $  19,882         $  18,222        $   38,075       $   37,470
    Customer support and information services       37,385            38,578            73,819           76,682
    Finance                                          1,307               681             2,611            1,567
                                                 ----------        ----------       -----------      -----------
Total revenues                                      58,574            57,481           114,505          115,719
Cost of revenues:
    Systems                                         14,186            13,145            27,682           29,974
    Services and finance                            23,438            22,064            44,990           43,060
                                                 ----------        ----------       -----------      -----------
Total cost of revenues                              37,624            35,209            72,672           73,034
                                                 ----------        ----------       -----------      -----------
Gross margin                                        20,950            22,272            41,833           42,685
Operating expenses:
    Sales and marketing                             13,956            12,283            27,601           25,568
    Product development                              3,697             3,397             7,398            6,770
    General and administrative                       9,009             9,599            17,964           19,494
                                                 ----------        ----------       -----------      -----------
Total operating expenses                            26,662            25,279            52,963           51,832
                                                 ----------        ----------       -----------      -----------
Operating loss                                      (5,712)           (3,007)          (11,130)          (9,147)
Interest expense                                    (4,459)           (4,923)           (8,897)          (9,611)
Other income, net                                      366               223               123              440
                                                 ----------        ----------       -----------      -----------
Loss before income taxes                            (9,805)           (7,707)          (19,904)         (18,318)
Income tax benefit                                  (2,381)           (2,166)           (5,442)          (5,181)
                                                 ----------        ----------       -----------      -----------
Net loss                                            (7,424)           (5,541)          (14,462)         (13,137)
Accretion of redeemable convertible stock                -            (2,182)                -           (4,387)
                                                 ----------        ----------       -----------      -----------
Net loss attributable to common stock            $  (7,424)        $  (7,723)       $  (14,462)      $  (17,524)
                                                 ==========        ==========       ===========      ===========

Comprehensive loss:
    Net loss                                     $  (7,424)        $  (5,541)       $  (14,462)      $  (13,137)
    Foreign currency translation adjustment             95               (59)              398             (188)
                                                 ----------        ----------       -----------      -----------
    Comprehensive loss                           $  (7,329)        $  (5,600)       $  (14,064)      $  (13,325)
                                                 ==========        ==========       ===========      ===========

See accompanying Notes to Consolidated Financial Statements

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                              (Amounts in thousands)

                                                                     Six Months Ended
                                                                        March 31,
                                                             ------------------------------
                                                                 1999              2000
                                                             ------------       -----------
OPERATING ACTIVITIES
Net loss                                                     $   (14,462)       $  (13,137)
Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Depreciation                                                   4,501             4,500
    Amortization                                                  22,225            20,356
    Other, net                                                       278              (189)
    Changes in assets and liabilities, net of effects of
    businesses acquired:
        Trade accounts receivable                                 (2,531)            4,785
        Inventories                                                 (875)            4,890
        Investment in leases                                      (3,223)           (1,990)
        Deferred income taxes                                     (5,989)           (5,324)
        Prepaid expenses and other assets                         (1,742)               20
        Accounts payable                                          (2,671)           (7,611)
        Deferred revenue                                           2,615            (3,122)
        Accrued expenses and other current liabilities            (1,046)              315
                                                             ------------       -----------
Net cash (used in) provided by operating activities               (2,920)            3,493

INVESTING ACTIVITIES
Purchase of property and equipment                                (3,245)           (1,143)
Capitalized computer software costs and databases                 (6,859)           (5,056)
Equity in earnings (loss) of investments                             104               (71)
Purchase of service parts                                         (1,617)           (1,015)
Acquisitions of businesses, net of cash acquired                    (375)                -
Other, net                                                           214                 -
                                                             ------------       -----------
Net cash used in investing activities                            (11,778)           (7,285)

FINANCING ACTIVITIES
Proceeds from credit facility                                     72,600            51,600
Payment on debt facilities                                       (57,130)          (46,902)
Debt issuance costs                                               (1,931)                -
                                                             ------------       -----------
Net cash provided by financing activities                         13,539             4,698
                                                             ------------       -----------

Net decrease in cash and cash equivalents                         (1,159)              906
Cash and cash equivalents, beginning of period                     1,159                 -
                                                             ------------       ----------
Cash and cash equivalents, end of period                     $         -        $      906
                                                             ============       ===========

Supplemental disclosures of cash flow information
Cash paid during the period for:
    Interest                                                 $     8,424        $   10,286
                                                             ============       ===========
    Income taxes                                             $       241        $      149
                                                             ============       ===========
Non-Cash Transactions:
    Accretion of  redeemable Class A Common Stock            $         -        $    4,387
                                                             ============       ===========


See accompanying Notes to Consolidated Financial Statements

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Cooperative Computing Holding Company, Inc. ("Holding" or the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2000 may not be indicative of the results for the full fiscal year ending September 30, 2000. Holding has no assets or liabilities other than (1) its investment in its wholly owned subsidiary, Cooperative Computing, Inc. ("CCI") and (2) its Redeemable Convertible Class A Common Stock, the net proceeds of which were contributed in full to CCI; accordingly, these consolidated financial statements represent the operations of CCI and its subsidiaries.

Certain amounts in the three and six months ended March 31, 1999 have been reclassified to conform to the presentation for the three and six months ended March 31, 2000.

2.  SALE OF LEASE RECEIVABLES

Activity in the following servicing liability accounts (recorded in other liabilities in the Company's balance sheet) was as follows (in thousands):

                                      LEASE SERVICING      RECOURSE
                                         OBLIGATION       OBLIGATION
                                      ---------------  ---------------
Balance at September 30, 1999         $        1,769   $        7,680
Newly-created liabilities                        275            2,836
Charges and lease write-offs                    (524)            (987)
                                      ---------------  ---------------
Balance at March 31, 2000             $        1,520            9,529
                                      ===============  ===============


3.  INCOME TAXES

The Company recorded an income tax benefit for the three and six months ended March 31, 2000 at an effective rate of approximately 28%, which is based on the Company's anticipated results for the full fiscal year. The amount of permanent differences that impact the effective tax rate are approximately the same for each of the periods presented.

The Company's benefit for income taxes differs from the amount computed by applying the statutory rate to loss before income taxes due to the impact of permanent differences, which consist primarily of goodwill amortization.

4.   COMMON STOCK OPTION PLAN

During March 2000, the Company adopted the Cooperative Computing Holding Company, Inc. 2000 Stock Option Plan. The plan provides for the grant of incentive and non-qualified stock options to employees and key individuals associated with the Company. The option price may not be less than the fair market value at the date of grant as set by the Company's Board of Directors from time to time. Options vest in varying amounts over a five-year period and expire ten years from the date of the grant. The plan provides for the grant of 5,000,000 shares. In March 2000, the Company granted 3,726,000 options at an exercise price of $1.00.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. We believe the Company's current revenue recognition policies and practices are materially consistent with this statement. However, full implementation guidelines for this standard have not yet been issued. Once available, the current revenue accounting practices may need to change and such changes could affect the Company's future revenue and earnings.

6.  SEGMENT REPORTING

The Company's business operations are organized into two divisions, automotive and hardlines and lumber, as shown below. Additionally, a breakdown by geographic area of total revenues and total assets is disclosed. The Americas geographic area covers the U.S. and Canada. The Europe geographic area covers United Kingdom, Ireland and France.

                                                                 Three Months Ended                  Six Months Ended
                                                                     March 31,                          March 31,
                                                            ----------------------------       ---------------------------
                                                                1999            2000               1999           2000
                                                             ------------    ------------        -----------     -----------

Systems revenues:
    Automotive                                               $    11,157     $    9,098          $   21,463      $   19,741
    Hardlines and lumber                                           8,725          9,124              16,612          17,729
                                                             ------------    -----------         -----------     -----------
Total systems revenues:                                           19,882         18,222              38,075          37,470

Customer support and information services revenues:
    Automotive                                                    24,616         25,189              48,497          50,560
    Hardlines and lumber                                          12,769         13,389              25,322          26,122
                                                             ------------    -----------         -----------     -----------
Total customer support and information services revenues:         37,385         38,578              73,819          76,682

Finance revenues:
    Automotive                                                       605            359               1,203             922
    Hardlines and lumber                                             702            322               1,408             645
                                                             ------------    -----------         -----------     -----------
Total finance revenues:                                            1,307            681               2,611           1,567

Systems costs of revenues:
    Automotive                                                     7,588          6,990              14,267          16,902
    Hardlines and lumber                                           6,598          6,155              13,415          13,072
                                                             ------------    -----------         -----------     -----------
Total systems costs of revenues:                                  14,186         13,145              27,682          29,974

Services and finance cost of revenues:
    Automotive                                                    14,522         13,253              28,589          26,608
    Hardlines and lumber                                           8,916          8,811              16,401          16,452
                                                             ------------    -----------         -----------     -----------
Total services and finance cost of revenues:                      23,438         22,064              44,990          43,060

Sales and marketing:
    Automotive                                                     7,715          7,518              14,948          16,213
    Hardlines and lumber                                           6,241          4,765              12,653           9,355
                                                             ------------    -----------         -----------     -----------
Total sales and marketing:                                        13,956         12,283              27,601          25,568

Product development:
    Automotive                                                     2,429          2,506               4,991           5,058
    Hardlines and lumber                                             965            808               1,928           1,630
    Corporate                                                        303             83                 479              82
                                                             ------------    -----------         -----------     -----------
Total product development:                                         3,697          3,397               7,398           6,770

General and administrative                                         9,009          9,599              17,964          19,494
Interest expense                                                  (4,459)        (4,923)             (8,897)         (9,611)
Other income(expense), net                                           366            223                 123             440
                                                             ------------    -----------         -----------     -----------
Loss before income taxes                                     $    (9,805)    $   (7,707)         $  (19,904)     $   18,318
                                                             ============    ===========         ===========     ===========

Revenues:
    Americas                                                 $    57,028     $   55,971          $  111,476      $  112,755
    Europe                                                         1,546          1,510               3,029           2,964
                                                             ------------    -----------         -----------     -----------
Total revenues                                               $    58,574     $   57,481          $  114,505      $  115,719
                                                             ============    ===========         ===========     ===========

Assets:
    Americas                                                 $  290,219      $  258,041          $  290,219      $  258,041
    Europe                                                        4,903           4,401               4,903           4,401
                                                             -----------     ===========         -----------     ===========
Total assets                                                 $  295,122      $  262,442          $  295,122      $  262,442
                                                             ===========     ===========         ===========     ===========

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

Historical Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Revenues for the three months ended March 31, 2000 were $57.5 million, compared to $58.6 million for the three months ended March 31, 1999, a decrease of $1.1 million, or 1.9%. For the three months ended March 31, 2000, revenues for the automotive division decreased $1.7 million, or 4.8%, to $34.6 million, as compared to the three months ended March 31, 1999. For the three months ended March 31, 2000, revenues for the hardlines and lumber division increased
$0.6 million, or 2.9%, to $22.9 million, as compared to the three months ended March 31, 1999.

Systems revenues for the three months ended March 31, 2000 were $18.2 million, compared to $19.9 million for the three months ended March 31, 1999, a decrease of $1.7 million, or 8.5%. Systems revenues for the automotive division for the three months ended March 31, 2000 decreased $2.1 million to $9.1 million, as compared to the three months ended March 31, 1999. This decrease was primarily due to both market factors and sales strategy changes. The market factors include an unusually high level of consolidation activity in the market during 1999 resulting in an increase in the amount of systems purchased during that time, an increase in systems purchased in 1999 to upgrade in anticipation of Year 2000, and an unusually mild winter during 1999-2000 resulting in less parts sales in the market and a corresponding decrease in system sales. The sales strategy changes include a change in the service dealer sales model resulting in a decrease in revenue in the three months ended March 31, 2000. Systems revenues for the hardlines and lumber division for the three months ended March 31, 2000 increased $0.4 million to $9.1 million, as compared to the three months ended March 31, 1999 primarily due to a change in the sales mix to products with a higher price point and profit margin.

Customer support and information services revenues were $38.6 million for the three months ended March 31, 2000, compared to $37.4 million for the three months ended March 31, 1999, an increase of $1.2 million, or 3.2%. Customer support and information services revenues for the automotive division for the three months ended March 31, 2000 increased $0.6 million to $25.2 million, as compared to the three months ended March 31, 1999. This increase is primarily due to growing market share and transition of customers to systems and products with additional recurring revenue. Customer support and information services revenues for the hardlines and lumber division for the three months ended March 31, 2000 increased $0.6 million to $13.4 million, as compared to the three months ended March 31, 1999. This increase in revenues is primarily due to growth in point-of-sale information and data warehouse products.

Revenues from financing activities for the three months ended March 31, 2000 were $0.7 million, compared to $1.3 million for the three months ended March 31, 1999, a decrease of $0.6 million, or 46.2%. Revenues from financing activities for the automotive division for the three months ended March 31, 2000 decreased $0.2 million to $0.4 million, as compared to the three months ended March 31, 1999 primarily due to a decrease in the volume of leases sold during the period and a decrease in the percentage gain on the sale of the leases. Revenues from financing activities for the hardlines and lumber division for the three months ended March 31, 2000 declined $0.4 million to $0.3 million as compared to the three months ended March 31, 1999. The decrease in finance revenues is primarily due to a decrease in the volume of leases sold during the period and a decrease in the percentage gain on the sale of the leases.

Cost of revenues were $35.2 million for the three months ended March 31, 2000, compared to $37.6 million for the three months ended March 31, 1999, a decrease of $2.4 million, or 6.4%. For the three months ended March 31, 2000, cost of revenues for the automotive division decreased $1.9 million, or 8.6%, to $20.2 million, as compared to the three months ended March 31, 1999. For the three months ended March 31, 2000, cost of revenues for the hardlines and lumber division decreased $0.5 million, or 3.2%, to $15.0 million, as compared to the three months ended March 31, 1999.

Cost of systems revenues were $13.1 million for the three months ended March 31, 2000, compared to $14.2 million for the three months ended March 31, 1999, a decrease of $1.1 million, or 7.7%. Cost of systems revenues for the automotive division for the three months ended March 31, 2000 decreased $0.6 million to $7.0 million, as compared to the three months ended March 31, 1999. The decrease is primarily due to a decrease in the volume of system sales and a decrease in software amortization due to certain assets acquired in February 1997 becoming fully amortized. Cost of systems revenues as a percentage of systems revenues for the automotive division were 76.8% and 68.0% for the three months ended March 31, 2000 and 1999, respectively. The increase is primarily
due to an increase in system installation expenses.   Cost of systems revenues
for the hardlines and lumber division for the three months ended March 31, 2000 decreased $0.5 million to $6.1 million, compared to the three months ended March 31, 1999. The decrease in cost of systems revenues for the hardlines and lumber division is primarily due to a decrease in software amortization due to certain assets acquired in February 1997 becoming fully amortized. Cost of systems revenues as a percentage of systems revenues for the hardlines and lumber division was 67.5% and 75.6% for the three months ended March 31, 2000 and 1999, respectively.

Cost of revenues for services and finance were $22.1 million for the three months ended March 31, 2000, compared to $23.4 million for the three months ended March 31, 1999, a decrease of $1.3 million, or 5.6%. Cost of revenues for services and finance for the automotive division for the three months ended March 31, 2000 decreased $1.2 million to $13.3 million, compared to the three months ended March 31, 1999. This decrease is primarily due to savings from a reorganization of the Company's customer support organization. As a percentage of services revenues, cost of revenues for services and finance for the automotive division were 51.9% and 57.4% for the three months ended March 31, 2000 and 1999, respectively. The decrease in cost of revenues as a percentage of revenues is primarily due to the savings resulting from the reorganization described above. Cost of revenues for services and finance for the hardlines and lumber division for the three months ended March 31, 2000 decreased $0.1 million to $8.8 million, compared to the three months ended March 31, 1999. As a percentage of services revenues, cost of revenues for services and finance for the hardlines and lumber division were 64.3% and 66.2% for the three months ended March 31, 2000 and 1999, respectively.

Operating expenses were $25.3 million for the three months ended March 31, 2000, compared to $26.7 million for the three months ended March 31, 1999, a decrease of $1.4 million, or 5.2%.

Sales and marketing expense for the three months ended March 31, 2000 decreased $1.7 million to $12.3 million, as compared to the three months ended March 31, 1999. Sales and marketing expense for the automotive division for the three months ended March 31, 2000 decreased $0.2 million to $7.5 million, as compared to the three months ended March 31, 1999. As a percentage of revenue, sales and marketing expense for the automotive division was 21.7% and 21.2% for the three months ended March 31, 2000 and 1999, respectively. The decrease in sales and marketing expense is primarily due to the savings resulting from a reorganization of product marketing and a reduction in sales personnel. Sales and marketing expense for the hardlines and lumber division for the three months ended March 31, 2000 decreased $1.5 million to $4.8 million, as compared to the three months ended March 31, 1999. As a percentage of revenue, sales and marketing expense for the hardlines and lumber division was 20.9% and 27.8% for the three months ended March 31, 2000 and 1999, respectively. The reduction in sales and marketing expense in the hardlines and lumber division is due to reduced payroll costs resulting from personnel reductions.

Product development expenses for the three months ended March 31, 2000 decreased $0.3 million to $3.4 million, as compared to the three months ended March 31, 1999. As a percentage of revenue, product development expenses were 5.9% and 6.3% for the three months ended March 31, 2000 and 1999, respectively. Product development expenses for the automotive division for the three months ended March 31, 2000 increased $0.1 million to $2.5 million. The increase is primarily due to additional resources added during the second half of 1999, primarily in service dealer product development. As a percentage of automotive division revenue, product development expenses for the automotive division were 7.2% and 6.6% for the three months ended March 31, 2000 and 1999. Product development expenses for the hardlines and lumber division for the three months ended March 31, 2000 decreased $0.2 million to $0.8 million primarily due to decreased personnel costs. As a percentage of hardlines and lumber division revenue, product development expenses for the hardlines and lumber division were 3.5% and 4.5% for the three months ended March 31, 2000 and 1999, respectively.

General and administrative expense for the three months ended March 31, 2000 were $9.6 million compared to $9.0 million for the three months ended March 31, 1999, an increase of $0.6 million, or 6.7%. As a percentage of revenues, general and administrative expense was 16.7% and 15.4% for the three months ended March 31, 2000 and 1999, respectively. The increase in general and administrative expenses is primarily due to an increase incentive bonuses, an increase in benefits expense due to higher claims, and an increase in professional fees.

Interest expense for the three months ended March 31, 2000 was $4.9 million compared to $4.5 million for the three months ended March 31, 1999, an increase of $0.4 million or 8.9%. The increase in interest expenses is due to an increase in the base rates, Bank Prime and LIBOR, used in computing the interest charged to the Company and also to an increase in the spread over the base rate charged on certain components of the Company's Restated Senior Credit Facilities. The effect of the increase in interest rates was partially offset by a lower average balance of indebtedness for the comparable periods in the current fiscal year. See "Liquidity and Capital Resources."

As a result of the above factors, the Company experienced a net loss of $5.5 million for the three months ended March 31, 2000, compared to a net loss of $7.4 million for the three months ended March 31, 1999, a decrease in loss of $1.9 million or 25.7%.

Six Months Ended March 31, 2000 Compared to Six Months Ended March 31, 1999

Revenues for the six months ended March 31, 2000 were $115.7 million, compared to $114.5 million for the six months ended March 31, 1999, an increase of $1.2 million, or 1.0%. For the six months ended March 31, 2000, revenues for the automotive division increased $0.1 million, or 0.1%, to $71.2 million, as compared to the six months ended March 31, 1999. For the six months ended March 31, 2000, revenues for the hardlines and lumber division increased $1.2 million, or 2.7%, to $44.5 million, as compared to the six months ended March 31, 1999.

Systems revenues for the six months ended March 31, 2000 were $37.5 million, compared to $38.1 million for the six months ended March 31, 1999, a decrease of $0.6 million, or 1.6%. Systems revenues for the automotive division for the six months ended March 31, 2000 decreased $1.7 million to $19.8 million, as compared to the six months ended March 31, 1999. This decrease was primarily due to market factors including an unusually high level of consolidation activity in the market during the six months ended March 31, 1999 resulting in an increase in the amount of systems purchased during that time. Also, the six months ended March 31, 1999 experienced an increase in systems purchased to upgrade in anticipation of Year 2000. A third market factor was an unusually mild winter during 1999-2000 resulting in less parts sales in the market and a corresponding decrease in system sales. Systems revenues for the hardlines and lumber division for the six months ended March 31, 2000 increased $1.1 million to $17.7 million as compared to the six months ended March 31, 1999 due to a change in the sales mix to products with a higher price point and profit margin and increased sales of newly released software modules to existing customers.

Customer support and information services revenues were $76.7 million for the six months ended March 31, 2000, compared to $73.8 million for the six months ended March 31, 1999, an increase of $2.9 million, or 3.9%. Customer support and information services revenues for the automotive division for the six months ended March 31, 2000 increased $2.1 million to $50.6 million, as compared to the six months ended March 31, 1999. This increase is due to growing market share and transition of customers to systems and products with additional recurring revenue. Customer support and information services revenues for the hardlines and lumber division for the six months ended March 31, 2000 increased $0.8 million to $26.1 million, as compared to the six months ended March 31, 1999. This increase in revenues is due to growth in point-of-sale information and data warehouse products.

Revenues from financing activities for the six months ended March 31, 2000 were $1.6 million, compared to $2.6 million for the six months ended March 31, 1999, a decrease of $1.0 million, or 38.5%. Revenues from financing activities for the automotive division for the six months ended March 31, 2000 decreased $0.3 million, or 25.0% to $0.9 million, due to a decrease in the volume of leases sold during the period and a decrease in the percentage gain on the sale of the leases as compared to the six months ended March 31, 1999. Revenues from financing activities for the hardlines and lumber division for the six months ended March 31, 2000 declined $0.7 million to $0.7 million as compared to the six months ended March 31, 1999. The decrease in finance revenues is due to a decrease in the volume of leases sold during the period and a decrease in the percentage gain on the sale of the leases.

Cost of revenues were $73.0 million for the six months ended March 31, 2000, compared to $72.7 million for the six months ended March 31, 1999, an increase of $0.3 million, or 0.4%. For the six months ended March 31, 2000, cost of revenues for the automotive division increased $0.6 million, or 1.4%, to $43.5 million, as compared to the six months ended March 31, 1999. For the six months ended March 31, 2000, cost of revenues for the hardlines and lumber division decreased $0.3 million, or 1.0%, to $29.5 million, as compared to the six months ended March 31, 1999.

Cost of systems revenues were $30.0 million for the six months ended March 31, 2000, compared to $27.7 million for the six months ended March 31, 1999, an increase of $2.3 million, or 8.3%. Cost of systems revenues for the automotive division for the six months ended March 31, 2000 increased $2.6 million to $16.9 million, as compared to the six months ended March 31, 1999. The increase is primarily due to an increase in lower margined systems sold to automotive recyclers offset by a decrease in the volume of system sales. Cost of systems revenues as a percentage of systems revenues for the automotive division were 85.4% and 66.5% for the six months ended March 31, 2000 and 1999, respectively. Cost of systems revenues for the hardlines and lumber division for the six months ended March 31, 2000 decreased $0.3 million to $13.1 million, compared to the six months ended March 31, 1999 primarily due to reduced installation costs. Cost of systems revenues as a percentage of systems revenues for the hardlines and lumber division was 74.0% and 80.7% for the six months ended March 31, 2000 and 1999, respectively.

Cost of revenues for services and finance were $43.1 million for the six months ended March 31, 2000, compared to $45.0 million for the six months ended March 31, 1999, a decrease of $1.9 million, or 4.2%. Cost of revenues for services and finance for the automotive division for the six months ended March 31, 2000 decreased $2.0 million to $26.6 million, compared to the six months ended March 31, 1999. This decrease is primarily due to cost savings from a reorganization of the Company's customer support organization. As a percentage of services revenues, cost of revenues for services and finance for the automotive division were 52.6% and 59.0% for the six months ended March 31, 2000 and 1999, respectively. Cost of revenues for services and finance for the hardlines and lumber division for the six months ended March 31, 2000 increased $0.1 million to $16.5 million, or 0.6%, compared to the six months ended March 31, 1999. As a percentage of services revenues, cost of revenues for services and finance for the hardlines and lumber division were 63.2% and 64.8% for the six months ended March 31, 2000 and 1999, respectively.

Operating expenses were $51.8 million for the six months ended March 31, 2000, compared to $53.0 million for the six months ended March 31, 1999, a decrease of $1.2 million, or 2.3%.

Sales and marketing expense for the six months ended March 31, 2000 decreased $2.0 million to $25.6 million, as compared to the six months ended March 31, 1999. Sales and marketing expense for the automotive division for the six months ended March 31, 2000 increased $1.3 million to $16.2 million as compared to the six months ended March 31, 1999. As a percentage of revenue, sales and marketing expense for the automotive division was 22.7% and 21.0% for the six months ended March 31, 2000 and 1999, respectively. The increase in sales and marketing expense primarily is related to an increase in bad debt expense during the six months ended March 31, 2000. Sales and marketing expense for the hardlines and lumber division for the six months ended March 31, 2000 decreased $3.3 million to $9.4 million, as compared to the six months ended March 31, 1999. As a percentage of revenue, sales and marketing expense for the hardlines and lumber division was 21.1% and 29.3% for the six months ended March 31, 2000 and 1999, respectively. The reduction in sales and marketing expense in the hardlines and lumber division is due to reduced personnel costs.

Product development expenses for the six months ended March 31, 2000 decreased $0.6 million to $6.8 million, as compared to the six months ended March 31, 1999. As a percentage of revenue, product development expenses were 5.9% and 6.5% for the six months ended March 31, 2000 and 1999, respectively. Product development expenses for the automotive division for the six months ended March 31, 2000 stayed the same. As a percentage of automotive division revenue, product development expenses for the automotive division were 7.0% and 7.2% for the six months ended March 31, 2000 and 1999, respectively. Product development expenses for the hardlines and lumber division for the six months ended March 31, 2000 decreased $0.3 million to $1.6 million primarily due to lower personnel costs. As a percentage of hardlines and lumber division revenue, product development expenses for the hardlines and lumber division were 3.6% and 4.4% for the six months ended March 31, 2000 and 1999, respectively.

General and administrative expense for the six months ended March 31, 2000 were $19.5 million compared to $18.0 million for the six months ended March 31, 1999, an increase of $1.5 million, or 8.3%. As a percentage of revenues, general and administrative expense was 16.9% and 15.7% for the six months ended March 31, 2000 and 1999, respectively. The increase in general and administrative expenses was primarily due to an increase in bonus expense, an increase in benefits expense due to higher claims, and an increase in legal expenses.

Interest expense for the six months ended March 31, 2000 was $9.6 million compared to $8.9 million for the six months ended March 31, 1999, an increase of $0.7 million, or 7.9%. The increase in interest expenses is due to an increase in the base rates, Bank Prime and LIBOR, used in computing the interest charged to the Company and also to an increase in the spread over the base rate charged on certain components of the Company's Restated Senior Credit Facilities. The effect of the increase in interest rates was partially offset by a lower average balance of indebtedness for the comparable periods in the current fiscal year. See - "Liquidity and Capital Resources."

As a result of the above factors, the Company experienced a net loss of $13.1 million for the six months ended March 31, 2000, compared to a net loss of $14.5 million for the six months ended March 31, 1999, a decrease in loss of $1.3 million or 9.0%.

Liquidity and Capital Resources

As of March 31, 2000, the Company had $186.5 million in outstanding indebtedness, an increase of $4.7 million from September 30, 1999. The Company's outstanding indebtedness under its Restated Senior Credit Facilities at March 31, 2000 included $29.7 million borrowed on the Company's $50.0 million senior secured revolving credit facility under its Restated Senior Credit Facilities and $56.8 million of senior secured term loans. The remaining indebtedness consists of $100.0 million in aggregate principal amount of its 9% Senior Subordinated Notes due 2008.

The term loan balance was $60.0 million on September 30, 1999. Repayment began on December 31, 1999 at a beginning rate of $1.6 million per quarter. All borrowings under the Restated Senior Credit Facilities are scheduled to be repaid by March 31, 2004. A portion of the Company's debt bears interest at floating rates; therefore, its financial condition is and will be affected by changes in prevailing rates.

In addition to servicing its debt obligations, the Company requires substantial liquidity for capital expenditures and working capital needs. The Company requires working capital as it funds its customer leasing operations and then periodically produces working capital as it liquidates its lease portfolio through discounting arrangements with banks and lending institutions. For the six months ended March 31, 2000, the Company's capital expenditures were $7.2 million, which includes $5.1 million for capitalized computer software costs and databases. Additionally, the Company is obligated to pay a minimum royalty of $1.0 million through 2011 for a software license that the Company sublicenses to customers in the automotive industry.

The Company's Restated Senior Credit Facilities impose certain restrictions on the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. The Company must also meet certain tests relating to financial amounts and ratios defined in the Restated Senior Credit Facilities. As of March 31, 2000, the Company was in compliance with the financial tests required by the Restated Senior Credit Facilities.

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

Impact of Year 2000

At this time, the Company has not experienced any Year 2000 problems that have negatively impacted the production or delivery of our products in a material manner. The Company also has not experienced any material internal or external business interruptions. In preparing for Year 2000 readiness, the Company did not establish a separate budget for making either its products or its internal systems Year 2000 Ready. Rather, such expenditures were part of the Company's regular capital and operating budgets. These expenditures were not tracked separately. Thus, the Company does not believe it can estimate the expenditures accurately; however, the Company does not foresee any material additional expenditures. The Company will continue to monitor potential Year 2000 problems.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Reference is made to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. There have been no material changes in the six months ended March 31, 2000.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     10.1 - Cooperative Computing Holding Company, Inc. 2000 Stock Option Plan.

     27   - Financial Data Schedule.

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the three months ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of May, 2000.

                                       COOPERATIVE COMPUTING, INC.

                                       By: /s/ PAUL D. STONE
                                       Paul D. Stone
                                       Senior Vice President and
                                         Chief Administrative Officer

                                INDEX TO EXHIBITS


EXHIBIT NO.                    DESCRIPTION
-----------                    -----------
10.1                           Cooperative Computing Holding Company, Inc. 2000 Stock Option Plan.
27                             Financial Data Schedule.

