Form 10-Q
period 2000-06-30
COOPERATIVE COMPUTING INC /DE/
filed 2000-08-14
CIK 1059103

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 333-49389

                           COOPERATIVE COMPUTING, INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                94-2160013
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

    804 LAS CIMAS PARKWAY, SUITE 200                      78746
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

                 Class                       Outstanding at August 14, 2000
                 -----                        ----------------------------
             Common Stock                             1,000 Shares

                                     Page 1


                           COOPERATIVE COMPUTING, INC.
                                      INDEX

                                                                            PAGE
                                                                            ----
PART I  - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

    COOPERATIVE COMPUTING HOLDING COMPANY, INC.

    Consolidated Balance Sheets as of September 30, 1999 and June 30, 2000     3

    Consolidated Statements of Operations for the three months ended           4
    June 30, 1999 and June 30, 2000 and nine months ended June 30, 1999 and June 30, 2000

    Consolidated Statements of Cash Flows for the nine months ended            5
    June 30, 1999 and June 30, 2000

    Notes to Consolidated Financial Statements                                 6

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND      9
RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                    14

SIGNATURE                                                                     15

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

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share amounts)


                                                              September 30,       June 30,
                                                                  1999              2000
                                                             --------------    ----------------
                                                                                 (Unaudited)
ASSETS:
Current assets:
    Cash and cash equivalents                                $           -     $             -
    Trade accounts receivable, net                                  43,977              33,634
    Inventories                                                      9,095               4,779
    Investment in leases                                             4,832               4,869
    Deferred income taxes                                            6,608               6,608
    Prepaid expenses and other current assets                        6,201               5,042
                                                             --------------    ----------------
        Total current assets                                        70,713              54,932

Service parts                                                        3,664               2,682
Property and equipment, net                                         11,686               9,324
Long-term investment in leases                                      15,383              15,679
Capitalized computer software costs, net                            15,435              12,296
Databases, net                                                      13,820              10,822
Deferred financing costs                                             7,274               6,369
Other intangibles                                                  137,187             125,382
Other assets                                                        11,641              10,549
                                                             --------------    ----------------
        Total assets                                         $     286,803     $       248,035
                                                             ==============    ================

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
    Accounts payable                                         $      17,679     $        10,673
    Payroll related accruals                                        11,110              11,142
    Deferred revenue                                                10,551               7,264
    Current portion of long-term debt                                6,540               7,818
    Accrued expenses and other current liabilities                  12,687              11,372
                                                             --------------    ----------------
          Total current liabilities                                 58,567              48,269

Long-term debt                                                     175,308             170,180
Deferred income taxes                                               30,182              23,515
Other liabilities                                                   10,279              11,058
                                                             --------------    ----------------
          Total liabilities                                        274,336             253,022

Redeemable Class A Common Stock, including $3,020 and
    $9,875 in accretion at September 30, 1999 and                   26,961              33,816
    June 30, 2000 respectively

Stockholders' deficit:
    Common Stock, par value $.000125, authorized 50,000,000
    shares, issued and outstanding 35,220,000                            4                   4
    Additional paid-in capital                                      88,994              88,994
    Retained deficit                                              (103,492)           (127,801)
                                                             --------------    ----------------
Total stockholders' deficit                                        (14,494)            (38,803)
                                                             --------------    ----------------
Total liabilities and stockholders' deficit                  $     286,803     $       248,035
                                                             ==============    ================

See accompanying Notes to Consolidated Financial Statements

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                              (Amounts in thousands)

                                                      Three Months Ended                Nine Months Ended
                                                           June 30,                         June 30,

                                                 ----------------------------     -----------------------------
                                                    1999             2000            1999              2000
                                                 ----------        -----------      -----------      ------------
Revenues:
    Systems                                      $  24,264         $  15,973        $   62,339       $   53,443
    Customer support and information services       37,400            38,668           111,219          115,350
    Finance                                            815               957             3,426            2,523
                                                 ----------        ----------       -----------      -----------
Total revenues                                      62,479            55,598           176,984          171,316
Cost of revenues:
    Systems                                         15,835             9,410            43,517           39,385
    Services and finance                            22,099            20,506            67,089           63,564
                                                 ----------        ----------       -----------      -----------
Total cost of revenues                              37,934            29,916           110,606          102,949
                                                 ----------        ----------       -----------      -----------
Gross margin                                        24,545            25,682            66,378           68,367
Operating expenses:
    Sales and marketing                             15,673            12,724            43,274           38,293
    Product development                              3,644             3,544            11,042           10,314
    General and administrative                       9,732            10,292            27,696           29,785
                                                 ----------        ----------       -----------      -----------
Total operating expenses                            29,049            26,560            82,012           78,392
                                                 ----------        ----------       -----------      -----------
Operating loss                                      (4,504)             (878)          (15,634)         (10,025)
Interest expense                                    (4,599)           (4,654)          (13,496)         (14,265)
Other income, net                                      138               447               261              887
                                                 ----------        ----------       -----------      -----------
Loss before income taxes                            (8,965)           (5,085)          (28,869)         (23,403)
Income tax benefit                                  (2,613)             (957)           (8,055)          (6,138)
                                                 ----------        ----------       -----------      -----------
Net loss                                            (6,352)           (4,128)          (20,814)         (17,265)
Accretion of redeemable convertible stock             (815)           (2,468)             (815)          (6,855)
                                                 ----------        ----------       -----------      -----------
Net loss attributable to common stock            $  (7,167)        $  (6,596)       $  (21,629)      $  (24,120)
                                                 ==========        ==========       ===========      ===========

Comprehensive loss:
    Net loss                                     $  (6,352)        $  (4,128)       $  (20,814)      $  (17,265)
    Foreign currency translation adjustment           (463)               (1)              (65)            (189)
                                                 ----------        ----------       -----------      -----------
    Comprehensive loss                           $  (6,815)        $  (4,129)       $  (20,879)      $  (17,454)
                                                 ==========        ==========       ===========      ===========

See accompanying Notes to Consolidated Financial Statements

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                              (Amounts in thousands)

                                                                    Nine Months Ended
                                                                         June 30,
                                                             ------------------------------
                                                                 1999              2000
                                                             ------------       -----------
OPERATING ACTIVITIES
Net loss                                                     $   (20,814)       $  (17,265)
Adjustments to reconcile net loss to net cash provided
    by (used in)operating activities:
    Depreciation                                                   6,613             6,809
    Amortization                                                  33,046            26,837
    Other, net                                                      (239)             (200)
    Changes in assets and liabilities, net of effects of
    businesses acquired:
        Trade accounts receivable                                 (6,113)           10,344
        Inventories                                                 (828)            4,317
        Investment in leases                                      (6,346)             (333)
        Deferred income taxes                                     (8,676)           (6,667)
        Prepaid expenses and other assets                         (1,448)            2,001
        Accounts payable                                          (1,759)           (7,006)
        Deferred revenue                                           3,088            (3,287)
        Accrued expenses and other current liabilities             2,591              (511)
                                                             ------------       -----------
Net cash provided by (used in) operating activities                 (885)           15,039

INVESTING ACTIVITIES
Purchase of property and equipment                                (4,550)           (2,046)
Capitalized computer software costs and databases                 (9,986)           (7,753)
Purchase of service parts                                         (2,306)           (1,419)
Acquisitions of businesses, net of cash acquired                    (375)                -
Other, net                                                           (73)              (96)
                                                             ------------       -----------
Net cash used in investing activities                            (17,290)          (11,314)

FINANCING ACTIVITIES
Issuance of Class A Common Stock                                  23,941
Proceeds from credit facility                                    100,050            71,000
Payment on debt facilities                                      (104,654)          (74,725)
Debt issuance costs                                               (1,978)                -
                                                             ------------       -----------
Net cash provided by (used in) financing activities               17,359            (3,725)
                                                             ------------       -----------

Net decrease in cash and cash equivalents                           (816)                -
Cash and cash equivalents, beginning of period                    (1,159)                -
                                                             ------------       -----------
Cash and cash equivalents, end of period                     $       343        $        -
                                                             ============       ===========

Supplemental disclosures of cash flow information
Cash paid during the period for:
    Interest                                                 $    10,564        $   11,826
                                                             ============       ===========
    Income taxes                                             $       441        $      180
                                                             ============       ===========
    Accretion of  redeemable Class A Common Stock            $       815        $    6,855
                                                             ============       ===========


See accompanying Notes to Consolidated Financial Statements

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Cooperative Computing Holding Company, Inc. ("Holding" or the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2000 may not be indicative of the results for the full fiscal year ending September 30, 2000. Holding has no assets or liabilities other than (1) its investment in its wholly owned subsidiary, Cooperative Computing, Inc. ("CCI") and (2) its Redeemable Convertible Class A Common Stock, the net proceeds of which were contributed in full to CCI; accordingly, these consolidated financial statements represent the operations of CCI and its subsidiaries.

Certain amounts in the three and nine months ended June 30, 1999 have been reclassified to conform to the presentation for the three and nine months ended June 30, 2000.

2.  SALE OF LEASE RECEIVABLES

Activity in the following servicing liability accounts (recorded in other liabilities in the Company's balance sheet) was as follows (in thousands):

                                      LEASE SERVICING      RECOURSE
                                         OBLIGATION       OBLIGATION
                                      ---------------  ---------------
Balance at September 30, 1999         $        1,769   $        7,680
Newly-created liabilities                        477            4,738
Charges and lease write-offs                    (951)          (3,492)
                                      ---------------  ---------------
Balance at June 30, 2000              $        1,295            8,926
                                      ===============  ===============


3.  INCOME TAXES

The Company recorded an income tax benefit for the three and nine months ended June 30, 2000 at an effective rate of approximately 26%, which is based on the Company's anticipated results for the full fiscal year. The amount of permanent differences that impact the effective tax rate are approximately the same for each of the periods presented.

The Company's benefit for income taxes differs from the amount computed by applying the statutory rate to loss before income taxes due to the impact of permanent differences, which consist primarily of goodwill amortization.

4.  INVESTMENT IN JOINT VENTURE

On May 31, 2000, the Company, along with other investors including the Company's majority stockholder, entered into a joint venture arrangement whereby the Company granted to the venture licenses to certain databases and software owned by the Company.

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

In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137, DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which is effective for fiscal years beginning after June 15, 2000. This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's financial statements for the year ending December 31, 2001. Management believes that this statement will not have a material impact on the Company's financial position or results of operations.

The FASB recently issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, (the "Interpretation"). The Interpretation provides guidance related to the implementation of APB 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The Interpretation is to be applied prospectively to all new awards, modifications to outstanding awards and changes in employee status on or after July 1, 2000. For changes made after December 15, 1998 to awards that affect exercise prices of the awards, the Company must prospectively account for the impact of those changes. Management does not believe the full adoption of the Interpretation will have a material impact on our financial condition or results of operations.

In June 1999, the FASB issued an Exposure Draft, ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS, an amendment of FASB Statement No. 125, which prescribes certain changes to the original pronouncement. The FASB is expected to issue the final amendment in August 2000. Once available, the current accounting practices of the Company may need to be changed and such changes could affect the Company's financial condition or results of operations.

6.  SEGMENT REPORTING

The Company's business operations are organized into two divisions, automotive and hardlines and lumber, as shown below. Additionally, a breakdown by geographic area of total revenues and total assets is disclosed. The Americas geographic area covers the U.S. and Canada. The Europe geographic area covers the United Kingdom, Ireland and France.


                                                                 Three Months Ended                 Nine Months Ended
                                                                      June 30,                           June 30,
                                                            ----------------------------       ---------------------------
                                                                1999            2000               1999           2000
                                                             ------------    ------------        -----------     -----------

Systems revenues:
    Automotive                                               $    14,876     $    8,272          $   36,339      $   28,013
    Hardlines and lumber                                           9,388          7,701              26,000          25,430
                                                             ------------    -----------         -----------     -----------
Total systems revenues:                                           24,264         15,973              62,339          53,443

Customer support and information services revenues:
    Automotive                                                    24,505         25,002              73,002          75,561
    Hardlines and lumber                                          12,895         13,666              38,217          39,789
                                                             ------------    -----------         -----------     -----------
Total customer support and information services revenues:         37,400         38,668             111,219         115,350

Finance revenues:
    Automotive                                                       427            574               1,630           1,495
    Hardlines and lumber                                             388            383               1,796           1,028
                                                             ------------    -----------         -----------     -----------
Total finance revenues:                                              815            957               3,426           2,523

Systems costs of revenues:
    Automotive                                                     8,582          5,123              22,850          22,026
    Hardlines and lumber                                           7,253          4,287              20,667          17,359
                                                             ------------    -----------         -----------     -----------
Total systems costs of revenues:                                  15,835          9,410              43,517          39,385

Services and finance cost of revenues:
    Automotive                                                    13,629         12,173              42,218          38,779
    Hardlines and lumber                                           8,470          8,333              24,871          24,785
                                                             ------------    -----------         -----------     -----------
Total services and finance cost of revenues:                      22,099         20,506              67,089          63,564

Sales and marketing:
    Automotive                                                     9,056          7,585              24,004          23,795
    Hardlines and lumber                                           6,617          5,139              19,270          14,498
                                                             ------------    -----------         -----------     -----------
Total sales and marketing:                                        15,673         12,724              43,274          38,293

Product development:
    Automotive                                                     2,359          2,583               7,350           7,614
    Hardlines and lumber                                             959            766               2,887           2,423
    Corporate                                                        326            195                 805             277
                                                             ------------    -----------         -----------     -----------
Total product development:                                         3,644          3,544              11,042          10,314

General and administrative                                         9,732         10,292              27,696          29,785
Interest expense                                                  (4,599)        (4,654)            (13,496)        (14,265)
Other income(expense), net                                           138            447                 261             887
                                                             ------------    -----------         -----------     -----------
Loss before income taxes                                     $    (8,965)    $   (5,085)         $  (28,869)     $  (23,403)
                                                             ============    ===========         ===========     ===========

Revenues:
    Americas                                                 $    60,986     $   54,110          $  172,462      $  166,864
    Europe                                                         1,493          1,488               4,522           4,452
                                                             ------------    -----------         -----------     -----------
Total revenues                                               $    62,479     $   55,598          $  176,984      $  171,316
                                                             ============    ===========         ===========     ===========

Assets:
    Americas                                                 $  289,667      $  243,757          $  289,667      $  243,757
    Europe                                                        4,815           4,278               4,815           4,278
                                                             -----------     ===========         -----------     ===========
Total assets                                                 $  294,482      $  248,035          $  294,482      $  248,035
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

General

The Company is the leading designer and provider of management information systems and services for the automotive parts aftermarket and the hardlines and lumber industry. The automotive parts aftermarket industry consists of the production, sale and installation of both new and remanufactured parts used in the maintenance and repair of automobiles and light trucks. The hardlines and lumber industry consists of the sale of products for residential and commercial building construction, maintenance and repair and agribusiness. The Company's system offerings are enhanced by extensive information services including specialized database products and customer support and maintenance services.

Historical Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Total revenues for the three months ended June 30, 2000 were $55.6 million, a decrease of $6.9 million, or 11.0% from the $62.5 million recorded in the prior year's period. The decrease was primarily attributed to the automotive division, which had a revenue decline of $6.0 million.

Total systems revenues for the three months ended June 30, 2000 were $16.0 million, compared to $24.3 million for the three months ended June 30, 1999, a decrease of $8.3 million, or 34.2%. Systems revenues for the automotive division for the three months ended June 30, 2000 decreased $6.6 million to $8.3 million, as compared to last year's similar period, a decrease of 44.3%. Systems revenues for the hardlines and lumber division for the three months ended June 30, 2000 decreased $1.7 million to $7.7 million, as compared to the three months ended June 30, 1999. The revenue decreases were primarily due to both market factors and sales strategy changes. The market factors include an unusually high level of automotive aftermarket consolidation activity during 1999 resulting in an increase in the amount of systems purchased during that time, an increase in systems purchased in 1999 to upgrade in anticipation of Y2K, and an unusually mild winter during 1999-2000 resulting in less automotive aftermarket parts sales and a corresponding decrease in system sales. Changes from an internal reorganization in both the automotive and hardlines and lumber divisions shifted one automotive sales model to a lower price point and focused on attracting more profitable new customers.

Total customer support and information services revenues were $38.7 million for the three months ended June 30, 2000, compared to $37.4 million for the three months ended June 30, 1999, an increase of $1.3 million, or 3.5%. For the three months ended June 30, 2000, customer support and information services revenues for the automotive division and the hardlines and lumber division increased $0.5 million to $25.0 million and increased $0.8 million to $13.7 million, respectively, as compared to the three months ended June 30, 1999. These increases are primarily due to improved product and service offerings that have attracted and retained customers.

At the consolidated level and the divisional levels, revenues from financing activities for the three months ended June 30, 2000 were comparable to the three months ended June 30, 1999.

Total cost of revenues were $30.0 million for the three months ended
June 30, 2000, compared to $38.0 million for the three months ended
June 30, 1999, a decrease of $8.0 million, or 21.1%. For the three months ended June 30, 2000, cost of revenues for the automotive division and the hardlines and lumber division decreased $4.9 million, or 22.1%, to $17.3 million, and decreased $3.1 million, or 19.7%, to $12.6 million, respectively, as compared to the three months ended June 30, 1999. The decrease is primarily due to the decrease in systems revenue.

Total cost of systems as a percentage of systems revenues was 58.9% for the three months ended June 30, 2000, compared to 65.3% for the three months ended June 30, 1999. Cost of systems revenues as a percentage of systems revenues for the automotive division were 61.9% and 57.7% for the three months ended
June 30, 2000 and 1999, respectively. The increased percentage is primarily due to experiencing relatively comparable manufacturing and implementation labor costs on lower systems revenue. Cost of systems revenues as a percentage of systems revenues for the hardlines and lumber division was 55.7% and 77.3% for the three months ended June 30, 2000 and 1999, respectively. This decrease is due to a decrease in software amortization due to certain assets acquired in February 1997 becoming fully amortized.

Total cost of revenues for services and finance were $20.5 million for the three months ended June 30, 2000, compared to $22.1 million for the three months ended June 30, 1999, a decrease of $1.6 million, or 7.2%. Cost of revenues for services and finance for the automotive division for the three months ended
June 30, 2000 decreased $1.5 million to $12.2 million, compared to the three months ended June 30, 1999. As a percentage of services revenues, cost of revenues for services and finance for the automotive division were 48.7% and 55.6% for the three months ended June 30, 2000 and 1999, respectively. Cost of revenues for services and finance for the hardlines and lumber division for the three months ended June 30, 2000 decreased $0.1 million to $8.3 million, compared to the three months ended June 30, 1999. As a percentage of services revenues, cost of revenues for services and finance for the hardlines and lumber division were 61.0% and 65.7% for the three months ended June 30, 2000 and 1999, respectively. These dollar and percentage decreases in both automotive and hardlines and lumber are due to savings from a reorganization of the Company's customer support organization.

Total operating expenses were $26.6 million for the three months ended June 30, 2000, compared to $29.0 million for the three months ended June 30, 1999, a decrease of $2.4 million, or 8.3%.

Total sales and marketing expense for the three months ended June 30, 2000 decreased $2.9 million to $12.7 million, as compared to the three months ended June 30, 1999. Sales and marketing expense for the automotive division for the three months ended June 30, 2000 decreased $1.5 million to $7.6 million, as compared to the three months ended June 30, 1999. As a percentage of revenue, sales and marketing expense for the automotive division was 22.4% and 22.7% for the three months ended June 30, 2000 and 1999, respectively. Sales and marketing expense for the hardlines and lumber division for the three months ended
June 30, 2000 decreased $1.5 million to $5.1 million, as compared to the three months ended June 30, 1999. As a percentage of revenue, sales and marketing expense for the hardlines and lumber division was 23.6% and 29.2% for the three months ended June 30, 2000 and 1999, respectively. The decrease in sales and marketing expense in both automotive and hardlines and lumber divisions is primarily due to a reorganization of product marketing and a reduction in sales personnel.

Total product development expenses for the three months ended June 30, 2000 decreased $0.1 million to $3.5 million, as compared to the three months ended June 30, 1999. As a percentage of revenue, product development expenses were 6.4% and 5.8% for the three months ended June 30, 2000 and 1999, respectively. Product development expenses for the automotive division for the three months ended June 30, 2000 increased $0.2 million to $2.6 million. The increase is primarily due to additional resources added during the second half of 1999, primarily in service dealer product development. As a percentage of automotive division revenue, product development expenses for the automotive division were 7.6% and 5.9% for the three months ended June 30, 2000 and 1999. Product development expenses for the hardlines and lumber division for the three months ended June 30, 2000 decreased $0.2 million to $0.8 million primarily due to decreased personnel costs. As a percentage of hardlines and lumber revenue, product development expenses for the hardlines and lumber division were 3.5% and 4.2% for the three months ended June 30, 2000 and 1999, respectively.

General and administrative expense for the three months ended June 30, 2000 were $10.3 million compared to $9.7 million for the three months ended June 30, 1999, an increase of $0.6 million, or 6.2%. As a percentage of revenues, general and administrative expense was 18.5% and 15.6% for the three months ended
June 30, 2000 and 1999, respectively. The increase in general and administrative expenses is primarily due to an increase in professional fees from an outside consulting firm that is reviewing the Company's operations offset slightly by a decrease in personnel costs.

Interest expense for the three months ended June 30, 2000 is comparable to the three months ended June 30, 1999. See "Liquidity and Capital Resources."

As a result of the above factors, the Company experienced a net loss of $4.1 million for the three months ended June 30, 2000, compared to a net loss of $6.4 million for the three months ended June 30, 1999, a decrease in loss of $2.3 million or 35.9%.

Nine Months Ended June 30, 2000 Compared to Nine Months Ended June 30, 1999

Total revenues for the nine months ended June 30, 2000 were $171.3 million, a decrease of $5.7 million, or 3.2%, from the $177.0 million recorded in the prior year's period. The decrease was primarily attributed to the automotive division, which had a revenue decline of $5.9 million.

Total systems revenues for the nine months ended June 30, 2000 were $53.4 million, compared to $62.3 million for the nine months ended June 30, 1999, a decrease of $8.9 million, or 14.3%. Systems revenues for the automotive division for the nine months ended June 30, 2000 decreased $8.3 million to $28.0 million, as compared to last year's similar period. Systems revenues for the hardlines and lumber division for the nine months ended June 30, 2000 decreased $0.6 million to $25.4 million as compared to the nine months ended June 30, 1999. The revenue decrease was primarily due to both market factors and sales strategy changes. The market factors include an unusually high level of automotive aftermarket consolidation activity during 1999 resulting in an increase in the amount of systems purchased during that time, an increase in systems purchased in 1999 to upgrade in anticipation of Y2K, and an unusually mild winter during 1999-2000 resulting in less automotive aftermarket parts sales and a corresponding decrease in system sales. Changes from an internal reorganization in both the automotive and hardlines and lumber divisions shifted one automotive sales model to a lower price point and focused on attracting more profitable new customers.

Total customer support and information services revenues were $115.4 million for the nine months ended June 30, 2000, compared to $111.2 million for the nine months ended June 30, 1999, an increase of $4.2 million, or 3.8%. For the nine months ended June 30, 2000, customer support and information services revenues for the automotive division and the hardlines and lumber division increased $2.6 million to $75.6 million and increased $1.6 million to $39.8, respectively, as compared to the nine months ended June 30, 1999. These increases are due to improved product and service offerings that have attracted and retained customers.

Revenues from financing activities for the nine months ended June 30, 2000 were $2.5 million, compared to $3.4 million for the nine months ended June 30, 1999, a decrease of $0.9 million, or 26.5%. Revenues from financing activities for the automotive division for the nine months ended June 30, 2000 decreased $0.1 million, or 6.3% to $1.5 million, due to a decrease in the volume of leases originated and sold during the period and a decrease in the percentage gain on the sale of the leases as compared to the nine months ended June 30, 1999. Revenues from financing activities for the hardlines and lumber division for the nine months ended June 30, 2000 declined $0.8 million to $1.0 million as compared to the nine months ended June 30, 1999. The decrease in finance revenues is due to a decrease in the volume of leases originated and sold during the period and a decrease in the percentage gain on the sale of the leases.

Total cost of revenues were $102.9 million for the nine months ended
June 30, 2000, compared to $110.6 million for the nine months ended
June 30, 1999, a decrease of $7.7 million, or 7.0%. For the nine months ended June 30, 2000, cost of revenues for the automotive division and the hardlines and lumber division decreased $4.3 million, or 6.6%, to $60.8 million, and $3.4 million, or 7.5%, to $42.1 million, respectively, as compared to the nine months ended June 30, 1999. The decrease is primarily due to the decrease in systems revenue.

Total cost of systems as a percentage of systems revenues was 73.7% for the nine months ended June 30, 2000, compared to 69.8% for the nine months ended
June 30, 1999. Cost of systems revenues as a percentage of systems revenues for the automotive division were 78.6% and 62.9% for the nine months ended
June 30, 2000 and 1999, respectively. The increased percentage is primarily due to experiencing relatively comparable manufacturing and implementation labor costs on lower system revenue. Cost of systems revenues as a percentage of systems revenues for the hardlines and lumber division was 68.3% and 79.5% for the nine months ended June 30, 2000 and 1999, respectively. This decrease is due to a decrease in software amortization due to certain assets acquired in February 1997 becoming fully amortized.

Total cost of revenues for services and finance were $63.6 million for the nine months ended June 30, 2000, compared to $67.1 million for the nine months ended June 30, 1999, a decrease of $3.5 million, or 5.2%. Cost of revenues for services and finance for the automotive division for the nine months ended
June 30, 2000 decreased $3.4 million to $38.8 million, compared to the nine months ended June 30, 1999. As a percentage of services revenues, cost of revenues for services and finance for the automotive division were 51.3% and 57.8% for the nine months ended June 30, 2000 and 1999, respectively. Cost of revenues for services and finance for the hardlines and lumber division for the nine months ended June 30, 2000 decreased $0.1 million to $24.8 million, or 0.4%, compared to the nine months ended June 30, 1999. As a percentage of services revenues, cost of revenues for services and finance for the hardlines and lumber division were 62.3% and 65.1% for the nine months ended June 30, 2000 and 1999, respectively. These dollar and percentage decreases in both automotive and hardlines and lumber are due to savings from a reorganization of the Company's customer support organization.

Total operating expenses were $78.4 million for the nine months ended June 30, 2000, compared to $82.0 million for the nine months ended June 30, 1999, a decrease of $3.6 million, or 4.4%.

Total sales and marketing expense for the nine months ended June 30, 2000 decreased $5.0 million to $38.3 million, as compared to the nine months ended June 30, 1999. Sales and marketing expense for the automotive division for the nine months ended June 30, 2000 decreased $0.2 million to $23.8 million as compared to the nine months ended June 30, 1999. As a percentage of revenue, sales and marketing expense for the automotive division was 22.6% and 21.6% for the nine months ended June 30, 2000 and 1999, respectively. Sales and marketing expense for the hardlines and lumber division for the nine months ended June 30, 2000 decreased $4.8 million to $14.5 million, as compared to the nine months ended June 30, 1999. As a percentage of revenue, sales and marketing expense for the hardlines and lumber division was 21.9% and 29.2% for the nine months ended June 30, 2000 and 1999, respectively. The decrease in sales and marketing expense in both automotive and hardlines and lumber divisions is primarily related to a reorganization of product marketing and a reduction in sales personnel.

Total product development expenses for the nine months ended June 30, 2000 decreased $0.7 million to $10.3 million, as compared to the nine months ended June 30, 1999. As a percentage of revenue, product development expenses were 6.0% and 6.2% for the nine months ended June 30, 2000 and 1999, respectively. Product development expenses for the automotive division for the nine months ended June 30, 2000 increased $0.2 million to $7.6 million, as compared to the nine months ended June 30, 1999. The increase is primarily due to additional resources added during the second half of 1999, primarily in service dealer product development. As a percentage of automotive division revenue, product development expenses for the automotive division were 7.2% and 6.6% for the nine months ended June 30, 2000 and 1999, respectively. Product development expenses for the hardlines and lumber division for the nine months ended June 30, 2000 decreased $0.5 million to $2.4 million primarily due to decreased personnel costs. As a percentage of hardlines and lumber division revenue, product development expenses for the hardlines and lumber division were 3.7% and 4.4% for the nine months ended June 30, 2000 and 1999, respectively.

General and administrative expense for the nine months ended June 30, 2000 were $29.8 million compared to $27.7 million for the nine months ended June 30, 1999, an increase of $2.1 million, or 7.5%. As a percentage of revenues, general and administrative expense was 17.4% and 15.6% for the nine months ended
June 30, 2000 and 1999, respectively. The increase in general and administrative expenses was primarily due to increases in professional fees from an outside consulting firm, which is reviewing the Company's operations and benefits expense due to higher claims offset slightly by a decrease in personnel costs.

Interest expense for the nine months ended June 30, 2000 was $14.3 million compared to $13.5 million for the nine months ended June 30, 1999, an increase of $0.8 million, or 5.9%. The increase in interest expenses is due to an increase in the base rates, Bank Prime and LIBOR, used in computing the interest charged to the Company and also to an increase in the spread over the base rate charged on certain components of the Company's Restated Senior Credit Facilities. The effect of the increase in interest rates was partially offset by a lower average balance of indebtedness for the comparable periods in the current fiscal year. See "Liquidity and Capital Resources."

As a result of the above factors, the Company experienced a net loss of $17.3 million for the nine months ended June 30, 2000, compared to a net loss of $20.8 million for the nine months ended June 30, 1999, a decrease in loss of $3.5 million or 16.8%.

Liquidity and Capital Resources

As of June 30, 2000, the Company had $178.0 million in outstanding indebtedness, a decrease of $3.9 million from September 30, 1999. The Company's outstanding indebtedness under its Restated Senior Credit Facilities at June 30, 2000 included $22.8 million borrowed on the Company's $50.0 million senior secured revolving credit facility under its Restated Senior Credit Facilities and $55.2 million of senior secured term loans. The remaining indebtedness consists of $100.0 million in aggregate principal amount of its 9% Senior Subordinated Notes due 2008.

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

In addition to servicing its debt obligations, the Company requires substantial liquidity for capital expenditures and working capital needs. The Company requires working capital as it funds its customer leasing operations and then periodically produces working capital as it liquidates its lease portfolio through discounting arrangements with banks and lending institutions. For the nine months ended June 30, 2000, the Company's capital expenditures were $11.2 million, which includes $7.8 million for capitalized computer software costs and databases. Additionally, the Company is obligated to pay a minimum royalty of $1.0 million through 2011 for a software license that the Company sublicenses to customers in the automotive industry.

The Company's Restated Senior Credit Facilities impose certain restrictions on the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. The Company must also meet certain tests relating to financial amounts and ratios defined in the Restated Senior Credit Facilities. As of June 30, 2000, the Company was in compliance with the financial tests required by the Restated Senior Credit Facilities.

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


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

          10.1 - Employment Agreement Amendment, dated June 27, 2000 between the Company and Michael A. Aviles

          27    - Financial Data Schedule.

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the three months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August, 2000.

                                       COOPERATIVE COMPUTING, INC.

                                       By: /s/ PAUL D. STONE
                                       Paul D. Stone
                                       Senior Vice President and
                                         Chief Administrative Officer

                                INDEX TO EXHIBITS


EXHIBIT NO.                    DESCRIPTION
-----------                    -----------
10.1                           Employment Agreement Amendment dated June 27, 2000 between the Company and Michael A. Aviles

27                             Financial Data Schedule.
