Form 10-K
period 2000-09-30
COOPERATIVE COMPUTING INC /DE/
filed 2000-12-28
CIK 1059103

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 333-49389

                           COOPERATIVE COMPUTING, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                94-2160013
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

    804 LAS CIMAS PARKWAY, SUITE 200
              AUSTIN, TEXAS                               78746
(Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code:  512-328-2300

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 Class                      Outstanding at December 22, 2000
                 -----                        ----------------------------
             Common Stock                             1,000 Shares


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

                        USE OF TRADEMARKS AND TRADENAMES

Several trademarks and tradenames appear in this Annual Report on Form 10-K. Automotive Aftermarket Information Highway, J-CON, A-DIS, Triad Prism, ServiceExpert, Series 12, The Paperless Warehouse, MarketPACE, RepairSource, Telepart, InterChange, Aftermarket Connex, Telepricing, VISTA, Lasercat, Lasercat 2000, Triad Servicewriter and CCI Autobahn are federally registered trademarks of the Company. Other trademarks of the Company include CCI/Triad Ultimate, CCI/Triad Prism, Eclipse, Triad Eagle, Pace, LaborGuide, True Start, CCI/Triad, CCI, Triad, PartInsight, ePartExpert, LOADSTAR, Checkmate, Orion, Compass, Triad CSD, Triad Falcon, and Triad Gemini. Other trademarks and tradenames are used in this Annual Report on Form 10-K that identify other entities claiming the marks and names of their products. The Company disclaims proprietary interest in such marks and names of others. References herein to Snap-on, TruServ, Ace Hardware, AutoZone, Discount Auto Parts, Pep Boys, Home Depot, Lowe's, Mitchell, Sears, Midas and Aamco mean, respectively, Snap-on Incorporated, Cotter & Company, Ace Hardware Corporation, AutoZone, Inc., Discount Auto Parts, Inc., The Pep Boys - Manny, Moe & Jack, The Home Depot, Inc., Lowe's Home Centers, Inc., Mitchell Repair Information Company, Sears, Roebuck and Co., Midas International Corporation and Aamco Transmissions, Inc.

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

Old CCI was founded in 1976 with a focus on a diverse segment of businesses, including the automotive parts aftermarket. As the automotive parts aftermarket began to experience significant growth and moved toward computerization, the Company expanded its automotive parts customer base and developed a wider range of products and services.

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

AUTOMOTIVE DIVISION

AUTOMOTIVE PARTS AFTERMARKET INDUSTRY OVERVIEW

The automotive parts aftermarket industry consists of the sale of automotive parts, accessories, lubricants, chemicals, tires, and repair services. It is estimated to generate approximately $160 billion in revenue for 2000 according to the Automotive Aftermarket Industry Association.

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

    Service dealers consist of independent professional dealer/installers and specialized shops affiliated with national chains, such as Midas and Aamco. The service dealer segment has experienced slow consolidation over the last 10 to 15 years. Throughout the 1970s, full service stations providing gasoline, automotive accessories and repairs, and independent repair garages had the largest share of the service dealer market. During the early 1980s, service stations lost market share to general repair national chain stores and specialized shops. However, the Automotive Division believes that since the late 1980s, the market share of service stations and independent garages has remained relatively stable.

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

AUTOMOTIVE RECYCLING INDUSTRY OVERVIEW

The automotive recycling industry consists of the sale of used auto parts that have been reclaimed from wrecked automobiles. Buyers of these parts are auto body and collision repair shops, service dealers and "do-it-yourselfers."

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

  o Warehouse Distributor. The Automotive Division has four products available to meet the needs of warehouse distributors. One of these products, the A-DIS system, provides applications for the management of large warehouse distributors, handling complex inventory management issues, parts purchasing, product pricing, parts returns management, sales history and complete financial management services. The A-DIS product is fully connected to the CCI AutoBahn product, as well as to the J-CON product, a PSO product, and to the ServiceExpert EZ product for service dealers. In addition, the Series 12 and CCI/Triad Prism products have connectivity and limited integration with A-DIS. A second product, CCI/Triad Ultimate, is designed and targeted at regional and local warehouse distributors or at national distributors that primarily service stores in a compact geographic area that are looking to manage multiple locations and inventories on a single system. A third product is the Paperless Warehouse product which is fully integrated with the A-DIS and CCI/Triad Ultimate products. This product incorporates radio frequency wireless networking, barcode scanning and handheld computing technology to improve the efficiency of the receive, pick and ship functions of the warehouse. The last product in this category is the PartInsight Data Warehouse. The product can be connected to all the Auto Division's warehouse and PSO applications as well as third party applications. It provides a data hub capability to allow large buying groups to have information on a virtual entity basis.

  o Parts Sales Outlet. The Automotive Division currently markets four products to PSOs: J-CON, Eclipse, CCI/Triad Prism and LaserCat 2000. These products all operate on platforms that are assembled and integrated by the Automotive Division. The J-CON product was developed for the management of PSOs that are members of a national account program, trade principally with a single warehouse and are connected to that warehouse by an A-DIS system. The J-CON product also allows the PSO to connect with service dealers through the ServiceExpert EZ product. The J-CON product serves as an inventory management and electronic purchasing tool. The Eclipse product tracks inventory, performs accounting functions and executes point-of-sale operations such as invoicing and billing. The CCI/Triad Prism product is designed to meet the needs of both national and independent PSOs as well as PSOs in a two-step distribution process. The LaserCat 2000 product is a stand alone CPU used by the PSO to access and use the Automotive Division's various information services products. The Automotive Division also maintains and supports Series 12, loadSTAR and LaserCat products.

  o Service Dealer. The Automotive Division has two groups of products that it markets to service dealers, ServiceExpert EZ and PACE, which are focused to specific segments of the service dealer market. The ServiceExpert EZ family of products offers a range of shop management solutions which blends the Automotive Division's databases, software applications, detailed labor estimates and recommended vehicle service intervals with the latest in workstation technology, incorporating easy-to-use pull-down windows. The ServiceExpert EZ products can create printed repair estimates, automated work orders and maintain individual vehicle records and histories, enabling users to notify customers of required preventive maintenance and create other special promotions tailored to the service dealers' individual customer base. ServiceExpert EZ can be connected to the Automotive Division's PSO and warehouse distributor products to allow parts inquiry and ordering functions in the service dealer's parts supplier network. The ServiceExpert EZ products, which are available as software only and as hardware/software bundled products, can be configured from a simple estimator product (marketed as ServiceEstimator II) to a full shop management system that includes inventory management. The PACE product is specifically tailored to the Canadian service dealer market and is exclusively marketed in Canada. The Automotive Division also maintains the Triad ServiceWriter products.

AUTOMOTIVE RECYCLING SYSTEMS

The Automotive Division's automotive recycling products provide yard management and parts locator functionality that fits the needs of the smallest to the largest automotive recycling yards as follows:

  o Checkmate. The Checkmate system is a complete yard management system that provides inventory control, point of sales and back office accounting functions. This system is delivered with the industry standard Hollander

    Interchange, which the Automotive Division licenses from Automated Data Systems ("ADS"). The Checkmate system also integrates the Orion satellite based parts locator system.

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

The Automotive Division typically provides a limited warranty on its systems ranging from 30 to 90 days. The Automotive Division also sells a variety of post sale support programs through its system support agreements, including on-site preventive and remedial maintenance, hardware engineering modifications, depot repair services and daily system operating support by phone. The Automotive Division's customers can call the Automotive Division's AdviceLine service, which gives them access to trained personnel able to perform on-line diagnostics or to field engineers if on-site service is necessary. CCI has developed a Web-based product called Entrypoint that allows customers direct access to a call tracking system, on-line product training courses, and on-line knowledge base. These features allow customers to request support services, review specific calls or their entire call history, increase employee system knowledge through on-line coursework, or search a knowledge base to obtain immediate answers to questions. Virtually all new system customers enter into system support agreements, and most retain such service agreements as long as they own the system. Monthly fees vary with the system size and configuration. The agreements are generally one year in length with 30 to 90 day cancellation notice periods.

The Automotive Division offers training for new and existing customers at the facilities of both the Automotive Division and its customers. In addition to training in system operations and software enhancements, the Automotive Division offers seminars and workshops to assist customers in understanding the capabilities of their systems.

For many of the Automotive Division's large automotive warehouse distributor customers, the Automotive Division provides information facilities management services. Many of these are facilitated through a limited partnership arrangement. Through these arrangements, the Automotive Division provides customers with on-site managers and employees experienced in warehouse and store applications to operate the customers' computer facilities.

INFORMATION SERVICES

The Company provides electronic catalogs, bar codes, related repair information, and reports based on point-of-sale activity through a variety of information services. These proprietary database products and services generate recurring revenues through monthly subscription fees and differentiate the Company's products from those of its competitors. The Company offers information services to its automotive parts aftermarket industry customers, including distributors, manufacturers and retail parts and services chains.

  o Electronic Catalog. The Company's electronic catalog products provide access to a database of over 17 million automobile part applications for 2,800 automotive aftermarket product lines. These products virtually eliminate the time consuming and cumbersome use of printed catalogs and are designed to increase productivity and accuracy in parts selection and handling. Software on the warehouse distributor, PSO and service dealer systems enables the user to access the electronic catalog database. Customers use the catalog feature within their warehouse distributor, PSO, or service dealer system to identify parts associated with a specific vehicle. The Company charges a monthly subscription fee for its electronic catalog database and provides customers with periodic updates. At September 30, 2000, approximately 10,000 distributor locations, 3,000 retail locations, and 9,000 service locations subscribed to the Company's electronic catalogs service.

  o ePartExpert. The Company's electronic catalog database is available in a format designed for Internet use. Named ePartExpert, the database and access software have been modified to enable consumers and service professionals to look-up automotive product applications for themselves, view diagrams and select the parts for their vehicle.

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

  o MarketPACE. Inventory is the most costly asset for automotive parts distributors. The typical parts store can only afford to stock one of every five parts offered by their primary suppliers. Deciding which parts to stock to meet local market needs is a critical job. The Company's MarketPACE service provides all the information needed to pick an optimal assortment of parts to stock in any location in the U.S. Using vehicle registration data licensed from Polk, plus part replacement rates derived from sales activity in the customer base, MarketPACE forecasts local demand by ZIP code for every part in a product line. Stores can increase sales and inventory turns by stocking the parts with the best forecasts. The MarketPACE process and products are protected by patents owned by the Company.

SALES AND MARKETING

The Automotive Division markets its products to the automotive parts aftermarket through a geographically-based direct sales force and a telesales/telemarketing organization with approximately 123 employees. Incentive pay is a significant portion of the total compensation package for all sales representatives and sales managers. Additionally, the Automotive Division leverages its relationships with large warehouse distributors through its National Account Program, in which these accounts resell PSO systems to either company owned stores or to other customers that are closely associated to the warehouse distributor.

INTERNET INITIATIVES

On May 31, 2000, the Company, along with its majority stockholder, Hicks Muse, entered into a joint venture arrangement with other investors to form Internet Autoparts, Inc. ("IAP"). The Company granted licenses to the new venture. IAP will provide the automotive aftermarket with a Web-based parts ordering and communications platform linking automotive service providers and wholesale distributors. CCI granted certain licenses to IAP in return for a one-third interest in IAP. IAP will be powered by CCI's Web-based parts catalog, ePartExpert, and will have access to CCI's communications gateway, AConneX, which will provide seamless communications among the various CCI business platforms and third-party management systems.

Two other Internet related products are PartInsight(TM) and EntryPoint(TM). PartInsight(TM), CCI's data warehouse product, has also been Web enabled for user access providing improved user access. PartInsight(TM) assists companies in managing their business through providing business intelligence solution sets in areas of sales, margin, national accounts, customers and inventory analysis. EntryPoint(TM) is a new Web support application portal that provides customers online problem submission, issue tracking, access to support knowledge base, product manuals, and online product training courses.

HARDLINES AND LUMBER DIVISION

INDUSTRY OVERVIEW

The hardlines and lumber industry consists of the sale of products for residential and commercial building construction, maintenance and repair, lawn and garden, and agribusiness. Management estimates that this industry, comprised primarily of hardware retailers, home centers, lumber and building materials suppliers and manufacturers, agribusiness retailers, lawn and garden retailers and paint retailers, generated over $163 billion in revenues in 2000. This market is segmented primarily into three groups:

  o Top 10 Market. The ten largest retailers in the hardlines and lumber industry (the "Top 10") represent over 2,600 stores and accounted for approximately 40% of the annual industry sales volume. The Top 10 include mass merchandisers such as Home Depot, Lowe's and Sears. As a result of their size, it is generally more cost effective for the Top 10 to develop and support their own systems, and, therefore, the Top 10 do not purchase systems from the Hardlines and Lumber Division. The Hardlines and Lumber Division believes that the growth of the Top 10 generally has driven the need to reduce costs and pursue consolidation strategies throughout the industry. The Top 10 have been able to reduce costs and improve merchandising efficiency through economies of scale and the implementation of automated retail systems. In order to remain competitive, companies outside the Top 10 need to increase their merchandising efficiencies and productivity.

  o Top 11-500 Market. The 500 largest retailers in the hardlines and lumber industry, excluding the Top 10, is estimated to account for approximately 20% of the industry's annual sales volume. There are approximately 4,200 stores in this market, of which a majority are lumber and home center businesses. This market is fragmented and has experienced consolidation as firms try to compete with the Top 10. In addition, this market has been a significant source of revenues as firms upgrade existing systems and shift from in-house systems to turnkey systems produced by the Hardlines and Lumber Division. The Hardlines and Lumber Division believes that retailers will continue to upgrade systems as the industry continues to respond to competition and innovation by the Top 10.

  o Top 500+ Market. The hardlines and lumber retailers which do not rank in the Top 500 (the "Top 500+") are typically smaller, independent stores with a niche focus. Management believes that there are approximately 34,000 stores in this market, which accounted for nearly 40% of the industry annual sales volume. This market is fragmented and has experienced limited consolidation. The Hardlines and Lumber Division believes the majority of this market is affiliated with cooperatives, which encourage their members to install computerized point-of-sale and store management systems to more effectively compete with the rest of the industry. The Hardlines and Lumber Division believes the larger stores in this segment will continue to represent a large portion of the Hardlines and Lumber Division's revenue base as firms upgrade their computer systems in order to protect their niche market positions.

Drivers of Computerization. Computerization within the hardlines and lumber industry has been predominantly driven by the Top 10 which have expanded their business throughout the United States by providing products and services by using a mass merchandising format. As a result of this strategy, hardlines and lumber consumers have been able to purchase products and services cheaper from the Top 10 than was traditionally available. This has driven the Top 11-500 Market and the Top 500+ to computerize in order to reduce costs and improve service to maintain their market positions.

PRODUCTS AND SERVICES

The Hardlines and Lumber Division's software and systems, together with its full range of services, provide comprehensive business solutions targeted to the hardlines and lumber industry. The Hardlines and Lumber Division provides standard application programs that include user options allowing the selective structuring of applications files and reports to meet customers' specific requirements. In addition, the Hardlines and Lumber division provides point of sale product movement information services to manufacturers.

PRINCIPAL PRODUCTS

The Hardlines and Lumber Division's hardlines and lumber systems automate inventory control, point-of-sale functions (such as invoicing and billing), payroll, accounting and purchase orders. The Hardlines and Lumber Division's principal go forward systems products are as follows:

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

In addition to the principal go forward products, the Hardlines and Lumber Division also maintains several legacy products. The Hardlines and Lumber Division expects the customers of these products to migrate to the Triad Eagle or Triad Falcon over the next few years.

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

The Hardlines and Lumber Division typically provides a limited warranty on its systems ranging from 30 to 90 days. The Hardlines and Lumber Division also sells a variety of post sale support programs through its system support agreements, including on-site maintenance, depot repair services and daily system operating support by phone. The Hardlines and Lumber Division's customers can call the Hardlines and Lumber Division's AdviceLine service which gives them access to trained personnel able to perform on-line diagnostics or to field engineers if on-site service is necessary. Virtually all new system customers enter into system support agreements, and most retain such service agreements as long as they own the system. Monthly fees vary with the system size and configuration.

The Hardlines and Lumber Division offers training for new and existing customers at both its facilities and the facilities of its customers. In addition to training in system operations and software enhancements, the Hardlines and Lumber Division offers seminars and workshops to assist customers in understanding the capabilities of their systems.

INFORMATION SERVICES

The Hardlines and Lumber Division markets database services to manufacturers with a product called VISTA. VISTA information services provide product manufacturers with ongoing measurement of brand and item movement with major product classifications using point-of-sale business analysis data from independent hardware stores, home centers and lumber and building materials outlets. Information provided by VISTA give manufacturers' insight into how a specific product or brand performs against its competitors and the market in general.

SALES AND MARKETING

The Hardlines and Lumber Division markets its products and services to the hardlines and lumber industry through a geographically-based direct and telesales/telemarketing sales force of approximately 58 employees. Incentive pay is a significant portion of the total compensation package for all sales personnel.

The Hardlines and Lumber Division's marketing approach in the hardlines and lumber industry has been to develop close relationships with key market influencers. This strategy includes obtaining endorsements and developing exclusive relationships, distributor partnerships and other alliances. Currently, the Hardlines and Lumber Division enjoys over 22 such relationships in the industry. The goal of this relationship program is to enhance the productivity of the field sales team and create leveraged selling opportunities for system sales, information services and support revenues.

In March 2000 CCI and TruServ Corporation entered into an exclusive agreement to develop, market and support a modified version of the Triad Eagle System to TruServ's 9,500 store locations. In September 2000 Ace Hardware Corporation entered into an exclusive agreement to market and sell a modified Triad Eagle System named EagleVision to its approximately 5,000 dealers. These systems are based on a Windows version of the Triad Eagle System which became available in FY 2000. These agreements have allowed a streamlining of the distribution channel and reductions in direct sales costs.

CORPORATE SERVICES

CUSTOMER FINANCING

The Company believes that its ability to offer lease financing to its customers shortens the sales cycle by eliminating the need for third party financing and provides a competitive advantage in marketing and promoting the Company's products. The Company offers such financing through its wholly owned subsidiary, Triad Systems Financial Corporation ("Triad Financial"). These financing leases are noncancelable with terms from one to five years. At September 30, 2000, Triad Financial had a portfolio of outstanding leases to over 7,300 customers with a balance of approximately $91.8 million.

Historically, the Company has sold lease receivables via short-term lending agreements with banks and other financial institutions. At the time of sale, the Company records the newly-created servicing liabilities (lease servicing obligation and recourse obligation) at their estimated fair value. Gains resulting from the sale of lease receivables are reflected in finance revenue.

The short-term financing agreements contain restrictive covenants, which allow the Company to sell only while in compliance with covenants contained in the agreements. In the event of noncompliance, the banks and lending institutions could assume administrative control (servicing) of the lease portfolio and could discontinue future transactions under the discounting programs. During the year ended September 30, 2000, the Company was in compliance with such covenants, and management believes that it will be able to maintain compliance with such covenants in the foreseeable future.

Pursuant to the discounting agreements, the Company is contingently liable for losses in the event of lessee nonpayment up to stated recourse limits (up to 15% of the aggregate initial proceeds adjusted for certain expenses and payments remitted on the leases) and full recourse on lease receivables discounted that do not meet certain requirements established by the bank or lending institutions.

At September 30, 2000, the contingent liability for leases sold was approximately $28.4 million. The Company provides for the fair value of the recourse obligation based upon an analysis that considers among other things, the creditworthiness of the lease receivable, the recourse provision the lease receivable is subject to and the Company's historical experience, which includes loss recoveries through resale of repossessed systems.

SYSTEM INTEGRATION AND ASSEMBLY

The Company does not manufacture the hardware components of its systems, but the Company does assemble and integrate its products with hardware components and software products of third party vendors. As of September 30, 2000, the Company employed approximately 75 employees in its system integration operation.

The Company utilizes a just-in-time inventory system to help ensure that efficient cost controls are in place. The commodity nature of the component business ensures a consistent supply of required components. In addition to the external customer base, the Company's manufacturing facility also produces engineering workstations and personal computers for internal use.

SOFTWARE DEVELOPMENT AND TECHNOLOGY

The Company has approximately 200 copyrights and approximately 70 registered trademarks. The Company attempts to protect its proprietary information in a number of ways. First, the Company distributes its software through licensing agreements, which require licensees to acknowledge the Company's ownership of the software and the confidential nature of the Company's proprietary information. Secondly, all Company personnel are required to assign all rights of such personnel to inventions, patents and confidential information to the Company and to agree to keep confidential and not disclose to third parties the Company's proprietary information. Finally, the Company requires that all other third parties producing or receiving proprietary information of the Company execute an assignment, confidentiality and non-disclosure agreement.

Product development expense in fiscal 1998, 1999, and 2000 was $15.4 million, $14.9 million, and $11.4 million, respectively.

CUSTOMERS AND SUPPLIERS

No single customer accounted for more than 10% of the Company's total sales in fiscal 2000. The Company has a significant number of suppliers predominantly associated with its assembly operations. The Company does not obtain more than 10% of its components from a single supplier.

EMPLOYEES

As of September 30, 2000, the Company had approximately 1,700 employees, none of whom were represented by unions. The Company has not experienced any labor problems resulting in a work stoppage and believes it has good relations with its employees.

SEGMENT REPORTING

See Note 18 of Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES.

Other than its Newton, New Jersey facility, the Company does not own any real property. The Company's properties include assembly, software development and data entry facilities and administrative, executive, sales, and customer support offices. The Company's principal executive offices are located at 804 Las Cimas Parkway, Suite 200, Austin, Texas 78746. The Company considers its properties to be suitable for their present and intended purposes and adequate for the Company's current level of operations.

Listed below are the principal properties operated by the Company as of December 22, 2000.

                                APPROX.
                                  SIZE                                                          LEASE
           LOCATION            (SQ. FT.)                  DESCRIPTION OF USE                 TERMINATION
           --------             --------                   ------------------                -----------
Owned:
  Newton, New Jersey               28,000  Administrative; software development                  NA

Leased:
  Livermore, California           220,000  Divisional executive offices; software               2002
                                            development; data entry; sales; administrative
  Austin, Texas                    70,000  Principal and divisional executive offices;          2006
                                            software development; sales; administrative
  Austin, Texas                    49,000  Systems integration and assembly                     2002
  Austin, Texas                    36,000  Administrative                                       2002
  Denver, Colorado                 25,000  Administrative; software development                 2005
  Longford, Ireland                21,000  Data entry; administrative; sales                    2027
  Florence, Alabama                18,000  Administrative; sales; customer support              2001
  Austin, Texas                    19,000  Data entry                                           2005
  Plymouth, Minnesot                4,000  Administrative; sales and customer support           2001
  Toronto, Canada                   8,600  Sales                                                2002

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the Company's security holders in the Company's fourth fiscal quarter in 2000.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established public trading market for any class of the Company's common equity. All of the Company's common stock is held by Cooperative Computing Holding Company, Inc., a Delaware corporation ("Holding"). Neither the Company nor Holding paid any dividends in fiscal 2000, nor do they anticipate paying any dividends in the foreseeable future. The Company's ability to pay such dividends is limited by the terms of the Company's Restated Senior Credit Facilities (as herein defined). See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial data of the Company for the years ended November 30, 1996, the ten-month period ended September 30, 1997, and the years ended September 30, 1998, 1999 and 2000. The balance sheet data as of September 30, 1999 and 2000, and the statement of operations data for the years ended September 30, 1998, 1999, and 2000 set forth below are derived from the audited consolidated financial statements of the Company included elsewhere herein. The balance sheet data as of September 30, 1997, and the statement of operations data for the ten months ended September 30, 1997 set forth below are derived from the audited consolidated financial statements of the Company that are not included herein. The consolidated financial statements for the periods ended September 30, 1997, 1998, 1999, and 2000 include the accounts of Holding and CCI. Holding has no assets or liabilities other than (1) its investment in its wholly owned subsidiary CCI and (2) its Redeemable Convertible Class A Common Stock, the net proceeds of which were contributed in full to CCI (see
Note 12 to audited consolidated financial statements); accordingly these consolidated financial statements represent the operations of CCI and its subsidiaries. The balance sheet data as of November 30, 1996 and the statement of operations data as of November 30, 1996 set forth below are derived from audited consolidated financial statements of Old CCI and the Company not included herein. The selected financial data below should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the audited consolidated financial statements of the Company included elsewhere herein.

                                                     OLD CCI                                 CCI
                                                   ------------  ------------------------------------------------------------
                                                                  TEN-MONTH PERIOD
                                                    YEAR ENDED         ENDED                       YEAR ENDED
                                                   NOVEMBER 30,    SEPTEMBER 30,                  SEPTEMBER 30,
                                                       1996             1997            1998          1999          2000
                                                   ------------  -----------------   -----------  ------------   -----------
STATEMENT OF OPERATIONS DATA:                                                (Dollars in Thousands)
 Revenues                                          $  36,734     $       140,316    $ 227,221     $ 240,745     $ 223,919
 Cost of revenues                                     21,857              84,464        143,516     151,866       130,881
                                                   ----------    ----------------   ----------    ----------    ----------
 Gross profit                                         14,877              55,852       83,705        88,879        93,038
 Sales and marketing                                   2,038              28,161       51,426        65,556        49,986
 Product development                                   8,347              11,890       15,401        14,932        11,441
 General and administrative                            2,992              19,929       35,413        38,200        41,611
 Write off of purchased in-process research and
 development                                               -              23,100            -             -             -
                                                   ----------    ----------------   ----------    ----------    ----------
 Total operating expenses                             13,377              83,080      102,240       118,688       103,038
 Operating income (loss)                               1,500             (27,228)     (18,535)      (29,809)      (10,000)
 Interest expense                                          -              (8,403)     (15,868)       18,512        18,872
 Other income (expense), net                           4,231(1)              443          766           175         1,108
                                                   ----------    ----------------   ----------    ----------    ----------
 Income (loss) before income taxes and                                                               (48,146)
 extraordinary charge                                  5,731             (35,188)     (33,637)                    (27,764)
 Income tax benefit                                        -               1,001        8,731        11,120         4,691
                                                   ----------    ----------------   ----------    ----------    ----------
 Income (loss) before extraordinary charge             5,731             (34,187)     (24,906)      (37,026)      (23,073)
 Extraordinary charge, net of taxes                        -                   -        3,017             -             -
                                                   ----------    ----------------   ----------    ----------    ----------
 Net income (loss)                                     5,731             (34,187)     (27,923)      (37,026)      (23,073)
 Accretion of redeemable convertible stock                 -                   -            -         3,020         9,834
                                                   ----------    ----------------   ----------    ----------    ----------
 Net income (loss) attributable to common stock    $   5,731     $       (34,187)   $ (27,923)    $ (40,046)    $ (32,907)
                                                   ==========    ================   ==========    ==========    ==========
UNAUDITED PRO FORMA INFORMATION:(2)
 Historical income (loss) before provision for
 income taxes                                      $   5,731     $       (35,188)
 Pro forma income tax (provision) benefit             (1,931)              2,392
                                                   ----------    ----------------
 Pro forma net income (loss)                       $   3,800     $       (32,796)
                                                   ==========    ================
BALANCE SHEET DATA (AT END OF PERIOD):
 Cash and cash equivalents                         $   4,004     $         1,633    $   1,159     $       -     $     679
 Working capital (deficit)                            (3,490)                603        6,101        12,146         1,931
 Total assets                                         18,763             307,940      300,849       286,803       245,184
 Total debt, including current maturities              5,089(3)          144,967(4)   183,318(4)    181,848(4)    178,600(4)
 Stockholders' equity (deficit)                        5,227              53,699       25,363       (14,494)      (48,455)

------------

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

GENERAL

The Company is the leading designer and provider of management information systems and services for the automotive parts aftermarket and the hardlines and lumber industry. The automotive parts aftermarket industry consists of the production, sale and installation of both new and remanufactured parts used in the maintenance and repair of automobiles and light trucks. The hardlines and lumber industry consists of the sale of products for residential and commercial building construction, maintenance and repair and agribusiness. The Company's system offerings are enhanced by extensive information services featuring highly specialized database products and customer support and maintenance services. These products and services are designed to significantly improve the profitability of the Company's customers and, in turn, provide the Company with a stable customer base as well as a receptive market for new products. The revenues associated with customer support and information services are of a recurring nature and represented approximately 69% of total revenues in fiscal 2000. The Company's total revenues for the year ended September 30, 2000 were $223.9 million.

HISTORICAL RESULTS OF OPERATIONS

Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

Revenues for the year ended September 30, 2000 were $223.9 million compared to $240.7 million for the year ended September 30, 1999, a decrease of $16.8 million or 7%. For the year ended September 30, 2000, revenues for the Automotive Division decreased $14.6 million, or 10%, to $135.4 million as compared to the year ended September 30, 1999. For the year ended September 30, 2000, revenues for the Hardlines and Lumber Division decreased $2.2 million, or 3%, to $88.5 million as compared to the year ended September 30, 1999.

Systems revenues for the year ended September 30, 2000 were $66.0 million compared to $86.8 million for the year ended September 30, 1999, a decrease of $20.8 million or 24%. Systems revenues for the Automotive Division for the year ended September 30, 2000 decreased $16.8 million to $33.0 million as compared to the year ended September 30, 1999. Systems revenues for the Hardlines and Lumber Division for the year ended September 30, 2000 decreased $4.0 million to $33.0 million as compared to the year ended September 30, 1999. The revenue decrease was primarily due to both market factors and sales strategy changes. The market factors include an unusually high level of automotive aftermarket consolidation activity during 1999 resulting in an increase in the amount of systems purchased during that time, an increase in systems purchased in 1999 to upgrade in anticipation of Y2K, and an unusually mild winter during 1999-2000 resulting in lower automotive aftermarket parts sales and a corresponding decrease in system sales. Additionally changes from an internal reorganization in both the Automotive Division and Hardlines and Lumber Division shifted one automotive sales model to a lower price point and focused on attracting more profitable new customers.

Customer support and information services revenues were $154.6 million for the year ended September 30, 2000 compared to $148.9 million for the year ended September 30, 1999, an increase of $5.7 million or 4%. Customer support and information services revenues for the Automotive Division for the year ended September 30, 2000 increased $2.9 million to $100.6 million as compared to the year ended September 30, 1999, primarily due to improved product and service offerings that have attracted and retained customers. Customer support and information services revenues for the Hardlines and Lumber Division for the year ended September 30, 2000 increased $2.8 million to $54.0 million as compared to the year ended September 30, 1999. The main growth is from the information services groups which grew a combined $2.5 million. Contributing to the Automotive Division's information services growth is the improvement of the timeliness of the catalog data entry which caused the catalog product to be an improved product in fiscal 2000. This increase in the Hardlines and Lumber Division's revenues is due to an increase in the installed base of customers, Vista product growth, growth in the sales of point-of-sale information and data warehouse products, and price increases.

Revenues from financing activities for the year ended September 30, 2000 were $3.3 million compared to $5.1 million for the year ended September 30, 1999, a decrease of $1.8 million or 35%. Revenues from financing activities for the Automotive Division for the year ended September 30, 2000 declined $0.7 million to $1.8 million as compared to the year ended September 30, 1999. Revenues from financing activities for the Hardlines and Lumber Division for the year ended September 30, 2000 declined $1.1 million to $1.5 million as compared to the year ended September 30, 1999. The decrease in finance revenue is primarily due to a decrease in the volume of leases originated and sold during the period and a decrease in the percentage gain on the sale of the leases as compared to the year ended September 30, 1999.

Cost of revenues were $130.9 million for the year ended September 30, 2000 compared to $151.9 million for the year ended September 30, 1999, a decrease of $21.0 million or 14%. For the year ended September 30, 2000, cost of revenues for the Automotive Division decreased $11.6 million or 13%, to $77.2 million as compared to the year ended September 30, 1999. For the year ended September 30, 2000, cost of revenues for the Hardlines and Lumber Division decreased
$9.3 million, or 15%, to $53.7 million as compared to the year ended
September 30, 1999.

Cost of systems revenues were $47.0 million for the year ended September 30, 2000 compared to $60.7 million for the year ended September 30, 1999, a decrease of $13.7 million or 23%. Cost of systems revenues for the Automotive Division for the year ended September 30, 2000 decreased $5.9 million to $25.5 million as compared to the year ended September 30, 1999, due to lower system sales. Cost of systems revenues for the Hardlines and Lumber Division for the year ended September 30, 2000 decreased $7.7 million to $21.5 million compared to the year ended September 30, 1999. The decrease in systems cost of sales is primarily due to lower system sales, lower depreciation and amortization expense due to certain fixed and intangible assets becoming fully amortized, and lower implementation costs due to a reorganization of the implementation group. Cost of systems revenues as a percentage of system revenues for the Automotive Division were 77% and 63% for the year ended September 30, 2000 and 1999, respectively. Cost of systems revenues as a percentage of systems revenues for the Hardlines and Lumber Division were 65% and 79% for the years ended
September 30, 2000 and 1999, respectively. The percentage fluctuations are primarily due to the factors mentioned above as well as the Hardlines and Lumber Division shifting its system sales mix away from hardware as many existing customers upgraded their hardware last year due to Y2K concerns.

Cost of revenues for services and finance were $83.9 million for the year ended September 30, 2000 compared to $91.2 million for the year ended September 30, 1999, a decrease of $7.3 million or 8%. Cost of revenues for services and finance for the Automotive Division for the year ended September 30, 2000 decreased $5.7 million to $51.7 million compared to the year ended September 30, 1999, primarily due to the factors discussed above and lower personnel costs. Cost of revenues for services and finance for the Hardlines and Lumber Division for the year ended September 30, 2000 decreased $1.7 million to $32.2 million compared to the year ended September 30, 1999, primarily due to the two factors discussed earlier and to lower personnel costs. Cost of revenues for services and finance is down from 1999 primarily due to savings from a reorganization of the Company's customer support organization and lower depreciation and amortization expense due to certain fixed and intangible assets becoming fully amortized. As a percentage of services and finance revenues, cost of revenues for services and finance for the Automotive Division were 50% and 57% for the year ended September 30, 2000 and 1999, respectively. As a percentage of service and finance revenues, cost of revenues for services and finance for the Hardlines and Lumber Division were 58% and 63% for the year ended September 30, 2000 and 1999, respectively. The decrease in cost of services and finance revenues as a percentage of revenue for both the automotive and Hardlines and Lumber Divisions primarily was due to increased sales of lower cost information services products as well as the factors mentioned above.

Sales and marketing expense for the year ended September 30, 2000 decreased $15.6 million to $50.0 million as compared to the year ended September 30, 1999. Sales and marketing expense for the Automotive Division for the year ended September 30, 2000 decreased $6.8 million to $30.7 million as compared to the year ended September 30, 1999. Sales and marketing expense for the Hardlines and Lumber Division for the year ended September 30, 2000 decreased $8.8 million to $19.3 million as compared to the year ended September 30, 1999. The decrease in sales and marketing expense is primarily due to reduced personnel and travel costs driven by a reorganization of product marketing and a reduction in sales personnel in the Automotive Service Dealer and hardlines and lumber field sales forces. As a percentage of revenue, sales and marketing expense for the Automotive Division was 23% and 25% for the years ended September 2000 and 1999, respectively. As a percentage of revenue, sales and marketing expense for the Hardlines and Lumber Division was 22% and 31% for the year ended September 2000 and 1999, respectively.

Product development expenses for the year ended September 30, 2000 decreased $3.5 million to $11.4 million as compared to the year ended September 30, 1999. Product development expenses for the Automotive Division for the year ended September 30, 2000 decreased $2.1 million to $8.0 million. Product development expenses for the Hardlines and Lumber Division for the year ended September 30, 2000 decreased $0.4 million to $3.3 million. The decreased product development expense is primarily due to reduced personnel costs. As a percentage of revenue, product development expenses for the Automotive Division were 6% and 7% for the years ended September 30, 2000 and 1999, respectively. As a percentage of revenue, product development expenses for the Hardlines and Lumber Division remained constant at 4% for the years ended September 30, 2000 and 1999.

General and administrative expenses for the year ended September 30, 2000 were $41.6 million compared to $38.2 million, an increase of $3.4 million or 9% from the year ended September 30, 1999. As a percentage of revenues, general and administrative expense was 19% and 16% for the years ended September 30, 2000 and 1999, respectively. The increase in general and administrative expenses was primarily due to increased professional services fees from an outside consulting firm, which was reviewing the Company's operations.

Interest expense for the year ended September 30, 2000 was $18.9 million compared to $18.5 million, an increase of $0.4 million or 2%. The increase in interest expense is due to an increase in the base rates, Bank Prime and LIBOR, used in computing the interest charged to the Company and also to an increase in the spread over the base rate charged on certain components of the Company's Restated Senior Credit Facilities. The effect of the increase in interest rates was partially offset by a lower average balance of indebtedness for the comparable periods in the current fiscal year. See "Liquidity and Capital Resource's." Other income for the year ended September 30, 2000 was $1.1 million compared to $0.2 million, an increase of $0.9 million compared to the prior year due to increased coop income and investment gains from the Company's funded deferred compensation plan.

The Company recorded an income tax benefit attributable to continuing operations of $4.7 million and $11.1 million for the years ended September 30, 2000 and September 30, 1999, respectively. No deferred tax valuation allowance has been provided because the Company believes it will generate sufficient taxable income in the future.

As a result of the above factors, the Company experienced a net loss of $23.1 million for the year ended September 30, 2000, compared to a net loss of $37.0 million for the year ended September 30, 1999, a decrease in loss of $13.9 million or 38%.

Year Ended September 30, 1999 Compared to Year Ended September 30, 1998

Revenues for the year ended September 30, 1999 were $240.7 million compared to $227.2 million for the year ended September 30, 1998, an increase of $13.5 million or 6%. For the year ended September 30, 1999, revenues for the Automotive Division increased $11.1 million, or 8%, to $150.0 million as compared to the year ended September 30, 1998. For the year ended September 30, 1999, revenues for the Hardlines and Lumber Division increased $2.4 million, or 3%, to $90.7 million as compared to the year ended September 30, 1998. The adoption of SOP 97-2 in October 1998 resulted in the deferral of $4.8 million in revenues for the year ended September 30, 1999, $3.4 million and $1.4 million from the Automotive Division and Hardlines and Lumber Division, respectively.

Systems revenues for the year ended September 30, 1999 were $86.8 million compared to $79.9 million for the year ended September 30, 1998, an increase of $6.9 million or 9%. Systems revenues for the Automotive Division for the year ended September 30, 1999 increased $7.6 million to $49.8 million as compared to the year ended September 30, 1998. Systems revenues for the Hardlines and Lumber Division for the year ended September 30, 1999 decreased $0.8 million to $37.0 million as compared to the year ended September 30, 1998. The Automotive Division's increase was primarily due to increases in sales of systems to parts sales outlets as the result of continued industry consolidation and to the service dealer market. The Hardlines and Lumber Division's decrease was primarily attributable to the Company's decision to focus more efforts on lower volume but higher margin systems sales.

Customer support and information services revenues were $148.9 million for the year ended September 30, 1999 compared to $140.0 million for the year ended September 30, 1998, an increase of $8.9 million or 6%. Customer support and information services revenues for the Automotive Division for the year ended September 30, 1999 increased $4.8 million to $97.7 million as compared to the year ended September 30, 1998. Customer support and information services revenues for the Hardlines and Lumber Division for the year ended September 30, 1999 increased $4.1 million to $51.2 million as compared to the year ended September 30, 1998. The Automotive Division's increase is due to the results of operations from the ARISB Acquisition being included for a full year and increases in information services revenues, offset by a decline in customer support services revenues. The Hardlines and Lumber Division's increase in revenues is due to growth in the installed base of customers paying customer support fees and the sale of point-of-sale information and data warehouse products.

Revenues from financing activities for the year ended September 30, 1999 were $5.1 million compared to $7.3 million for the year ended September 30, 1998, a decrease of $2.2 million or 30%. Revenues from financing activities for the Automotive Division for the year ended September 30, 1999 declined $1.4 million to $2.5 million as compared to the year ended September 30, 1998. Revenues from financing activities for the Hardlines and Lumber Division for the year ended September 30, 1999 declined $0.8 million to $2.6 million as compared to the year ended September 30, 1998. The decrease in finance revenues is primarily due to the Company's decision to eliminate lease discounting for third parties who were not customers of the Company.

Cost of revenues were $151.9 million for the year ended September 30, 1999 compared to $143.5 million for the year ended September 30, 1998, an increase of $8.4 million or 6%. For the year ended September 30, 1999, cost of revenues for the Automotive Division increased $3.7 million or 4%, to $88.8 million as compared to the year ended September 30, 1998. For the year ended September 30, 1999, cost of revenues for the Hardlines and Lumber Division increased
$4.6 million, or 8%, to $63.1 million as compared to the year ended
September 30, 1998. The adoption of SOP 97-2 in October 1998 resulted in the deferral of $3.4 million in cost of revenues for the year ended September 30, 1999, $2.1 million and $1.3 million from the Automotive Division and the hardlines division, respectively.

Cost of systems revenues were $60.7 million for the year ended September 30, 1999 compared to $54.3 million for the year ended September 30, 1998, an increase of $6.4 million or 11%. Cost of systems revenues for the Automotive Division for the year ended September 30, 1999 increased $4.2 million to $31.4 million as compared to the year ended September 30, 1998, due to the increase in systems revenues. Cost of systems revenues as a percentage of revenues for the Automotive Division was 63% and 64% for the years ended September 30, 1999 and 1998, respectively. Cost of systems revenues for the Hardlines and Lumber Division for the year ended September 30, 1999 increased $2.1 million to $29.2 million, an increase of 7% compared to the year ended September 30, 1998. Cost of systems revenues as a percentage of revenues for the Hardlines and Lumber Division increased from 71% to 79% for the years ended September 30, 1999 and 1998, respectively.

Cost of revenues for services and finance were $91.2 million for the year ended September 30, 1999 compared to $89.2 million for the year ended September 30, 1998, an increase of $2.0 million or 2%. Cost of revenues for services and finance for the Automotive Division for the year ended September 30, 1999 decreased $0.5 million to $57.4 million compared to the year ended September 30, 1998, primarily due to cost-cutting measures. As a percentage of revenues, cost of revenues for services and finance for the Automotive Division were 62% and 59% for the years ended September 30, 1999 and 1998, respectively. Cost of revenues for services and finance for the Hardlines and Lumber Division for the year ended September 30, 1999 increased $2.5 million to $33.9 million compared to the year ended September 30, 1998, primarily due to increases in revenues. As a percentage of revenues, cost of revenues for services and finance for the Hardlines and Lumber Division remained constant at approximately 62% for the years ended September 30, 1999 and 1998.

Operating expenses were $118.7 million for the year ended September 30, 1999 compared to $102.2 million for the year ended September 30, 1998, an increase of $16.5 million, or 16%. Product development expenses for the year ended
September 30, 1999 decreased $0.4 million to $15.0 million as compared to the year ended September 30, 1998. Product development expenses for the Automotive Division for the year ended September 30, 1999 decreased $2.0 million to $10.1 million. Product development expenses for the Hardlines and Lumber Division for the year ended September 30, 1999 increased $0.8 million to $3.7 million. The Automotive Division's expenses decreased primarily due to a reduction in personnel and a $0.6 million increase in the capitalization of software development expenses as compared to the prior year. The Hardlines and Lumber Division's expenses increased primarily due to additional personnel and a $0.3 million decrease in the capitalization of software development expenses as compared to the prior year. As a percentage of revenue, product development expenses were 6% and 7% for the year ended September 30, 1999 and 1998, respectively. As a percentage of revenue, product development expenses for the Automotive Division were 7% and 9% for the year ended September 30, 1999 and 1998, respectively. As a percentage of revenue, product development expenses for the Hardlines and Lumber Division were 4% and 3% for the year ended
September 30, 1999 and 1998, respectively. Product development expense associated with the development of internet related products and services was $1.1 million, an increase of $0.7 million over the prior year.

Sales and marketing expense for the year ended September 30, 1999 increased $14.1 million to $65.6 million as compared to the year ended September 30, 1998, an increase of 28%. Sales and marketing expense for the Automotive Division for the year ended September 30, 1999 increased $9.5 million to $37.5 million as compared to the year ended September 30, 1998. Sales and marketing expense for the Hardlines and Lumber Division for the year ended September 30, 1999 increased $4.6 million to $28.1 million as compared to the year ended
September 30, 1998. The increase in sales and marketing expense is due to additional personnel and variable marketing expenses associated with the increased revenue and a $3.7 million adjustment to bad debt reserves taken during September, 1999. As a percentage of automotive revenue, sales and marketing expense for the Automotive Division was 25% and 20% for the year ended September 1999 and 1998, respectively. As a percentage of hardlines revenue, sales and marketing expense for the Hardlines and Lumber Division was 31% and 27% for the year ended September 1999 and 1998, respectively.

General and administrative expense for the year ended September 30, 1999 were $38.2 million compared to $35.4 million, an increase of $2.8 million or 8%. As a percentage of revenues, general and administrative expense was 16% for the years ended September 30, 1999 and 1998.

Interest expense for the year ended September 30, 1999 was $18.5 million compared to $15.9 million, an increase of $2.6 million or 16%. The increase in interest expense is due to the increase in debt levels. Other income for the year ended September 30, 1999 was $0.2 million compared to $0.8 million, a decrease of $0.6 million compared to the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had $178.6 million in outstanding indebtedness, a decrease of $3.2 million from September 30, 1999. The Company's outstanding indebtedness under its Restated Senior Credit Facilities at September 30, 2000 included $25.0 million borrowed on the Company's
$50.0 million senior secured revolving credit facility and $53.6 million of senior secured term loans. Remaining debt consists of $100.0 million of Notes, due in 2008, bearing interest at 9%. Total annual interest expense, based on current debt levels and interest rates is estimated to be $18.5 million in fiscal year 2001. The Company's Restated Senior Credit Facilities impose certain restrictions on the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. The Company must also meet certain tests relating to financial amounts and ratios defined in the Restated Senior Credit Facilities. At September 30, 2000, the Company was in compliance with these restrictions.

In light of its expected financial performance, the Company negotiated Amendment No. 5 to the credit agreement, which, among other things, provides for a revolving credit facility of $47.5 million and modifies the financial covenants for fiscal 2001. Based upon its current projections, management of the Company believes it will be in compliance with the amended covenants throughout 2001. In the event of noncompliance, the Company would need to obtain additional waivers or amendments or to seek alternative sources of financing.

The $53.6 million term loan facility requires repaymentof $2.1 million per quarter in fiscal year 2001. All borrowings under the Restated Senior Credit Facilities, including the revolving credit facility, are scheduled to be repaid by March 31, 2004. A portion of the Company's debt bears interest at floating rates; therefore, its financial condition is and will be affected by changes in prevailing rates.

In addition to servicing its debt obligations, the Company requires substantial liquidity for capital expenditures and working capital needs. The Company requires working capital as it funds its customer leasing operations and then periodically liquidates its lease portfolio through discounting arrangements with banks and lending institutions. At September 30, 2000, working capital was $1.9 million compared to $12.1 million at September 30, 1999. The reduction in working capital principally relates to improved collections on accounts receivable which is partially offset by higher accruals for employee compensation. For the year ended September 30, 2000, the Company's capital expenditures were $17.2 million, which includes $11.5 million for capitalized computer software costs and databases. The Company also spent $3.0 million on assets related to its Internet Autoparts venture. Additionally, the Company is obligated to a minimum annual commitment of $1.0 million through 2011 for a software license which allows the Company to sublicense software to customers in the automotive industry.

The Company believes that cash flows from operations, together with the amounts available under the Company's Restated Senior Credit Facilities, will be sufficient to fund its working capital and debt service requirements (including the funding of the customer leasing operations). The Company's ability to meet its working capital and debt service requirements, however, is subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. If the Company is not able to meet such requirements, it may be required to seek additional financing. There can be no assurance that the Company will be able to obtain financing from other sources on terms acceptable to the Company, if at all.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), as amended, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's current revenue recognition policies and practices are materially consistent with this statement. The standard is required to be implemented no later than the fourth fiscal quarter of fiscal 2001.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's financial statements for the year ending September 30, 2001. Management believes that this statement will not have a material impact on the Company's financial position or results of operations.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125. It is effective for transactions occurring after March 31, 2001. This statement provides guidance for distinguishing transfers of financial assets that are sales from transfers that are actually secured borrowings. The current accounting practices of the Company are materially consistent with the new standard.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

At September 30, 2000, approximately $78.6 million of the Company's long-term debt, specifically, borrowings outstanding under its Restated Senior Credit Facilities, bears interest at variable rates. Accordingly, the Company's net loss and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the 2000 average interest rate under these borrowings, it is estimated that the Company's 2000 interest expense would have changed by $1.6 million, resulting in a change in the Company's 2000 net loss. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

At September 30, 2000, the Company had $100 million of outstanding Notes. The Notes bear interest at a fixed rate of nine percent and are not subject to changes in interest rates.

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

The Company monitors its foreign currency exposure and, from time to time, will attempt to reduce its exposure through hedging. At September 30, 2000, the Company had no foreign currency contracts outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements


Cooperative Computing Holding Company, Inc.
Audited Consolidated Financial Statements

   Report of Ernst & Young LLP, Independent Auditor                    18
   Consolidated Balance Sheets as of September 30, 1999 and 2000       19
   Consolidated Statements of Operations and Comprehensive Income
   (Loss)for the years ended September 30, 1998, 1999 and 2000         20
   Consolidated Statements of Changes in Stockholders' Equity
   (Deficit) for the years ended September 30, 1998, 1999 and 2000     21
   Consolidated Statements of Cash Flows for the years ended
   September 30, 1998, 1999 and 2000                                   22
   Notes to Consolidated Financial Statements                          23


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Cooperative Computing Holding Company, Inc.


We have audited the accompanying consolidated balance sheets of Cooperative Computing Holding Company, Inc. as of September 30, 1999 and 2000, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 2000. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooperative Computing Holding Company, Inc. at September 30, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                   /s/ ERNST & YOUNG LLP

Austin, Texas
December 22, 2000

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands, except share amounts)

                                                                       SEPTEMBER 30,
                                                                  1999              2000
                                                             ---------------------------------
ASSETS:
Current assets:
   Cash and cash equivalents                                 $           -     $           679
   Trade accounts receivable, net of allowance for
     doubtful accounts of $9,626 and $5,086                         43,977              34,714
   Inventories, net                                                  9,095               3,786
   Investment in leases, net                                         4,832               4,439
   Deferred income taxes                                             6,608               6,772
   Prepaid expenses and other current assets                         6,201               4,858
                                                             ---------------------------------
Total current assets                                                70,713              55,248

Service parts                                                        3,664               3,813
Property and equipment, net                                         11,686               8,241
Long-term investment in leases                                      15,383              12,411
Capitalized computer software costs, net                            15,435              13,901
Databases, net                                                      13,820              11,050
Other intangibles, net                                             137,187             121,533
Other assets                                                        18,915              18,987
                                                             ---------------------------------
Total assets                                                 $     286,803     $       245,184
                                                             =================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
   Accounts payable                                          $      17,679     $        10,708
   Payroll related accruals                                         11,110              13,663
   Deferred revenue                                                 10,551              11,948
   Current portion of long-term debt                                 6,540               8,400
   Accrued expenses and other current liabilities                   12,687               8,598
                                                             ---------------------------------
Total current liabilities                                           58,567              53,317

Long-term debt                                                     175,308             170,200
Deferred income taxes                                               30,182              24,455
Other liabilities                                                   10,279               8,872
                                                             ---------------------------------
Total liabilities                                                  274,336             256,844

Redeemable Convertible Class A Common Stock, including
   $3,020 and $12,854 in accretion at September 30, 1999
   and 2000, respectively                                           26,961              36,795
Commitments and contingencies                                            -                   -

Stockholders' equity (deficit):
   Common Stock:
     Par value $0.000125; authorized 50,000,000; issued and              4                   4
      outstanding 35,220,000 at September 30, 1999 and 2000
   Additional paid-in capital                                       88,994              88,994
   Retained deficit                                               (103,681)           (136,399)
Other accumulated comprehensive income:
   Cumulative translation adjustment                                   189              (1,054)
                                                             ---------------------------------
Total stockholders' equity (deficit)                               (14,494)            (48,455)
                                                             ---------------------------------
Total liabilities and stockholders' equity (deficit)         $     286,803     $       245,184
                                                             =================================

                             See accompanying Notes.

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                             (amounts in thousands)

                                                             YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                           SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,
                                                                1998             1999             2000
                                                          ---------------  ---------------   --------------
Revenues:
Systems                                                    $   79,928       $   86,755        $   66,026
Customer support and information services                     139,990          148,893           154,609
Finance                                                         7,303            5,097             3,284
                                                          ---------------  ---------------   --------------
Total revenues                                                227,221          240,745           223,919

Cost of revenues:
Systems                                                        54,315           60,653            47,008
Services and finance                                           89,201           91,213            83,873
                                                          ---------------  ---------------   --------------
Total cost of revenues                                        143,516          151,866           130,881
                                                          ---------------  ---------------   --------------

Gross margin                                                   83,705           88,879            93,038

Operating expenses:
Sales and marketing                                            51,426           65,556            49,986
Product development                                            15,401           14,932            11,441
General and administrative                                     35,413           38,200            41,611
                                                          ---------------  ---------------   --------------
Total operating expenses                                      102,240          118,688           103,038
                                                          ---------------  ---------------   --------------
Operating loss                                                (18,535)         (29,809)          (10,000)
Interest expense                                              (15,868)         (18,512)          (18,872)
Foreign exchange gain (loss)                                      136             (480)               77
Other income, net                                                 630              655             1,031
                                                          ---------------  ---------------   --------------
Loss before income taxes and extraordinary charge             (33,637)         (48,146)          (27,764)
Income tax benefit:                                             8,731           11,120             4,691
                                                          ---------------  ---------------   --------------
Loss before extraordinary charge                              (24,906)         (37,026)          (23,073)
Extraordinary charge, net of income tax benefit of $1,969       3,017                -                 -
                                                          ---------------  ---------------   --------------
Net loss                                                      (27,923)         (37,026)          (23,073)
Accretion of redeemable convertible stock                           -            3,020             9,834
                                                          ---------------  ---------------   --------------
Net loss attributable to common stock                      $  (27,923)      $  (40,046)       $  (32,907)
                                                          ===============  ===============   ==============

Comprehensive income (loss):
Net loss                                                    $  (27,923)      $  (37,026)       $  (23,073)
Foreign currency translation adjustment                           (413)             189            (1,054)
                                                           ---------------  ---------------   --------------
Comprehensive loss                                          $  (28,336)      $  (36,837)       $  (24,127)
                                                           ===============  ==============    ==============

                             See accompanying notes.

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (amounts in thousands)

                                        Common Stock         Additional     Retained          Total
                                    --------------------       Paid-in      Earnings      Stockholders'
                                     Shares        Amount      Capital      (Deficit)   Equity (Deficit)
                                  -----------------------------------------------------------------------
Balance, September 30, 1997           35,220      $   4        $ 88,994     $(35,299)         $ 53,699
Foreign currency translation
adjustments, cumulative loss of
$290                                      -          -               -         (413)             (413)
Net loss                                   -          -               -      (27,923)          (27,923)
                                  ----------------------------------------------------------------------
Balance, September 30, 1998          35,220          4          88,994      (63,635)           25,363
Foreign currency translation
adjustments, cumulative loss of
$101                                      -          -               -          189              189
Accretion on Class A Common Stock
                                          -          -               -       (3,020)          (3,020)
Net loss                                  -          -               -      (37,026)         (37,026)
                                  ----------------------------------------------------------------------
Balance, September 30, 1999          35,220      $   4          88,994    $(103,492)     $    (14,494)
Foreign currency translation
adjustments, cumulative loss of
$1,155                                    -          -               -       (1,054)          (1,054)
Accretion on Class A Common Stock
                                          -          -               -       (9,834)          (9,834)
Net loss                                  -          -               -      (23,073)         (23,073)
                                  ----------------------------------------------------------------------
Balance, September 30, 2000          35,220      $   4        $ 88,994    $(137,453)     $    (48,455)
                                 =======================================================================

                             See accompanying notes.

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                    YEAR ENDED       YEAR ENDED      YEAR ENDED
                                                                 SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                       1998             1999            2000
                                                                 ------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                             $   (27,923)    $   (37,026)    $   (23,073)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation                                                              8,337           9,445            9,074
Amortization                                                             44,018          42,613           31,728
Provision for doubtful accounts                                           6,599           8,296            9,301
Extraordinary loss from early extinguishment of debt, net of
income tax benefit                                                        3,017               -                -
Other, net                                                                1,385             648             (964)
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable                                                17,455          14,499              (37)
Inventories                                                              (1,974)         (3,482)           5,310
Investment in leases                                                     (1,616)         (2,652)           3,365
Deferred income taxes                                                    (9,231)        (12,095)          (5,891)
Prepaid expenses and other assets                                        (1,516)          1,083            3,868
Accounts payable                                                          6,367           1,430           (6,971)
Deferred revenue                                                          1,895           4,280            1,397
Accrued expenses and other liabilities                                   (9,600)          2,763          (2,948)
                                                                  -----------------------------------------------
Net cash provided by operating activities                                  2,303             804           24,159

INVESTING ACTIVITIES
Purchase of property and equipment                                        (6,754)         (5,760)          (2,319)
Capitalized computer software costs and databases                        (13,623)        (12,681)         (11,472)
Purchase of service parts                                                 (2,199)         (3,263)          (3,459)
Acquisition of businesses, net of cash acquired                          (10,206)           (375)               -
Expenditures related to Internet Autoparts                                     -               -           (3,000)
Other                                                                     (1,806)           (363)            (106)
                                                                  -----------------------------------------------
Net cash used in investing activities                                    (34,588)        (22,442)         (20,356)

FINANCING ACTIVITIES
Issuance of Class A Common Stock                                               -          25,000                -
Stock issuance costs                                                           -          (1,059)               -
Proceeds from long-term debt                                             100,000               -                -
Proceeds from debt facility                                              240,075         140,800          82,001
Payments on long-term debt facilities                                   (301,804)       (142,270)         (85,125)
Debt issuance costs                                                       (6,460)         (1,992)               -
                                                                  -----------------------------------------------
Net cash provided by (used in) financing activities                       31,811          20,479           (3,124)

(Decrease)/increase in cash and cash equivalents                            (474)         (1,159)            (679)
Cash and cash equivalents, beginning of period                             1,633           1,159               -
                                                                  -----------------------------------------------
Cash and cash equivalents, end of period                             $     1,159      $        -      $       679
                                                                  ===============================================
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest                                                            $    13,484      $   17,195      $    18,330
Income taxes                                                        $       344      $    1,329      $     1,279
Non cash financing activity:
Accretion of Class A Common Stock                                   $         -      $    3,020      $     9,834


                             See accompanying notes.

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Cooperative Computing Holding Company, Inc. ("Holding", "CCI" or the "Company"), and its wholly owned subsidiaries. Holding has no assets or liabilities other than (1) its investment in its wholly owned subsidiaries and (2) its Redeemable Convertible Class A Common Stock, the net proceeds of which was contributed in full to a subsidiary. All intercompany accounts and transactions have been eliminated.

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

CASH EQUIVALENTS

The Company considers all investments with maturities of three months or less when purchased to be cash equivalents.

INVENTORIES

Inventories primarily consist of purchased parts and finished goods. Inventories are stated at the lower of cost (first-in, first-out method) or market and include amounts which ultimately may be transferred to equipment or service parts. Inventories are recorded net of valuation reserves of $1.8 million and $1.6 million at September 30, 1999 and September 30, 2000, respectively.

SERVICE PARTS

Service parts used for servicing installed equipment are stated at cost and are depreciated over a period not exceeding two years using the straight-line method.

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

CAPITALIZED COMPUTER SOFTWARE COSTS

Costs relating to the conceptual formulation and design of software products are expensed as product development. Costs incurred subsequent to establishing the technological feasibility of software products are capitalized. Amortization of capitalized software costs begins when the products are available for general release to customers. Costs are amortized over the expected product lives and are calculated using the greater of the straight-line method, generally over a period of two to five years, or a cost per unit sold basis. Management assesses the recoverability of its capitalized costs periodically based principally upon comparison of the net book value of the asset to the expected future revenue stream to be generated by the asset. If management finds evidence of asset impairment, its net book value is adjusted to its fair value. Amortization of capitalized software is included in systems cost of revenues.

DATABASES

Database development costs consist primarily of direct labor costs associated with the accumulation of data received from auto parts manufacturers and converting that information to an electronic format. Costs are amortized using the straight-line method over the approximate life cycle of the data (18 to 60 months). Management assesses the recoverability of its database costs periodically based principally upon comparison of the net book value of the asset to the expected future revenue stream to be generated by the asset. If management finds evidence of asset impairment, its net book value is adjusted to its fair value. Amortization of databases is included in services and finance cost of revenues.

DEFERRED FINANCING COSTS

Financing costs are deferred and amortized to interest expense using the interest method over the terms of the related debt. Amortization of such costs for the years ended September 30, 1998, 1999, and 2000 totaled approximately $946,000, $1,024,000, and $1,203,000, respectively.

OTHER INTANGIBLES

Other intangibles consist of goodwill, trademarks and tradenames, and assembled work force. Goodwill represents the excess of cost over the fair value of assets acquired and is amortized using the straight-line method over 15 years. Trademarks and tradenames are amortized over 15 years and assembled workforce is amortized over 4 years. Amortization of other intangibles is included in general and administrative expense.

LONG-LIVED ASSETS

The Company periodically reviews the carrying amounts of property, plant, and equipment, identifiable intangible assets and excess of cost over fair value of net assets acquired both purchased in the normal course of business and acquired through acquisition to determine whether current events or circumstances, as defined in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, warrant adjustments to such carrying amounts by considering, among other things, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows. At this time, future cash inflows exceed future cash outflows; thus, no impairment loss has been recognized. Management reviews the valuation and amortization periods of excess of cost over fair value of net assets acquired on a periodic basis, taking into consideration any events or circumstances which might result in diminished fair value or revised useful life. No events or circumstances have occurred to warrant a diminished fair value or reduction in the useful life of excess of cost over fair value of net assets acquired.

REVENUE RECOGNITION

During 1999, the Company adopted Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended. Systems revenue is recognized upon product shipment provided persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations remain, the fee is fixed and determinable, and collection is probable. For system contracts with significant modifications or implementation, revenue is recognized using the percentage of completion method based on installation hours. Services revenue is recognized in the period that the services are performed. Finance revenue is recognized ratably over the lease term, except gains on sales of lease receivables, which are recognized at the time of the sale.

INCOME TAXES

Deferred income taxes are provided for all temporary differences based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income taxes are provided on the undistributed earnings of foreign subsidiaries that are not considered to be permanently reinvested.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximate fair value because of their short maturities. Lease receivables are stated at the present value using the internal rate of return which approximates fair value.

The Company's long-term debt consists of obligations with both variable and fixed interest rates. The carrying value of debt obligations with variable interest rates is considered to approximate fair value. The fair value of debt obligations with fixed interest rates is based on the market prices for such debt obligations. The fair value of total long-term debt at September 30, 2000 with a carrying value of $100 million is $53.6 million.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CERTAIN RISKS AND CONCENTRATIONS

The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. Most of the Company's customers are in the automotive aftermarket or the hardlines and lumber industry.

No customer accounted for more than 10% of the Company's revenues during the years ended September 30, 1998, 1999, and 2000.

Pursuant to agreements with banks and lending institutions for the sale of lease receivables, the Company is contingently liable for losses in the event of lessee nonpayment up to stated recourse limits. At September 30, 2000, the contingent liability for leases sold was $28.4 million.

FOREIGN CURRENCY

Assets and liabilities of subsidiary operations denominated in foreign currencies are translated at the year-end rates of exchange and the income statements have been translated at the average rates of exchange for the year. Local currencies are considered to be the functional currencies.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), as amended, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's current revenue recognition policies and practices are materially consistent with this statement. The standard is required to be implemented no later than the fourth fiscal quarter of fiscal 2001.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's financial statements for the year ending September 30, 2001. Management believes that this statement will not have a material impact on the Company's financial position or results of operations.


In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125. It is effective for transactions occurring after March 31, 2001. This statement provides guidance for distinguishing transfers of financial assets that are sales from transfers that are actually secured borrowings. The current accounting practices of the Company are materially consistent with the new standard.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE 2. ACQUISITIONS

In March 1998, the Company acquired the assets of ADP Claims Solution Group, Inc. ("ADP") and assumed certain liabilities of the ARISB Business (the "ARISB Acquisition"). The $9,000,000 cash purchase price, related acquisition costs of $199,405, and liabilities assumed of $151,443 have been allocated to the tangible net assets acquired of $2,623,353, based on their respective fair values at the date of acquisition. The resulting excess purchase price of $6,727,000 was allocated to assembled network of Orion users of $4,278,000, purchased software of $1,833,000, trademarks and trade names of $323,000, and assembled workforce of $293,000. The acquired company is engaged in providing inventory and business management systems for the automotive recycling industry. The operating results of the acquired company are immaterial to the Company's consolidated financial statements. Pro forma results of operations are not included as they are not material.

NOTE 3. SERVICE PARTS

Service parts consist of the following (in thousands):

                                       SEPTEMBER 30,
                                     1999         1999
                                 -----------  ----------
                                      (in thousands)
Service parts                    $   15,938   $   16,546
Less accumulated depreciation       (12,274)     (12,733)
                                 -----------  ----------
Total service parts              $    3,664   $    3,813
                                 ===========  ==========

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                                       SEPTEMBER 30,
                                                    1999          2000
                                                 ----------    ----------
                                                       (in thousands)
Land                                             $    138    $    138
Furniture and equipment                            27,912      25,848
Buildings and leasehold improvements                1,929       1,859
                                                 ---------   ---------
Gross property and equipment                       29,979      27,845
Less accumulated depreciation and amortization    (18,293)    (19,604)
                                                 ---------   ---------
Total property and equipment                     $ 11,686    $  8,241
                                                 =========   =========

NOTE 5. INVESTMENT IN LEASES

The Company, through its wholly-owned finance subsidiary and special purpose entity, leases hardware and software products to customers under direct financing leases. Lease receivables are generally due in monthly installments over a period of up to five years. Investment in leases is calculated as follows (in thousands):

                                               SEPTEMBER 30,
                                             1999        2000
                                          ----------  -----------
                                              (in thousands)
Total minimum lease payments receivable   $  18,963   $  18,744
Allowance for doubtful accounts              (1,975)     (1,444)
Initial direct costs                            303         293
Estimated unguaranteed residual value         1,337       1,579
                                          ----------  ----------
Gross investment in leases                   18,628      19,172
Unearned income                              (5,085)     (4,476)
Leases pending acceptance                     6,672       2,154
                                          ----------  ----------
Total investment in leases                   20,215      16,850
Short-term investment in leases              (4,832)     (4,439)
                                          ----------  ----------
Long-term investment in leases            $  15,383   $  12,411
                                          ==========  ==========

A substantial portion of the lease receivables are sold prior to maturity. Accordingly, a schedule of maturities for the next five years is not indicative of future cash collections. Most of the Company's customers are in the automotive aftermarket and the hardlines and lumber industry.

NOTE 6. LEASE RECEIVABLES

Historically, the Company has sold lease receivables via short term lending agreements with banks and other financial institutions. At the time of sale, the Company records the newly-created servicing liabilities (lease servicing obligation and recourse obligation) at their estimated fair value. Gains resulting from the sale of lease receivables are reflected in finance revenue, and were $4,318,000, $2,197,000, and $180,000 in 1998, 1999 and 2000. The fair value of the lease servicing liability is based upon the present value of the costs required to continue to service the leases sold for the remainder of the lease term.

The lease financing agreements contain restrictive covenants which allow the Company to sell leases only while in compliance with such covenants. In the event of noncompliance, the banks and lending institutions could assume administrative control (servicing) of the lease portfolio and could prohibit further sales under the available credit facilities. During the year ended September 30, 2000, the Company was in compliance with the covenants.

Pursuant to the agreements, the Company is contingently liable for losses in the event of lessee nonpayment up to stated recourse limits (up to 15% of the aggregate initial proceeds adjusted for certain expenses and payments remitted on the leases) and full recourse on lease receivables discounted that did not meet the bank or lending institutions credit worthiness test. At September 30, 2000, the Company has $3.1 million of lease receivables discounted that are subject to the full recourse provision. Proceeds, including discounting gains, from the sales of lease receivables were approximately $44 million, $36 million, and $17 million in 1998, 1999, and 2000.

At September 30, 2000, the contingent liability for leases sold was $28.4 million. The Company provides for the fair value of the recourse obligation based upon an analysis that considers among other things: the credit worthiness of the lease receivable, the recourse provision the lease receivable is subject to, and the Company's historical experience which includes loss recoveries through resell of repossessed systems. The Company provides for the fair value of the lease servicing obligation based upon an analysis that considers, among other things: the quantity of sold leases that are being serviced, the time and cost associated with administration of leases, and the Company's historical experience relating to the length of time leases generally are outstanding.

Activity in the servicing liability accounts (recorded in other liabilities in the Company's balance sheet) is as follows (amounts in thousands):

                                       LEASE SERVICING      RECOURSE
                                         OBLIGATION        OBLIGATION
                                      ----------------  ---------------
Balance at September 30, 1998           $    1,781        $   5,447
Newly-created liabilities                      935            9,355
Recoveries                                       -              746
Charges and write-offs                        (947)          (7,868)
                                        -----------       ----------
Balance at September 30, 1999                1,769            7,680
Newly-created liabilities                      551            8,010
Recoveries                                       -              365
Charges and write-offs                        (992)          (8,464)
                                        -----------       ----------
Balance at September 30, 2000           $    1,328        $   6,861
                                        ===========       ==========

NOTE 7. CAPITALIZED COMPUTER SOFTWARE COSTS

                                                 YEAR ENDED       YEAR ENDED
                                               SEPTEMBER 30,    SEPTEMBER 30,
                                                    1999             2000
                                              --------------------------------
                                                   (amounts in thousands)
Beginning balance                               $   25,174       $   15,435
Reclassification from databases to software               -            1,088
Capitalized computer software costs                   5,361            6,809
Amortization of computer software costs             (15,100)          (9,431)
                                                ------------     ------------
Ending balance                                  $   15,435       $   13,901
                                                ============     ============


NOTE 8. DATABASES

                                                   YEAR ENDED     YEAR ENDED
                                                 SEPTEMBER 30,   SEPTEMBER 30,
                                                      1999           2000
                                                 -----------------------------
                                                     (amounts in thousands)
 Beginning balance                                 $   16,824     $   13,820
Reclassification from databases to software                 -         (1,088)
Capitalized database costs                              7,320          4,663
Amortization of computer software costs               (10,324)        (6,345)
                                                   -----------    -----------
 Ending balance                                    $   13,820     $   11,050
                                                   ===========    ===========


NOTE 9. OTHER INTANGIBLES

Activity in other intangibles during the years ended September 30, 1999 and 2000 is as follows (amounts in thousands):

                                                       TRADEMARKS  ASSEMBLED WORK
                                                       AND TRADE       FORCE       FAVORABLE
                                           GOODWILL      NAMES                       LEASE        TOTAL
                                         ----------------------------------------------------------------
Net balance at September 30, 1998        $  124,554   $   20,078   $    8,253     $     804   $  153,689
Acquisition of assets                           727            -            -             -          727
Adjustment of assets acquired from ADP         (780)           -            -             -         (780)
Amortization                                (10,769)      (1,494)      (3,382)         (804)     (16,449)
                                         -----------  -----------  -----------    ----------  ------------
Net balance at September 30, 1999           113,732       18,584        4,871             -      137,187
Amortization                                (10,766)      (1,495)      (3,393)            -      (15,654)
                                         -----------  -----------  -----------    ----------  ------------
Net balance at September 30, 2000        $  102,966   $   17,089   $    1,478     $       -   $  121,533
                                         ===========  ===========  ===========    ==========  ============


NOTE 10-. DEBT

                                        SEPTEMBER 30,
                                    1999           2000
                                -----------------------------
                                   (amounts in thousands)
 Senior Subordinated Notes        $ 100,000     $ 100,000
 Term Loan Facility                  60,000        53,600
 Revolving Credit Facility           21,700        25,000
Other                                   148             -
                                  ----------    ----------
                                    181,848       178,600
 Current portion                     (6,540)       (8,400)
                                  ----------    ----------
 Long-term debt                   $ 175,308     $ 170,200
                                  ==========    ==========

In 1998, CCI consummated a private placement offering (the "Offering") of $100 million of 9% Senior Subordinated Notes due 2008 that were issued subject to an exchange and registration rights agreement. CCI subsequently exchanged those notes for identical registered 9% Senior Subordinated Notes due 2008 ("Notes").

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

In 1999, CCI amended its Restated Senior Credit Facilities by adding a new
$30 million senior secured term loan B and prepaying $20 million of CCI's existing $50 million senior secured term loan A. CCI also paid down approximately $8.1 million of the outstanding amounts under the existing
$50 million senior secured revolving credit facility. After giving effect to the amendment, CCI now has $110 million in senior secured credit facilities, consisting of the new $30 million term loan B, the remaining $30 million term loan A and the existing $50 million revolving credit facility.

The Company was in compliance with all debt covenants throughout 2000. In light of its expected financial performance, the Company negotiated Amendment No. 5 to the credit agreement, which, among other things, provides for a revolving credit facility of $47.5 million and modifies the financial covenants for fiscal 2001. Based upon its current projections, management of the Company believes it will be in compliance with the amended covenants throughout 2001. In the event of noncompliance, the Company would need to obtain additional waivers or amendments or to seek alternative sources of financing.

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

The September 30, 2000 $53.6 million balance under the amended term loan facility is payable in consecutive quarterly installments on the dates and in a principal amount equal to the amount set forth below, together with all accrued interest thereon:

                  QUARTERS ENDING                   TRANCHE A QUARTERLY PRINCIPAL      TRANCHE B QUARTERLY PRINCIPAL
                                                               PAYABLE                            PAYABLE
   --------------------------------------------------------------------------------------------------------------------
   December 2000 through September 2001                  $   2,000,000                        $   100,000
   December 2001 through September 2002                      2,500,000                            100,000
   December 2002 through March 2003                          3,000,000                            100,000
   June 2003 through December 2003                                   -                            100,000
   March 2004                                                        -                         28,300,000


The revolving credit facility, which includes revolving credit notes, swing line notes (maximum of $10 million), and letters of credit (maximum of $15 million), provides for maximum borrowings of $50 million. Principal amounts under the revolving credit facility are due on March 31, 2004.

The Restated Senior Credit Facilities bear interest at CCI's option either at
(i) a margin of 2% or 2.5% applied to the greater of lenders Prime Rate, the base CD rate plus 1% or the Federal Funds Rate plus 0.5% or (ii) the eurodollar rate plus 3% or 3.5%. The lower margins apply to Revolving Credit loans and Tranche A term loans. The higher margins apply to the Tranche B Term Loan. Lower margins may become available upon the attainment of certain financial ratios. Interest on base rate loans is payable quarterly, and interest on eurodollar loans is payable at the end of the applicable interest period or every three months in the case of interest periods in excess of three months. A commitment fee ranging from 0.375% to 0.5% per annum is charged on unused revolving loans and is payable quarterly in arrears. The commitment fee at September 30, 2000 was 0.5%.

In connection with the letters of credit, CCI is required to pay a letter of credit commission fee equal to 2.25% per annum on the amount of the letters of credit outstanding. Each letter of credit bears a fee equal to 2.25%. As of September 30, 2000, there was one letter of credit outstanding in the amount of $300,000.

Substantially all of the assets of the Company and its subsidiaries are pledged as collateral on the Restated Senior Credit Facilities. The New Notes are general, unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company.

The terms of the Restated Senior Credit Facilities restrict certain activities of the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. CCI must also meet certain tests relating to financial amounts and ratios defined in the agreement. As of September 30, 2000, CCI was in compliance with the financial amounts and ratios as defined in the agreement and measured quarterly.

Contractual maturities of debt, exclusive of interest, are as follows (in thousands):


      2001                       $    8,400
      2002                           10,400
      2003                           31,400
      2004                           28,400
      2005                                -
      Thereafter                    100,000

NOTE 11. INCOME TAXES

Significant components of the income tax benefit attributable to continuing operations are as follows (in thousands):


                                       YEAR ENDED        YEAR ENDED        YEAR ENDED
                                      SEPTEMBER 30,    SEPTEMBER 30,      SEPTEMBER 30,
                                          1998              1999              2000
                                    ------------------------------------------------------
   Current:
   Federal                            $       -         $    (150)       $    (197)
   State                                   (200)             (375)            (683)
   Foreign                                 (300)             (450)            (320)
                                    ------------------------------------------------------
   Total current                           (500)             (975)          (1,200)

   Deferred:
   Federal                                8,626            10,630            5,239
   State                                  1,074             1,465              652
   Foreign                                    -                 -                -
                                    ------------------------------------------------------
   Total deferred                         9,231            12,095            5,891
                                    ------------------------------------------------------
   Income Tax Benefit                 $   8,731         $  11,120        $   4,691
                                    ======================================================


A reconciliation between loss before income taxes and extraordinary charge at the U.S. statutory rate and the benefit for income taxes is as follows (in thousands):


                                         YEAR ENDED     YEAR ENDED        YEAR ENDED
                                      SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                            1998           1999              2000
                                       ---------------------------------------------
Income tax benefit at U.S. statutory
income tax rate                         $   11,773     $   16,851      $    9,590
State taxes, net of U.S. income tax
benefit                                      1,048          1,307             829
Permanent differences, primarily
goodwill                                    (3,361)        (6,293)         (5,304)
Foreign losses not benefited                      -           (293)            (90)
Tax credits and other                          (729)          (452)           (334)
                                         -----------    -----------     -----------
Income tax benefit                       $    8,731     $   11,120      $    4,691
                                         ===========    ===========     ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows (in thousands):

                                              SEPTEMBER 30,
                                            1999        2000
                                         ----------------------
Deferred tax assets:
Inventory and sales return reserves      $   5,398   $   4,684
Accrued expenses                             4,927       5,755
Deferred income                              4,061       4,913
Tax carryforwards                           10,054       7,946
Depreciation                                 4,693       4,265
Bad debts and other                          2,677         922
                                         ----------  ----------
Total deferred tax assets                   31,810      28,485

Deferred tax liabilities:
Direct financing leases                    (38,005)    (32,905)
Fixed and intangible assets                (16,925)    (13,117)
Other                                         (454)       (146)
                                         ----------  ----------
Total deferred tax liabilities             (55,384)    (46,168)
                                         ----------  ----------
Net deferred tax liabilities             $ (23,574)  $ (17,683)
                                         ==========  ==========

Deferred taxes are included in the balance sheets of the Company as follows (in thousands):

                                               SEPTEMBER 30,
                                             1999         2000
                                          ----------------------
Net current deferred tax asset            $   6,608    $   6,722
Net noncurrent deferred tax liabilities     (30,182)     (24,455)
                                          ----------   ----------
Net deferred tax liabilities              $ (23,574)   $ (17,683)
                                          ==========   ==========


As of September 30, 2000, the Company had federal net operating loss carryforwards of approximately $4,149,000. The net operating loss carryforwards will begin to expire in 2012 if not utilized. At September 30, 2000, the Company had business tax credit carryforwards of $2,110,000, and alternative minimum tax credit carryforwards of approximately $4,204,000. The business tax credit carryforwards expire from 2001 through 2010 if not utilized and the alternative minimum tax credits carryforward indefinitely. Utilization of the net operating losses and tax credit carryforwards may be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

Substantially all of the Company's operating income was generated from domestic operations during 2000. The Company has not provided for United States income taxes on the earnings of certain foreign subsidiaries that are considered invested indefinitely outside the United States.

The U.S. Internal Revenue Service has selected the Company's 1997 federal income tax returns for examination. Management believes that the results of the examination will not materially effect the financial position or results of operations of the Company.

NOTE 12. REDEEMABLE CONVERTIBLE CLASS A COMMON STOCK

In 1999, Holding issued 25,000,000 shares of its Class A Common Stock, par value $.000125 per share (the "Class A Common Stock"), for net proceeds of $23.9 million, which were used primarily to pay amounts outstanding under CCI's senior secured revolving credit facility. Two of Holding's existing shareholders purchased all of the Class A Common Stock. The purchasers were Holding's majority shareholder, Hicks, Muse, Tate & Furst Equity Fund III, L.P. ("Hicks Muse"), and a Hicks Muse's affiliate. Another Hicks Muse affiliate received a $1 million financial advisory fee in connection with the transaction.

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

Each holder of Class A Common Stock may put any of its shares to Holding, and Holding may redeem shares of Class A Common Stock at any time for the Stated Value of those shares, subject to certain conditions, including the ability of the Company to make advances to Holding for such purpose. It is not anticipated that CCI will be able to advance to Holding funds to redeem the Class A Common Stock under the current terms of the CCI's senior secured credit facilities.

NOTE 13. COMMON STOCK OPTION PLAN

During 1998, the Company adopted the Cooperative Computing Holding Company, Inc. 1998 Stock Option Plan. The Plan provides for the grant of incentive and non-qualified stock options to employees and key individuals associated with the Company. The option price may not be less than the fair market value at the date of grant as set by the Company's Board of Directors from time to time. Options vest in varying amounts over a five year period and expire ten years from the date of the grant. During March 2000, the Company adopted the Cooperative Computing Holding Company, Inc. 2000 Stock Option Plan. The Plan provides for the grant of incentive and non-qualified stock options to employees and key individuals associated with the Company. The option price may not be less than the fair market value at the date of grant as set by the Company's Board of Directors from time to time. Options vest in varying amounts over a five year period and expire ten years from the date of the grant. Information on stock option activity is as follows:



                                                          1998 OPTION PLAN                  2000 OPTION PLAN
                                                    NUMBER OF    WEIGHTED AVERAGE     NUMBER OF    WEIGHTED AVERAGE
                                                     SHARES       EXERCISE PRICE       SHARES       EXERCISE PRICE
                                                  ------------------------------------------------------------------
Total options outstanding at September 30, 1997
Options granted                                     3,211,100      $   5.00                   -      $      -
Options forfeited                                      (2,750)            -                   -             -
Options exercised                                           -             -                   -             -
                                                  ------------     ------------       ----------  ---------------
Total options outstanding at September 30, 1998     3,208,350          5.00                   -
Options granted                                       969,850          5.00                   -
Options forfeited                                    (365,050)         5.00                   -
Options exercised                                           -             -                   -             -
                                                  ------------     ------------       ----------     ------------
Total options outstanding at September 30, 1999     3,815,150          5.00                   -
Options granted                                       339,700          5.00           3,641,000          1.00
Options forfeited                                  (1,423,150)         5.00            (101,500)         1.00
Options exercised                                           -          5.00                   -
                                                  ------------     ------------       ----------     ------------
Total options outstanding at September 30, 2000     2,729,700      $   5.00           3,539,500      $   1.00
                                                  ============     ============       ==========     ============


The following is a summary of options outstanding and exercisable as of September 30, 2000:


                                                               WEIGHTED-                                    WEIGHTED-
                                               NUMBER OF        AVERAGE      WEIGHTED-     NUMBER OF         AVERAGE
                                            SHARES SUBJECT     REMAINING      AVERAGE    SHARES SUBJECT     REMAINING
                              RANGE OF        TO OPTIONS      CONTRACTUAL     EXERCISE     TO OPTIONS      CONTRACTUAL
                          EXERCISE PRICES     OUTSTANDING   LIFE (IN YEARS)    PRICE      EXERCISABLE    LIFE (IN YEARS)
                          ----------------  --------------  ---------------  ---------  ---------------  ---------------
1998 Option Plan                     $5.00      2,729,700         8.2          $5.00        398,410            7.8
2000 Option Plan                     $1.00      3,539,500         9.4          $1.00      1,161,005            9.4
Combined Option Plans      $1.00 and $5.00      6,269,200         8.8          $2.74      1,559,415            9.0


The Company uses the intrinsic value method in accounting for its employee stock options. Because the exercise price of the Company's employee stock options is greater than or equal to the market price of the underlying stock, as determined by the Board of Directors, on the date of grant, no compensation expense is recognized.

Pro forma information regarding net loss is required by SFAS No. 123, Accounting for Stock Based Compensation, which also requires the information be determined as if the Company has accounted for its employee stock options granted under the fair value method prescribed by SFAS 123. The fair value of these options was estimated at the date of grant using the minimum value option pricing model with the following assumptions for the year ended September 30, 2000:

                                                  YEAR ENDED SEPTEMBER 30,
                                                  1998      1999     2000
                                                --------  -------  --------
Risk-free interest rate                         6%        6%       6%
Weighted-average expected life of the options   5 years   5 years  5 years
Dividend rate                                   0%        0%       0%
Assumed volatility                              0%        0%       0%

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                              YEAR ENDED SEPTEMBER 30,
                                                       1998             1999            2000
                                                  ---------------  --------------- --------------
Pro forma stock-based compensation expense        $    205,000     $    471,000     $    179,000
Pro forma net loss                                 (28,148,000)     (37,497,000)     (23,252,000)


The weighted average fair value of options granted during the year ended September 30, 2000 was $0.35.

RESERVED SHARES OF COMMON STOCK

At September 30, 2000, the Company had reserved 5,050,000 shares of its Common Stock for issuance under the Company's 1998 Stock Option Plan and 5,000,000 shares for its 2000 Stock Option Plan and 20,000 shares of its Common Stock for exercise of a warrant.

NOTE 14. STOCKHOLDERS' EQUITY (DEFICIT)

STOCK WARRANT

In 1997, the Company issued a warrant to purchase 20,000 shares of Common Stock, at the then-fair value of the Common Stock of $5.00 per share, for total proceeds of $100,000. The warrant is currently exercisable and will expire in 2004.

NOTE 15. SAVINGS AND INVESTMENT PLANS

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

The Plan provides for contributions by the Company as determined annually by the Board of Directors. The Company matches 50% of the first 6% of compensation contributed by each employee and the deferred amount cannot exceed 25% of the annual aggregate salaries of those employees eligible for participation. Highly compensated executive participants are limited to a maximum of 10%. Contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants and amounted to $1,663,000, $1,613,000, and $1,429,000 in 1998, 1999, and 2000,
respectively.

NOTE 16. COMMITMENTS AND CONTINGENCIES

GUARANTEES

The Company has guaranteed various debt obligations under agreements with certain affiliated companies. At September 30, 2000, these guarantees totaled $771,000. No material loss is anticipated by reason of such agreements and guarantees.

OPERATING LEASES

The Company rents office facilities and certain office equipment under non-cancelable operating lease agreements. Certain lease agreements contain renewal options and rate adjustments. The Company leases office space from a company owned by two of the Company's stockholders. Rental payments are $145,300 per month. Rental expense related to all operating leases was $7,889,000, $8,161,000, and $7,865,000 in 1998, 1999, and 2000, respectively. Future minimum rental commitments under all non-cancelable operating leases are as follows:

2001                   7,488,000
2002                   5,081,000
2003                   3,018,000
2004                   2,925,000
2005                   2,874,000
Thereafter             1,298,000

LEGAL MATTERS

The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the resolution of these matters will not have a material adverse effect on the Company's results of operations or financial position.

NOTE 17. RELATED PARTY TRANSACTIONS

In 1997, the Company entered into a Financial Advisory Agreement with an affiliate, the majority shareholder of the Company. The Company paid to the affiliate approximately $4.9 million during fiscal 1997 for services rendered in connection with the sale of the Company's Common Stock. The Financial Advisory Agreement requires that the Company pay the affiliate additional fees equal to 1.5% of the Transaction Value, as defined, whenever the Company participates in an Add-on Transaction, as defined. In fiscal 1998, in connection with the ARISB Acquisition the Company paid a fee of $135,000 for services provided under the agreement.

Additionally, the Company entered into a ten-year Monitoring and Oversight Agreement with the affiliate, pursuant to which the Company will pay the affiliate an annual fee of no less than $350,000 for services provided to the Company. The fee is due in quarterly installments, and upon the acquisition of another business by the Company, the minimum fee is increased by an amount equal to 0.2% of the consolidated annual net sales of the acquired entity for the trailing twelve-month period. During fiscal 1997 the Company prepaid the annual fee and is amortizing the amount over the service period. Cash paid in fiscal 1998, 1999 and 2000 were $408,898, $299,236, and $376,706, respectively.

The Company leased office space from a corporation which is wholly owned by two stockholders of the Company. The rental payments for such facility were $540,000, $540,000, and $540,000 in fiscal 1998, 1999 and 2000, respectively.

The Company leased an airplane for general corporate use from a corporation which is wholly owned by a stockholder. Lease payments totaled $465,430, $475,514, and $68,611 in fiscal 1998, 1999, and 2000, respectively. Subsequent to September 30, 1999, the Company terminated such lease.

NOTE 18. SEGMENT REPORTING

The Company's business operations are organized into two divisions, automotive and hardlines and lumber, as shown below. Additionally, a breakdown by geographic area of total revenues and total assets is disclosed. The Americas geographic area covers the U.S. and Canada. The Europe geographic area covers the United Kingdom, Ireland and France.

                                                                        YEAR ENDED SEPTEMBER 30,
                                                                   1998          1999           2000
                                                               ------------------------------------------


Systems Revenues:
Automotive                                                     $    42,168   $    49,784   $    33,036
Hardlines and lumber                                                37,760        36,971        32,990
                                                               ------------  ------------  ------------
Total systems revenues                                              79,928        86,755        66,026

Customer support and information services revenues:
Automotive                                                          92,908        97,700       100,582
Hardlines and lumber                                                47,082        51,193        54,027
                                                               ------------  ------------  ------------
Total customer support and information services revenues           139,990       148,893       154,609

Finance revenues:
Automotive                                                           3,860         2,536         1,824
Hardlines and lumber                                                 3,443         2,561         1,460
                                                               ------------  ------------  ------------
Total finance revenues:                                              7,303         5,097         3,284

Systems costs of revenues:
Automotive                                                          27,181        31,436        25,473
Hardlines and lumber                                                27,134        29,217        21,535
                                                               ------------  ------------  ------------
Total systems cost of revenues                                      54,315        60,653        47,008

Services and finance cost of revenues
Automotive                                                          57,871        57,356        51,675
Hardlines and lumber                                                31,330        33,857        32,198
                                                               ------------  ------------  ------------
Total services and finance cost of revenues                         89,201        91,213        83,873

Sales and marketing:
Automotive                                                          27,965        37,502        30,678
Hardlines and lumber                                                23,461        28,054        19,308
                                                               ------------  ------------  ------------
Total sales and marketing                                           51,426        65,556        49,986

Product development:
Automotive                                                          12,120        10,124         8,005
Hardlines and lumber                                                 2,883         3,658         3,291
Corporate                                                              398         1,150           145
                                                               ------------  ------------  ------------
Total product development                                           15,401        14,932        11,441

General and administrative                                          35,413        38,200        41,611
Interest expense                                                   (15,868)      (18,512)      (18,872)
Other income, net                                                      766           175         1,108
                                                               ------------  ------------  ------------
Loss before income taxes and extraordinary charge              $   (33,637)  $   (48,146)  $   (27,764)
                                                               ============  ============  ============

Revenues:
Americas                                                       $   220,071   $   234,691   $   218,052
Europe                                                               7,150         6,054         5,867
                                                               ------------  ------------  ------------
Total revenues                                                 $   227,221   $   240,745   $   223,919
                                                               ============  ============  ============

Assets:
Americas                                                       $   294,284   $   281,765   $   240,537
Europe                                                               6,565         5,038         4,647
                                                               ------------  ------------  ------------
Total assets                                                   $   300,849   $   286,803   $   245,184
                                                               ============  ============  ============

                                       35

NOTE 19. UNAUDITED QUARTERLY RESULTS

The Company's unaudited quarterly results (in thousands) for 1999 and 2000 are presented below:

                                            1ST QUARTER    2ND QUARTER   3RD QUARTER      4TH QUARTER
                                           ----------------------------------------------------------
2000
----
Total Revenues                             $    58,237    $    57,481   $    55,598    $    52,603
Gross Margin                                    20,414         22,272        25,682         24,670
Net Loss                                        (7,597)        (5,541)       (4,128)        (5,807)

1999
----
Total Revenues                             $    55,931    $    58,574   $    62,479    $    63,761
Gross margin                                    20,883         20,950        24,545         22,501
Net income (loss)                               (7,038)        (7,424)       (6,352)       (16,212)(1)


 (1) In the fourth quarter of 1999, the Company recorded additional bad debt reserves of approximately $7.5 million due to a change in the Company's method of analyzing its allowance for receivables and investments in leases.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below are the names, ages and positions of the respective directors and executive officers of the Company and Holding as of December 15, 2000. All directors hold office until the next annual meeting of stockholders of the Company or Holding, as the case may be, and until their successors are duly elected and qualified. Please refer to "Certain Relationships and Related Transactions-Stockholder Agreement" for information concerning certain agreements relating to the election of directors of the Company. All officers hold office until the next annual meeting of directors of the Company or Holding, as the case may be, and until their successors are duly elected and qualified.

         NAME            AGE                      POSITION
----------------------  -----  ----------------------------------------------
Glenn E. Staats          56    Chairman of the Board and Chief Executive
                                Officer of Holding and the Company
Preston W. Staats        58    Vice Chairman of the Board of Holding and the
                                Company
Michael A. Aviles        40    President and Chief Operating Officer of
                                Holding and the Company
Paul D. Stone            39    Senior Vice President and Chief Administrative
                                Officer of Holding and the Company
Edgar M. Frandle         60    Chief Information Officer of the Company
Thomas O. Hicks          54    Director of Holding and the Company
Jack D. Furst            41    Director of Holding and the Company
Joe Colonnetta           39    Director of Holding and the Company
A. Laurence Jones        47    Director of Holding and the Company
James R. Porter          64    Director of the Company

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

Mr. Stone joined the Company as Senior Vice President and Chief Administrative Officer in October 1999. Prior to joining the Company, Mr. Stone served as Chief Financial Officer and Executive Vice President of Capstar Broadcasting from January 1997 to September 1999. Prior to joining Capstar Broadcasting (currently Clear Channel Communications), he was an Executive Vice President and the Chief Financial Officer of GulfStar Communications, Inc. from April 1996 until
January 1997. Prior to January 1997, Mr. Stone was Vice President and Controller of Hicks Muse for six years. Mr. Stone is a Certified Public Accountant in the state of Texas.

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

Mr. Hicks has been a director of Holding and the Company since February 1997. Mr. Hicks has been Chairman and Chief Executive Officer of Hicks Muse since co-founding the firm in 1989. Prior to forming Hicks Muse, Mr. Hicks co-founded Hicks & Haas Incorporated in 1983 and served as its Co-Chairman and Co-Chief Executive Officer through 1989. Mr. Hicks also serves as a director of several portfolio companies in which Hicks Muse has invested, including CEI Citicorp Holdings, S.A., AMFM Inc. (currently Clear Channel Communications), Home Interiors & Gifts, Inc., International Home Foods, Inc., LIN Television Corp., Olympus Real Estate Corporation, Teligent, Inc., Triton Energy Limited, Viasystems Group Inc. and Sybron International Corporation. Mr. Hicks is also the Chairman of the Board and owner of the Dallas Stars Hockey Club, a member of the National Hockey League, and the Texas Rangers baseball team, a member of Major League Baseball.

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

Mr. Colonnetta has been a director of Holding and the Company since June 1999. Mr. Colonnetta has served as a Principal of Hicks Muse since January 1999. From 1995 to 1998, Mr. Colonnetta served as a Managing Principal of a management affiliate of Hicks Muse. From 1994 to 1995, Mr. Colonnetta was an Operating Partner and Chief Executive Officer of Triangle FoodService and StarMark Foods. From 1989 to 1994, Mr. Colonnetta was the Chief Financial Officer of TRC, a company specializing in repositioning and growing food-related companies. Mr. Colonnetta is also a director of Home Interiors & Gifts, Inc., Regal Cinemas, Inc. and the Grand Union Company.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the cash and noncash compensation earned by the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company and Holding during the fiscal years ended September 30, 1998, 1999, and 2000. The Chief Executive Officer and such executive officers are collectively referred to as the "Named Executive Officers."

                           SUMMARY COMPENSATION TABLE



                                                                                                LONG-TERM
                                                                                              COMPENSATION
                                                                                             --------------
                                                                                               SECURITIES
                                                                    ANNUAL COMPENSATION        UNDERLYING            ALL
                                                      FISCAL   -----------------------------                        OTHER
 NAME AND PRINCIPAL POSITION                           YEAR    SALARY ($)      BONUS ($)       OPTIONS(1)     COMPENSATION ($)
 ---------------------------------------------       -------   ----------- ----------------  --------------  ------------------
 Glenn E. Staats                                       2000      345,516       179,587(5)              -                 -
 Chairman of the Board and Chief Executive             1999      342,441        80,855(5)              -                 -
 Officer of Holding and the Company(4)                 1998      321,532        58,777(5)              -                 -

 Michael A. Aviles                                     2000      350,000     3,678,000(2)        300,000          114,683(3)
 President and Chief Operating Officer                 1999       87,500         7,131(2)        500,000              436(3)
 of Holding and the Company                            1998            -             -

 Preston W. Staats                                     2000      233,412         3,000(6)              -                 -
 Vice Chairman of the Board of Holding                 1999      231,409        55,599(6)              -                 -
 and the Company                                       1998      217,279        40,630(6)              -                 -

 Paul D. Stone                                         2000      215,000        88,507(7)        600,000                 -
 Senior Vice President and Chief                       1999            -             -                 -                 -
 Administrative Officer of Holding and the Company     1998            -             -                 -                 -

 Edgar M. Frandle                                      2000      177,816        91,507(8)        125,000
 Chief Information Officer of the Company              1999      172,478        41,195(8)              -            84,822(3)
                                                       1998      103,385        56,350(8)         60,000                 -

------------

  (1) Represents grants of options to purchase shares of Holding's common stock. See "1998 Stock Option Plan" and "2000 Stock Option Plan."
  (2) Includes a 401(k) matching contribution of $2,756 and $3,000 for fiscal years 1999 and 2000.
  (3) Represents relocation expenses.
  (4) Mr. Glenn E. Staats resigned as President of Holding and the Company in June 1999. Mr. Staats continues to serve as Chairman of the Board and Chief Executive Officer of Holding and the Company.
  (5) Includes a 401(k) matching contribution of $3,089 and $3,000 for fiscal years 1998 and 1999, respectively.
  (6) Includes 401(k) matching contribution of $4,188, $3,000, and $3,000 for fiscal years 1998, 1999, and 2000, respectively
  (7) Includes a 401(k) matching contribution of $3,000 for fiscal year 2000.
  (8) Includes 401(k) matching contribution of $4,188, $3,000, and $3,000 for fiscal years 1998, 1999, and 2000, respectively.

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

Pursuant to an employment agreement with the Company, Paul D. Stone is employed as a Senior Vice President and Chief Administrative Officer of the Company. The employment agreement is terminable by either the Company or Mr. Stone upon prior written notice to the other party. Pursuant to the agreement, Mr. Stone shall receive an annual base salary of $215,000 for the first year of his employment and $265,000 for each year thereafter, plus a performance-based quarterly bonus. In addition, the agreement requires the grant of a stock option to Mr. Stone to purchase 300,000 shares of the common stock of Holding at an exercise price of $5.00 per share, which were granted in fiscal 2000.

The Stockholders Agreement (as defined in "Certain Relationships and Related Transactions-Stockholder Agreement") provides that Messrs. Glenn and Preston Staats, for a period of five years after the date of the Triad Acquisition, shall diligently devote substantially all of their working time, attention, knowledge and skills solely to the business and interest of Holding and shall discharge the duties and assume the responsibilities assigned to each of them from time to time by the Chief Executive Officer and Board of Directors of Holding. No other terms of their employment with Holding or the Company is set forth in the Stockholders Agreement.

Other than as described above, the Company does not currently have employment agreements or other binding employment arrangements with any Named Executive Officer.

1998 STOCK OPTION PLAN

The Plan

The Cooperative Computing Holding Company, Inc. 1998 Stock Option Plan, as amended (the "1998 Plan"), pursuant to which options may be granted to key employees and eligible non-employees of Holding and its subsidiaries (including the Company) for the purchase of shares of Holding's common stock, par value $.000125 per share ("Holding Common Stock").

The employees and non-employees eligible for options under the 1998 Plan are those persons who the Board of Directors (or a committee thereof) (in either case, the "Committee") identifies as having a direct and significant effect on the performance or financial development of Holding and its subsidiaries. The 1998 Plan provides that, notwithstanding the foregoing, no grants of options may be made under the 1998 Plan to any officer or employee who received "founder's shares" or any officer or employee who is a member of Holding's Board of Directors. A total of 5,050,000 shares of Holding Common Stock are available in respect of options granted under the 1998 Plan, and the maximum number of shares that may be granted to any employee or eligible non-employee in respect of options granted under the 1998 Plan is 500,000. Generally, options granted under the 1998 Plan may not have a term in excess of ten years from the date the option is granted.

Although the Committee has discretion in determining the terms of any option, it is expected that options will generally vest and become exercisable over a five-year period beginning on the last day of the fiscal year in which the option was granted, such that 0% would become vested on the first anniversary of the end of the fiscal year of the date of grant, 10% would become vested on the second anniversary, 20% would become vested on the third anniversary, 30% would become vested on the fourth anniversary, 65% would become vested on the fifth anniversary, and 100% would become vested on the sixth anniversary. Notwithstanding the foregoing, in the event of a Public Offering (as defined in the 1998 Plan) all options that were not exercisable at the time of the Public Offering will vest ratably over a period of years equal to five minus the number of complete years of vesting that had occurred prior to the Public Offering.

The Committee has the right, but not the obligation, to accelerate the vesting of any outstanding options upon the occurrence of, or the entering into of an agreement providing for, a Change of Control (as defined in the 1998 Plan). Both incentive stock options and nonqualified stock options may be granted under the 1998 Plan.

Holding has the right, under certain circumstances, to repurchase from any optionee at the Fair Market Value (as defined in the 1998 Plan) any options held by such optionee or any shares of Holding Common Stock issued on exercise of any such options. The circumstances under which Holding may exercise this option generally include (i) the termination of the optionee's employment or other relationship with the Company, (ii) the occurrence of a Change of Control, or
(iii) Holding engages in a transaction (such as a merger or share exchange) whereby such optionee would receive securities and such optionee is not qualified as an "accredited investor" within the meaning of the Securities Act of 1933, as amended. Holding's purchase option terminates on the consummation of a Public Offering. In addition to the foregoing, if an optionee's employment or other relationship terminates as a result of the death of such optionee, the estate of such optionee or other person who inherits the right to exercise the option or the shares of Holding Common Stock issued on exercise of options granted under the 1998 Plan, shall be entitled to require the Company to purchase, for Fair Market Value, all or any portion of the optionee's options or shares of Holding Common Stock issued on exercise of such options. A deceased optionee's repurchase, or "put," right may be exercised at any time prior to the first anniversary of the optionee's death.

The Board of Directors may amend, modify, suspend or terminate the 1998 Plan without the approval of Holding's stockholders, except that, without stockholder approval, the Board of Directors will not have the power or authority to increase the number of shares of Holding Common Stock that may be issued pursuant to the exercise of options under the 1998 Plan, decrease the minimum exercise price of any incentive stock option or modify requirements relating to eligibility with respect to incentive options.

2000 STOCK OPTION PLAN

The Plan

The Cooperative Computing Holding Company, Inc. 2000 Stock Option Plan, as amended (the "2000 Plan"), pursuant to which options may be granted to key employees and eligible non-employees of Holding and its subsidiaries (including the Company) for the purchase of shares of Holding common stock, par value $.000125 per share ("Holding Common Stock").

The employees and non-employees eligible for options under the 2000 Plan are those persons who the Board of Directors (or a committee thereof) (in either case, the "Committee") identifies as having a direct and significant effect on the performance or financial development of Holding and its subsidiaries. A total of 5,000,000 shares of Holding Common Stock are available in respect of options granted under the 2000 Plan, and the maximum number of shares that may be granted to any employee or eligible non-employee in respect of options granted under the 2000 Plan is 500,000. Generally, options granted under the 2000 Plan may not have a term in excess of ten years from the date the option is granted.

Although the Committee has discretion in determining the terms of any option, it is expected that options will generally vest and become exercisable over a five-year period from the grant date. One fifth of the shares of Common Stock underlying the stock option grant shall vest and become exercisable on the first anniversary of the date of grant; and an additional one-fifth of the shares of Common Stock underlying the stock option grant shall vest and become exercisable on the second anniversary of the date of grant; and an additional one-fifth of the shares of Common Stock underlying the stock option grant shall vest and become exercisable on the third anniversary of the date of grant; and an additional one-fifth of the shares of Common Stock underlying the stock option grant shall vest and become exercisable on the fourth anniversary of the date of grant and remain exercisable until the stock option expires; and the final one-fifth of the shares of Common Stock underlying the stock option grant shall vest and become exercisable on the fifth anniversary of the date of grant and remain exercisable until the stock option expires. Notwithstanding the foregoing, in the event of a Public Offering (as defined in the 2000 Plan) all options that were not exercisable at the time of the Public Offering will vest ratably over a period of years equal to five minus the number of complete years of vesting that had occurred prior to the Public Offering.

The Committee has the right, but not the obligation, to accelerate the vesting of any outstanding options upon the occurrence of, or the entering into of an agreement providing for, a Change of Control (as defined in the 2000 Plan). Both incentive stock options and nonqualified stock options may be granted under the 2000 Plan.

Holding has the right, under certain circumstances, to repurchase from any optionee at the Fair Market Value (as defined in the 2000 Plan) any options held by such optionee or any shares of Holding Common Stock issued on exercise of any such options. The circumstances under which Holding may exercise this option generally include (i) the termination of the optionee's employment or other relationship with the Company, (ii) the occurrence of a Change of Control, or
(iii) Holding engages in a transaction (such as a merger or share exchange) whereby such optionee would receive securities and such optionee is not qualified as an "accredited investor" within the meaning of the Securities Act of 1933, as amended. Holding's purchase option terminates on the consummation of a Public Offering. In addition to the foregoing, if an optionee's employment or other relationship terminates as a result of the death of such optionee, the estate of such optionee or other person who inherits the right to exercise the option or the shares of Holding Common Stock issued on exercise of options granted under the 2000 Plan, shall be entitled to require the Company to purchase, for Fair Market Value, all or any portion of the optionee's options or shares of Holding Common Stock issued on exercise of such options. A deceased optionee's repurchase, or "put," right may be exercised at any time within 180 days of the optionee's death.

The Board of Directors may amend, modify, suspend or terminate the 2000 Plan without the approval of Holding's stockholders, except that, without stockholder approval, the Board of Directors will not have the power or authority to increase the number of shares of Holding Common Stock that may be issued pursuant to the exercise of options under the 2000 Plan, decrease the minimum exercise price of any incentive stock option or modify requirements relating to eligibility with respect to incentive options.

Option Grants

The following Named Executive Officers were granted options during the 2000 fiscal year.

                                Individual Grants
                                ----------------------------------------------------
                                                                                     Potential Realizable Value at
                                 Number of    Percentage of                          Assumed Annual Rates of Stock
                                 Securities   Total Options                          Price Appreciation for Option
                                 Underlying    Granted to                            Term (1)
                                  Options     Employees in    Exercise   Expiration  -----------------------------

             Name                 Granted      Fiscal Year     Price        Date           5%            10%

 -----------------------------  ------------  -------------  ----------  ----------- -------------  --------------
 Michael Aviles                    300,000         7.6%         $1.00     2/16/2010     188,670        478,110
 Paul Stone                        300,000         7.6%          1.00     2/16/2010     188,670        478,110
 Paul Stone                        300,000         7.6%          5.00     2/16/2010           -              -
 Edgar Frandle                     125,000         3.1%          1.00     2/16/2010      78,613        199,213
 A. Laurence Jones                 100,000         2.5%          1.00     2/16/2010      62,890        159,370
 James Porter                      100,000         2.5%          1.00     2/16/2010      62,890        159,370

  (1) The dollar amounts set forth under these columns are the result of calculations at the five percent and ten percent assumed rates set by the Securities and Exchange Commission. These assumed annual rates of appreciation would result in a stock price in ten years of $1.63 and $2.59, respectively.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Compensation decisions are made by the Board of Directors of the Company. Messrs. Glenn and Preston Staats served both as officers and directors of the Company during 2000. Messrs. Glenn and Preston Staats are expected to continue to serve in such capacities in 2001.Mr. Porter retired as an employee of the Company in February 1998 and no longer participates in the day-to-day management of the Company.

Directors who are officers, employees or otherwise an affiliate of Holding or the Company receive no compensation for their services as directors. Each director of Holding and the Company who is not also an officer, employee or an affiliate of Holding or the Company receives a fee of $3,000 for each meeting of the Board of Directors at which the director is present. Directors of Holding and the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof. Additionally, in consideration for his services as a director, Holding issued to Mr. A. Laurence Jones a warrant to purchase 20,000 shares of Holding Common Stock at an exercise price of $5.00 per share. Mr. Jones and Mr. Porter were each granted 100,000 options in fiscal year 2000, at an exercise price of $1.00 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

All of the issued and outstanding shares of capital stock of the Company are held by Holding. The following table sets forth as of September 30, 2000, certain information regarding the beneficial ownership of the voting securities of Holding by each person who beneficially owns more than five percent of Holding Common Stock, and by the directors and certain executive officers of Holding and the Company, individually, and by the directors and executive officers of Holding and the Company as a group.


                                                     SHARES OF
                                                  HOLDING CLASS A                                 SHARES OF
                                                    COMMON STOCK                            HOLDING COMMON STOCK
                                                  ----------------                   -----------------------------------
                                                     NUMBER OF       PERCENT OF          NUMBER OF             PERCENT OF
NAME AND ADDRESS                                       SHARES          CLASS              SHARES                 CLASS
-------------------------------------------------  --------------    -----------   ---------------------      -----------
Hicks Muse Parties (1)...........................    25,000,000          100%       19,200,000                   54.5%
c/o Hicks, Muse, Tate & Furst Incorporated
200 Crescent Court, Suite 1600
Dallas, Texas 75201
Glenn E. Staats.................................              -            -        13,333,334                   37.9%
Preston W. Staats...............................              -            -         2,666,666                    7.6%
Michael A. Aviles...............................              -            -           149,900(3)                 *
Paul D. Stone...................................              -            -            99,900(3)                 *
Edgar M. Frandle................................              -            -            53,625(3)                 *
Thomas O. Hicks (1)..............................    25,000,000          100%       19,200,000                   53.9%
Jack D. Furst (1)................................    25,000,000          100%       19,200,000                   53.9%
Joe Colonnetta (1)...............................    25,000,000          100%       19,200,000                   53.9%
A. Laurence Jones...............................              -            -            73,300(2)                 *
James R. Porter.................................              -            -            33,300(3)                 *
All executive officers and directors as a group
(ten persons)...............................         25,000,000(1)       100%       35,610,025(1) (2) (4)       100%

------------

  *   Represents less than 1%.
  (1) Includes (i) shares owned of record by Hicks, Muse, Tate & Furst Equity Fund III, L.P. ("Fund III"), of which the ultimate general partner is Hicks, Muse Fund III Incorporated, an affiliate of Hicks Muse, and (ii) shares owned of record by HM3 Coinvestors, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Fund III Incorporated. Thomas O. Hicks is a controlling stockholder of Hicks Muse and serves as Chairman of the Board, President, Chief Executive Officer and Secretary of Hicks Muse. Accordingly, Mr. Hicks may be deemed to be the beneficial owner of Holding Common Stock held by Fund III and HM3 Coinvestors, L.P. John R. Muse, Charles W. Tate, Jack D. Furst, Lawrence D. Stuart, Jr., Michael J. Levitt, David B. Deniger and Dan H. Blanks are principals and minority stockholders of Hicks Muse and as such may be deemed to share with Mr. Hicks the power to vote or dispose of Holding Common Stock held by Fund III and HM3 Coinvestors, L.P. Each of Messrs. Hicks, Muse, Tate, Furst, Stuart, Levitt, Deniger and Blanks disclaims the existence of a group and disclaims beneficial ownership of Holding Common Stock not respectively owned of record by him.
  (2) Includes 20,000 shares of Holding Common Stock issuable to Mr. Jones upon the exercise of a currently exercisable warrant and 33,300 shares of Holding Common stock issuable to Mr. Jones upon the exercise of currently exercisable stock options.
  (3) Represents shares of Holding Common Stock issuable upon the exercise of currently exercisable stock options.

  (4) Includes 327,525 shares of Holding Common Stock issuable to executive officers of the Company upon the exercise of currently exercisable stock options.

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

Thomas O. Hicks and Jack D. Furst and Joe Colonnetta, directors of Holding and the Company, are each principals of Hicks Muse Partners. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to Holding or the Company under the Monitoring and Oversight Agreement. In addition, Holding and the Company have agreed to indemnify Hicks Muse Partners, its affiliates and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages expenses, and fees and disbursement of counsel related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the Monitoring and Oversight Agreement and not resulting primarily from the bad faith, gross negligence or willful misconduct of Hicks Muse Partners. The Monitoring and Oversight Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The Company does not believe that the services that have been and will continue to be provided to Holding and the Company pursuant to the Monitoring and Oversight Agreement could otherwise be obtained by Holding and the Company without the addition of personnel or the engagement of outside professional advisors. In the Company's opinion, the fees provided for under the Monitoring and Oversight Agreement reasonably reflect the benefits received and to be received by Holding, the Company and their respective subsidiaries. In fiscal 2000, the Company paid Hicks Muse Partners a fee of $370,292 for services under the Monitoring and Oversight Agreement.

Financial Advisory Agreement

In conjunction with the Triad Acquisition, Holding and the Company entered into a ten-year agreement (the "Financial Advisory Agreement") pursuant to which Hicks Muse Partners receives a fee equal to 1.5% of the "Transaction Value" (as defined) for each "Add-on Transaction" (as defined) in which Holding or the Company is involved. The term "Transaction Value" means the total value of the Add-on Transaction, including, without limitation, the aggregate amount of the funds required to complete the Add-on Transaction, including the amount of any indebtedness, preferred stock or similar items assumed (or remaining outstanding). The term "Add-on Transaction" means any respective subsidiaries, and any other person or entity, excluding, however, any acquisition that does not involve the use of (or any waiver or consent under) any debt equity financing and in which neither Hicks Muse Partners nor any other person or entity provides financial advisory investment on banking or similar services. In addition, Holding and the Company, jointly and severally, have agreed to indemnify Hicks Muse Partners, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the Financial Advisory Agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of Hicks Muse Partners. The Financial Advisory Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The Company does not believe that the services that have been and will continue to be provided by Hicks Muse Partners pursuant to the Financial Advisory Agreement could otherwise be obtained by Holding and the Company without the addition of personnel or the engagement of outside professional advisors. In the Company's opinion, the fees provided for under the Financial Advisory Agreement reasonably reflect the benefits received and to be received by Holding and the Company. In fiscal 2000, the Company paid no fees to Hicks Muse Partners for services provided by Hicks Muse Partners under the Financial Advisory Agreement.

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

Lease of Corporate Offices

The Company leased office space from a corporation that is wholly owned by Messrs. Glenn and Preston Staats. In fiscal 2000, the rental payments for such facility were $540,000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) (1) Financial Statements - See index to Consolidated Financial Statements in Item 8 hereof.

       (2) Financial Statements Schedules - See Schedule II - Valuation and Qualifying Accounts.
           All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

       (3) Exhibits:

      EXHIBIT NO.
      -----------
      2.1            - Agreement and Plan of Merger, dated as of October 17, 1996, among Cooperative
                     Computing, Inc., CCI Acquisition Corp. and Triad Systems Corporation. (1)
      2.2            - First Amendment to Agreement and Plan of Merger, dated as of January 15, 1997. (1)
      2.3            - Second Amendment to Agreement and Plan of Merger, dated as of February 19, 1997. (1)
      3.1            - Restated Certificate of Incorporation of the Company. (1)
      3.2            - Certificate of Amendment of Certificate of Incorporation of the Company. (1)
      3.3            - Amended and Restated Bylaws of the Company. (2)
      4.1            - Indenture, dated as of February 10, 1998, between the Company and Norwest Bank
                     Minnesota, National Association. (1)
      4.2            - Form of Note. (1)
      10.1           - Credit Agreement, dated as of February 27, 1997, as amended and restated as of
                     February 10, 1998, among the Company, Holding, the several banks and other financial institutions parties thereto, and The Chase Manhattan Bank (the "Credit Agreement"). (1)
      10.2           - First Amendment to the Credit Agreement, dated as of June 30, 1998. (3)
      10.3           - Second Amendment to the Credit Agreement, dated as of February 12, 1999. (4)
      10.4           - Third Amendment to the Credit Agreement, dated as of May 25, 1999. (5)
      10.5           - Fourth Amendment to the Credit Agreement, dated as of December 21, 1999. (6)
      10.6           - Fifth Amendment to the Credit Agreement, dated as of December 22, 2000. *
      10.7           - Guarantee and Collateral Agreement, dated as of February 27, 1997, as amended and restated as of February 6, 1998, made by the Company; Holding, and certain of their subsidiaries in favor of the Chase Manhattan Bank. (1)
      10.8           - Loan and Security Agreement, dated as of January 1, 1997, between CCI/Triad Financial
                     Holding Corporation and Heller Financial, Inc. (1)
      10.9           - Amendment, dated March 31, 1999, among the Registrant, Triad Systems Financial
                     Corporation, CCI/Triad Financial Holding Corporation, as Borrower, and Heller Financial
                     Leasing, Inc. (5)



      10.10          - Master Loan and Security Agreement, dated as of June 1, 1998, between CCI/Triad
                     Financial Holding Corporation and NationsCredit Commercial Corporation (the "NCC
                     Agreement").(6)
      10.11          - Amendment No. 1 to the NCC Agreement, dated as of September 28, 1999.(6)
      10.12          - Loan and Security Agreement, dated as of January 1, 1997, between CCI/Triad Financial
                     Holding Corporation and Metlife Capital Corporation. (1)
      10.13          - Loan and Security Agreement, dated as of March 1, 1997, between CCI/Triad Financial
                     Holding Corporation and Sanwa Business Credit Corporation. (1)
      10.14          - Loan and Security Agreement, dated as of September 25, 1997, between Triad Systems
                     Financial Corporation and Mellon U.S. Leasing, A Division of Mellon Leasing Corporation.
                     (1)
      10.15          - Purchase Agreement, dated as of February 1, 1999, between Triad Systems Financial
                     Corporation and Mellon US Leasing, A Division of Mellon Leasing Corporation. (4)
      10.16          - Loan and Security Agreement, dated as of July 1, 1999, between CCI/Triad Financial
                     Holding Corporation and IFC Credit Corporation.(6)
      10.17          - First Amendment to the IFC Agreement, dated as of September 23, 1999. (6)
      10.18          - Project Lease Agreement, dated as of August 1, 1988, between 3055 Triad Dr. Corp. and the Company. (1)
      10.19          - First Amendment to Project Lease Agreement, effective as of February 26, 1997. (1)
      10.20          - Lease Agreement, dated as of January 11, 1992, by and between Computerized Properties,
                     Inc. and the Company. (1)
      10.21          - Agreement between the Industrial Development Authority and Triad Systems Ireland
                     Limited, Triad Systems Corporation and Tridex Systems Limited. (1)
      10.22          - Supplemental Agreement between the Industrial Development Authority and Triad Systems
                     Ireland Limited, Triad Systems Corporation and Tridex Systems Limited. (1)
      10.23          - Real Estate Distribution Agreement, dated February 26, 1997, among the Company, 3055
                     Triad Dr. Corp., 3055 Management Corp., and Triad Park, LLC. (1)
      10.24          - Assignment and Assumption Agreement, dated February 27, 1997, between the Company and
                     Triad Park, LLC. (1)
      10.25          - Assignment and Assumption Agreement, dated February 27, 1997, between the Company and
                     Triad Park, LLC. (1)
      10.26          - Warrant of Cooperative Computing Holding Company, Inc., dated September 10, 1997, issued to A. Laurence Jones. (1)
      10.27          - Stockholders Agreement, dated as of May 26, 1999, among the Company, Holdings and the stockholders signatory thereto.(6)
      10.28          - Monitoring and Oversight Agreement, dated as of February 27, 1997, among Holding, the
                     Company, and Hicks, Muse & Co. Partners, L.P. (1)
      10.29          - Financial Advisory Agreement, dated as of February 27, 1997, among Holding, the
                     Company, and Hicks, Muse & Co. Partners, L.P. (1)
      10.30          - Asset Purchase Agreement, dated as of November 20, 1997, between ADP Claims Solutions
                     Group, Inc. and the Company, dated as of November 20, 1997. (1)
      10.31          - Employment Agreement, dated as of June 14, 1999, between the Company and Michael A.
                     Aviles. (5)
      10.32          - Employment Agreement Amendment, dated as of June 27, 2000, between the Company and
                     Michael A. Aviles. (7)
      10.33          - Stock Option Agreement, dated June 14, 1999, between Holding and Michael A. Aviles.
                     (6)
      10.34          - Employment Agreement, dated effective as of October 1, 1999, between the Company and
                     Paul D. Stone. (6)
      10.35          - Cooperative Computing Holding Company, Inc. 1998 Stock Option Plan, as amended. (5)
      10.36          - Cooperative Computing Holding Company, Inc. 2000 Stock Option Plan. (8)
      10.37          - Form of Non-Qualified Stock Option Agreement for Eligible Employees. (2)
      21             - List of Subsidiaries. (1)
      27             - Financial Data Schedule.*

----------------
        *   Filed herewith.

        1. Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-49389) filed on April 3, 1998.
        2. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1998.
        3. Incorporated by reference to Pre-Effective Amendment No.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-49389) filed on July 8, 1998.

        4. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1999.
        5. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1999.
        6. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1999.
        7. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 2000.
        8. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2000.

  (b)  Reports on Form 8-K.

      No Reports on Form 8-K have been filed during the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of December, 2000.

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


           SIGNATURE                         TITLE                        DATE
------------------------------   -----------------------------   ----------------------
/s/   MICHAEL A. AVILES          President and Chief Operating   December 27, 2000
----------------------------      Officer (Principal Executive
      Michael A. Aviles           Officer


/s/   PAUL D. STONE              Senior Vice President and       December 27, 2000
----------------------------      Chief Administrative Officer
      Paul D. Stone               (Principal Accounting and
                                  Financial Officer)


/s/   GLENN E. STAATS            Chairman of the Board and       December 27, 2000
----------------------------      Chief Executive Officer and
      Glenn E. Staats             a Director


/s/   PRESTON W. STAATS          Vice Chairman of the Board      December 27, 2000
----------------------------      and a Director
      Preston W. Staats


/s/   THOMAS O. HICKS            Director                        December 27, 2000
----------------------------
      Thomas O. Hicks


/s/   JACK D. FURST              Director                        December 27, 2000
----------------------------
      Jack D. Furst


/s/   JOE COLONNETTA             Director                        December 27, 2000
----------------------------
      Joe Colonnetta


/s/   A. LAURENCE JONES          Director                        December 27, 2000
----------------------------
      A. Laurence Jones


      JAMES R. PORTER            Director                        December 27, 2000
----------------------------
      James R. Porter

                                       48

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                     ADDITIONS
                                                        BALANCE AT   CHARGED TO                BALANCE AT
                                                        BEGINNING    COSTS AND                   END OF
 DESCRIPTION                                            OF PERIOD     EXPENSES    DEDUCTIONS     PERIOD
 ----------------------------------------------------   ----------  -----------  -----------   ----------
                                                                          (in thousands)
 YEAR ENDED SEPTEMBER 30, 1998:
 Allowance for doubtful accounts                            5,468         6,599       5,966         6,101
 Inventory valuation                                        2,070           561         647         1,984
 Allowance for losses in investment in leases                 730         3,355       3,365           720
 YEAR ENDED SEPTEMBER 30, 1999:
Allowance for doubtful accounts                             6,101         8,296       4,771         9,626
 Inventory valuation                                        1,984           218         400         1,802
Allowance for losses in investment in leases                  720         3,825       2,570         1,975
 YEAR ENDED SEPTEMBER 30, 2000:
Allowance for doubtful accounts                             9,626         9,301      13,841         5,086
Inventory valuation                                         1,802         1,287       1,488         1,601
Allowance for losses in investment in leases                1,975         1,040       1,571         1,444