Form 10-Q
period 2000-12-31
COOPERATIVE COMPUTING INC /DE/
filed 2001-02-13
CIK 1059103

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2000

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

Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                      Outstanding at February 13, 2000
                 -----                      --------------------------------
             Common Stock                             1,000 Shares

                                        1

                           COOPERATIVE COMPUTING, INC.
                                      INDEX

                                                                            PAGE
                                                                            ----
PART I  - FINANCIAL INFORMATION                                                4

ITEM 1. - FINANCIAL STATEMENTS                                                 4

    COOPERATIVE COMPUTING HOLDING COMPANY, INC.

    Consolidated Balance Sheets as of September 30, 2000 and
    December 31, 2000                                                          4

    Consolidated Statements of Operations for the three months ended
    December 31, 1999 and December 31, 2000                                    5

    Consolidated Statements of Cash Flows for the three months ended
    December 31, 1999 and December 31, 2000                                    6

    Notes to Consolidated Financial Statements                                 7

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS                                                         10

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          13

PART II - OTHER INFORMATION                                                   14

ITEM 1. - LEGAL PROCEEDINGS                                                   14

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS                           14

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES                                     14

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 14

ITEM 5. - OTHER INFORMATION                                                   14

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                    14

SIGNATURE                                                                     15

                                        2

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

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands, except share amounts)

                                                              September 30,     December 31,
                                                                  2000              2000
                                                             --------------    ----------------
                                                                                 (Unaudited)
ASSETS:
Current assets:
    Cash and cash equivalents                                $         679     $           221
    Trade accounts receivable, net of allowance for
      doubtful accounts of $5,086 and $4,769                        34,714              37,670
    Inventories                                                      3,786               4,797
    Investment in leases                                             4,439               4,584
    Deferred income taxes                                            6,772               6,772
    Prepaid expenses and other current assets                        4,858               6,921
                                                             --------------    ----------------
        Total current assets                                        55,248              60,965

Service parts                                                        3,813               3,438
Property and equipment, net                                          8,241               7,959
Long-term investment in leases                                      12,411              10,304
Capitalized computer software costs, net                            13,901              13,748
Databases, net                                                      11,050              11,310
Other intangibles                                                  121,533             117,621
Other assets                                                        18,987              16,096
                                                             --------------    ----------------
        Total assets                                         $     245,184     $       241,441
                                                             ==============    ================

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
    Accounts payable                                         $      10,708     $         7,913
    Payroll related accruals                                        13,663              14,450
    Deferred revenue                                                11,948              12,011
    Current portion of long-term debt                                8,400               8,900
    Accrued expenses and other current liabilities                   8,598              10,260
                                                             --------------    ----------------
          Total current liabilities                                 53,317              53,534

Long-term debt                                                     170,200             171,900
Deferred income taxes                                               24,455              24,455
Other liabilities                                                    8,872               8,276
                                                             --------------    ----------------
          Total liabilities                                        256,844             258,165

Redeemable Class A Common Stock, including $12,854 and
    $15,834 in accumulated accretion at September 30, 2000
    and December 31, 2000, respectively                             36,795              39,775

Stockholders' equity (deficit):
    Common Stock:
      Par value $.000125, authorized 50,000,000 shares,
      issued and outstanding 35,220,000 at
      September 30, 2000 and December 31, 2000                           4                   4
    Additional paid-in capital                                      88,994              88,994
    Retained deficit                                              (136,399)           (144,652)
    Other accumulated comprehensive income:
      Cumulative translation adjustment                             (1,054)               (845)
                                                             --------------    ----------------
Total stockholders' equity (deficit)                               (48,455)            (56,499)
                                                             --------------    ----------------
Total liabilities and stockholders' equity (deficit)         $     245,184     $       241,441
                                                             ==============    ================

                             See accompanying notes

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                              (amounts in thousands)

                                                       Three Months Ended
                                                          December 31,
                                                  ----------------------------
                                                     1999              2000
                                                  ----------        -----------
Revenues:
    Systems                                       $  19,248         $  12,704
    Customer support and information services        38,107            39,094
    Finance                                             882               660
                                                  ----------        ----------
Total revenues                                       58,237            52,458
Cost of revenues:
    Systems                                          16,439             8,448
    Services and finance                             21,169            19,924
                                                  ----------        ----------
Total cost of revenues                               37,608            28,372
                                                  ----------        ----------
Gross margin                                         20,629            24,086
Operating expenses:
    Sales and marketing                              13,285            10,885
    Product development                               3,587             4,316
    General and administrative                        9,896            10,129
                                                  ----------        ----------
Total operating expenses                             26,768            25,330
                                                  ----------        ----------
Operating loss                                       (6,139)           (1,244)
Interest expense                                     (4,689)           (4,870)
Foreign exchange gain (loss)                             15                38
Other income, net                                       202                57
                                                  ----------        ----------
Loss before income taxes                            (10,611)           (6,019)
Income tax benefit                                   (3,014)             (746)
                                                  ----------        ----------
Net loss                                             (7,597)           (5,273)
Accretion of redeemable convertible stock            (2,205)           (2,980)
                                                  ----------        ----------
Net loss attributable to common stock             $  (9,802)        $  (8,253)
                                                  ==========        ==========

Comprehensive loss:
    Net loss                                      $  (7,597)        $  (5,273)
    Foreign currency translation adjustment            (129)              209
                                                  ----------        ----------
    Comprehensive loss                            $  (7,726)        $  (5,064)
                                                  ==========        ==========

                             See accompanying notes

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                              (amounts in thousands)

                                                                    Three Months Ended
                                                                       December 31,
                                                             ------------------------------
                                                                 1999              2000
                                                             ------------       -----------
OPERATING ACTIVITIES
Net loss                                                     $    (7,597)       $   (5,273)
Adjustments to reconcile net loss to net cash provided
    by (used in)operating activities:
    Depreciation                                                   2,310             2,230
    Amortization                                                  10,635             6,091
    Provision for doubtful accounts                                2,284               940
    Other, net                                                      (226)              274
    Changes in assets and liabilities, net of effects of
    businesses acquired:
        Trade accounts receivable                                   (430)           (3,896)
        Inventories                                                2,476            (1,011)
        Investment in leases                                      (2,109)            1,962
        Deferred income taxes                                     (3,153)                -
        Prepaid expenses and other assets                            427               658
        Accounts payable                                          (6,862)           (2,795)
        Deferred revenue                                          (2,724)               63
        Accrued expenses and other current liabilities             3,468             1,853
                                                             ------------       -----------
Net cash provided by (used in) operating activities               (1,501)            1,096

INVESTING ACTIVITIES
Purchase of property and equipment                                  (278)           (1,061)
Capitalized computer software costs and databases                 (2,577)           (2,216)
Purchase of service parts                                           (359)             (512)
Other, net                                                           (53)               35
                                                             ------------       -----------
Net cash used in investing activities                             (3,267)           (3,754)

FINANCING ACTIVITIES
Proceeds from debt facility                                       28,800            12,800
Payment on long-term debt facilities                             (24,032)          (10,600)
                                                             ------------       -----------
Net cash provided by financing activities                          4,768             2,200
                                                             ------------       -----------

(Decrease)/increase in cash and cash equivalents                       -              (458)
Cash and cash equivalents, beginning of period                         -               679
                                                             ------------       -----------
Cash and cash equivalents, end of period                     $         -        $      221
                                                             ============       ===========

Supplemental disclosures of cash flow information
Cash paid during the period for:
    Interest                                                 $     2,824        $    2,025
                                                             ============       ===========
    Income taxes                                             $       135        $      174
                                                             ============       ===========
Non cash financing activity:
    Accretion of Class A Common Stock                        $     2,205        $    2,980
                                                             ============       ===========


                             See accompanying notes

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Cooperative Computing Holding Company, Inc. ("Holding" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2000 may not be indicative of the results for the full fiscal year ending
September 30, 2001. Holding has no assets or liabilities other than (1) its investment in its wholly owned subsidiary, Cooperative Computing, Inc. ("CCI") and (2) its Redeemable Convertible Class A Common Stock, the net proceeds of which were contributed in full to CCI; accordingly, these consolidated financial statements represent the operations of CCI and its subsidiaries.

Certain amounts in the three months ended December 31, 1999 have been reclassified to conform to the presentation for the three months ended December 31, 2000.

2.  SALE OF LEASE RECEIVABLES

Activity in the following servicing liability accounts (recorded in other liabilities in the Company's balance sheet) was as follows (in thousands):

                                      LEASE SERVICING      RECOURSE
                                         OBLIGATION       OBLIGATION
                                      ---------------  ---------------
Balance at September 30, 2000......,  $        1,328   $        6,861
Newly-created liabilities...........               9            1,678
Charges and lease write-offs........            (180)            (682)
                                      ---------------  ---------------
Balance at December 31, 2000........  $        1,157   $        7,857
                                      ===============  ===============


3.  INCOME TAXES

The Company recorded an income tax benefit for the three months ended December 31, 2000 at an effective rate, which is based on the Company's anticipated results for the full fiscal year. The amount of permanent differences that impact the effective tax rate are approximately the same for each of the periods presented.

The Company's benefit for income taxes differs from the amount computed by applying the statutory rate to loss before income taxes due to the impact of permanent differences, which consist primarily of goodwill amortization.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's current revenue recognition policies and practices are materially consistent with this statement. The standard is required to be implemented no later than the fourth quarter of fiscal 2001.
                                        7

In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended. This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted SFAS No. 133 effective October 1, 2000, and the adoption did not have a material impact on the Company's financial position or results of operations.

In September 2000, the FASB issued SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICES OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, a replacement of FASB Statement No. 125. It is effective for transactions occurring after March 31, 2001. This statement provides guidance for distinguishing transfers of financial assets that are sales from transfers that are actually secured borrowings. The current accounting practices of the Company are materially consistent with the new standard.

5.  SEGMENT REPORTING

The Company's business operations are organized into two divisions, automotive and hardlines and lumber, as shown below. Additionally, a breakdown by geographic area of total revenues and total assets is disclosed. The Americas geographic area covers the U.S. and Canada. The Europe geographic area covers the United Kingdom, Ireland and France.



                                                                 Three Months Ended
                                                                    December 31,
                                                            ----------------------------
                                                                1999            2000
                                                             ------------    ------------
                                                                    (in thousands)

Systems revenues:
    Automotive                                               $    10,642     $    4,843
    Hardlines and lumber                                           8,606          7,861
                                                             ------------    -----------
Total systems revenues:                                           19,248         12,704

Customer support and information services revenues:
    Automotive                                                    25,370         25,221
    Hardlines and lumber                                          12,737         13,873
                                                             ------------    -----------
Total customer support and information services revenues:         38,107         39,094

Finance revenues:
    Automotive                                                       563            231
    Hardlines and lumber                                             319            429
                                                             ------------    -----------
Total finance revenues:                                              882            660

Systems costs of revenues:
    Automotive                                                     9,521          3,598
    Hardlines and lumber                                           6,918          4,850
                                                             ------------    -----------
Total systems costs of revenues:                                  16,439          8,448

Services and finance cost of revenues:
    Automotive                                                    13,743         12,053
    Hardlines and lumber                                           7,426          7,871
                                                             ------------    -----------
Total services and finance cost of revenues:                      21,169         19,924

Sales and marketing:
    Automotive                                                     8,697          6,489
    Hardlines and lumber                                           4,588          4,396
                                                             ------------    -----------
Total sales and marketing:                                        13,285         10,885

Product development:
    Automotive                                                     2,532          3,222
    Hardlines and lumber                                           1,037          1,094
    Corporate                                                         18              -
                                                             ------------    -----------
Total product development:                                         3,587          4,316

General and administrative                                         9,896         10,129
Interest expense                                                  (4,689)        (4,870)
Other income(expense), net                                           217             95
                                                             ------------    -----------
Loss before income taxes                                     $   (10,611)    $   (6,019)
                                                             ============    ===========

Revenues:
    Americas                                                 $    56,783     $   51,143
    Europe                                                         1,454          1,315
                                                             ------------    -----------
Total revenues                                               $    58,237     $   52,458
                                                             ============    ===========

Assets:
    Americas                                                 $  270,199      $  236,287
    Europe                                                        4,380           5,154
                                                             -----------     -----------
Total assets                                                 $  274,579      $  241,441
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

Historical Results of Operations

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

Revenues for the three months ended December 31, 2000 were $52.5 million, a decrease of $5.7 million, or 10% from the $58.2 million recorded in the prior year's period. The decrease was primarily attributed to the automotive division, which had a revenue decline of $6.3 million.

Systems revenues for the three months ended December 31, 2000 were $12.7 million, compared to $19.2 million for the three months ended
December 31, 2000, a decrease of $6.5 million, or 34%. Systems revenues for the automotive division for the three months ended December 31, 2000 decreased
$5.8 million to $4.8 million, as compared to last year's similar period, a decrease of 54.5%. Systems revenues for the hardlines and lumber division for the three months ended December 31, 2000 decreased $0.8 million to $7.9 million, as compared to the three months ended December 31, 1999. The revenue decreases were primarily due to both market factors and sales strategy changes. The market factors include an increase in systems purchased in 1999 to upgrade in anticipation of Y2K and an overall slowdown in the auto parts aftermarket industry resulting in a corresponding decrease in system sales. Additionally, changes from an internal reorganization in both the automotive division and hardlines and lumber division shifted one automotive sales model to a lower price point and focused on attracting more profitable new customers.

Customer support and information services revenues were $39.1 million for the three months ended December 31, 2000, compared to $38.1 million for the three months ended December 31, 1999, an increase of $1.0 million, or 3%. For the three months ended December 31, 2000, customer support and information services revenues for the automotive division decreased $0.2 million from $25.4 million to $25.2 million, while the hardlines and lumber division increased $1.2 million from $12.7 million to $13.9 million, as compared to the three months ended December 31, 1999. The decrease in the automotive division is primarily due to increases in catalog revenue offset by lower customer support revenue primarily due to customers converting to lower revenue, higher margin support products. The hardlines and lumber increase is primarily due to increases in customer support from new customers.

Finance revenues were $0.7 million for the three months ended December 31, 2000, compared to $0.9 million for the three months ended December 31, 1999, a decrease of $0.2 million, or 25%. The decrease is primarily due to a decrease in the volume of leases originated and discounted during the period and a decrease in the percentage gain on the sale of the leases as compared to the three months ended December 31, 1999.

Cost of revenues were $28.4 million for the three months ended
December 31, 2000, compared to $37.6 million for the three months ended December 31, 1999, a decrease of $9.2 million, or 25%. For the three months ended December 31, 2000, cost of revenues for the automotive division and the hardlines and lumber division decreased $7.6 million, or 33%, to $15.7 million, and decreased $1.6 million, or 11%, to $12.7 million, respectively, as compared to the three months ended December 31, 1999.

Cost of systems revenues were $8.5 million for the three months ended
December 31, 2000 compared to $16.4 million for the three months ended
December 31, 1999, a decrease of $7.9 million or 48%. Cost of systems revenues for the automotive division for the three months ended December 31, 2000 decreased $5.9 million to $3.6 million as compared to the three months ended December 31, 1999. Cost of systems revenues for the hardlines and lumber division for the three months ended December 31, 2000 decreased $2.1 million to $4.8 million compared to the three months ended December 31, 1999. The decrease in systems cost of sales is primarily due to lower system sales, lower depreciation and amortization expense due to certain fixed and intangible assets becoming fully amortized, and lower implementation costs due to a reorganization of the implementation group. Cost of systems revenues as a percentage of systems revenues for the automotive division were 74% and 90% for the three months ended December 31, 2000 and 1999, respectively. Cost of systems revenues as a percentage of systems revenues for the hardlines and lumber division was 62% and 80% for the three months ended December 31, 2000 and 1999, respectively. The percentage fluctuations are primarily due to the factors mentioned above.

Cost of revenues for services and finance were $19.9 million for the three months ended December 31, 2000, compared to $21.2 million for the three months ended December 31, 1999, a decrease of $1.3 million, or 6%. Cost of revenues for services and finance for the automotive division for the three months ended December 31, 2000 decreased $1.7 million to $12.0 million, compared to the three months ended December 31, 1999. Cost of revenues for services and finance for the hardlines and lumber division for the three months ended December 31, 2000 increased $0.5 million to $7.9 million, compared to the three months ended December 31, 1999. Cost of revenues of services and finance is down overall from 1999 primarily due to savings from a reorganization of the Company's customer support organization and lower depreciation and amortization expense due to certain fixed and intangible assets becoming fully amortized. The increase in cost of revenues of services and finance is primarily due to the increased revenue in the three months ended December 31, 2000 compared to the three months ended December 31, 1999. As a percentage of services revenues, cost of revenues for services and finance for the automotive division were 47% and 53% for the three months ended December 31, 2000 and 1999, respectively. As a percentage of services revenues, cost of revenues for services and finance for the hardlines and lumber division were 55% and 57% for the three months ended
December 31, 2000 and 1999, respectively. The percentage fluctuations are primarily due to the factors mentioned above.

Sales and marketing expense for the three months ended December 31, 2000 decreased $2.4 million to $10.9 million, as compared to the three months ended December 31, 1999. Sales and marketing expense for the automotive division for the three months ended December 31, 2000 decreased $2.2 million to $6.5 million, as compared to the three months ended December 31, 1999. As a percentage of revenue, sales and marketing expense for the automotive division was 21% and 24% for the three months ended December 31, 2000 and 1999, respectively. The decrease in the sales and marketing expense for the automotive division is primarily due to reduced personnel costs driven by a reorganization of product marketing and a reduction of the automotive service dealer field sales force and lower provision for uncollectible accounts. Sales and marketing expense for the hardlines and lumber division for the three months ended December 31, 2000 decreased $0.2 million to $4.4 million, as compared to the three months ended December 31, 1999. The decrease in sales and marketing expense in the hardlines and lumber division is primarily due to a lower provision for uncollectible accounts. As a percentage of revenue, sales and marketing expense for the hardlines and lumber division was 20% and 21% for the three months ended December 31, 2000 and 1999, respectively.

Product development expenses for the three months ended December 31, 2000 increased $0.7 million to $4.3 million, as compared to the three months ended December 31, 1999. As a percentage of revenue, product development expenses were 8% and 6% for the three months ended December 31, 2000 and 1999, respectively. Product development expenses for the automotive division for the three months ended December 31, 2000 increased $0.7 million to $3.2 million. The increase is primarily due to higher personnel costs related to the development of certain internet related products. As a percentage of automotive division revenue, product development expenses for the automotive division were 11% and 7% for the three months ended December 31, 2000 and 1999, respectively. Product development expenses for the hardlines and lumber division for the three months ended December 31, 2000 increased $0.1 million to $1.1 million. As a percentage of hardlines and lumber revenue, product development expenses for the hardlines and lumber division were 5% for both the three months ended December 31, 2000 and 1999, respectively.

General and administrative expenses for the three months ended December 31, 2000 were $10.1 million compared to $9.9 million for the three months ended
December 31, 1999, an increase of $0.2 million, or 2%. As a percentage of revenues, general and administrative expense was 19% and 17% for the three months ended December 31, 2000 and 1999, respectively. The increase in general and administrative expenses is primarily due to consulting services.

Interest expense for the three months ended December 31, 2000 increased $0.2 million compared to the three months ended December 31, 1999. See "Liquidity and Capital Resources."

As a result of the above factors, the Company experienced a net loss of $5.3 million for the three months ended December 31, 2000, compared to a net loss of $7.6 million for the three months ended December 31, 1999, a decrease in loss of $2.3 million or 30%.

Liquidity and Capital Resources

As of December 31, 2000, the Company had $180.8 million in outstanding indebtedness, an increase of $2.2 million from September 30, 2000. The Company's outstanding indebtedness under its Restated Senior Credit Facilities at December 31, 2000 included $29.3 million borrowed on the Company's $47.5 million senior secured revolving credit facility under its Restated Senior Credit Facilities and $51.5 million of senior secured term loans. Remaining indebtedness consists of $100.0 million of Senior Subordinated Notes, due 2008, bearing interest at 9%. The Company's Restated Senior Credit Facilities impose certain restrictions on the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. At December 31, 2000, the Company was in compliance with these restrictions.

The $51.5 million term loan facility requires repayment of $2.1 million per quarter in fiscal year 2001. All borrowings under the Restated Senior Credit Facilities are scheduled to be repaid by March 31, 2004. A portion of the Company's debt bears interest at floating rates; therefore, its financial condition is and will be affected by changes in prevailing rates.

In addition to servicing its debt obligations, the Company requires substantial liquidity for capital expenditures and working capital needs. The Company also requires working capital as it funds its customer leasing operations and then periodically produces working capital as it liquidates its lease portfolio through discounting arrangements with banks and lending institutions. For the three months ended December 31, 2000, the Company's capital expenditures were $3.8 million, which includes $2.2 million for capitalized computer software costs and databases. Additionally, the Company is obligated to pay a minimum royalty of $1.0 million through 2011 for a software license that the Company sublicenses to customers in the automotive industry.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Reference is made to Part II, Item 7A, "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. There have been no material changes in the quarter ended December 31, 2000.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the resolution of these matters will not have a material adverse effect on the Company's results of operation or financial position.

Item 2.   Changes in Securities and Use of Proceeds.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

By consent of the sole shareholder of the Company in lieu of an annual meeting, the following were reelected directors of the Company on December 8, 2000:
Thomas O. Hicks, Jack D. Furst, Joseph Colonnetta, A. Laurence Jones, James R. Porter, Glenn Staats and Preston Staats.

Item 5.   Other Information.

None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits - None


          (b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the three months ended December 31, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of February, 2001.

                                       COOPERATIVE COMPUTING, INC.

                                       By: /s/ PAUL D. STONE
                                       Paul D. Stone
                                       Senior Vice President and
                                         Chief Administrative Officer