Form 10-Q
period 2001-03-31
COOPERATIVE COMPUTING INC /DE/
filed 2001-05-15
CIK 1059103

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                        Outstanding at May 14, 2001
                 -----                      --------------------------------
             Common Stock                             1,000 Shares

                           COOPERATIVE COMPUTING, INC.
                                      INDEX

                                                                            PAGE
                                                                            ----
FORWARD-LOOKING STATEMENTS                                                     3

PART I  - FINANCIAL INFORMATION                                                4

ITEM 1. - FINANCIAL STATEMENTS                                                 4

    COOPERATIVE COMPUTING HOLDING COMPANY, INC.

    Consolidated Balance Sheets as of September 30, 2000 and
    March 31, 2001                                                             4

    Consolidated Statements of Operations for the three months and
    six months ended March 31, 2000 and March 31, 2001                         5

    Consolidated Statements of Cash Flows for the six months ended
    March 31, 2000 and March 31, 2001                                          6

    Notes to Consolidated Financial Statements                                 7

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS                                                         10

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          15

PART II - OTHER INFORMATION                                                   16

ITEM 1. - LEGAL PROCEEDINGS                                                   16

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS                           16

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES                                     16

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 16

ITEM 5. - OTHER INFORMATION                                                   16

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                    16

SIGNATURE                                                                     17

INDEX TO EXHIBITS                                                             18

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

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands, except share amounts)

                                                              September 30,      March 31,
                                                                  2000              2001
                                                             --------------    ----------------
                                                                                 (Unaudited)
ASSETS:
Current assets:
    Cash and cash equivalents                                $         679     $         2,448
    Trade accounts receivable, net of allowance for
      doubtful accounts of $5,086 and $4,978 at
      September 30, 2000 and March 31, 2001, respectively           34,714              39,590
    Inventories                                                      3,786               3,862
    Investment in leases                                             4,439               4,529
    Deferred income taxes and other current assets                  11,630              14,546
                                                             --------------    ----------------
        Total current assets                                        55,248              64,975

Service parts                                                        3,813               3,544
Property and equipment, net                                          8,241               7,406
Long-term investment in leases                                      12,411              11,318
Capitalized computer software costs, net                            13,901              14,059
Databases, net                                                      11,050              11,533
Other intangibles                                                  121,533             114,108
Other assets                                                        18,987              15,063
                                                             --------------    ----------------
        Total assets                                         $     245,184     $       242,006
                                                             ==============    ================

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
    Accounts payable                                         $      10,708     $        12,613
    Payroll related accruals                                        13,663              11,998
    Deferred revenue                                                11,948              12,545
    Current portion of long-term debt                                8,400               9,400
    Accrued expenses and other current liabilities                   8,598               8,334
                                                             --------------    ----------------
          Total current liabilities                                 53,317              54,890

Long-term debt                                                     170,200             173,250
Deferred income taxes and other liabilities                         33,327              33,863
                                                             --------------    ----------------
          Total liabilities                                        256,844             262,003

Redeemable Class A Common Stock, including $12,854 and
    $18,748 in accumulated accretion at September 30, 2000
    and March 31, 2001, respectively                                36,795              42,689

Stockholders' deficit:
    Common Stock:
      Par value $.000125, authorized 50,000,000 shares,
      issued and outstanding 35,220,000 at
      September 30, 2000 and March 31, 2001                              4                   4
    Additional paid-in capital                                      88,994              88,994
    Retained deficit                                              (136,399)           (150,324)
    Other accumulated comprehensive income:
      Cumulative translation adjustment                             (1,054)             (1,360)
                                                             --------------    ----------------
Total stockholders' deficit                                        (48,455)            (62,686)
                                                             --------------    ----------------
Total liabilities and stockholders' deficit                  $     245,184     $       242,006
                                                             ==============    ================

                             See accompanying notes

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                              (amounts in thousands)

                                                       Three Months Ended                 Six Months Ended
                                                           March 31,                         March 31,
                                                  ---------------------------       ---------------------------
                                                     2000              2001             2000             2001
                                                  ----------        ----------       ----------       ----------
Revenues:
    Systems                                       $  18,222         $  14,698        $  37,470        $  27,402
    Services and finance                             39,259            40,048           78,249           79,802
                                                  ----------        ----------       ----------       ----------
Total revenues                                       57,481            54,746          115,719          107,204
Cost of revenues:
    Systems                                          12,755             7,888           29,194           16,336
    Services and finance                             22,239            20,408           43,410           40,332
                                                  ----------        ----------       ----------       ----------
Total cost of revenues                               34,994            28,296           72,604           56,668
                                                  ----------        ----------       ----------       ----------
Gross margin                                         22,487            26,450           43,115           50,536
Operating expenses:
    Sales and marketing                              12,283            10,944           25,568           21,829
    Product development                               3,612             4,579            7,200            8,896
    General and administrative                        9,599             9,405           19,494           19,535
                                                  ----------        ----------       ----------       ----------
Total operating expenses                             25,494            24,928           52,262           50,260
                                                  ----------        ----------       ----------       ----------
Operating gain (loss)                                (3,007)            1,522           (9,147)             276
Interest expense                                     (4,923)           (4,674)          (9,611)          (9,547)
Foreign exchange gain (loss)                             13                (7)              28               32
Other income, net                                       210                13              412               72
                                                  ----------        ----------       ----------       ----------
Loss before income taxes                             (7,707)           (3,146)         (18,318)          (9,167)
Income tax benefit                                    2,166               390            5,181            1,136
                                                  ----------        ----------       ----------       ----------
Net loss                                             (5,541)           (2,756)         (13,137)          (8,031)
Accretion of redeemable convertible stock            (2,182)           (2,914)          (4,387)          (5,894)
                                                  ----------        ----------       ----------       ----------
Net loss attributable to common stock             $  (7,723)        $  (5,670)       $ (17,524)       $ (13,925)
                                                  ==========        ==========       ==========       ==========

Comprehensive loss:
    Net loss                                      $  (5,541)        $  (2,756)       $ (13,137)       $  (8,031)
    Foreign currency translation adjustment             (59)             (515)            (188)             749
                                                  ----------        ----------       ----------       ----------
    Comprehensive loss                            $  (5,600)        $  (3,271)       $ (13,325)       $  (7,282)
                                                  ==========        ==========       ==========       ==========

                             See accompanying notes

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                              (amounts in thousands)

                                                                    Six Months Ended
                                                                        March 31,
                                                             ------------------------------
                                                                 2000              2001
                                                             ------------       -----------
OPERATING ACTIVITIES
Net loss                                                     $   (13,137)       $   (8,031)
Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation                                                   4,500             4,460
    Amortization                                                  20,356            11,727
    Provision for doubtful accounts                                4,454             3,888
    Other, net                                                      (189)             (259)
    Changes in assets and liabilities, net of effects of
    businesses acquired:
        Trade accounts receivable                                    331            (8,764)
        Inventories                                                4,890               (76)
        Investment in leases                                      (1,990)            1,003
        Deferred income taxes                                     (5,324)               22
        Prepaid expenses and other assets                             20               662
        Accounts payable                                          (7,611)            1,905
        Deferred revenue                                          (3,122)              597
        Accrued expenses and other current liabilities               315            (1,415)
                                                             ------------       -----------
Net cash provided by operating activities                          3,493             5,719

INVESTING ACTIVITIES
Purchase of property and equipment                                (1,143)           (1,912)
Capitalized computer software costs and databases                 (5,056)           (4,740)
Equity in earnings (loss) of investments                             (71)              119
Purchase of service parts                                         (1,015)           (1,467)
                                                             ------------       -----------
Net cash used in investing activities                             (7,285)           (8,000)

FINANCING ACTIVITIES
Proceeds from debt facility                                       51,600            26,550
Payment on long-term debt facilities                             (46,902)          (22,500)
                                                             ------------       -----------
Net cash provided by financing activities                          4,698             4,050
                                                             ------------       -----------

Net increase in cash and cash equivalents                            906             1,769
Cash and cash equivalents, beginning of period                         -               679
                                                             ------------       -----------
Cash and cash equivalents, end of period                     $       906        $    2,448
                                                             ============       ===========

Supplemental disclosures of cash flow information
Cash paid during the period for:
    Interest                                                 $    10,286        $    8,087
                                                             ============       ===========
    Income taxes                                             $       149        $      273
                                                             ============       ===========
Non cash financing activity:
    Accretion of Class A Common Stock                        $     4,387        $    5,894
                                                             ============       ===========


                             See accompanying notes

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Cooperative Computing Holding Company, Inc. ("Holding" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2001 may not be indicative of the results for the full fiscal year ending September 30, 2001. Holding has no assets or liabilities other than (1) its investment in its wholly owned subsidiary, Cooperative Computing, Inc. ("CCI") and (2) its Redeemable Convertible Class A Common Stock, the net proceeds of which were contributed in full to CCI; accordingly, these consolidated financial statements represent the operations of CCI and its subsidiaries.

Certain amounts in the six months ended March 31, 2000 have been reclassified to conform to the presentation for the six months ended March 31, 2001.

2.  SALE OF LEASE RECEIVABLES

Activity in the following servicing liability accounts (recorded in other liabilities in the Company's balance sheet) was as follows (in thousands):

                                      LEASE SERVICING      RECOURSE
                                         OBLIGATION       OBLIGATION
                                      ---------------  ---------------
Balance at September 30, 2000......,  $        1,328   $        6,861
Newly-created liabilities...........              49            3,379
Charges and lease write-offs........            (339)          (1,725)
                                      ---------------  ---------------
Balance at March 31, 2001........     $        1,038   $        8,515
                                      ===============  ===============


3.  INCOME TAXES

The Company recorded an income tax benefit for the six months ended
March 31, 2001 at an effective rate of 12%, which is based on the Company's anticipated results for the full fiscal year. The amount of permanent differences that impact the effective tax rate are approximately the same for each of the periods presented.

The Company's benefit for income taxes differs from the amount computed by applying the statutory rate to loss before income taxes due to the impact of permanent differences, which consist primarily of goodwill amortization.

4.  COMMON STOCK OPTION PLANS

In January 2001 the Company adopted the 2001 Broad-Based Stock Option Plan. The Company approved up to an aggregate of 600,000 shares and approved the grant of 203,850 options at an exercise price equal to the estimated fair market value of $1.00 per share, effective January 1, 2001. Options vest over a five year period, generally become exercisable on January 1, 2008 and expire ten years from the date of the grant. In April 2001 the Company amended and restated the 2000 Stock Option Plan for Key Employees. Under the amended plan, the Company approved up to 5,000,000 shares and approved the grant of 452,150 shares as of January 1, 2001, at an exercise price equal to the estimated fair market value of $1.00 per share.

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

6.  SEGMENT REPORTING

The Company's business operations are organized into two divisions, the automotive division and the hardlines and lumber division, as shown below. Additionally, a breakdown by geographic area of total revenues and total assets is disclosed. The Americas geographic area covers the United States and Canada. The Europe geographic area covers the United Kingdom, Ireland and France.


                                                                   Three Months Ended                  Six Months Ended
                                                                       March 31,                          March 31,
                                                              ---------------------------         ---------------------------
                                                                  2000            2001               2000           2001
                                                               -----------       -----------         -----------     -----------

Systems revenues:
    Automotive                                                 $    9,098        $    6,042          $   19,741      $   10,885
    Hardlines and lumber                                            9,124             8,656              17,729          16,517
                                                               -----------       -----------         -----------     -----------
Total systems revenues:                                            18,222            14,698              37,470          27,402

Services and finance revenues:
    Automotive                                                     25,548            24,898              51,482          50,349
    Hardlines and lumber                                           13,711            15,150              26,767          29,453
                                                               -----------       -----------         -----------     -----------
Total services and finance revenues:                               39,259            40,048              78,249          79,802

Systems costs of revenues:
    Automotive                                                      6,600             3,382              16,122           6,981
    Hardlines and lumber                                            6,155             4,506              13,072           9,355
                                                               -----------       -----------         -----------     -----------
Total systems costs of revenues:                                   12,755             7,888              29,194          16,336

Services and finance cost of revenues:
    Automotive                                                     13,643            12,430              27,388          24,483
    Hardlines and lumber                                            8,596             7,978              16,022          15,849
                                                               -----------       -----------         -----------     -----------
Total services and finance cost of revenues:                       22,239            20,408              43,410          40,332

Sales and marketing:
    Automotive                                                      7,518             6,679              16,213          12,636
    Hardlines and lumber                                            4,765             4,265               9,355           9,193
                                                               -----------       -----------         -----------     -----------
Total sales and marketing:                                         12,283            10,944              25,568          21,829

Product development:
    Automotive                                                      2,506             3,699               5,058           6,921
    Hardlines and lumber                                            1,023               880               2,060           1,975
    Corporate                                                          83                 -                  82               -
                                                               -----------       -----------         -----------     -----------
Total product development:                                          3,612             4,579               7,200           8,896

General and administrative                                          9,599             9,405              19,494          19,535
Interest expense                                                   (4,923)           (4,674)             (9,611)         (9,547)
Other income(expense), net                                            223                 6                 440             104
                                                               -----------       -----------         -----------     -----------
Loss before income taxes                                       $   (7,707)       $   (3,146)         $  (18,318)     $   (9,167)
                                                               ===========       ===========         ===========     ===========

Revenues:
    Americas                                                   $   55,971        $   53,382          $  112,755      $  104,525
    Europe                                                          1,510             1,364               2,964           2,679
                                                               -----------       -----------         -----------     -----------
Total revenues                                                 $   57,481        $   54,746          $  115,719      $  107,204
                                                               ===========       ===========         ===========     ===========

Assets:
    Americas                                                   $  258,041        $  237,010          $  258,041      $  237,010
    Europe                                                          4,401             4,996               4,401           4,996
                                                               -----------       -----------         -----------     -----------
Total assets                                                   $  262,442        $  242,006          $  262,442      $  242,006
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

General

Cooperative Computing, Inc., a Delaware corporation (hereinafter referred to as the "Company" or "CCI"), designs and provides management information systems and services for the automotive parts aftermarket and the hardlines and lumber industry. The automotive parts aftermarket consists of the production, sale and installation of both new and remanufactured parts used in the maintenance and repair of automobiles and light trucks. The hardlines and lumber industry consists of the sale of products for residential and commercial building construction, maintenance and repair, lawn and garden and agribusiness.

On May 10, 2001, CCI announced a strategy to focus on core products, services and capabilities as it positions for growth. The Company intends to focus on software and integrated information services for its core markets. Additionally CCI intends to capitalize on its business capabilities in software development, database management, customer support and field services in expanding into potential new markets.

Historical Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Revenues for the three months ended March 31, 2001 were $54.7 million, a decrease of $2.8 million, or 5% from the $57.5 million recorded in the prior year's period. The decrease was primarily attributable to the automotive division, which had a revenue decline of $3.6 million.

Systems revenues for the three months ended March 31, 2001 were $14.7 million, compared to $18.2 million for the three months ended March 31, 2000, a decrease of $3.5 million, or 19%. Systems revenues for the automotive division for the three months ended March 31, 2001 decreased $3.1 million to $6.0 million, as compared to last year, a decrease of 34%. The revenue decrease was primarily due to an overall slowdown in the automotive parts aftermarket industry resulting in a corresponding decrease in system sales. Systems revenues for the hardlines and lumber division for the three months ended March 31, 2001 decreased $0.4 million to $8.7 million, as compared to the three months ended March 31, 2000.

Services and finance revenues were $40.0 million for the three months ended March 31, 2001, compared to $39.3 million for the three months ended March
31, 2000, an increase of $0.7 million, or 2%. For the three months ended
March 31, 2001, services and finance revenues for the automotive division decreased $0.6 million from $25.5 million to $24.9 million, while the hardlines and lumber division increased $1.5 million from $13.7 million to $15.2 million, as compared to the three months ended March 31, 2000. The decrease in the automotive division is primarily due to customer attrition in the automotive recycling division. The hardlines and lumber increase is primarily due to price increases and incremental revenue from new customers.

Cost of revenues were $28.3 million for the three months ended March 31, 2001, compared to $35.0 million for the three months ended March 31, 2000, a decrease of $6.7 million, or 19%. For the three months ended March 31, 2001, cost of revenues for the automotive division and the hardlines and lumber division decreased $4.4 million, or 22%, to $15.8 million, and decreased $2.3 million, or 15%, to $12.5 million, respectively, as compared to the three months ended
March 31, 2000.

Cost of systems revenues were $7.9 million for the three months ended March 31, 2001, compared to $12.8 million for the three months ended March 31, 2000, a decrease of $4.9 million or 38%. Cost of systems revenues for the automotive division for the three months ended March 31, 2001 decreased $3.2 million to $3.4 million as compared to the three months ended March 31, 2000. Cost of systems revenues for the hardlines and lumber division for the three months ended March 31, 2001 decreased $1.7 million to $4.5 million compared to the three months ended March 31, 2000. The decrease in systems cost of sales is primarily due to lower system sales, lower material cost, lower costs to build systems due to outsourcing of system assembly, and lower depreciation and amortization expense due to certain fixed and intangible assets becoming fully amortized. Cost of systems revenues as a percentage of systems revenues for the automotive division were 56% and 73% for the three months ended March 31, 2001 and 2000, respectively. Cost of systems revenues as a percentage of systems revenues for the hardlines and lumber division was 52% and 68% for the three months ended March 31, 2001 and 2000, respectively. The percentage fluctuations are primarily due to the factors mentioned above.

Cost of revenues for services and finance were $20.4 million for the three months ended March 31, 2001, compared to $22.2 million for the three months ended March 31, 2000, a decrease of $1.8 million, or 8%. Cost of revenues for services and finance for the automotive division for the three months ended March 31, 2001 decreased $1.2 million to $12.4 million, compared to the three months ended March 31, 2000. Cost of revenues for services and finance for the hardlines and lumber division for the three months ended March 31, 2001 decreased $0.6 million to $8.0 million, compared to the three months ended March 31, 2000. Cost of revenues of services and finance is down primarily due to savings from a reorganization of the Company's customer support organization and lower depreciation and amortization expense due to certain fixed and intangible assets becoming fully amortized. As a percentage of services revenues, cost of revenues for services and finance for the automotive division were 50% and 53% for the three months ended March 31, 2001 and 2000, respectively. As a percentage of services revenues, cost of revenues for services and finance for the hardlines and lumber division were 55% and 64% for the three months ended March 31, 2001 and 2000, respectively. The percentage fluctuations are primarily due to the factors mentioned above.

Sales and marketing expense for the three months ended March 31, 2001 decreased $1.4 million to $10.9 million, as compared to the three months ended
March 31, 2000. Sales and marketing expense for the automotive division for the three months ended March 31, 2001 decreased $0.8 million to $6.7 million, as compared to the three months ended March 31, 2000. As a percentage of automotive revenue, sales and marketing expense for the automotive division was 18% and 22% for the three months ended March 31, 2001 and 2000, respectively. The decrease in the sales and marketing expense for the automotive division is primarily due to reduced personnel costs driven by a reorganization of product marketing and lower provision for uncollectible accounts. Sales and marketing expense for the hardlines and lumber division for the three months ended March 31, 2001 decreased $0.5 million to $4.3 million, as compared to the three months ended March 31, 2000. The decrease in sales and marketing expense in the hardlines and lumber division is primarily due to lower provision for uncollectible accounts. As a percentage of hardlines and lumber revenue, sales and marketing expense for the hardlines and lumber division was 18% and 21% for the three months ended March 31, 2001 and 2000, respectively.

Product development expenses for the three months ended March 31, 2001 increased $1.0 million to $4.6 million, as compared to the three months ended
March 31, 2000. As a percentage of revenue, product development expenses were 8% and 6% for the three months ended March 31, 2001 and 2000, respectively. Product development expenses for the automotive division for the three months ended March 31, 2001 increased $1.2 million to $3.7 million. The increase is primarily due to the development of certain internet related products. As a percentage of automotive division revenue, product development expenses for the automotive division were 12% and 7% for the three months ended March 31, 2001 and 2000, respectively. Product development expenses for the hardlines and lumber division for the three months ended March 31, 2001 decreased $0.1 million to $0.9 million. The decrease was due to lower personnel costs. As a percentage of hardlines and lumber revenue, product development expenses for the hardlines and lumber division were 4% for both the three months ended March 31, 2001 and 2000, respectively.

General and administrative expenses for the three months ended March 31, 2001 were $9.4 million compared to $9.6 million for the three months ended
March 31, 2000, a decrease of $0.2 million, or 2%. As a percentage of revenues, general and administrative expense was 17% for both the three months ended March 31, 2001 and 2000, respectively. The decrease in general and administrative expenses is primarily due to lower personnel costs.

Interest expense for the three months ended March 31, 2001 decreased $0.2 to
4.7 million compared to the three months ended March 31, 2000. SEE "Liquidity and Capital Resources."

As a result of the above factors, the Company experienced a net loss of $3.1 million for the three months ended March 31, 2001, compared to a net loss of $5.5 million for the three months ended March 31, 2000, a decrease of $2.4 million, or 44%.

Six Months Ended March 31, 2001 Compared to Six Months Ended March 31, 2000

Revenues for the six months ended March 31, 2001 were $107.2 million, compared to $115.7 million for the six months ended March 31, 2000, a decrease of $8.5 million, or 7%. For the six months ended March 31, 2001, revenues for the automotive division decreased $9.5 million, or 14%, to $60.8 million, as compared to the six months ended March 31, 2000. For the six months ended March 31, 2001, revenues for the hardlines and lumber division increased $1.1 million, or 3%, to $45.0 million, as compared to the six months ended March 31, 2000.

Systems revenues for the six months ended March 31, 2001 were $27.4 million, compared to $37.5 million for the six months ended March 31, 2000, a decrease of $10.1 million, or 27%. Systems revenues for the automotive division for the six months ended March 31, 2001 decreased $8.8 million to $10.9 million, as compared to the six months ended March 31, 2000. This decrease was primarily due to an increase in systems purchased in 1999 to upgrade in anticipation of the Year 2000 and an overall slowdown in the auto parts aftermarket industry resulting in a corresponding decrease in system sales. Systems revenues for the hardlines and lumber division for the six months ended March 31, 2001 decreased $1.2 million to $16.5 million as compared to the six months ended March 31, 2000 due to a change in the sales mix to products with a higher price point and profit margin and increased sales of newly released software modules to existing customers.

Services and finance revenues were $79.8 million for the six months ended
March 31, 2001, compared to $78.2 million for the six months ended March 31, 2000, an increase of $1.6 million, or 2%. Services and finance revenues for the automotive division for the six months ended March 31, 2001 decreased $1.2 million to $50.3 million, as compared to the six months ended March 31, 2000. This decrease is primarily due to customer attrition in the automotive recycling division. Services and finance revenues for the hardlines and lumber division for the six months ended March 31, 2001 increased $2.7 million to $29.5 million, as compared to the six months ended March 31, 2000. This increase in revenues is due to price increases and incremental revenue from new customers.

Cost of revenues were $56.7 million for the six months ended March 31, 2001, compared to $72.6 million for the six months ended March 31, 2000, a decrease of $15.9 million, or 22%. For the six months ended March 31, 2001, cost of revenues for the automotive division decreased $12 million, or 28%, to $31.5 million, as compared to the six months ended March 31, 2000. For the six months ended March 31, 2001, cost of revenues for the hardlines and lumber division decreased $3.9 million, or 13%, to $25.2 million, as compared to the six months ended March 31, 2000.

Cost of systems revenues were $16.3 million for the six months ended March 31, 2001, compared to $29.2 million for the six months ended March 31, 2000, a decrease of $12.9 million, or 44%. Cost of systems revenues for the automotive division for the six months ended March 31, 2001 decreased $9.1 million to $7.0 million, as compared to the six months ended March 31, 2000. The decrease is primarily due to lower system sales, lower material cost, lower assembly costs due to outsourcing, and lower depreciation and amortization expense due to certain fixed and intangible assets becoming fully amortized. Cost of systems revenues as a percentage of systems revenues for the automotive division were 64% and 82% for the six months ended March 31, 2001 and 2000, respectively. Cost of systems revenues for the hardlines and lumber division for the six months ended March 31, 2001 decreased $3.7 million to $9.4 million, compared to the six months ended March 31, 2000 primarily due to lower system sales and reduced installation costs. Cost of systems revenues as a percentage of systems revenues for the hardlines and lumber division was 57% and 74% for the six months ended March 31, 2001 and 2000, respectively.

Cost of revenues for services and finance were $40.3 million for the six months ended March 31, 2001, compared to $43.4 million for the six months ended
March 31, 2000, a decrease of $3.1 million, or 7%. Cost of revenues for services and finance for the automotive division for the six months ended March 31, 2001 decreased $2.9 million to $24.5 million, compared to the six months ended
March 31, 2000. Cost of revenues for services and finance for the hardlines and lumber division for the six months ended March 31, 2001 decreased $0.2 million to $15.8 million, or 1%, compared to the six months ended March 31, 2000. Cost of revenues of services and finance is down primarily due to savings from a reorganization of the Company's support organization and lower depreciation and amortization expense due to certain fixed and intangible assets becoming fully amortized. As a percentage of services revenues, cost of revenues for services and finance for the automotive division were 49% and 54% for the six months ended March 31, 2001 and 2000, respectively. As a percentage of services revenues, cost of revenues for services and finance for the hardlines and lumber division were 55% and 61% for the six months ended March 31, 2001 and 2000, respectively.

Sales and marketing expense for the six months ended March 31, 2001 decreased $3.8 million to $21.8 million, as compared to the six months ended March 31, 2000. Sales and marketing expense for the automotive division for the six months ended March 31, 2001 decreased $3.6 million to $12.6 million as compared to the six months ended March 31, 2000. As a percentage of automotive revenue, sales and marketing expense for the automotive division was 21% and 23% for the six months ended March 31, 2001 and 2000, respectively. The decrease in sales and marketing expense primarily is related to a lower provision for uncollectible accounts and reduced personnel costs driven by a reorganization of product marketing. Sales and marketing expense for the hardlines and lumber division for the six months ended March 31, 2001 decreased $0.2 million to $9.2 million, as compared to the six months ended March 31, 2000. As a percentage of hardlines and lumber revenue, sales and marketing expense for the hardlines and lumber division was 20% and 21% for the six months ended March 31, 2001 and 2000, respectively. The reduction in sales and marketing expense in the hardlines and lumber division is due to a lower provision for uncollectible accounts.

Product development expenses for the six months ended March 31, 2001 increased $1.7 million to $8.9 million, as compared to the six months ended March 31, 2000. As a percentage of revenue, product development expenses were 8% and 6% for the six months ended March 31, 2001 and 2000, respectively. Product development expenses for the automotive division for the six months ended March 31, 2001 increased $1.8 million to $6.9 million. The increase was primarily due to the development of certain internet related products. As a percentage of automotive division revenue, product development expenses for the automotive division were 11% and 7% for the six months ended March 31, 2001 and 2000, respectively. Product development expenses for the hardlines and lumber division for the six months ended March 31, 2001 decreased $0.1 million to $2.0 million. As a percentage of hardlines and lumber division revenue, product development expenses for the hardlines and lumber division were 4% and 5% for the six months ended March 31, 2001 and 2000, respectively.

General and administrative expense for both the six months ended March 31, 2001 and March 31, 2000 were $19.5 million. As a percentage of revenues, general and administrative expense was 18% and 17% for the six months ended March 31, 2001 and 2000, respectively.

Interest expense for the six months ended March 31, 2001 was $9.5 million compared to $9.6 million for the six months ended March 31, 2000, a decrease of $0.1 million, or 1%. SEE "Liquidity and Capital Resources."

As a result of the above factors, the Company experienced a net loss of $8.0 million for the six months ended March 31, 2001, compared to a net loss of $13.1 million for the six months ended March 31, 2000, a decrease of $5.1 million, or 39%.

Liquidity and Capital Resources

As of March 31, 2001, the Company had $182.7 million in outstanding indebtedness, an increase of $4.1 million from September 30, 2000. The Company's outstanding indebtedness under its Restated Senior Credit Facilities at March 31, 2001 included $33.3 million borrowed on the Company's $47.5 million senior secured revolving credit facility under its Restated Senior Credit Facilities and $49.4 million of senior secured term loans. Remaining indebtedness consists of $100.0 million of Senior Subordinated Notes, due 2008, bearing interest at 9%. The Company's Restated Senior Credit Facilities impose certain restrictions on the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. At March 31, 2001, the Company was in compliance with these restrictions.

The $49.4 million term loan facility requires repayment of $2.1 million per quarter in fiscal year 2001. All borrowings under the Restated Senior Credit Facilities are scheduled to be repaid by March 31, 2004. A portion of the Company's debt bears interest at floating rates; therefore, its financial condition is and will be affected by changes in prevailing rates.

In addition to servicing its debt obligations, the Company requires substantial liquidity for capital expenditures and working capital needs. The Company also requires working capital as it funds its customer leasing operations and then periodically produces working capital as it liquidates its lease portfolio through discounting arrangements with banks and lending institutions. For the six months ended March 31, 2001, the Company's capital expenditures were $8.1 million, which includes $4.7 million for capitalized computer software costs and databases. Additionally, the Company is obligated to pay a minimum royalty of $1.0 million through 2011 for a software license that the Company sublicenses to customers in the automotive industry.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Reference is made to Part II, Item 7A, "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. There have been no material changes in the quarter ended March 31, 2001.

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

None

Item 5.   Other Information.

None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits
               10.38 - 2001 Broad-Based Stock Option Plan
               10.39 - Amended and Restated 2000 Stock Option Plan for Key
                         Employees
               10.40 - Stock Option Bonus Plan

          (b)  Reports on Form 8-K

               No reports on Form 8-K have been filed during the three months ended March 31, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of May, 2001.

                                       COOPERATIVE COMPUTING, INC.

                                         By: /s/ PAUL D. STONE
                                         Paul D. Stone
                                         Senior Vice President and
                                           Chief Administrative Officer

                                INDEX TO EXHIBITS


EXHIBIT NO.     DESCRIPTION
-----------     -----------
10.38           2001 Broad-Based Stock Option Plan
10.39           Amended and Restated 2000 Stock Option Plan for Key Employees
10.40           Stock Option Bonus Plan



                                       18
