Form 10-Q
period 2001-06-30
COOPERATIVE COMPUTING INC /DE/
filed 2001-08-14
CIK 1059103

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

                 Class                       Outstanding at August 14, 2001
                 -----                      --------------------------------
             Common Stock                             1,000 Shares

                                        1

                           COOPERATIVE COMPUTING, INC.
                                      INDEX

                                                                            PAGE
                                                                            ----
FORWARD-LOOKING STATEMENTS                                                     3

PART I  - FINANCIAL INFORMATION                                                4

ITEM 1. - FINANCIAL STATEMENTS                                                 4

    COOPERATIVE COMPUTING HOLDING COMPANY, INC.

    Consolidated Balance Sheets as of September 30, 2000 and
    June 30, 2001                                                              4

    Consolidated Statements of Operations for the three months and
    nine months ended June 30, 2000 and June 30, 2001                          5

    Consolidated Statements of Cash Flows for the nine months ended
    June 30, 2000 and June 30, 2001                                            6

    Notes to Consolidated Financial Statements                                 7

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS                                                         10

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          15

PART II - OTHER INFORMATION                                                   16

ITEM 1. - LEGAL PROCEEDINGS                                                   16

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS                           16

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES                                     16

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 16

ITEM 5. - OTHER INFORMATION                                                   16

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                    16

SIGNATURE                                                                     17

INDEX TO EXHIBITS                                                             18

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

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands, except share amounts)

                                                              September 30,       June 30,
                                                                  2000              2001
                                                             --------------    ----------------
                                                                                 (Unaudited)
ASSETS:
Current assets:
    Cash and cash equivalents                                $         679     $         1,722
    Trade accounts receivable, net of allowance for
      doubtful accounts of $5,086 and $4,357 at
      September 30, 2000 and June 30, 2001, respectively            34,714              37,154
    Inventories                                                      3,786               3,258
    Investment in leases                                             4,439               4,214
    Deferred income taxes and other current assets                  11,630              12,752
                                                             --------------    ----------------
        Total current assets                                        55,248              59,100

Service parts                                                        3,813               3,651
Property and equipment, net                                          8,241               7,025
Long-term investment in leases                                      12,411              10,375
Capitalized computer software costs, net                            13,901              13,261
Databases, net                                                      11,050              11,966
Other intangibles                                                  121,533             111,405
Other assets                                                        18,987              15,210
                                                             --------------    ----------------
        Total assets                                         $     245,184     $       231,993
                                                             ==============    ================

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
    Accounts payable                                         $      10,708     $        11,762
    Payroll related accruals                                        13,663              11,718
    Deferred revenue                                                11,948              12,365
    Current portion of long-term debt                                8,400              10,047
    Accrued expenses and other current liabilities                   8,598               9,774
                                                             --------------    ----------------
          Total current liabilities                                 53,317              55,666

Long-term debt                                                     170,200             165,932
Deferred income taxes and other liabilities                         33,327              32,496
                                                             --------------    ----------------
          Total liabilities                                        256,844             254,094

Redeemable Class A Common Stock, including $12,854 and
    $22,081 in accumulated accretion at September 30, 2000
    and June 30, 2001, respectively                                 36,795              46,022

Stockholders' deficit:
    Common Stock:
      Par value $.000125, authorized 50,000,000 shares,
      issued and outstanding 35,220,000 at
      September 30, 2000 and June 30, 2001                               4                   4
    Additional paid-in capital                                      88,994              88,994
    Retained deficit                                              (136,399)           (155,237)
    Other accumulated comprehensive income:
      Cumulative translation adjustment                             (1,054)             (1,884)
                                                             --------------    ----------------
Total stockholders' deficit                                        (48,455)            (68,123)
                                                             --------------    ----------------
Total liabilities and stockholders' deficit                  $     245,184     $       231,993
                                                             ==============    ================

                             See accompanying notes

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                              (amounts in thousands)

                                                       Three Months Ended                Nine Months Ended
                                                            June 30,                          June 30,
                                                  ---------------------------       ---------------------------
                                                     2000              2001             2000             2001
                                                  ----------        ----------       ----------       ----------
Revenues:
    Systems                                       $  15,973         $  13,295        $  53,443        $  40,697
    Services and finance                             39,625            39,357          117,873          119,159
                                                  ----------        ----------       ----------       ----------
Total revenues                                       55,598            52,652          171,316          159,856
Cost of revenues:
    Systems                                           9,020             7,596           38,215           23,932
    Services and finance                             20,681            18,556           64,089           58,886
                                                  ----------        ----------       ----------       ----------
Total cost of revenues                               29,701            26,152          102,304           82,818
                                                  ----------        ----------       ----------       ----------
Gross margin                                         25,897            26,500           69,012           77,038
Operating expenses:
    Sales and marketing                              12,724             9,298           38,293           31,128
    Product development                               3,759             5,228           10,959           14,124
    General and administrative                       10,292             9,526           29,785           29,062
                                                  ----------        ----------       ----------       ----------
Total operating expenses                             26,775            24,052           79,037           74,314
                                                  ----------        ----------       ----------       ----------
Operating income (loss)                                (878)            2,448          (10,025)           2,724
Interest expense                                     (4,654)           (4,296)         (14,265)         (13,842)
Foreign exchange gain (loss)                             25                11               (3)              43
Equity loss in affiliate                                  -              (411)               -             (411)
Other income, net                                       422               329              890              400
                                                  ----------        ----------       ----------       ----------
Loss before income taxes                             (5,085)           (1,919)         (23,403)         (11,086)
Income tax benefit                                      957               238            6,138            1,374
                                                  ----------        ----------       ----------       ----------
Net loss                                             (4,128)           (1,631)         (17,265)          (9,712)
Accretion of redeemable convertible stock            (2,468)           (3,333)          (6,855)          (9,227)
                                                  ----------        ----------       ----------       ----------
Net loss attributable to common stock             $  (6,596)        $  (5,014)       $ (24,120)       $ (18,939)
                                                  ==========        ==========       ==========       ==========

Comprehensive loss:
    Net loss                                      $  (4,128)        $  (1,681)       $ (17,265)       $  (9,712)
    Foreign currency translation adjustment              (1)             (419)            (189)            (830)
                                                  ----------        ----------       ----------       ----------
    Comprehensive loss                            $  (4,129)        $  (2,100)       $ (17,454)       $ (10,542)
                                                  ==========        ==========       ==========       ==========

                             See accompanying notes

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                              (amounts in thousands)

                                                                    Nine Months Ended
                                                                        June 30,
                                                             ------------------------------
                                                                 2000              2001
                                                             ------------       -----------
OPERATING ACTIVITIES
Net loss                                                     $   (17,265)       $   (9,712)
Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation                                                   6,809             6,101
    Amortization                                                  26,837            16,841
    Provision for doubtful accounts                                7,313             5,482
    Equity loss in affiliate                                           -               411
    Other, net                                                      (200)             (848)
    Changes in assets and liabilities, net of effects of
    businesses acquired:
        Trade accounts receivable                                  3,031            (7,922)
        Inventories                                                4,317               528
        Investment in leases                                        (333)            2,261
        Deferred income taxes                                     (6,667)                4
        Prepaid expenses and other assets                          2,001             1,303
        Accounts payable                                          (7,006)            1,054
        Deferred revenue                                          (3,287)              417
        Accrued expenses and other current liabilities              (511)           (1,602)
                                                             ------------       -----------
Net cash provided by (used in) operating activities               15,039            14,318

INVESTING ACTIVITIES
Purchase of property and equipment                                (2,046)           (2,593)
Capitalized computer software costs and databases                 (7,753)           (6,572)
Purchase of service parts                                         (1,419)           (1,881)
Other                                                                (96)              393
                                                             ------------       -----------
Net cash used in investing activities                            (11,314)          (10,653)

FINANCING ACTIVITIES
Proceeds from debt facility                                       71,000            31,275
Payment on long-term debt facilities                             (74,725)          (33,897)
                                                             ------------       -----------
Net cash provided by (used in) financing activities               (3,725)           (2,622)
                                                             ------------       -----------

Net increase in cash and cash equivalents                              -             1,043
Cash and cash equivalents, beginning of period                         -               679
                                                             ------------       -----------
Cash and cash equivalents, end of period                     $         -        $    1,722
                                                             ============       ===========

Supplemental disclosures of cash flow information
Cash paid during the period for:
    Interest                                                 $    11,826        $    9,751
                                                             ============       ===========
    Income taxes                                             $       180        $      389
                                                             ============       ===========
Non cash financing activity:
    Accretion of Class A Common Stock                        $     6,855        $    9,227
                                                             ============       ===========


                             See accompanying notes

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Cooperative Computing Holding Company, Inc. ("Holding" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2001 may not be indicative of the results for the full fiscal year ending September 30, 2001. Holding has no assets or liabilities other than (1) its investment in its wholly owned subsidiary, Cooperative Computing, Inc. ("CCITRIAD") and (2) its Redeemable Class A Common Stock, the net proceeds of which were contributed in full to CCITRIAD; accordingly, these consolidated financial statements represent the operations of CCITRIAD and its subsidiaries.

Certain amounts in the nine months ended June 30, 2000 have been reclassified to conform to the presentation for the nine months ended June 30, 2001.

2.  LEASE RECEIVABLES

Activity in the following servicing liability accounts (recorded in other liabilities in the Company's balance sheet) was as follows (in thousands):

                                      LEASE SERVICING      RECOURSE
                                         OBLIGATION       OBLIGATION
                                      ---------------  ---------------
Balance at September 30, 2000......   $        1,328   $        5,417
Newly-created liabilities..........               91            1,838
Charges and lease write-offs.......             (491)          (1,742)
                                      ---------------  ---------------
Balance at June 30, 2001...........   $          928   $        5,513
                                      ===============  ===============


3.  INCOME TAXES

The Company recorded an income tax benefit for the nine months ended
June 30, 2001 at an effective rate of 12%, which is based on the Company's anticipated results for the full fiscal year. The amounts of permanent differences that impact the effective tax rate are approximately the same for each of the periods presented.

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

In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company may apply the new rules on accounting for goodwill and other intangible assets beginning in the first fiscal quarter of fiscal 2002. If applied in the first quarter of fiscal 2002, the nonamortization provisions of the Statement are expected to result in reduction in net loss of approximately $10.8 million in fiscal 2002. Once the Statement is adopted, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of October 1, 2002. The Company has not yet determined what the effect of these tests will be on its earnings and financial position.

5.  SEGMENT REPORTING

The Company's business operations are organized into two divisions, the automotive division and the hardlines and lumber division, as shown below. Additionally, a breakdown by geographic area of total revenues and total assets is disclosed. The Americas geographic area covers the United States and Canada. The Europe geographic area covers the United Kingdom, Ireland and France.


                                                                                  (Amounts in thousands)
                                                                   Three Months Ended                 Nine Months Ended
                                                                        June 30,                           June 30,
                                                              ---------------------------         ---------------------------
                                                                  2000            2001               2000           2001
                                                               -----------       -----------         -----------     -----------

Systems revenues:
    Automotive                                                 $    8,272        $    5,115          $   28,013      $   16,000
    Hardlines and lumber                                            7,701             8,180              25,430          24,697
                                                               -----------       -----------         -----------     -----------
Total systems revenues:                                            15,973            13,295              53,443          40,697

Services and finance revenues:
    Automotive                                                     25,576            25,096              77,056          76,442
    Hardlines and lumber                                           14,049            14,261              40,817          42,717
                                                               -----------       -----------         -----------     -----------
Total services and finance revenues:                               39,625            39,357             117,873         119,159

Systems costs of revenues:
    Automotive                                                      4,733             3,555              20,855          10,535
    Hardlines and lumber                                            4,287             4,041              17,360          13,397
                                                               -----------       -----------         -----------     -----------
Total systems costs of revenues:                                    9,020             7,596              38,215          23,932

Services and finance cost of revenues:
    Automotive                                                     12,563            11,150              39,949          35,629
    Hardlines and lumber                                            8,118             7,406              24,140          23,257
                                                               -----------       -----------         -----------     -----------
Total services and finance cost of revenues:                       20,681            18,556              64,089          58,886

Sales and marketing:
    Automotive                                                      7,585             5,226              23,795          19,456
    Hardlines and lumber                                            5,139             4,072              14,498          11,672
                                                               -----------       -----------         -----------     -----------
Total sales and marketing:                                         12,724             9,298              38,293          31,128

Product development:
    Automotive                                                      2,583             4,275               7,614          11,196
    Hardlines and lumber                                              981               953               3,068           2,928
    Corporate                                                         195                 0                 277               0
                                                               -----------       -----------         -----------     -----------
Total product development:                                          3,759             5,228              10,959          14,124

General and administrative                                         10,292             9,526              29,785          29,062
Interest expense                                                   (4,654)           (4,296)            (14,265)        (13,842)
Other income(expense), net                                            447               (71)                887              32
                                                               -----------       -----------         -----------     -----------
Loss before income taxes                                       $   (5,085)       $   (1,919)         $  (23,403)     $  (11,086)
                                                               ===========       ===========         ===========     ===========

Revenues:
    Americas                                                   $   54,110        $   51,343          $  166,864      $  155,868
    Europe                                                          1,488             1,309               4,452           3,988
                                                               -----------       -----------         -----------     -----------
Total revenues                                                 $   55,598        $   52,652          $  171,316      $  159,856
                                                               ===========       ===========         ===========     ===========

Assets:
    Americas                                                   $  242,573        $  226,754          $  242,573      $  226,754
    Europe                                                          5,462             5,239               5,462           5,239
                                                               -----------       -----------         -----------     -----------
Total assets                                                   $  248,035        $  231,993          $  248,035      $  231,993
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

General

Cooperative Computing, Inc., a Delaware corporation (hereinafter referred to as the "Company" or "CCITRIAD"), designs and provides management information systems and services for the automotive parts aftermarket and the hardlines and lumber industry. The automotive parts aftermarket consists of the production, sale and installation of both new and remanufactured parts used in the maintenance and repair of automobiles and light trucks. The hardlines and lumber industry consists of the sale of products for residential and commercial building construction, maintenance and repair, lawn and garden and agribusiness.

Historical Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Revenues for the three months ended June 30, 2001 were $52.7 million, a decrease of $2.9 million, or 5% from the $55.6 million recorded in the prior year's period. The decrease was primarily attributable to the automotive division, which had a revenue decline of $3.6 million.

Systems revenues for the three months ended June 30, 2001 were $13.3 million, compared to $16.0 million for the three months ended June 30, 2000, a decrease of $2.7 million, or 17%. Systems revenues for the automotive division for the three months ended June 30, 2001 decreased $3.2 million to $5.1 million, as compared to last year, a decrease of 39%. The revenue decrease was primarily due to lower sales of large distribution systems and of systems sold to national accounts. Systems revenues for the hardlines and lumber division for the three months ended June 30, 2001 increased $0.5 million to $8.2 million, as compared to the three months ended June 30, 2000. The increase was primarily due to increased systems distributed by strategic partners.

Services and finance revenues were $39.4 million for the three months ended June 30, 2001, compared to $39.6 million for the three months ended
June 30, 2000, a decrease of $0.2 million, or 1%. For the three months ended June 30, 2001, services and finance revenues for the automotive division decreased $0.5 million from $25.6 million to $25.1 million, while the hardlines and lumber division increased $0.2 million from $14.1 million to $14.3 million, as compared to the three months ended June 30, 2000. The decrease in the automotive division is primarily due to lower finance revenues. The hardlines and lumber increase is primarily due to greater customer services revenue.

Cost of revenues were $26.2 million for the three months ended June 30, 2001, compared to $29.7 million for the three months ended June 30, 2000, a decrease of $3.5 million, or 12%. For the three months ended June 30, 2001, cost of revenues for the automotive division decreased $2.6 million, or 15%, to $14.7 million. Cost of revenues for the hardlines and lumber division decreased $1.0 million, or 8%, to $11.4 million, respectively, as compared to the three months ended June 30, 2000.

Cost of systems revenues were $7.6 million for the three months ended June 30, 2001, compared to $9.0 million for the three months ended June 30, 2000, a decrease of $1.4 million or 16%. Cost of systems revenues for the automotive division for the three months ended June 30, 2001 decreased $1.1 million to $3.6 million as compared to the three months ended June 30, 2000. Cost of systems revenues for the hardlines and lumber division for the three months ended June 30, 2001 decreased $0.3 million to $4.0 million compared to the three months ended June 30, 2000. The decrease in systems cost of revenues is primarily due to lower material, labor and overhead costs resulting from lower systems revenues. Cost of systems revenues as a percentage of systems revenues for the automotive division were 71% and 57% for the three months ended
June 30, 2001 and 2000, respectively. Cost of systems revenues as a percentage of systems revenues for the hardlines and lumber division was 49% and 56% for the three months ended June 30, 2001 and 2000, respectively. The percentage fluctuations are primarily due to a change in the product mix.

Cost of revenues for services and finance were $18.6 million for the three months ended June 30, 2001, compared to $20.7 million for the three months ended June 30, 2000, a decrease of $2.1 million, or 10%. Cost of revenues for services and finance for the automotive division for the three months ended June 30, 2001 decreased $1.4 million to $11.2 million, compared to the three months ended
June 30, 2000. Cost of revenues for services and finance for the hardlines and lumber division for the three months ended June 30, 2001 decreased $0.7 million to $7.4 million, compared to the three months ended June 30, 2000. Cost of revenues of services and finance is down primarily due to lower depreciation, amortization, and personnel costs. As a percentage of services revenues, cost of revenues for services and finance for the automotive division were 44% and 49% for the three months ended June 30, 2001 and 2000, respectively. As a percentage of services revenues, cost of revenues for services and finance for the hardlines and lumber division were 52% and 57% for the three months ended
June 30, 2001 and 2000, respectively. The percentage fluctuations are primarily due to the factors mentioned above.

Sales and marketing expense for the three months ended June 30, 2001 decreased $3.4 million to $9.3 million, as compared to the three months ended
June 30, 2000. Sales and marketing expense for the automotive division for the three months ended June 30, 2001 decreased $2.4 million to $5.2 million, as compared to the three months ended June 30, 2000. As a percentage of automotive revenue, sales and marketing expense for the automotive division was 17% and 22% for the three months ended June 30, 2001 and 2000, respectively. The decrease in the sales and marketing expense for the automotive division is primarily due to lower bad debt expense, travel, and personnel costs. Sales and marketing expense for the hardlines and lumber division for the three months ended June 30, 2001 decreased $1.0 million to $4.1 million, as compared to the three months ended June 30, 2000. As a percentage of hardlines and lumber revenue, sales and marketing expense for the hardlines and lumber division was 18% and 23% for the three months ended June 30, 2001 and 2000, respectively. The decrease in sales and marketing expense in the hardlines and lumber division is primarily due to lower personnel costs.

Product development expenses for the three months ended June 30, 2001 increased $1.4 million to $5.2 million, an increase of 37%, as compared to the three months ended June 30, 2000. As a percentage of revenue, product development expenses were 10% and 7% for the three months ended June 30, 2001 and 2000, respectively. Product development expenses for the automotive division for the three months ended June 30, 2001 increased $1.7 million to $4.3 million. The increase is primarily due to the development of certain Internet related products. As a percentage of automotive division revenue, product development expenses for the automotive division were 14% and 8% for the three months ended June 30, 2001 and 2000, respectively. Product development expenses for the hardlines and lumber division for the three months ended June 30, 2001 remained the same at $1.0 million. As a percentage of hardlines and lumber revenue, product development expenses for the hardlines and lumber division were 4% and 5% for the three months ended June 30, 2001 and 2000, respectively.

General and administrative expenses for the three months ended June 30, 2001 were $9.5 million compared to $10.3 million for the three months ended
June 30, 2000, a decrease of $0.8 million, or 8%. As a percentage of revenues, general and administrative expense was 18% and 19% for the three months ended June 30, 2001 and 2000, respectively. The decrease in general and administrative expenses is primarily due to lower intangible amortization and lower consulting fees.

Interest expense for the three months ended June 30, 2001 decreased $0.4 million to $4.3 million compared to the three months ended June 30, 2000. SEE "Liquidity and Capital Resources."

As a result of the above factors, the Company experienced a net loss of $1.7 million for the three months ended June 30, 2001, compared to a net loss of $4.1 million for the three months ended June 30, 2000, a decrease of $2.4 million, or 59%.

Nine Months Ended June 30, 2001 Compared to Nine Months Ended June 30, 2000

Revenues for the nine months ended June 30, 2001 were $159.9 million, compared to $171.3 million for the nine months ended June 30, 2000, a decrease of $11.4 million, or 7%. For the nine months ended June 30, 2001, revenues for the automotive division decreased $12.7 million, or 12%, to $92.4 million, as compared to the nine months ended June 30, 2000. For the nine months ended
June 30, 2001, revenues for the hardlines and lumber division increased
$1.2 million, or 2%, to $67.4 million, as compared to the nine months ended June 30, 2000.

Systems revenues for the nine months ended June 30, 2001 were $40.7 million, compared to $53.4 million for the nine months ended June 30, 2000, a decrease of $12.7 million, or 24%. Systems revenues for the automotive division for the nine months ended June 30, 2001 decreased $12.0 million to $16.0 million, as compared to the nine months ended June 30, 2000. This decrease was primarily due to lower national accounts sales, large accounts sales and salvage sales. Systems revenues for the hardlines and lumber division for the nine months ended
June 30, 2001 decreased $0.7 million to $24.7 million as compared to the nine months ended June 30, 2000 due to lower large account sales.

Services and finance revenues were $119.2 million for the nine months ended
June 30, 2001, compared to $117.9 million for the nine months ended June 30, 2000, an increase of $1.3 million, or 1%. Services and finance revenues for the automotive division for the nine months ended June 30, 2001 decreased
$0.7 million to $76.4 million, as compared to the nine months ended June 30, 2000. This decrease is primarily due to lower service dealer information services revenue. Services and finance revenues for the hardlines and lumber division for the nine months ended June 30, 2001 increased $1.9 million to $42.7 million, as compared to the nine months ended June 30, 2000. This increase in revenues is due to business products, VISTA information services, and greater software support sales.

Cost of revenues were $82.8 million for the nine months ended June 30, 2001, compared to $102.3 million for the nine months ended June 30, 2000, a decrease of $19.5 million, or 19%. For the nine months ended June 30, 2001, cost of revenues for the automotive division decreased $14.6 million, or 24%, to $46.2 million, as compared to the nine months ended June 30, 2000. For the nine months ended June 30, 2001, cost of revenues for the hardlines and lumber division decreased $4.8 million, or 12%, to $36.7 million, as compared to the nine months ended June 30, 2000.

Cost of systems revenues were $23.9 million for the nine months ended June 30, 2001, compared to $38.2 million for the nine months ended June 30, 2000, a decrease of $14.3 million, or 37%. Cost of systems revenues for the automotive division for the nine months ended June 30, 2001 decreased $10.4 million to $10.5 million, as compared to the nine months ended June 30, 2000. The decrease is primarily due to lower systems revenues. Cost of systems revenues as a percentage of systems revenues for the automotive division were 66% and 75% for the nine months ended June 30, 2001 and 2000, respectively. Cost of systems revenues for the hardlines and lumber division for the nine months ended
June 30, 2001 decreased $4.0 million to $13.4 million, compared to the nine months ended June 30, 2000 primarily due to lower systems sales and lower amortization costs. Cost of systems revenues as a percentage of systems revenues for the hardlines and lumber division was 54% and 69% for the nine months ended June 30, 2001 and 2000, respectively.

Cost of revenues for services and finance were $58.9 million for the nine months ended June 30, 2001, compared to $64.1 million for the nine months ended
June 30, 2000, a decrease of $5.2 million, or 8%. Cost of revenues for services and finance for the automotive division for the nine months ended June 30, 2001 decreased $4.3 million to $35.6 million, compared to the nine months ended
June 30, 2000. Cost of revenues for services and finance for the hardlines and lumber division for the nine months ended June 30, 2001 decreased $0.8 million to $23.3 million, or 3%, compared to the nine months ended June 30, 2000. Cost of revenues of services and finance is down primarily due to lower amortization expense and lower personnel costs. As a percentage of services revenues, cost of revenues for services and finance for the automotive division were 47% and 52% for the nine months ended June 30, 2001 and 2000, respectively. As a percentage of services revenues, cost of revenues for services and finance for the hardlines and lumber division were 55% and 59% for the nine months ended
June 30, 2001 and 2000, respectively.

Sales and marketing expense for the nine months ended June 30, 2001 decreased $7.2 million to $31.1 million, as compared to the nine months ended June 30, 2000. Sales and marketing expense for the automotive division for the nine months ended June 30, 2001 decreased $4.3 million to $19.5 million as compared to the nine months ended June 30, 2000. As a percentage of automotive revenue, sales and marketing expense for the automotive division was 21% and 23% for the nine months ended June 30, 2001 and 2000, respectively. The decrease in sales and marketing expense primarily is related to lower expenses for personnel, bad debt, and travel. Sales and marketing expense for the hardlines and lumber division for the nine months ended June 30, 2001 decreased $2.8 million to $11.7 million, as compared to the nine months ended June 30, 2000. As a percentage of hardlines and lumber revenue, sales and marketing expense for the hardlines and lumber division was 17% and 22% for the nine months ended June 30, 2001 and 2000, respectively. The reduction in sales and marketing expense in the hardlines and lumber division is due to lower costs for personnel.

Product development expenses for the nine months ended June 30, 2001 increased $3.1 million to $14.1 million, as compared to the nine months ended June 30, 2000. As a percentage of revenue, product development expenses were 9% and 6% for the nine months ended June 30, 2001 and 2000, respectively. Product development expenses for the automotive division for the nine months ended June 30, 2001 increased $3.6 million to $11.2 million. The increase was primarily due to the development of certain Internet related products. As a percentage of automotive division revenue, product development expenses for the automotive division were 12% and 7% for the nine months ended June 30, 2001 and 2000, respectively. Product development expenses for the hardlines and lumber division for the nine months ended June 30, 2001 decreased $0.2 million to $2.9 million. As a percentage of hardlines and lumber division revenue, product development expenses for the hardlines and lumber division were 4% and 5% for the nine months ended June 30, 2001 and 2000, respectively.

General and administrative expense for the nine months ended June 30, 2001 and June 30, 2000 were $29.1 million and $29.8 million. As a percentage of revenues, general and administrative expense was 18% and 17% for the nine months ended June 30, 2001 and 2000, respectively. The decreased expense came mainly from lower intangible amortization and lower personnel costs.

Interest expense for the nine months ended June 30, 2001 was $13.8 million compared to $14.3 million for the nine months ended June 30, 2000, a decrease of $0.5 million, or 3%. SEE "Liquidity and Capital Resources."

As a result of the above factors, the Company experienced a net loss of $9.7 million for the nine months ended June 30, 2001, compared to a net loss of $17.3 million for the nine months ended June 30, 2000, a decrease of $7.6 million, or 44%.

Liquidity and Capital Resources

As of June 30, 2001, the Company had $176.0 million in outstanding indebtedness, a decrease of $2.6 million from September 30, 2000. The Company's outstanding indebtedness under its Restated Senior Credit Facilities at June 30, 2001 included $28.0 million borrowed on the Company's $47.5 million senior secured revolving credit facility under its Restated Senior Credit Facilities and $47.3 million of senior secured term loans. Remaining indebtedness consists of $100.0 million of Senior Subordinated Notes, due 2008, bearing interest at 9%, and a note for $0.7 million, bearing interest at 11%, due 2008. The Company's Restated Senior Credit Facilities impose certain restrictions on the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. At June 30, 2001, the Company was in compliance with these restrictions.

The $47.3 million term loan facility requires repayment of $2.1 million per quarter in fiscal year 2001. All borrowings under the Restated Senior Credit Facilities are scheduled to be repaid by March 31, 2004. A portion of the Company's debt bears interest at floating rates; therefore, its financial condition is and will be affected by changes in prevailing rates.

In addition to servicing its debt obligations, the Company requires substantial liquidity for capital expenditures and working capital needs. The Company also requires working capital as it funds its customer leasing operations and then periodically produces working capital as it liquidates its lease portfolio through discounting arrangements with banks and lending institutions. For the nine months ended June 30, 2001, the Company's capital expenditures were $11.0 million, which includes $6.6 million for capitalized computer software costs and databases. Additionally, the Company is obligated to pay a minimum royalty of $1.0 million through 2011 for a software license that the Company sublicenses to customers in the automotive industry.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Reference is made to Part II, Item 7A, "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. There have been no material changes in the quarter ended June 30, 2001.

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

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

The stockholders approved the 2001 Broad-Based Stock Option Plan and the 2000 Amended and Restated Key Employee Plan on June 5, 2001.

Item 5.   Other Information.

None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               10.41   Stock Option Agreement dated January 1, 2001 between
                         Holding and Edgar Frandle
               10.42   Stock Option Agreement dated February 16, 2000 between
                         Holding and  Michael A. Aviles
               10.43   Stock Option Agreement dated February 16, 2000 between
                         Holding and Paul D. Stone
               10.44   Amended and Restated Stock Option Bonus Plan

          (b)  Reports on Form 8-K

               No reports on Form 8-K have been filed during the three months ended June 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August, 2001.

                                       COOPERATIVE COMPUTING, INC.

                                         By: /s/ PAUL D. STONE
                                         Paul D. Stone
                                         Senior Vice President and
                                           Chief Administrative Officer

                                INDEX TO EXHIBITS


EXHIBIT NO.    DESCRIPTION
-----------    -----------
10.41          Stock  Option Agreement dated January 1, 2001 between  Holding and Edgar Frandle
10.42          Stock Option Agreement dated February 16, 2000 between Holding and Michael A. Aviles
10.43          Stock Option Agreement dated February 16, 2000 between Holding and Paul D. Stone
10.44          Amended and Restated Stock Option Bonus Plan
