Form 10-K405
period 2001-09-30
COOPERATIVE COMPUTING INC /DE/
filed 2001-12-27
CIK 1059103

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

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

                      Class               Outstanding at December 27, 2001
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

                        USE OF TRADEMARKS AND TRADENAMES

Several trademarks and tradenames appear in this Annual Report on Form 10-K. Automotive Aftermarket Information Highway, J-CON, A-DIS, Triad Prism, ServiceExpert, Series 12, The Paperless Warehouse, MarketPACE, RepairSource, Telepart, InterChange, Checkmate, Telepricing, VISTA, Lasercat, Lasercat 2000, Triad Servicewriter and CCITRIAD Autobahn are federally registered trademarks of the Company. Other trademarks of the Company include CCITRIAD Ultimate, AConneX, CCITRIAD Prism, Eclipse, Triad Eagle, Pace, LaborGuide, True Start, CCITRIAD, Triad, ePartInsight, ePartExpert, LOADSTAR, Orion, Compass, Triad CSD, Triad Falcon, Triad Eagle for Windows, and Triad Gemini. Other trademarks and tradenames are used in this Annual Report on Form 10-K that identify other entities claiming the marks and names of their products. The Company disclaims proprietary interest in such marks and names of others. References herein to Snap-on, TruServ, Ace Hardware, AutoZone, Discount Auto Parts, Pep Boys, Home Depot, Lowe's, Mitchell, Sears, Midas and Aamco mean, respectively, Snap-on Incorporated, Cotter & Company, Ace Hardware Corporation, AutoZone, Inc., Discount Auto Parts, Inc., The Pep Boys -- Manny, Moe & Jack, The Home Depot, Inc., Lowe's Home Centers, Inc., Mitchell Repair Information Company, Sears, Roebuck and Co., Midas International Corporation and Aamco Transmissions, Inc.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

Cooperative Computing, Inc., a Delaware corporation (hereinafter referred to as the "Company" or "CCITRIAD"), is the leading designer and provider of management information systems and services for the automotive parts aftermarket and the hardlines and lumber industry. The automotive parts aftermarket consists of the production, sale and installation of both new and remanufactured parts used in the maintenance and repair of automobiles and light trucks. The hardlines and lumber industry consists of the sale of products for residential and commercial building construction, maintenance and repair, lawn and garden and agribusiness.

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

COMPANY HISTORY AND OWNERSHIP

As used herein, unless the context otherwise requires, the Company and CCITRIAD represent the combined businesses of Cooperative Computing, Inc., a Texas corporation ("Old CCI"), and Triad Systems Corporation, a Delaware corporation ("Triad").

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

AUTOMOTIVE DIVISION

AUTOMOTIVE PARTS AFTERMARKET INDUSTRY OVERVIEW

The automotive parts aftermarket industry consists of the sale of automotive parts, accessories, lubricants, chemicals, tires, and repair services. It is estimated to generate approximately $175 billion in revenue for 2001 according to the Automotive Aftermarket Industry Association.

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

    o Retail Channel. The retail channel is made up of large specialty retailers, "mom and pop" stores and regional chains that sell to "do-it-yourself" customers. Larger specialty retailers, such as AutoZone, Discount Auto Parts, O'Reilly and Pep Boys, carry a greater number of parts and accessories at more attractive prices than smaller retail outlets and are gaining market share. The management information systems used to communicate between levels in this channel are generally developed internally for the large specialty retailers and purchased from third parties for the smaller organizations.

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

AUTOMOTIVE PARTS AFTERMARKET SYSTEMS

The Automotive Division's automotive parts aftermarket products have been designed to provide interconnectivity to all levels of the wholesale distribution channel. This electronic network enables the automotive parts aftermarket industry to efficiently market parts throughout the distribution channel.

The Automotive Division's principal automotive parts aftermarket industry products, based on the level of the distribution channel for which such products are targeted, are as follows:

    o Manufacturer. The Automotive Division has one product, the CCITRIAD AutoBahn system, devoted to the needs of manufacturers. The CCITRIAD AutoBahn system is designed to provide connectivity between manufacturers of auto parts and warehouse distributors and enables warehouse distributors and manufacturers to place and confirm orders electronically and warehouse distributors to receive parts shipments efficiently into their inventory.

    o Warehouse Distributor. The Automotive Division has four products available to meet the needs of warehouse distributors. One of these products, the A-DIS system, provides applications for the management of large warehouse distributors, handling complex inventory management issues, parts purchasing, product pricing, parts returns management, sales history and complete financial management services. The A-DIS product is fully connected to the CCITRIAD AutoBahn product, as well as to the J-CON product, a PSO product, and to the ServiceExpert EZ and ServiceEstimator II products for service dealers. In addition, the Series 12 and CCITRIAD Prism products have connectivity and limited integration with A-DIS. A second product, CCITRIAD Ultimate, is designed and targeted at regional and local warehouse distributors or at national distributors that primarily service stores in a compact geographic area that are looking to manage multiple locations and inventories on a single system. A third product is The Paperless Warehouse product, which is fully integrated with the A-DIS and CCITRIAD Ultimate products. This product incorporates radio frequency wireless networking, barcode scanning and handheld computing technology to improve the efficiency of the receive, pick and ship functions of the warehouse. The last product in this category is the ePartInsight Data Warehouse. The product can be connected to all the Auto Division's warehouse and PSO applications as well as third party applications. It provides a data hub capability to allow large buying groups to have information on a virtual entity basis.

    o Parts Sales Outlet. The Automotive Division currently markets four products to PSOs: J-CON, Eclipse, CCITRIAD Prism and LaserCat 2000. These products all operate on platforms that are purchased from Dell Computer Corporation. The J-CON product was developed for the management of PSOs that are members of a national account program, trade principally with a single warehouse and are connected to that warehouse by an A-DIS system. The J-CON product also allows the PSO to connect with service dealers through the ServiceExpert EZ and ServiceEstimator II products. The J-CON product serves as an inventory management and electronic purchasing tool. The Eclipse product tracks inventory, performs accounting functions and executes point-of-sale operations such as invoicing and billing. The CCITRIAD Prism product is designed to meet the needs of both national and independent PSOs as well as PSOs in a two-step distribution process. The LaserCat 2000 product is a stand alone CPU used by the PSO to access and use the Automotive Division's various data services products. The Automotive Division also maintains and supports Series 12, loadSTAR and LaserCat products.

    o Service Dealer. The Automotive Division has two groups of products that it markets through VARs and auto parts distributors for service dealers, ServiceExpert EZ and PACE, which are focused to specific segments of the service dealer market. The

        ServiceExpert EZ family of products offers a range of shop management solutions which blends the Automotive Division's databases, software applications, detailed labor estimates and recommended vehicle service intervals with the latest in workstation technology, incorporating easy-to-use pull-down windows. The ServiceExpert EZ products can create printed repair estimates, automated work orders and maintain individual vehicle records and histories, enabling users to notify customers of required preventive maintenance and create other special promotions tailored to the service dealers' individual customer base. ServiceExpert EZ can be connected to the Automotive Division's PSO and warehouse distributor products to allow parts inquiry and ordering functions in the service dealer's parts supplier network. The ServiceExpert EZ products, which are available as software only and as hardware/software bundled products, can be configured from a simple estimator product (marketed as ServiceEstimator II) to a full shop management system that includes inventory management. The PACE product is specifically tailored to the Canadian service dealer market and is exclusively marketed in Canada. The Automotive Division also maintains the Triad ServiceWriter, Triad Service System, and Triad ServiceCat Products.

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

The Automotive Division also sells a variety of post sale support programs through its system support agreements, including on-site preventive and remedial maintenance, hardware engineering modifications, depot repair services and daily system operating support by phone. The Automotive Division's customers can call the Automotive Division's AdviceLine service, which gives them access to trained personnel able to perform on-line diagnostics or to field engineers if on-site service is necessary. CCITRIAD has developed a Web-based product called EntryPoint that allows customers direct access to a call tracking system, on-line product training courses, and on-line knowledge base. These features allow customers to request support services, review specific calls or their entire call history, increase employee system knowledge through on-line coursework, or search a knowledge base to obtain immediate answers to questions. Virtually all new system customers enter into system support agreements, and most retain such service agreements as long as they own the system. Monthly fees vary with the system size and configuration. The agreements are generally month to month agreements with up to a 90 day cancellation notice period.

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

DATA SERVICES

The Company provides electronic catalogs, bar codes, related repair information, and reports based on point-of-sale activity through a variety of data services. These proprietary database products and services generate recurring revenues through monthly subscription fees and differentiate the Company's products from those of its competitors. The Company offers data services to its automotive parts aftermarket industry customers, including distributors, manufacturers and retail parts and services chains.

    o Electronic Catalog. The Company's electronic catalog products provide access to a database of over 17 million automobile part applications for 2,800 automotive aftermarket product lines. These products virtually eliminate the time consuming and cumbersome use of printed catalogs and are designed to increase productivity and accuracy in parts selection and handling. Software on the warehouse distributor, PSO and service dealer systems enables the user to access the electronic catalog database. Customers use the catalog feature within their warehouse distributor, PSO, or service dealer system to identify parts associated with a specific vehicle. The Company charges a monthly subscription fee for its electronic catalog database and provides customers with periodic updates. At September 30, 2001, approximately 10,000 distributor locations, 3,000 retail locations, and 9,000 service locations subscribed to the Company's electronic catalogs service.

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

    o LaborExpert Database. The Company has licensed from Mitchell the LaborExpert database, which provides authorized guidance of labor hours for car repairs. This database, which can be integrated with the Company's PSO systems and the ServiceExpert EZ family of products, is targeted to the service dealers. LaborExpert permits users to comply more easily with regulations in many states that require written estimates of repair costs. The repair functions within the LaborExpert product have been mapped to the appropriate parts in the electronic parts catalog database, providing for a seamless, efficient process of gathering of parts and labor information by the service dealer in preparing a repair estimate. Customers are provided updates to the LaborExpert database monthly.

    o RepairSource. The Company has a license for the integration and distribution of Mitchell's "Mitchell on Demand" electronic automobile repair information product. The Company has integrated this product into its ServiceExpert EZ system and markets it under the name RepairSource. The RepairSource electronic database includes original equipment manufacturers' technical service bulletins, repair information and wiring diagrams specific to each automobile model. This information, coupled with the Company's parts and labor databases, enables a service dealer to easily and quickly prepare a service estimate and associated technical repair instructions for each job. Customers are provided updates to the RepairSource database quarterly.

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

SALES AND MARKETING

The Automotive Division markets its products to the automotive parts aftermarket through a direct sales force and a telesales/telemarketing organization with approximately 40 employees. Incentive pay is a significant portion of the total compensation package for all sales representatives and sales managers. Additionally, the Automotive Division leverages its relationships with large warehouse distributors through its National Account Program (and other VARs), in which these accounts resell PSO and service dealer systems to either company owned stores or to other customers that are closely associated to the warehouse distributor.

INTERNET INITIATIVES

On May 31, 2000, the Company, along with its majority stockholder, Hicks Muse, entered into a joint venture arrangement with other investors to form Internet Autoparts, Inc. ("IAP"). The Company granted licenses to the new venture. IAP will provide the automotive aftermarket with a Web-based parts ordering and communications platform linking automotive service providers and wholesale distributors. CCITRIAD granted certain licenses to IAP in return for a one-third interest in IAP. IAP is powered by CCITRIAD's Web-based parts catalog, ePartExpert, and has access to CCITRIAD's communications gateway, AConneX, which provides seamless communications among the various CCITRIAD business platforms and third-party management systems.

Three Internet related products are ePartInsight, EntryPoint, and AConneX. ePartInsight, CCITRIAD's data warehouse product, has been Web enabled for user access providing improved user access. ePartInsight assists companies in managing their business through providing business intelligence solution sets in areas of sales, margin, national accounts, customers and inventory analysis. EntryPoint is a new Web support application portal that provides customers online problem submission, issue tracking, access to support knowledge base, product manuals, and online product training courses. AConneX, CCITRIAD'S Internet communications gateway service, is available for licensing to third-party management systems in addition to IAP as described above.

HARDLINES AND LUMBER DIVISION

INDUSTRY OVERVIEW

The hardlines and lumber industry consists of the sale of products for residential and commercial building construction, maintenance and repair, lawn and garden, and agribusiness. Management estimates that this industry, comprised primarily of hardware retailers, home centers, lumber and building materials suppliers and manufacturers, agribusiness retailers, lawn and garden retailers and paint retailers, generated over $170 billion in revenues in 2000. This market is segmented primarily into three groups:

    o Top 10 Market. The ten largest retailers in the hardlines and lumber industry (the "Top 10") represent over 5,800 stores and account for approximately 40% of the annual industry sales volume. The Top 10 include mass merchandisers such as Home Depot, Lowe's and Sears. As a result of their size, it is generally more cost effective for the Top 10 to develop and support their own systems, and, therefore, the Top 10 do not purchase systems from the Hardlines and Lumber Division. The Hardlines and Lumber Division believes that the growth of the Top 10 generally has driven the need to reduce costs and pursue consolidation strategies throughout the industry. The Top 10 have been able to reduce costs and improve merchandising efficiency through economies of scale and the implementation of automated retail systems. In order to remain competitive, companies outside the Top 10 need to increase their merchandising efficiencies and productivity.

    o Top 11-500 Market. The 500 largest retailers in the hardlines and lumber industry, excluding the Top 10, are estimated to account for approximately 20% of the industry's annual sales volume. There are approximately 6,300 stores in this market, of which a majority are lumber and home center businesses. This market is fragmented and has experienced consolidation as firms try to compete with the Top 10. In addition, this market has been a significant source of revenues as firms upgrade existing systems and shift from in-house systems to turnkey systems produced by the Hardlines and Lumber Division. The Hardlines and Lumber Division believes that retailers will continue to upgrade systems as the industry continues to respond to competition and innovation by the Top 10.

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

Drivers of Computerization. Computerization within the hardlines and lumber industry has been predominantly driven by the Top 10 which have expanded their business throughout the United States by providing products and services using a mass merchandising format. As a result of this strategy, hardlines and lumber consumers have been able to purchase products and services cheaper from the Top 10 than was traditionally available. This has driven the Top 11-500 Market and the Top 500+ to computerize or upgrade their existing systems in order to reduce costs and improve service to maintain their market positions.

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

PRINCIPAL PRODUCTS

The Hardlines and Lumber Division's hardlines and lumber systems automate inventory control, point-of-sale accounting and supplier communications. The Hardlines and Lumber Division's principal next generation systems products are as follows:

    o Triad Eagle for Windows. The Triad Eagle system blends the power and flexibility of the Hardlines and Lumber Division's management information systems with applications and features created to meet the unique needs of hardware stores and lumber and building materials operations. It manages the flow of a typical transaction, including estimating, ordering, inventory management, shipping, invoicing and tracking accounts receivable.

    o Triad Falcon. The Triad Falcon system is the Hardlines and Lumber Division's next generation product targeted at large multi-location lumber and building material and home center retailers. Triad Falcon provides flexibility in tailoring the system to meet the needs required of individuals, groups, departments and single or multiple store locations.

    o Inet. Inet works with Eagle, Falcon, Gemini, and CSD to give retailers online access to their customers for ordering and account information.

In addition to the principal next generation products, the Hardlines and Lumber Division also maintains several legacy products. The Hardlines and Lumber Division expects the customers of these products to migrate to the Triad Eagle or Triad Falcon over the next few years.

    o Triad CSD. The Triad CSD series of systems is designed for mid- to large-sized hardlines and lumber dealers due to its greater power and functionality. Triad CSD products allow for product offerings suitable for hardlines and building materials chains with up to 20 stores and $150 million in annual sales.

    o Triad Gemini. The Triad Gemini system is designed for large hardlines and lumber dealers. Triad Gemini customers represent some of the largest companies in the hardlines and lumber industry. Gemini's largest customer has over 190 locations with revenue exceeding $1 billion.

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

INFORMATION SERVICES

The Hardlines and Lumber Division markets database services to manufacturers with a product called VISTA. VISTA information services provide product manufacturers with ongoing measurement of brand and item movement with major product classifications using point-of-sale business analysis data from independent hardware stores, home centers and lumber and building materials outlets. Information provided by VISTA give manufacturers insight into how a specific product or brand performs against its competitors and the market in general.

SALES AND MARKETING

The Hardlines and Lumber Division markets its products and services to the hardlines and lumber industry through a geographically-based direct and telesales/telemarketing sales force of approximately 60 employees. Incentive pay is a significant portion of the total compensation package for all sales personnel.

The Hardlines and Lumber Division's marketing approach in the hardlines and lumber industry has been to develop close relationships with key market influencers. This strategy includes obtaining endorsements and developing exclusive relationships, distributor partnerships and other alliances. Currently, the Hardlines and Lumber Division enjoys over 30 such relationships in the industry. The goal of this relationship program is to enhance the productivity of the field sales team and create leveraged selling opportunities for system sales, information services and support revenues.

CCITRIAD has exclusive agreements to develop, market, and support modified versions of the Triad Eagle system to the two largest buying cooperatives in the hardlines and lumber industry, representing over 10,000 retailers. These agreements have allowed a streamlining of the distribution channel and reductions in direct sales costs.

CORPORATE SERVICES

CUSTOMER FINANCING

The Company believes that its ability to offer lease financing to its customers shortens the sales cycle and provides a competitive advantage in marketing and promoting the Company's products. During the year the Company offered such financing through its wholly owned subsidiary, Triad Systems Financial Corporation ("Triad Financial") and also through an outsourcing partner who works with the Company in designing and providing leasing programs to meet the needs of its customers. Leases provided through an outsourcing agency are originated and funded by that agency. Accordingly, the Company has neither ownership interest in nor credit related contingent liability for these particular leases. At September 30, 2001, Triad Financial had an owned portfolio of outstanding leases to over 6,000 customers with a balance of approximately $61.9 million.

Historically, the Company has sold lease receivables via short-term lending agreements with banks and other financial institutions. At the time of sale, the Company records the newly created servicing liabilities (lease servicing obligation and recourse obligation) at their estimated fair value. Gains resulting from the sale of lease receivables are reflected in finance revenue.

The short-term financing agreements contain restrictive covenants, which allow the Company to sell only while in compliance with covenants contained in the agreements. In the event of noncompliance, the banks and lending institutions could assume administrative control (servicing) of the lease portfolio and could discontinue future transactions under the discounting programs. During the year ended September 30, 2001, the Company was in compliance with such covenants, and management believes that it will be able to maintain compliance with such covenants in the foreseeable future.

Pursuant to the discounting agreements, the Company is contingently liable for losses in the event of lessee nonpayment up to stated recourse limits (up to 15% of the aggregate initial proceeds adjusted for certain expenses and payments remitted on the leases) and full recourse on lease receivables discounted that do not meet certain requirements established by the bank or lending institutions.

At September 30, 2001, the contingent liability for leases sold was approximately $24.3 million. The Company provides for the fair value of the recourse obligation based upon an analysis that considers among other things, the creditworthiness of the lease receivable, the recourse provision the lease receivable is subject to and the Company's historical experience, which includes loss recoveries through resale of repossessed systems.

SYSTEM INTEGRATION AND ASSEMBLY

The Company does not manufacture the hardware components of its systems, but the Company does assemble and integrate some of its products with hardware components and software products of third party vendors. Furthermore, during the fiscal year, the Company began using Dell Computer Corporation's industry standard server and workstation hardware to power most CCITRIAD software solutions. As of September 30, 2001, the Company employed approximately 57 employees in its system integration operation.

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

Product development expense in fiscal 1999, 2000, and 2001 was $16.0 million, $12.2 million, and $17.5 million, respectively.

CUSTOMERS AND SUPPLIERS

No single customer accounted for more than 10% of the Company's revenues during the years ended September 30, 1999, 2000, and 2001. The Company has a significant number of suppliers predominantly associated with its assembly operations.

EMPLOYEES

As of September 30, 2001, the Company had approximately 1,400 employees, none of whom were represented by unions. The Company has not experienced any labor problems resulting in a work stoppage and believes it has good relations with its employees.

SEGMENT REPORTING

See Note 15 of Notes to Consolidated Financial Statements.

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

Listed below are the principal properties operated by the Company as of December 27, 2001.

                                      APPROX.
                                        SIZE                                                               LEASE
             LOCATION                (SQ. FT.)                   DESCRIPTION OF USE                     TERMINATION
             --------                ---------                   ------------------                     -----------

Owned:
  Newton, New Jersey...........         28,000    Administrative                                              NA

Leased:
  Livermore, California(1).....        145,000    Divisional executive offices; software                    2002
                                                    development; data entry; sales; administrative
  Livermore, California........         79,000    Divisional executive offices; software                    2012
                                                    development; data entry; sales; administrative
  Austin, Texas................         70,000    Principal and divisional executive offices;               2006
                                                    software development; sales; administrative
  Austin, Texas................         49,000    Systems integration and assembly                          2002
  Tracy, California............         36,500    Hardware computer repair                                  2006
  Denver, Colorado.............         25,000    Administrative; software development                      2005
  Longford, Ireland............         21,000    Data entry; administrative; sales                         2027
  Austin, Texas................         19,000    Data entry                                                2005
  Toronto, Canada..............          8,600    Administrative                                            2002
  Florence, Alabama............          6,000    Administrative; sales; customer support                   2002
  San Antonio, Texas...........          5,600    Customer Support                                          2002

(1) Upon termination of the 145,000 sq. ft. lease in 2002, the Company will relocate the activities from such building to a 79,000 sq. ft. facility that is already under lease.

In addition, the Company has short-term leases on over 60 offices and field service locations in the United States, Canada, the United Kingdom, and France.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the Company's security holders in the Company's fourth fiscal quarter in 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established public trading market for any class of the Company's common equity. All of the Company's common stock is held by Cooperative Computing Holding Company, Inc., a Delaware corporation ("Holding"). Neither the Company nor Holding paid any dividends in fiscal 2001, nor do they anticipate paying any dividends in the foreseeable future. The Company's ability to pay such dividends is limited by the terms of the Company's Restated Senior Credit Facilities (as herein defined). See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial data of the Company for the ten-month period ended September 30, 1997, and the years ended September 30, 1998, 1999, 2000 and 2001. The balance sheet data as of September 30, 2000 and 2001, and the statement of operations data for the years ended September 30, 1999, 2000, and 2001 set forth below are derived from the audited consolidated financial statements of the Company included elsewhere herein. The balance sheet data as of September 30, 1997, 1998 and 1999, and the statement of operations data for the ten months ended September 30, 1997 and the year ended September 30, 1998 set forth below are derived from the audited consolidated financial statements of the Company that are not included herein. The consolidated financial statements for the periods ended September 30, 1997, 1998, 1999, 2000 and 2001 include the accounts of Holding and CCITRIAD. Holding has no assets or liabilities other than (1) its investment in its wholly owned subsidiary CCITRIAD and (2) its Redeemable Class A Common Stock, the net proceeds of which were contributed in full to CCITRIAD (see Note 9 to audited consolidated financial statements); accordingly these consolidated financial statements represent the operations of CCITRIAD and its subsidiaries. The selected financial data below should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the audited consolidated financial statements of the Company included elsewhere herein.

                                                                                     CCITRIAD
                                                --------------------------------------------------------------------------------
                                                TEN-MONTH PERIOD
                                                     ENDED
                                                  SEPTEMBER 30,                       YEAR ENDED SEPTEMBER 30,
                                                      1997            1998             1999             2000             2001
                                                ----------------   ----------       ----------       ----------       ----------
STATEMENT OF OPERATIONS DATA:
 Revenues .....................................   $  140,316       $  227,221       $  240,745       $  223,919       $  211,035
 Cost of revenues .............................       84,464          143,516          151,399          131,005          112,563
                                                  ----------       ----------       ----------       ----------       ----------
 Gross margin .................................       55,852           83,705           89,346           92,914           98,472
 Sales and marketing ..........................       28,161           51,426           64,958           49,647           40,672
 Product development ..........................       11,890           15,401           15,997           12,209           17,470
 General and administrative ...................       19,929           35,413           38,200           41,058           36,754
 Write off of purchased in-process research
  and development .............................       23,100               --               --               --               --
                                                  ----------       ----------       ----------       ----------       ----------
 Total operating expenses .....................       83,080          102,240          119,155          102,914           94,896
 Operating income (loss) ......................      (27,228)         (18,535)         (29,809)         (10,000)           3,576
 Interest expense .............................       (8,403)         (15,868)         (18,512)         (18,872)         (17,804)
 Other income (expense), net ..................          443              766              175            1,108             (647)
                                                  ----------       ----------       ----------       ----------       ----------
 Loss before income taxes and extraordinary
  charge ......................................      (35,188)         (33,637)         (48,146)         (27,764)         (14,875)
 Income tax benefit ...........................        1,001            8,731           11,120            4,691            1,932
                                                  ----------       ----------       ----------       ----------       ----------
 Loss before extraordinary charge .............      (34,187)         (24,906)         (37,026)         (23,073)         (12,943)
 Extraordinary charge, net of taxes ...........           --            3,017               --               --               --
                                                  ----------       ----------       ----------       ----------       ----------
 Net loss .....................................      (34,187)         (27,923)         (37,026)         (23,073)         (12,943)
 Accretion of redeemable stock ................           --               --            3,020            9,834           13,249
                                                  ----------       ----------       ----------       ----------       ----------
 Net loss attributable to common stock ........   $  (34,187)      $  (27,923)      $  (40,046)      $  (32,907)      $  (26,192)
                                                  ==========       ==========       ==========       ==========       ==========

UNAUDITED PRO FORMA INFORMATION:(1)
 Historical loss before income taxes ..........   $  (35,188)
 Pro forma income tax benefit .................        2,392
                                                  ----------
 Pro forma net loss ...........................   $  (32,796)
                                                  ==========

BALANCE SHEET DATA (AT END OF PERIOD):
 Cash and cash equivalents ....................   $    1,633       $    1,159       $       --       $      679       $    3,897
 Working capital ..............................          603            6,101           12,146            1,931            2,757
 Total assets .................................      307,940          300,849          286,803          245,184          222,787
 Total debt, including current maturities .....      144,967(2)       183,318(2)       181,848(2)       178,600(2)       176,757(2)
 Stockholders' equity (deficit) ...............       53,699           25,363          (15,554)         (49,515)         (75,815)

----------

    (1) Concurrent with the Triad Acquisition, Old CCI terminated its S Corporation status. The unaudited pro forma benefit for income taxes computes the tax as if Old CCI and CCITRIAD had been subject to corporate income tax for the entire period.

    (2) Total debt does not include any amounts relating to lease receivables that have been sold by the Company.

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

GENERAL

The Company is the leading designer and provider of management information systems and services for the automotive parts aftermarket and the hardlines and lumber industry. The automotive parts aftermarket industry consists of the production, sale and installation of both new and remanufactured parts used in the maintenance and repair of automobiles and light trucks. The hardlines and lumber industry consists of the sale of products for residential and commercial building construction, maintenance and repair and agribusiness. The Company's system offerings are enhanced by extensive information services featuring highly specialized database products and customer support and maintenance services. These products and services are designed to significantly improve the profitability of the Company's customers and, in turn, provide the Company with a stable customer base as well as a receptive market for new products. The revenues associated with customer support and information services are of a recurring nature and represented approximately 75% of total revenues in fiscal 2001. The Company's total revenues for the year ended September 30, 2001 were $211.0 million.

HISTORICAL RESULTS OF OPERATIONS

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

Revenues for the year ended September 30, 2001 were $211.0 million compared to $223.9 million for the year ended September 30, 2000, a decrease of $12.9 million or 6%. For the year ended September 30, 2001, revenues for the Automotive Division decreased $16.1 million, or 12%, to $119.3 million as compared to the year ended September 30, 2000. For the year ended September 30, 2001, revenues for the Hardlines and Lumber Division increased $3.2 million, or 4%, to $91.7 million as compared to the year ended September 30, 2000.

Systems revenues for the year ended September 30, 2001 were $52.3 million compared to $66.0 million for the year ended September 30, 2000, a decrease of $13.7 million or 21%. Systems revenues for the Automotive Division for the year ended September 30, 2001 decreased $12.8 million to $20.2 million as compared to the year ended September 30, 2000. Systems revenues for the Hardlines and Lumber Division for the year ended September 30, 2001 decreased $0.9 million to $32.1 million as compared to the year ended September 30, 2000. The decrease in the Automotive Division systems revenue is primarily due to lower sales of warehouse systems, store systems to national accounts, and automotive recycling systems and a marketing focus shift away from direct marketing of service dealer systems in favor of value added reseller relationships.

Services and finance revenues were $158.7 million for the year ended September 30, 2001 compared to $157.9 million for the year ended September 30, 2000, an increase of $0.8 million or 1%. Customer support and information services revenues for the Automotive Division for the year ended September 30, 2001 decreased $3.3 million to $99.1 million as compared to the year ended September 30, 2000. Services and finance revenues for the Hardlines and Lumber Division for the year ended September 30, 2001 increased $4.1 million to $59.6 million as compared to the year ended September 30, 2000. The decrease in the Automotive Division's services and finance revenues is primarily due to customer attrition in its store, service dealer, and automotive recycling product lines. The increase in the Hardlines and Lumber Division's revenues is primarily due to an increase the number of customers on service and price increases on its Triad Eagle product.

Cost of revenues were $112.6 million for the year ended September 30, 2001 compared to $131.0 million for the year ended September 30, 2000, a decrease of $18.4 million or 14%. For the year ended September 30, 2001, cost of revenues for the Automotive Division decreased $14.5 million or 19%, to $63.2 million as compared to the year ended September 30, 2000. For the year ended September 30, 2001, cost of revenues for the Hardlines and Lumber Division decreased $3.9 million, or 7%, to $49.4 million as compared to the year ended September 30, 2000.

Cost of systems revenues were $32.8 million for the year ended September 30, 2001 compared to $47.0 million for the year ended September 30, 2000, a decrease of $14.2 million or 30%. Cost of systems revenues for the Automotive Division for the year ended September 30, 2001 decreased $10.6 million to $14.8 million as compared to the year ended September 30, 2000, primarily due to lower system sales, lower amortization due to certain assets becoming fully amortized, and lower implementation costs due to a reorganization of the implementation group. Cost of systems revenues for the Hardlines and Lumber Division for the year ended September 30, 2001 decreased $3.6 million to $17.9 million compared to the year ended September 30, 2000. The decrease in hardlines systems cost of sales is primarily due to lower system sales, and lower depreciation and amortization expense due to certain fixed and intangible assets becoming fully amortized. Cost of systems revenues as a percentage of system revenues for the Automotive Division were 73% and 77% for the year ended September 30, 2001 and 2000, respectively. Cost of systems revenues as a percentage of systems revenues for the Hardlines and Lumber Division were 56% and 65% for the years ended September 30, 2001 and 2000, respectively. The percentage fluctuations are primarily due to the factors mentioned above.

Cost of revenues for services and finance were $79.8 million for the year ended September 30, 2001 compared to $84.0 million for the year ended September 30, 2000, a decrease of $4.2 million or 5%. Cost of revenues for services and finance for the Automotive Division for the year ended September 30, 2001 decreased $4.0 million to $48.3 million compared to the year ended September 30, 2000. Cost of revenues for services and finance for the Hardlines and Lumber Division for the year ended September 30, 2001 decreased $0.3 million to $31.5 million compared to the year ended September 30, 2000. Cost of revenues for services and finance is down from 2000 primarily due to savings from a reorganization of the Company's customer support organization and lower depreciation and amortization expense due to certain fixed and intangible assets becoming fully amortized. As a percentage of services and finance revenues, cost of revenues for services and finance for the Automotive Division were 48% and 51% for the year ended

September 30, 2001 and 2000, respectively. As a percentage of service and finance revenues, cost of revenues for services and finance for the Hardlines and Lumber Division were 53% and 57% for the year ended September 30, 2001 and 2000, respectively. The decrease in cost of services and finance revenues as a percentage of revenue for both the automotive and Hardlines and Lumber Divisions primarily was due to the factors mentioned above.

Sales and marketing expense for the year ended September 30, 2001 decreased $8.9 million to $40.7 million as compared to the year ended September 30, 2000. Sales and marketing expense for the Automotive Division for the year ended September 30, 2001 decreased $7.5 million to $23.2 million as compared to the year ended September 30, 2000. Sales and marketing expense for the Hardlines and Lumber Division for the year ended September 30, 2001 decreased $1.4 million to $17.5 million as compared to the year ended September 30, 2000. The decrease in the Automotive Division's sales and marketing expense is primarily due to lower bad debt expense and to reduced personnel and travel costs. The decrease in Hardlines & Lumber Divisions sales and marketing expense is primarily due to lower personnel costs. As a percentage of revenue, sales and marketing expense for the Automotive Division was 19% and 23% for the years ended September 2001 and 2000, respectively. As a percentage of revenue, sales and marketing expense for the Hardlines and Lumber Division was 19% and 21% for the year ended September 2001 and 2000, respectively.

Product development expenses for the year ended September 30, 2001 increased $5.3 million to $17.5 million as compared to the year ended September 30, 2000. Product development expenses for the Automotive Division for the year ended September 30, 2001 increased $5.5 million to $13.7 million. Product development expenses for the Hardlines and Lumber Division for the year ended September 30, 2001 decreased $0.2 million to $3.8 million. The increased product development expense is primarily due to lower software capitalization and the development of certain internet related products. As a percentage of revenue, product development expenses for the Automotive Division were 11% and 6% for the years ended September 30, 2001 and 2000, respectively. As a percentage of revenue, product development expenses for the Hardlines and Lumber Division were 4% and 5% for the years ended September 30, 2001 and 2000.

General and administrative expenses for the year ended September 30, 2001 were $36.8 million compared to $41.1 million, a decrease of $4.3 million or 10% from the year ended September 30, 2000. As a percentage of revenues, general and administrative expense was 17% and 18% for the years ended September 30, 2001 and 2000, respectively. The decrease in general and administrative expenses was primarily due to lower amortization due to certain assets becoming fully amortized and lower professional services fees to outside consulting firms.

Interest expense for the year ended September 30, 2001 was $17.8 million compared to $18.9 million, a decrease of $1.1 million or 6%. The decrease in interest expense primarily is due to a decrease in the base rates, Bank Prime and LIBOR, used in computing the interest charged to the Company. See "Liquidity and Capital Resources." Other income (loss) for the year ended September 30, 2001 decreased $1.7 million primarily due to the Company's portion of equity loss in its affiliate and investment losses incurred by the Company's deferred compensation plan.

The Company recorded an income tax benefit attributable to continuing operations of $1.9 million and $4.7 million for the years ended September 30, 2001 and September 30, 2000, respectively. The decrease in income tax benefit is primarily due to the reduction of the pretax loss. As of September 30, 2001, a deferred tax valuation allowance of approximately $259,000 has been recorded. The Company believes it will generate sufficient taxable income in the future on the remaining deferred tax assets.

As a result of the above factors, the Company experienced a net loss of $12.9 million for the year ended September 30, 2001, compared to a net loss of $23.1 million for the year ended September 30, 2000, a decrease in loss of $10.2 million or 44%.

Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

Revenues for the year ended September 30, 2000 were $223.9 million compared to $240.7 million for the year ended September 30, 1999, a decrease of $16.8 million or 7%. For the year ended September 30, 2000, revenues for the Automotive Division decreased $14.6 million, or 10%, to $135.4 million as compared to the year ended September 30, 1999. For the year ended September 30, 2000, revenues for the Hardlines and Lumber Division decreased $2.2 million, or 2%, to $88.5 million as compared to the year ended September 30, 1999.

Systems revenues for the year ended September 30, 2000 were $66.0 million compared to $86.8 million for the year ended September 30, 1999, a decrease of $20.8 million or 24%. Systems revenues for the Automotive Division for the year ended September 30, 2000 decreased $16.8 million to $33.0 million as compared to the year ended September 30, 1999. Systems revenues for the Hardlines and Lumber Division for the year ended September 30, 2000 decreased $4.0 million to $33.0 million as compared to the year ended September 30, 1999. The revenue decrease was primarily due to both market factors and sales strategy changes. The market factors include an unusually high level of automotive aftermarket consolidation activity during 1999 resulting in an increase in the amount of systems purchased during that time, an increase in systems purchased in 1999 to upgrade in anticipation of Y2K, and lower consumer demand resulting in lower automotive aftermarket parts sales and a corresponding decrease in system sales. Additionally changes from an internal reorganization in both the Automotive Division and Hardlines and Lumber Division shifted one automotive sales model to a lower price point and focused on attracting more profitable new customers.

Services and finance revenues were $157.9 million for the year ended September 30, 2000 compared to $154.0 million for the year ended September 30, 1999, an increase of $3.9 million or 3%. Services and finance revenues for the Automotive Division for the year ended September 30, 2000 increased $2.2 million to $102.4 million as compared to the year ended September 30, 1999, primarily due to improved product and service offerings that have attracted and retained customers. Services and finance revenues for the Hardlines and Lumber Division for the year ended September 30, 2000 increased $1.7 million to $55.5 million as compared to the year ended September 30, 1999. The main growth was from the information services groups which grew a combined $2.5 million. Contributing to the Automotive Division's information services growth was the improvement of the timeliness of the catalog data entry, which caused the catalog product to be an improved product in fiscal 2000. This increase in the Hardlines and Lumber Division's revenues was due to an increase in the installed base of customers, VISTA product growth, growth in the sales of point-of-sale information and data warehouse products, and price increases.

Cost of revenues were $131.0 million for the year ended September 30, 2000 compared to $151.4 million for the year ended September 30, 1999, a decrease of $20.4 million or 13%. For the year ended September 30, 2000, cost of revenues for the Automotive Division decreased $11.1 million or 13%, to $77.7 million as compared to the year ended September 30, 1999. For the year ended September 30, 2000, cost of revenues for the Hardlines and Lumber Division decreased $9.3 million, or 15%, to $53.3 million as compared to the year ended September 30, 1999.

Cost of systems revenues were $47.0 million for the year ended September 30, 2000 compared to $60.7 million for the year ended September 30, 1999, a decrease of $13.7 million or 23%. Cost of systems revenues for the Automotive Division for the year ended September 30, 2000 decreased $6.0 million to $25.4 million as compared to the year ended September 30, 1999, due to lower system sales. Cost of systems revenues for the Hardlines and Lumber Division for the year ended September 30, 2000 decreased $7.7 million to $21.5 million compared to the year ended September 30, 1999. The decrease in systems cost of sales is primarily due to lower system sales, lower depreciation and amortization expense due to certain fixed and intangible assets becoming fully amortized, and lower implementation costs due to a reorganization of the implementation group. Cost of systems revenues as a percentage of system revenues for the Automotive Division were 77% and 63% for the year ended September 30, 2000 and 1999, respectively. Cost of systems revenues as a percentage of systems revenues for the Hardlines and Lumber Division were 65% and 79% for the years ended September 30, 2000 and 1999, respectively. The percentage fluctuations are primarily due to the factors mentioned above as well as the Hardlines and Lumber Division shifting its system sales mix away from hardware as many existing customers upgraded their hardware last year due to Y2K concerns.

Cost of revenues for services and finance were $84.0 million for the year ended September 30, 2000 compared to $90.7 million for the year ended September 30, 1999, a decrease of $6.7 million or 7%. Cost of revenues for services and finance for the Automotive Division for the year ended September 30, 2000 decreased $5.1 million to $52.3 million compared to the year ended September 30, 1999, primarily due to the factors discussed above and lower personnel costs. Cost of revenues for services and finance for the Hardlines and Lumber Division for the year ended September 30, 2000 decreased $1.6 million to $31.8 million compared to the year ended September 30, 1999, primarily due to the two factors discussed earlier and to lower personnel costs. Cost of revenues for services and finance is down from 1999 primarily due to savings from a reorganization of the Company's customer support organization and lower depreciation and amortization expense due to certain fixed and intangible assets becoming fully amortized. As a percentage of services and finance revenues, cost of revenues for services and finance for the Automotive Division were 50% and 57% for the year ended September 30, 2000 and 1999, respectively. As a percentage of service and finance revenues, cost of revenues for services and finance for the Hardlines and Lumber Division were 57% and 62% for the year ended September 30, 2000 and 1999, respectively. The decrease in cost of services and finance revenues as a percentage of revenue for both the automotive and Hardlines and Lumber Divisions primarily was due to increased sales of lower cost information services products as well as the factors mentioned above.

Sales and marketing expense for the year ended September 30, 2000 decreased $15.4 million to $49.6 million as compared to the year ended September 30, 1999. Sales and marketing expense for the Automotive Division for the year ended September 30, 2000 decreased $6.8 million to $30.7 million as compared to the year ended September 30, 1999. Sales and marketing expense for the Hardlines and Lumber Division for the year ended September 30, 2000 decreased $8.5 million to $19.0 million as compared to the year ended September 30, 1999. The decrease in sales and marketing expense is primarily due to reduced personnel and travel costs driven by a reorganization of product marketing and a reduction in sales personnel in the Automotive Service Dealer and Hardlines and Lumber field sales forces. As a percentage of revenue, sales and marketing expense for the Automotive Division was 23% and

25% for the years ended September 2000 and 1999, respectively. As a percentage of revenue, sales and marketing expense for the Hardlines and Lumber Division was 21% and 30% for the year ended September 2000 and 1999, respectively.

Product development expenses for the year ended September 30, 2000 decreased $3.8 million to $12.2 million as compared to the year ended September 30, 1999. Product development expenses for the Automotive Division for the year ended September 30, 2000 decreased $3.1 million to $8.2 million. Product development expenses for the Hardlines and Lumber Division for the year ended September 30, 2000 decreased $0.7 million to $4.0 million. The decreased product development expense is primarily due to reduced personnel costs. As a percentage of revenue, product development expenses for the Automotive Division were 6% and 8% for the years ended September 30, 2000 and 1999, respectively. As a percentage of revenue, product development expenses for the Hardlines and Lumber Division remained constant at 5% for the years ended September 30, 2000 and 1999.

General and administrative expenses for the year ended September 30, 2000 were $41.1 million compared to $38.2 million, an increase of $2.9 million or 8% from the year ended September 30, 1999. As a percentage of revenues, general and administrative expense was 18% and 16% for the years ended September 30, 2000 and 1999, respectively. The increase in general and administrative expenses was primarily due to increased professional services fees for an outside consulting firm.

Interest expense for the year ended September 30, 2000 was $18.9 million compared to $18.5 million, an increase of $0.4 million or 2%. The increase in interest expense is due to an increase in the base rates, Bank Prime and LIBOR, used in computing the interest charged to the Company. The effect of the increase in interest rates was partially offset by a lower average balance of indebtedness for the comparable periods in the current fiscal year. See "Liquidity and Capital Resources." Other income for the year ended September 30, 2000 was $1.1 million compared to $0.2 million, an increase of $0.9 million compared to the prior year due to investment gains from the Company's funded deferred compensation plan.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company had $176.8 million in outstanding indebtedness, a decrease of $1.8 million from September 30, 2000. The Company's outstanding indebtedness under its Restated Senior Credit Facilities at September 30, 2001 included $30 million borrowed on the Company's $47.5 million senior secured revolving credit facility and $45.2 million of senior secured term loans. At September 30, 2001, a balance of $100.0 million on the Notes, due in 2008, bearing interest at 9% is outstanding. The remaining $1.6 million in debt matures in varying amounts over the next five years. Total annual interest expense, based on current debt levels and interest rates is estimated to be $19.0 million in fiscal year 2002. The Company's Restated Senior Credit Facilities impose certain restrictions on the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. The Company must also meet certain tests relating to financial amounts and ratios defined in the Restated Senior Credit Facilities. At September 30, 2001, the Company was in compliance with these restrictions.

In light of its expected financial performance, the Company negotiated the sixth Amendment to the credit agreement, which, among other things, modifies the financial covenants for fiscal 2002. Based upon its current projections, management of the Company believes it will be in compliance with the amended covenants throughout fiscal year 2002. In the event of noncompliance, the Company would need to obtain additional waivers or amendments or to seek alternative sources of financing, provided that there can be no assurances that such waivers, amendments or alternative financing sources will be available on acceptable terms, if at all.

The $45.2 million term loan facility requires repayment of $2.6 million per quarter in fiscal year 2002. The revolving credit facility is due on March 31, 2003 and is expected to be refinanced prior to that date. In total, all borrowings under the Restated Senior Credit Facilities are scheduled to be repaid by March 31, 2004. A portion of the Company's debt bears interest at floating rates; therefore, its financial condition is and will be affected by changes in prevailing rates.

In addition to servicing its debt obligations, the Company requires substantial liquidity for capital expenditures and working capital needs. The Company requires working capital as it funds its customer leasing operations and then periodically liquidates its lease portfolio through discounting arrangements with banks and lending institutions. At September 30, 2001, working capital was $2.8 million compared to $1.9 million at September 30, 2000. The increase in working capital principally relates to improved operating performance. For the year ended September 30, 2001, the Company's capital expenditures were $15.7 million, which includes $10.0 million for capitalized computer software costs and databases. Additionally, the Company is obligated to a minimum annual commitment of $1.0 million through 2011 for a software license which allows the Company to sublicense software to customers in the automotive industry.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company adopted SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement for SFAS 125. SFAS 140 is required to be applied to transfers of assets occurring after March 31, 2001. This Statement provides guidance for distinguishing transfers of financial assets that are sales from transfers that are actually secured borrowings. The Company ceased using its special purpose entity to sell lease receivables effective March 31, 2001, therefore adopting the new standard caused the lease receivable and note payable related to secured borrowings after March 31, 2001 to remain on the Company's balance sheet. At September 30, 2001, there was $1.6 million in lease receivables and related debt on the balance sheet due to the adoption of SFAS 140.

In June 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company plans to early adopt SFAS 142 and will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $9.2 million in fiscal 2002. During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of October 1, 2001 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company adopted the provisions of SAB 101 for all transactions during the year ended September 30, 2001. The application of SAB 101 did not have a material impact on the results of operations or the financial position of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

At September 30, 2001, approximately $76.8 million of the Company's long-term debt, specifically, borrowings outstanding under its Restated Senior Credit Facilities, bears interest at variable rates. Accordingly, the Company's net loss and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the 2001 average interest rate under these borrowings, it is estimated that the Company's 2001 interest expense would have changed by $1.6 million, resulting in a change in the Company's 2001 net loss. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

At September 30, 2001, the Company had $100 million of outstanding Notes. The Notes bear interest at a fixed rate of nine percent and are not subject to changes in interest rates.

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

The Company monitors its foreign currency exposure and, from time to time, will attempt to reduce its exposure through hedging. At September 30, 2001, the Company had no foreign currency contracts outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements



Cooperative Computing Holding Company, Inc.
Audited Consolidated Financial Statements

   Report of Ernst & Young LLP, Independent Auditor.....................................................20
   Consolidated Balance Sheets as of September 30, 2000 and 2001........................................21
   Consolidated Statements of Operations and Comprehensive Income (Loss) for the
     years ended September 30, 1999, 2000 and 2001......................................................22
   Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the
     years ended September 30, 1999, 2000 and 2001......................................................23
   Consolidated Statements of Cash Flows for the years ended September 30, 1999,
     2000 and 2001......................................................................................24
   Notes to Consolidated Financial Statements...........................................................25

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Cooperative Computing Holding Company, Inc.


We have audited the accompanying consolidated balance sheets of Cooperative Computing Holding Company, Inc. as of September 30, 2000 and 2001, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 2001. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooperative Computing Holding Company, Inc. at September 30, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                              /s/ ERNST & YOUNG LLP

Austin, Texas
November 30, 2001

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                          SEPTEMBER 30,
                                                                                      2000              2001
                                                                                  ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $        679      $      3,897
   Trade accounts receivable, net of allowance for doubtful accounts of
     $5,086 and $4,353                                                                  34,714            35,679
   Inventories, net                                                                      3,786             2,391
   Investment in leases, net                                                             4,439             3,735
   Deferred income taxes                                                                 6,772             5,991
   Prepaid expenses and other current assets                                             4,858             5,126
                                                                                  ------------      ------------
Total current assets                                                                    55,248            56,819

Service parts, net                                                                       3,813             2,868
Property and equipment, net                                                              8,241             6,504
Long-term investment in leases                                                          12,411             8,621
Capitalized computer software costs, net                                                13,901            12,927
Databases, net                                                                          11,050            12,350
Other intangibles, net                                                                 121,533           108,703
Other assets                                                                            18,987            13,995
                                                                                  ------------      ------------
Total assets                                                                      $    245,184      $    222,787
                                                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                               $     10,708      $      9,458
   Payroll related accruals                                                             13,663            12,923
   Deferred revenue                                                                     11,948            12,153
   Current portion of long-term debt                                                     8,400            10,737
   Accrued expenses and other current liabilities                                        8,598             8,791
                                                                                  ------------      ------------
Total current liabilities                                                               53,317            54,062

Long-term debt                                                                         170,200           166,020
Deferred tax liabilities and other liabilities                                          33,327            27,416
                                                                                  ------------      ------------
Total liabilities                                                                      256,844           247,498

Redeemable Class A Common Stock, including $12,855 and $26,104 in
   accretion at September 30, 2000 and 2001, respectively                               37,855            51,104

Commitments and contingencies                                                               --                --

Stockholders' equity (deficit):
   Common Stock:
     Par value $0.000125; authorized 50,000,000; issued and
      outstanding 35,220,000 at September 30, 2000 and 2001                                  4                 4
   Additional paid-in capital                                                           87,934            87,934
   Retained deficit                                                                   (136,298)         (162,490)
   Other accumulated comprehensive income (loss):
     Cumulative translation adjustment                                                  (1,155)           (1,263)
                                                                                  ------------      ------------
Total stockholders' equity (deficit)                                                   (49,515)          (75,815)
                                                                                  ------------      ------------
Total liabilities and stockholders' equity (deficit)                              $    245,184      $    222,787
                                                                                  ============      ============

                             See accompanying notes.

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)


                                                          YEAR ENDED SEPTEMBER 30,
                                                    1999            2000            2001
                                                 ----------      ----------      ----------
Revenues:
   Systems                                       $   86,755      $   65,988      $   52,344
   Services and Finance                             153,990         157,931         158,691
                                                 ----------      ----------      ----------
Total revenues                                      240,745         223,919         211,035

Cost of revenues:
   Systems                                           60,653          46,976          32,758
   Services and finance                              90,746          84,029          79,805
                                                 ----------      ----------      ----------
Total cost of revenues                              151,399         131,005         112,563
                                                 ----------      ----------      ----------

Gross margin                                         89,346          92,914          98,472

Operating expenses:
   Sales and marketing                               64,958          49,647          40,672
   Product development                               15,997          12,209          17,470
   General and administrative                        38,200          41,058          36,754
                                                 ----------      ----------      ----------
Total operating expenses                            119,155         102,914          94,896
                                                 ----------      ----------      ----------
Operating income (loss)                             (29,809)        (10,000)          3,576
Interest expense                                    (18,512)        (18,872)        (17,804)
Foreign exchange gain (loss)                           (480)             77            (108)
Equity loss in affiliate                                 --              --            (611)
Other income, net                                       655           1,031              72
                                                 ----------      ----------      ----------
Loss before income taxes                            (48,146)        (27,764)        (14,875)
Income tax benefit                                   11,120           4,691           1,932
                                                 ----------      ----------      ----------
Net Loss                                            (37,026)        (23,073)        (12,943)
Accretion of redeemable stock                         3,020           9,834          13,249
                                                 ----------      ----------      ----------
Net loss attributable to common stock            $  (40,046)     $  (32,907)     $  (26,192)
                                                 ==========      ==========      ==========

Comprehensive income (loss):
   Net loss                                      $  (37,026)     $  (23,073)     $  (12,943)
   Foreign currency translation adjustment              189          (1,054)           (108)
                                                 ----------      ----------      ----------
   Comprehensive loss                            $  (36,837)     $  (24,127)     $  (13,051)
                                                 ==========      ==========      ==========


                             See accompanying notes.

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)


                                                                    Additional                  Other Accumulated      Total
                                            Common Stock             Paid-in         Retained     Comprehensive     Stockholders'
                                        Shares         Amount        Capital         Deficit      Income (Loss)    Equity (Deficit)
                                      ----------     ----------     ----------      ----------  -----------------  ---------------
Balance, September 30, 1998               35,220     $        4     $   88,994      $  (63,345)     $     (290)      $   25,363
   Foreign currency translation
    adjustments                               --             --             --              --             189              189
   Issuance costs of Class A
    Common Stock                              --             --         (1,060)             --              --           (1,060)
   Accretion on Class A Common
    Stock                                     --             --             --          (3,020)             --           (3,020)
   Net loss                                   --             --             --         (37,026)             --          (37,026)
                                      ----------     ----------     ----------      ----------      ----------       ----------
Balance, September 30, 1999               35,220              4         87,934        (103,391)           (101)         (15,554)
   Foreign currency translation
    adjustments                               --             --             --              --          (1,054)          (1,054)
   Accretion on Class A Common
    Stock                                     --             --             --          (9,834)             --           (9,834)
   Net loss                                   --             --             --         (23,073)             --          (23,073)
                                      ----------     ----------     ----------      ----------      ----------       ----------
Balance, September 30, 2000               35,220              4         87,934        (136,298)         (1,155)         (49,515)
   Foreign currency translation
    adjustments                               --             --             --              --            (108)            (108)
   Accretion on Class A
    Common                                    --             --             --         (13,249)             --          (13,249)
    Stock
   Net loss                                   --             --             --         (12,943)             --          (12,943)
                                      ----------     ----------     ----------      ----------      ----------       ----------
Balance, September 30, 2001               35,220     $        4     $   87,934      $ (162,490)     $   (1,263)      $  (75,815)
                                      ==========     ==========     ==========      ==========      ==========       ==========

                             See accompanying notes.

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                          YEAR ENDED SEPTEMBER 30,
                                                                    1999            2000            2001
                                                                 ----------      ----------      ----------
OPERATING ACTIVITIES
Net loss                                                         $  (37,026)     $  (23,073)     $  (12,943)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation                                                      9,445           9,074           8,727
    Amortization                                                     42,613          31,728          23,449
    Deferred income taxes                                           (12,095)         (5,891)         (3,050)
    Equity loss from affiliate                                           --              --             611
    Equity gain from partnerships                                      (238)           (343)           (331)
    Lease loss provision                                              7,409           7,617           5,132
    Provision for doubtful accounts                                   8,296           9,301           8,881
    Other, net                                                          648            (964)           (108)
    Changes in assets and liabilities:
       Trade accounts receivable                                    (14,499)            (37)         (9,846)
       Inventories                                                   (3,482)          5,310           1,395
       Investment in leases                                         (10,061)         (4,252)           (711)
       Prepaid expenses and other assets                              1,083           3,868           2,803
       Accounts payable                                               1,430          (6,971)         (1,250)
       Deferred revenue                                               4,280           1,397             205
       Accrued expenses and other liabilities                         2,763          (2,948)         (2,627)
                                                                 ----------      ----------      ----------
Net cash provided by operating activities                               566          23,816          20,337

INVESTING ACTIVITIES
Purchase of property and equipment                                   (5,760)         (2,319)         (3,104)
Capitalized computer software costs and databases                   (12,681)        (11,472)         (9,963)
Purchase of service parts                                            (3,263)         (3,459)         (2,608)
Acquisition of businesses, net of cash acquired                        (375)             --              --
Expenditures Related to Internet Autoparts                               --          (3,000)             --
Equity distributions from partnerships                                  167             191             326
Other                                                                  (292)             46              --
                                                                 ----------      ----------      ----------
Net cash used in investing activities                               (22,204)        (20,013)        (15,349)

FINANCING ACTIVITIES
Issuance of Class A Common Stock                                     25,000              --              --
Stock issuance costs                                                 (1,060)             --              --
Proceeds from debt facility                                         140,800          82,001          36,130
Payments on long-term debt facilities                              (142,270)        (85,125)        (37,900)
Debt issuance costs                                                  (1,991)             --              --
                                                                 ----------      ----------      ----------
Net cash provided by (used in) financing activities                  20,479          (3,124)         (1,770)

(Decrease)/increase in cash and cash equivalents                     (1,159)            679           3,218
Cash and cash equivalents, beginning of period                        1,159              --             679
                                                                 ----------      ----------      ----------
Cash and cash equivalents, end of period                         $       --      $      679      $    3,897
                                                                 ==========      ==========      ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                     $   17,195      $   18,330      $   16,142
    Income taxes                                                 $    1,329      $    1,279      $      843
  Non cash financing activity:
    Accretion of Class A Common Stock                            $    3,020      $    9,834      $   13,249


                             See accompanying notes.

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Cooperative Computing Holding Company, Inc. ("Holding", "CCITRIAD" or the "Company"), and its wholly owned subsidiaries is a leading provider of business and information management services to the automotive aftermarket and the hardlines and lumber industry. CCITRIAD produces and markets complex databases and software products, and designs, develops, manufactures, markets, services and leases computer systems. Development and assembly facilities are located in Austin, Texas; Livermore, California; and Denver, Colorado. Principal markets are located in the United States, Canada, United Kingdom, Ireland and France.

The consolidated financial statements include the accounts of CCITRIAD and its wholly owned subsidiaries. Holding has no assets or liabilities other than (1) its investment in its wholly owned subsidiary Cooperative Computing, Inc. and
(2) its Redeemable Class A Common Stock, the net proceeds of which was contributed in full to a subsidiary. All intercompany accounts and transactions have been eliminated.

CASH EQUIVALENTS

The Company considers all investments with maturities of three months or less when purchased to be cash equivalents.

INVENTORIES

Inventories primarily consist of purchased parts and finished goods. Inventories are stated at the lower of cost (first-in, first-out method) or market and include amounts which ultimately may be transferred to equipment or service parts. Inventories are recorded net of valuation reserves of $1.6 million and $0.5 million at September 30, 2000 and September 30, 2001, respectively.

SERVICE PARTS

Service parts used for servicing installed equipment are stated at cost and are depreciated over a period not exceeding two years using the straight-line method. Accumulated depreciation was $12.7 million and $12.5 million at September 30, 2000 and 2001, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets (two to ten years). Leasehold improvements are amortized using the straight-line method over the life of the lease or the estimated useful life, whichever is shorter.

LEASES

At the inception of a lease, the gross lease receivable, the reserve for potential losses, the estimated residual value of the leased equipment and the unearned lease income are recorded. The unearned lease income represents the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment leased. Certain initial direct costs incurred in consummating the leases, included in the investment in leases, are amortized over the life of the lease. Lease receivables sold pursuant to agreements with banks or lending institutions prior to March 31, 2001 that met the sales criteria of Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities are removed from the balance sheet and the gains are reflected in operations. In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces FASB Statement No. 125 and is effective for transactions after March 31, 2001.

CAPITALIZED COMPUTER SOFTWARE COSTS

Costs relating to the conceptual formulation and design of software products are expensed as product development. Costs incurred subsequent to establishing the technological feasibility of software products are capitalized. Amortization of capitalized software costs begins when the products are available for general release to customers. Costs are amortized over the expected product lives and are calculated using the greater of the straight-line method, generally over a period of two to five years. Management assesses the recoverability of its capitalized costs periodically based principally upon comparison of the net book value of the asset to the expected future revenue stream to be generated by the asset. If management finds evidence of asset impairment, its net book value is adjusted to its fair value. Amortization of capitalized software is included in systems cost of revenues.

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

DEFERRED FINANCING COSTS

Financing costs are deferred and amortized to interest expense using the interest method over the terms of the related debt. Amortization of such costs for the years ended September 30, 1999, 2000, and 2001 totaled approximately $1.0 million, $1.2 million, and $1.1 million, respectively.

OTHER INTANGIBLES

Other intangibles consist of goodwill, trademarks and tradenames, and assembled work force. Goodwill represents the excess of cost over the fair value of assets acquired and is amortized using the straight-line method over 15 years. Trademarks and tradenames are amortized over 15 years and assembled workforce is amortized over 4 years. Amortization of other intangibles is included in general and administrative expense. Amortization of such costs for the years ended September 30, 1999, 2000, and 2001 totaled approximately $16.4 million, $15.7 million and $12.8 million, respectively.

LONG-LIVED ASSETS

The Company periodically reviews the carrying amounts of property, plant, and equipment, identifiable intangible assets and excess of cost over fair value of net assets acquired both purchased in the normal course of business and acquired through acquisition to determine whether current events or circumstances, as defined in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, warrant adjustments to such carrying amounts by considering, among other things, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows. At this time, future cash inflows exceed the carrying value of the asset; thus, no impairment loss has been recognized. Management reviews the valuation and amortization periods of excess of cost over fair value of net assets acquired on a periodic basis, taking into consideration any events or circumstances which might result in diminished fair value or revised useful life. No events or circumstances have occurred to warrant a diminished fair value or reduction in the useful life of excess of cost over fair value of net assets acquired.

REVENUE RECOGNITION

The Company derives revenue from software license fees and the sale of computer hardware, maintenance, and services. The Company generally utilizes written contracts as the means to establish the terms and conditions by which the Company's licenses, products, maintenance and services are sold to its customers.

Revenue from software license fees and from the sale of hardware products is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations remain, the fee is fixed and determinable and collection is probable.

When several elements, including software, maintenance and services, are sold to a customer the Company has established vendor-specific objective evidence of fair value for maintenance and services and has determined that such services are not essential to the functionality of the delivered software, the revenues from such multiple-element arrangements are allocated to each element based upon the residual method, whereby the fair value of the undelivered element of the contract is deferred. In those instances that include significant customization or modification of the software, contract accounting is applied to both the software and services elements of the arrangement. Where estimates of costs to complete and extent of progress are reasonably dependable, systems revenue from these software arrangements is recognized on a percentage-of-completion method with progress-to-completion measured based upon installation hours incurred. In other instances where costs or estimates are not dependable, systems revenue from these software arrangements is recognized at completion based upon the completed contract method.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities. Lease receivables are stated at the present value using the internal rate of return which approximates fair value.

The Company's long-term debt consists of obligations with both variable and fixed interest rates. The carrying value of debt obligations with variable interest rates is considered to approximate fair value. The estimated fair value of debt obligations with fixed interest rates is based on the quoted market prices for such debt obligations. The estimated fair value of total long-term debt at September 30, 2001 with a carrying value of $100 million is $37 million.

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

No customer accounted for more than 10% of the Company's revenues during the years ended September 30, 1999, 2000, and 2001.

Pursuant to agreements with banks and lending institutions for the sale of lease receivables, the Company is contingently liable for losses in the event of lessee nonpayment up to stated recourse limits. At September 30, 2001, the contingent liability for leases sold was $24.3 million.

FOREIGN CURRENCY

Assets and liabilities of subsidiary operations denominated in foreign currencies are translated at the year-end rates of exchange and the income statements have been translated at the average rates of exchange for the year. Local currencies are considered to be the functional currencies.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company adopted SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement for SFAS 125. SFAS 140 is required to be applied to transfers of assets occurring after March 31, 2001. This Statement provides guidance for distinguishing transfers of financial assets that are sales from transfers that are actually secured borrowings. The Company ceased using its special purpose entity to sell lease receivables effective March 31, 2001, therefore adopting the new standard caused the lease receivable and note payable related to secured borrowings after March 31, 2001 to remain on the Company's balance sheet. At September 30, 2001, there was $1.6 million in lease receivables and related debt on the balance sheet due to the adoption of SFAS 140.

In June 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company plans to early adopt SFAS 142 and will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $9.2 million in fiscal 2002. During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of October, 1, 2001 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company adopted the provisions of SAB 101 for all transactions during the year ended September 30, 2001. The application of SAB 101 did not have a material impact on the results of operations or the financial position of the Company.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                                                            SEPTEMBER 30,
                                                                        2000            2001
                                                                     ----------      ----------

         Land                                                        $      138      $      138
         Furniture and equipment                                         25,848          25,880
         Buildings and leasehold improvements                             1,859           2,110
                                                                     ----------      ----------
         Gross property and equipment                                    27,845          28,128
         Less accumulated depreciation and amortization                 (19,604)        (21,624)
                                                                     ----------      ----------
         Net property and equipment                                  $    8,241      $    6,504
                                                                     ==========      ==========

NOTE 3. INVESTMENT IN LEASES

The Company, through its wholly owned finance subsidiary and special purpose entity, leases hardware and software products to customers under direct financing leases. Lease receivables are generally due in monthly installments over a period of up to five years. Investment in leases is calculated as follows (in thousands):

                                                                 SEPTEMBER 30,
                                                             2000            2001
                                                          ----------      ----------

         Total minimum lease payments receivable          $   18,744      $   15,417
         Allowance for doubtful accounts                      (1,444)         (1,413)
         Initial direct costs                                    293             232
         Estimated unguaranteed residual value                 1,579           1,481
                                                          ----------      ----------
         Gross investment in leases                           19,172          15,717
         Unearned income                                      (4,476)         (3,725)
         Leases pending acceptance                             2,154             364
                                                          ----------      ----------
         Total investment in leases                           16,850          12,356
         Short-term investment in leases                      (4,439)         (3,735)
                                                          ----------      ----------
         Long-term investment in leases                   $   12,411      $    8,621
                                                          ==========      ==========

A substantial portion of the lease receivables was sold prior to maturity. Accordingly, a schedule of maturities for the next five years is not indicative of future cash collections. The vast majority of the Company's customers are in the automotive aftermarket and the hardlines and lumber industry.

NOTE 4. LEASE RECEIVABLES

Historically, the Company has sold lease receivables via short term lending agreements with banks and other financial institutions. At the time of sale, the Company records the newly created servicing liabilities (lease servicing obligation and recourse obligation) at their net present value, which is considered their estimated fair value. Gains resulting from the sale of lease receivables are reflected in finance revenue, and were $2,197,000, $180,000, and $77,000 in 1999, 2000 and 2001, respectively. The fair value of the lease servicing liability is based upon the present value of the costs required to continue to service the leases sold for the remainder of the lease term.

The lease financing agreements contain restrictive covenants which allow the Company to sell leases only while in compliance with such covenants. In the event of noncompliance, the banks and lending institutions could assume administrative control (servicing) of the lease portfolio and could prohibit further sales under the available credit facilities. During the year ended September 30, 2001, the Company was in compliance with the covenants.

Pursuant to the agreements, the Company is contingently liable for losses in the event of lessee nonpayment up to stated recourse limits (up to 15% of the aggregate initial proceeds adjusted for certain expenses and payments remitted on the leases) and full recourse on lease receivables discounted that did not meet the bank or lending institutions credit worthiness test. At September 30, 2001, the Company has $2.3 million of lease receivables discounted that are subject to the full recourse provision. The Company repurchased $6.4 million and $3.3 million of lease receivables subject to recourse provisions during 2000 and 2001, respectively. Proceeds, including discounting gains, from the sales of lease receivables were approximately $36 million, $17 million, and $6 million in 1999, 2000, and 2001, respectively.

At September 30, 2001, the contingent liability for leases sold was $24.3 million. The Company provides for the fair value of the recourse obligation based upon an analysis that considers among other things: the credit worthiness of the lease receivable, the recourse provision the lease receivable is subject to, and the Company's historical experience which includes loss recoveries through resale of repossessed systems. The Company provides for the fair value of the lease servicing obligation based upon an analysis that considers, among other things: the quantity of sold leases that are being serviced, the time and cost associated with administration of leases, and the Company's historical experience relating to the length of time leases generally are outstanding. The average discount rate during the period was approximately 13%.

Activity in the servicing and recourse obligation liability accounts (recorded in other liabilities in the Company's balance sheet) is as follows (in thousands):

                                                       LEASE SERVICING     RECOURSE
                                                          OBLIGATION      OBLIGATION
                                                       ---------------    ----------

         Balance at September 30, 1999                    $    1,769      $    7,680
         Newly-created liabilities                               551           8,010
         Recoveries                                               --             365
         Charges and write-offs                                 (992)         (9,194)
                                                          ----------      ----------
         Balance at September 30, 2000                         1,328           6,861
         Newly-created liabilities                                91           5,354
         Recoveries                                               --             919
         Charges and write-offs                                 (586)         (7,184)
                                                          ----------      ----------
         Balance at September 30, 2001                    $      833      $    5,950
                                                          ==========      ==========

The following table presents quantitative information regarding the aggregate lease portfolio, which includes delinquencies and net credit losses (in thousands):

                                                      PRINCIPAL AMOUNT OF
                        TOTAL PRINCIPAL AMOUNT      LEASES 60 DAYS OR MORE
                              OF LEASES                    PAST DUE                AVERAGE BALANCES            NET CREDIT LOSSES
                       ------------------------    ------------------------    ------------------------    ------------------------
                                         AT SEPTEMBER 30,                                        DURING THE YEAR
                          2000          2001          2000          2001          2000          2001          2000          2001
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Total Portfolio        $   95,186    $   61,898    $    7,210    $    4,113    $  114,558    $   78,542    $    9,194    $    7,184
                                                   ==========    ==========                                ==========    ==========
Less: Loans
Securitized                76,442        46,481                                    95,704        61,461
                       ----------    ----------                                ----------    ----------
Loans Held in
Portfolio              $   18,744    $   15,417                                $   18,854    $   17,081
                       ==========    ==========                                ==========    ==========

NOTE 5. CAPITALIZED COMPUTER SOFTWARE COSTS

                                                                     YEAR ENDED SEPTEMBER 30,
                                                                       2000           2001
                                                                    ----------     ----------
                                                                         (in thousands)

         Beginning balance                                          $   15,435     $   13,901
         Reclassification from databases to software                     1,088             --
         Capitalized computer software costs                             6,809          5,095
         Amortization of computer software costs                        (9,431)        (6,069)
                                                                    ----------     ----------
         Ending balance                                             $   13,901     $   12,927
                                                                    ==========     ==========

NOTE 6. DATABASES

                                                                     YEAR ENDED SEPTEMBER 30,
                                                                       2000           2001
                                                                    ----------     ----------
                                                                         (in thousands)

         Beginning balance                                          $   13,820     $   11,050
         Reclassification from databases to software                    (1,088)            --
         Capitalized database costs                                      4,663          4,868
         Amortization of databases                                      (6,345)        (3,568)
                                                                    ----------     ----------
         Ending balance                                             $   11,050     $   12,350
                                                                    ==========     ==========

NOTE 7. DEBT

                                                                     YEAR ENDED SEPTEMBER 30,
                                                                       2000           2001
                                                                    ----------     ----------
                                                                         (in thousands)

         Senior Subordinated Notes                                  $  100,000     $  100,000
         Term Loan Facility                                             53,600         45,200
         Revolving Credit Facility                                      25,000         30,000
         Other                                                              --          1,557
                                                                    ----------     ----------
         Total Debt                                                    178,600        176,757
         Current portion                                                (8,400)       (10,737)
                                                                    ----------     ----------
         Long-term debt                                             $  170,200     $  166,020
                                                                    ==========     ==========

In 1998, CCITRIAD consummated a private placement offering (the "Offering") of $100 million of 9% Senior Subordinated Notes due 2008 that were issued subject to an exchange and registration rights agreement. CCITRIAD subsequently exchanged those notes for identical registered 9% Senior Subordinated Notes due 2008 ("Notes").

Concurrently with the consummation of the Offering, CCITRIAD (i) amended and restated its Old Credit Facilities by entering into a new $50 million term loan facility and a new $50 million revolving credit facility (collectively, the "Restated Senior Credit Facilities") and (ii) used the net proceeds from the Offering and the Restated Senior Credit Facilities to repay the Old Credit Facilities. The refinancing of the debt resulted in an extraordinary loss of approximately $3.0 million, net of tax, as a result of the write-off of existing financing costs.

In 1999, CCITRIAD amended its Restated Senior Credit Facilities by adding a new $30 million senior secured term loan B and prepaying $20 million of CCITRIAD's existing $50 million senior secured term loan A. CCITRIAD also paid down approximately $8.1 million of the outstanding amounts under the existing $50 million senior secured revolving credit facility. After giving effect to the amendment, CCITRIAD had $110 million in senior secured credit facilities, consisting of the new $30 million term loan B, the remaining $30 million term loan A and the existing $50 million revolving credit facility.

The Company was in compliance with all debt covenants throughout 2001. In light of its expected financial performance, the Company negotiated the sixth Amendment to the credit agreement, which, among other things, modifies the financial covenants for fiscal 2002. Based upon its current projections, management of the Company believes it will be in compliance with the amended covenants throughout fiscal year 2002. In the event of noncompliance, the Company would need to obtain additional waivers or amendments or to seek alternative sources of financing. There can be no assurances that such waivers, amendments, or alternative financing sources will be available on acceptable terms, if at all.

Interest on the Notes is payable semiannually on February 1 and August 1. The Notes are redeemable in whole or in part at the option of the Company on or after February 1, 2003 at the redemption prices (expressed as a percentage of the principal amount) of 104.5% in 2003, 103% in 2004, 101.5% in 2005 and 100%
in 2006 and thereafter. In addition, on or prior to February 1, 2002, CCITRIAD may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds of one or more private or public equity offerings at a redemption price equal to 109% of the principal amount to be redeemed, together with accrued and unpaid interest, if any, to the date of redemption, provided that at least 65% of the originally issued aggregate principal amount of the Notes remains outstanding after each such redemption. Upon the occurrence of a change of control, as defined by the Notes indenture, CCITRIAD will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, together with the accrued and unpaid interest, if any. In addition, if the change of control occurs prior to February 1, 2003, CCITRIAD will have the right to redeem the Notes at a price equal to 100% of the principal amount thereof plus a premium, as specified by the Notes indenture.

The September 30, 2001 balance under the amended term loan facility of $45.2 million is payable in consecutive quarterly installments on the dates and in a principal amount equal to the amount set forth below, together with all accrued interest thereon:

                                                         TRANCHE A QUARTERLY PRINCIPAL   TRANCHE B QUARTERLY PRINCIPAL
              QUARTERS ENDING                                      PAYABLE                        PAYABLE
              ---------------                            -----------------------------   -----------------------------

     December 2001 through September 2002                        $  2,500,000                   $    100,000
     December 2002 through March 2003                               3,000,000                        100,000
     June 2003 through December 2003                                       --                        100,000
     March 2004                                                            --                     28,300,000

The revolving credit facility, which includes revolving credit notes, swing line notes (maximum of $10 million), and letters of credit (maximum of $15 million), provides for maximum borrowings of $47.5 million. Principal amounts under the revolving credit facility are due on March 31, 2003.

The Restated Senior Credit Facilities bear interest at CCITRIAD's option either at (i) a margin of 2% or 2.5% applied to the greater of lenders Prime Rate, the base CD rate plus 1% or the Federal Funds Rate plus 0.5% or (ii) the eurodollar rate plus 3% or 3.5%. The lower margins apply to Revolving Credit loans and Tranche A term loans. The higher margins apply to the Tranche B Term Loan. Lower margins may become available upon the attainment of certain financial ratios. Interest on base rate loans is payable quarterly, and interest on eurodollar loans is payable at the end of the applicable interest period or every three months in the case of interest periods in excess of three months. A commitment fee ranging from 0.375% to 0.5% per annum is charged on unused revolving loans and is payable quarterly in arrears. The commitment fee at September 30, 2001 was 0.5%.

In connection with the letters of credit, CCITRIAD is required to pay a letter of credit commission fee equal to 2.25% per annum on the amount of the letters of credit outstanding. Each letter of credit bears a fee equal to 2.25%. As of September 30, 2001, there was one letter of credit outstanding in the amount of $300,000.

Substantially all of the assets of the Company and its subsidiaries are pledged as collateral on the Restated Senior Credit Facilities. The Notes are general, unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company.

The terms of the Restated Senior Credit Facilities restrict certain activities of the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. CCITRIAD must also meet certain tests relating to financial amounts and ratios defined in the agreement. As of September 30, 2001, CCITRIAD was in compliance with the financial amounts and ratios as defined in the agreement and measured quarterly.

After March 31, 2001, the Company sold a total of $1.6 million in lease receivables through two transactions to a lending institution. In accordance with SFAS 140 as discussed in note 1 to the financial statements, the lease receivable and the note payable have remained on the Company's balance sheet. The notes bear interest that is payable monthly at 10% per annum. The notes mature beginning May 2002 through July 2002.

Contractual maturities of debt, exclusive of interest, are as follows (in thousands):

          2002                                    $ 10,737
          2003                                      36,749
          2004                                      28,739
          2005                                         341
          2006                                         191
          Thereafter                               100,000

NOTE 8. INCOME TAXES

Significant components of the income tax benefit attributable to continuing operations are as follows (in thousands):

                                                    YEAR ENDED SEPTEMBER 30,
                                              1999            2000            2001
                                           ----------      ----------      ----------
     Current:
        Federal                            $     (150)     $     (197)     $      (62)
        State                                    (375)           (683)           (382)
        Foreign                                  (450)           (320)           (676)
                                           ----------      ----------      ----------
     Total Current                               (975)         (1,200)         (1,120)

     Deferred:
        Federal                                10,630           5,239           2,438
        State                                   1,465             652             307
        Foreign                                    --              --             307
                                           ----------      ----------      ----------
     Total Deferred                            12,095           5,891           3,052
                                           ----------      ----------      ----------
     Income Tax Benefit                    $   11,120      $    4,691      $    1,932
                                           ==========      ==========      ==========

The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following (in thousands):

                                                           YEAR ENDED SEPTEMBER 30,
                                                     1999            2000            2001
                                                  ----------      ----------      ----------

     Income tax benefit at U.S. statutory
        income tax rate                           $   16,851      $    9,590      $    5,065
     State taxes, net of U.S. income tax
        benefit                                        1,307             829             288
     Permanent differences, primarily
        goodwill                                      (6,293)         (5,304)         (3,169)
     Foreign losses not benefited                       (293)            (90)             --
     Tax credits and other                              (452)           (334)           (252)
                                                  ----------      ----------      ----------
     Income tax benefit                           $   11,120      $    4,691      $    1,932
                                                  ==========      ==========      ==========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows (in thousands):

                                                             SEPTEMBER 30,
                                                         2000            2001
                                                      ----------      ----------
     Deferred tax assets:
        Inventory and sales return reserves           $    4,684      $    3,829
        Accrued expenses                                   5,755           1,951
        Deferred income                                    4,913           4,448
        Tax carryforwards                                  7,946           8,454
        Depreciation                                       4,265           4,804
        Bad debts and other                                  922           1,218
                                                      ----------      ----------
     Total deferred tax assets                            28,485          24,704

     Deferred tax liabilities:
       Direct financing leases                           (15,405)         (9,812)
       Fixed and intangible assets                       (13,117)        (11,636)
       Other                                                (146)           (123)
                                                      ----------      ----------
     Total deferred tax liabilities                      (28,668)        (21,571)
     Valuation allowance for tax assets                       --            (259)
                                                      ----------      ----------
     Net deferred tax assets (liabilities)            $     (183)     $    2,874
                                                      ==========      ==========

The Company has established a valuation allowance against certain deferred tax assets due to uncertainties regarding the Company's ability to utilize future capital losses. As of September 30, 2001, the valuation allowance is approximately $259,000.

The Company believes it will generate sufficient taxable income in the future in order to recover the remaining deferred tax assets.

As of September 30, 2001, the Company had federal net operating loss carryforwards of approximately $5,226,000 which will begin to expire in 2012 if not utilized. At September 30, 2001, the Company had business tax credit carryforwards of $2,238,000, and alternative minimum tax credit carryforwards of approximately $4,159,000. The business tax credit carryforwards, and the alternative minimum tax credits carryforward indefinitely. Utilization of the net operating losses and tax credit carryforwards may be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

Substantially all of the Company's operating income was generated from domestic operations during 2001. Undistributed earnings of the company's foreign subsidiaries are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and/or state income taxes has been provided thereon.

The U.S. Internal Revenue Service has selected the Company's 1997 federal income tax returns for examination. Management believes that the results of the examination will not materially affect the financial position or results of operations of the Company.

NOTE 9. REDEEMABLE CLASS A COMMON STOCK

In 1999, Holding issued 25,000,000 shares of its Class A Common Stock, par value $.000125 per share (the "Class A Common Stock"), for net proceeds of $23.9 million, which were used primarily to pay amounts outstanding under CCITRIAD's senior secured revolving credit facility. Two of Holding's existing shareholders purchased all of the Class A Common Stock. The purchasers were Holding's majority shareholder, Hicks, Muse, Tate & Furst Equity Fund III, L.P. ("Hicks Muse"), and a Hicks Muse's affiliate. Another Hicks Muse affiliate received a $1 million financial advisory fee in connection with the transaction.

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

Each holder of Class A Common Stock may put any of its shares to Holding, and Holding may redeem shares of Class A Common Stock at any time for the Stated Value of those shares, subject to certain conditions, including the ability of the Company to make advances to Holding for such purpose. It is not anticipated that CCITRIAD will be able to advance to Holding funds to redeem the Class A Common Stock under the current terms of the CCITRIAD's senior secured credit facilities.

NOTE 10. COMMON STOCK OPTION PLAN

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

During 2001, the Company adopted the Cooperative Computing Holding Company, Inc. 2001 Broad Based Stock Option Plan. The plan provides for the grant of incentive and non-qualified stock options to employees associated with the Company. The option price may not be less than the fair market value at the date of grant as set by the Company's Board of Directors from time to time.

In 2001, a Stock Option Bonus program was adopted which protects options from dilution caused by the accretion of the Class A Common Stock.

Options vest in varying amounts over a five year period and expire ten years from the date of the grant. Information on stock option activity is as follows:

                                 TOTAL             1998 OPTION PLAN             2000 OPTION PLAN             2001 OPTION PLAN
                               ----------     -------------------------    -------------------------    -------------------------
                                                              WEIGHTED                     WEIGHTED                     WEIGHTED
                                                              AVERAGE                      AVERAGE                      AVERAGE
                                 TOTAL        NUMBER OF       EXERCISE     NUMBER OF       EXERCISE     NUMBER OF       EXERCISE
                                OPTIONS         SHARES         PRICE         SHARES         PRICE         SHARES         PRICE
                               ----------     ----------     ----------    ----------     ----------    ----------     ----------

Total options outstanding
   at September 30, 1998        3,208,350      3,208,350     $     5.00            --     $       --            --     $       --
    Options granted               969,850        969,850           5.00            --             --            --             --
    Options forfeited            (365,050)      (365,050)          5.00            --             --            --             --
    Options exercised                  --             --             --            --             --            --             --
                               ----------     ----------     ----------    ----------     ----------    ----------     ----------
Total options outstanding
   at September 30, 1999        3,813,150      3,813,150           5.00            --             --            --             --
    Options granted             3,980,700        339,700           5.00     3,641,000           1.00            --             --
    Options forfeited          (1,524,650)    (1,423,150)          5.00      (101,500)          1.00            --             --
    Options exercised                  --             --             --            --             --            --             --
                               ----------     ----------     ----------    ----------     ----------    ----------     ----------
Total options outstanding
   at September 30, 2000        6,269,200      2,729,700           5.00     3,539,500           1.00            --             --
    Options granted               666,500             --             --       462,650           1.00       203,850           1.00
    Options forfeited            (807,725)      (386,450)          5.00      (400,400)          1.00       (20,875)          1.00
    Options exercised                  --             --             --            --             --            --             --
                               ----------     ----------     ----------    ----------     ----------    ----------     ----------
Total options outstanding
   at September 30, 2001        6,127,975      2,343,250     $     5.00     3,601,750     $     1.00       182,975     $     1.00
                               ==========     ==========     ==========    ==========     ==========    ==========     ==========

The following is a summary of options outstanding and exercisable as of September 30, 2001:

                                                               WEIGHTED-                                      WEIGHTED-
                                              NUMBER OF         AVERAGE       WEIGHTED-       NUMBER OF        AVERAGE
                               RANGE OF     SHARES SUBJECT     REMAINING       AVERAGE      SHARES SUBJECT     REMAINING
                               EXERCISE       TO OPTIONS      CONTRACTUAL      EXERCISE       TO OPTIONS      CONTRACTUAL
                                PRICES       OUTSTANDING    LIFE (IN YEARS)     PRICE        EXERCISABLE    LIFE (IN YEARS)
                             ------------   --------------  ---------------  ------------   --------------  ---------------

1998 Option Plan          $          5.00       2,343,250             7.2    $       5.00         794,018             7.3
2000 Option Plan                     1.00       3,601,750             8.5            1.00       2,095,959             8.4
2001 Option Plan                     1.00         182,975             9.3            1.00              --             N/A
                                             ------------    ------------    ------------    ------------    ------------
Combined Option Plans     $1.00 and $5.00       6,127,975             8.0    $       2.53       2,889,977             8.1

The Company uses the intrinsic value method in accounting for its employee stock options. Because the exercise price of the Company's employee stock options is greater than or equal to the market price of the underlying stock, as determined by the Board of Directors, on the date of grant, no compensation expense is recognized.

Pro forma information regarding net loss is required by SFAS No. 123, Accounting for Stock Based Compensation, which also requires the information be determined as if the Company has accounted for its employee stock options granted under the fair value method prescribed by SFAS 123. The fair value of these options was estimated at the date of grant using the minimum value option pricing model with the following assumptions for the year ended September 30, 2001:

                                                                              YEAR ENDED SEPTEMBER 30,
                                                                        1999            2000            2001
                                                                     ----------      ----------      ----------
         Risk-free interest rate                                              6%              6%              6%
         Weighted-average expected life of the options                        5 years         5 years         5 years
         Dividend rate                                                        0%              0%              0%
         Assumed volatility                                                   0%              0%              0%

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                              YEAR ENDED SEPTEMBER 30,
                                                                        1999            2000            2001
                                                                     ----------      ----------      ----------
         Pro forma stock-based compensation expense                 $    471,000    $    179,000     $    481,000
         Pro forma net loss                                          (37,497,000)    (23,252,000)     (13,424,000)

The weighted average fair value of options granted during the year ended September 30, 2001 was $0.26.

RESERVED SHARES OF COMMON STOCK

At September 30, 2001, the Company had reserved 5,050,000 shares of its Common Stock for issuance under the Company's 1998 Stock Option Plan, 5,000,000 shares for its 2000 Stock Option Plan, 600,000 shares for its 2001 Broad Based Stock Option Plan, and 20,000 shares of its Common Stock for exercise of a warrant.

NOTE 11. STOCKHOLDERS' EQUITY (DEFICIT)

STOCK WARRANT

In 1997, the Company issued a warrant to purchase 20,000 shares of Common Stock, at the then fair value of the Common Stock of $5.00 per share, for total proceeds of $100,000. The warrant is currently exercisable and will expire in 2004.

NOTE 12. SAVINGS AND INVESTMENT PLANS

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

The Plan provides for contributions by the Company as determined annually by the Board of Directors. The Company matches 50% of the first 6% of compensation contributed by each employee and the deferred amount cannot exceed 15% of the annual aggregate salaries of those employees eligible for participation. Highly compensated executive participants are limited to a maximum of 10%. Contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants and amounted to $1.6 million, $1.4 million, and $1.6 million in 1999, 2000, and 2001, respectively.

NOTE 13. COMMITMENTS AND CONTINGENCIES

GUARANTEES

The Company has guaranteed various debt obligations under agreements with certain affiliated companies. At September 30, 2001, these guarantees totaled $771,000. No material loss is anticipated by reason of such agreements and guarantees.

OPERATING LEASES

The Company rents office facilities and certain office equipment under non-cancelable operating lease agreements. Certain lease agreements contain renewal options and rate adjustments. The Company leased office space from a company owned by two of the Company's stockholders, until the third quarter of FY01. Rental payments were $517,088 per month. Rental expense related to all operating leases was $8.2 million, $8.2 million, and $10.1 million in 1999, 2000, and 2001, respectively. Future minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

                2002                                  $5,219
                2003                                   4,494
                2004                                   4,224
                2005                                   3,936
                2006                                   2,690

LEGAL MATTERS

The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the resolution of these matters will not have a material adverse effect on the Company's results of operations or financial position.

NOTE 14. RELATED PARTY TRANSACTIONS

In February 1997, the Company entered into a ten-year Monitoring and Oversight Agreement with an affiliate, pursuant to which the Company will pay the affiliate an annual fee of no less than $350,000 for services provided to the Company. The fee is due in quarterly installments, and upon the acquisition of another business by the Company, the minimum fee is increased by an amount equal to 0.2% of the consolidated annual net sales of the acquired entity for the trailing twelve-month period. During fiscal 1997, the Company prepaid the annual fee and amortized the amount over the service period. Cash paid in fiscal 1999, 2000 and 2001 was $299,236, $376,706, and $484,471, respectively.

The Company leased office space from a corporation which is wholly owned by two stockholders of the Company. The rental expense for such facility was $540,000, $540,000, and $552,000 in fiscal 1999, 2000 and 2001, respectively. In fiscal 2001, the Company terminated the lease.

The Company leased an airplane for general corporate use from a corporation which is wholly owned by a stockholder. Lease payments totaled $475,514, and $68,611 in fiscal 1999 and 2000, respectively. In the first quarter of 2000, the Company terminated such lease.

NOTE 15. SEGMENT REPORTING

The Company's business operations are organized into two divisions, automotive, and hardlines and lumber, as shown below. Additionally, a breakdown by geographic area of total revenues and total assets is disclosed. The Americas geographic area covers the U.S. and Canada. The Europe geographic area covers the United Kingdom, Ireland and France (in thousands).

                                                                              YEAR ENDED SEPTEMBER 30,
                                                                        1999            2000            2001
                                                                     ----------      ----------      ----------
         Systems Revenues:
            Automotive                                               $   49,784      $   32,998      $   20,217
            Hardlines and lumber                                         36,971          32,990          32,127
                                                                     ----------      ----------      ----------
         Total systems revenues                                          86,755          65,988          52,344

         Services and finance revenues:
            Automotive                                                  100,236         102,436          99,130
            Hardlines and lumber                                         53,754          55,495          59,561
                                                                     ----------      ----------      ----------
         Total Services and finance revenues                            153,990         157,931         158,691

         Systems costs of revenues:
            Automotive                                                   31,436          25,441          14,841
            Hardlines and lumber                                         29,217          21,535          17,917
                                                                     ----------      ----------      ----------
         Total systems cost of revenues                                  60,653          46,976          32,758

         Services and finance cost of revenues
            Automotive                                                   57,356          52,271          48,309
            Hardlines and lumber                                         33,390          31,758          31,496
                                                                     ----------      ----------      ----------
         Total services and finance cost of revenues                     90,746          84,029          79,805

         Sales and marketing:
            Automotive                                                   37,502          30,677          23,171
            Hardlines and lumber                                         27,456          18,970          17,501
                                                                     ----------      ----------      ----------
         Total sales and marketing                                       64,958          49,647          40,672

         Product development:
            Automotive                                                   11,274           8,176          13,709
            Hardlines and lumber                                          4,723           4,033           3,761
                                                                     ----------      ----------      ----------
         Total product development                                       15,997          12,209          17,470

         General and administrative                                      38,200          41,058          36,754
         Interest expense                                               (18,512)        (18,872)        (17,804)
         Other income, net                                                  175           1,108            (647)
                                                                     ----------      ----------      ----------
         Loss before income taxes                                    $  (48,146)     $  (27,764)     $  (14,875)
                                                                     ==========      ==========      ==========

         Revenues:
            Americas                                                 $  234,691      $  218,052      $  205,780
            Europe                                                        6,054           5,867           5,255
                                                                     ----------      ----------      ----------
         Total revenues                                              $  240,745      $  223,919      $  211,035
                                                                     ==========      ==========      ==========

         Assets:
            Americas                                                 $  281,765      $  240,537      $  217,554
            Europe                                                        5,038           4,647           5,233
                                                                     ----------      ----------      ----------
         Total assets                                                $  286,803      $  245,184      $  222,787
                                                                     ==========      ==========      ==========

NOTE 16. UNAUDITED QUARTERLY RESULTS

The Company's unaudited quarterly results (in thousands) for 2000 and 2001 are presented below:

                                    1ST QUARTER     2ND QUARTER     3RD QUARTER     4TH QUARTER
                                    -----------     -----------     -----------     -----------
         2001

         Total Revenues             $   52,458      $   54,746      $   52,652      $   51,179
         Gross margin                   24,086          26,450          26,500          21,436
         Net loss                       (5,275)         (2,756)         (1,681)         (3,231)

         2000

         Total Revenues             $   58,237      $   57,481      $   55,598      $   52,603
         Gross margin                   20,549          22,413          25,768          24,184
         Net loss                       (7,597)         (5,541)         (4,128)         (5,807)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below are the names, ages and positions of the respective directors and executive officers of the Company and Holding as of December 27, 2001. All directors hold office until the next annual meeting of stockholders of the Company or Holding, as the case may be, and until their successors are duly elected and qualified. Please refer to "Certain Relationships and Related Transactions--Stockholder Agreement" for information concerning certain agreements relating to the election of directors of the Company. All officers hold office until the next annual meeting of directors of the Company or Holding, as the case may be, and until their successors are duly elected and qualified.

                     NAME                           AGE                         POSITION
                     ----                           ---                         --------
Michael A. Aviles                                   41       Chairman of the Board,  President and Chief
                                                               Executive Officer of Holding and the Company
Glenn E. Staats                                     57       Director of Holding and the Company
Preston W. Staats                                   59       Director of Holding and the Company
Greg Petersen                                       38       Senior Vice President, Finance and
                                                               Administration of Holding and the Company
Thomas O. Hicks                                     55       Director of Holding and the Company
Jack D. Furst                                       42       Director of Holding and the Company
Joe Colonnetta                                      40       Director and Assistant Secretary of Holding
                                                               and the Company
A. Laurence Jones                                   48       Director of Holding and the Company
James R. Porter                                     65       Director of the Company
Christopher Speltz                                  39       Vice President and Assistant Secretary
Peter Brodsky                                       31       Secretary
Richard Rew II                                      33       Assistant Secretary

Mr. Aviles joined the Company as President and Chief Operating Officer in June 1999. In 2001, Mr. Aviles became Chief Executive Officer of the Company. Prior to joining the Company, Mr. Aviles served as President and CEO of Foster Grant Group, a marketer and distributor of consumer eyewear. Mr. Aviles also served as Vice President, General Manager, of FOOTACTION USA, an athletic specialty retailer, and as a Senior Manager with KPMG Peat Marwick. Mr. Aviles has an M.B.A. from Stanford University, a B.B.A. from Pace University and is a Certified Public Accountant in the State of New York.

Mr. Glenn Staats founded Old CCI in 1976 and has been a director of the Company since February 1997. Mr. Staats also served as President of the Company from February 1997 until June 1999, at which time he became Chairman of the Board and Chief Executive Officer, which posts he held until 2001. Mr. Staats has a Ph.D. in Engineering from the University of Texas at Austin. Prior to founding Old CCI, Mr. Staats was a Director of Graduate Studies in the College of Engineering at the University of Missouri - Columbia. Mr. Staats is the brother of Preston
W. Staats.

Mr. Preston Staats joined the Company in 1977, serving as a director of the Company since then. Mr. Staats also served as Vice Chairman of the Board from June 1999 until 2001 and as Executive Vice President and Chief Operating Officer from February 1997 until June 1999. Mr. Staats has a Ph.D. in Electrical Engineering from Rice University in Houston, Texas. Prior to joining the Company, Mr. Staats was a Nuclear Submarine Officer in the U.S. Navy and a private sector business consultant. Mr. Staats is the brother of Glenn E. Staats.

Mr. Petersen joined the Company as Senior Vice President, Finance and Administration in September 2001. Prior to joining the Company, Mr. Petersen served as Vice President of Finance for Trilogy Software from 1999 until 2001. Prior to 1999, Mr. Petersen was Senior Vice President of Planning and Business Development for RailTex from 1997 to 1999. Mr. Petersen has an M.B.A from Fuqua School of Business at Duke University and a B.A. in Economics from Boston College.

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

Mr. Colonnetta has been a director of Holding and the Company since June 1999. Mr. Colonnetta has served as a Principal of Hicks Muse since January 1999. From 1995 to 1998, Mr. Colonnetta served as a Managing Principal of a management affiliate of Hicks Muse. From 1994 to 1995, Mr. Colonnetta was an Operating Partner and Chief Executive Officer of Triangle FoodService and StarMark Foods. From 1989 to 1994, Mr. Colonnetta was the Chief Financial Officer of TRC, a company specializing in repositioning and growing food-related companies. Mr. Colonnetta is also a director of Home Interiors & Gifts, Inc., Darling International and Grupo Minsa, S.A.

Mr. Jones has been a director of Holding and the Company since July 1997. He is currently President and Chief Executive Officer of MessageMedia, Inc. From January 1998 until February 1999 Mr. Jones served as an Operating Affiliate of McCown DeLeeuw & Co. From August 1993 to August 1997, Mr. Jones served as the Chief Executive Officer of Neodata Services Inc., a provider of marketing services. Prior to his employment by Neodata Services Inc., Mr. Jones served as Chief Executive Officer of GovPX, a provider of U.S. Treasury data and pricing services from 1991 to August 1993. Mr. Jones has an M.B.A. from Boston College. He also serves as a director of Exabyte, Inc.

Mr. Porter has served as a director of the Company since September 1985. In February 1998, Mr. Porter retired as an employee of the Company and is no longer involved in the day-to-day management of the Company. He served as President and Chief Executive Officer of Triad from September 1985 to February 1997. Mr. Porter also serves as a director of Silicon Valley Bank, FirstWave Technologies, Inc., Cardone Industries, Inc. and American Central Gas Technologies. He also serves on the Board of Regents of Pepperdine University as well as the Board of Trustees of Abilene Christian University.

Mr. Speltz joined the company as Vice President of Finance in 1999. Prior to joining the company, from 1990 through 1999, Mr. Speltz worked at the investment and commercial banking firm Societe Generale, most recently as Director and Manager of the Dallas office. Mr. Speltz has an M.B.A. from the University of Texas Arlington and a B.S. in Finance from Indiana University.

Mr. Brodsky, a partner of Hicks, Muse, Tate and Furst, has been with the firm since 1995. At HMTF, Mr. Brodsky has focused on the firm's media investments, specifically in radio, television, sports and software. Prior to joining HMTF, Mr. Brodsky was employed for two years in the investment banking department of CS First Boston Corporation in New York. Mr. Brodsky serves as a director of several of the firm's portfolio companies. He received his B.A. from Yale University.

Mr. Rew has served as Assistant Secretary of the Company and Holding since December 2000. Since April of 2000, Mr. Rew has also served as General Counsel of the Company. Prior to joining the Company, Mr. Rew held various positions in the legal department at EZCORP, Inc., a publicly traded company engaged in sub-prime and collateral lending businesses. Those positions included serving as Assistant General Counsel from 1994 to 1995 and as General Counsel from 1996-2000. Mr. Rew is a member of the State Bar of Texas.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the cash and noncash compensation earned by the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company and Holding during the fiscal years ended September 30, 1999, 2000, and 2001. The Chief Executive Officer and such executive officers are collectively referred to as the "Named Executive Officers."

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM
                                                                                            COMPENSATION
                                                                                            ------------
                                                                 ANNUAL COMPENSATION         SECURITIES             ALL
                                                   FISCAL     --------------------------     UNDERLYING            OTHER
  NAME AND PRINCIPAL POSITION                       YEAR      SALARY ($)      BONUS ($)      OPTIONS(1)       COMPENSATION ($)
  ---------------------------                      ------     ----------     -----------    ------------      ----------------

  Michael A. Aviles.........................        2001       350,000       1,739,250(2)          --                  --
    President and Chief Executive Officer           2000       350,000       3,678,000(2)     300,000             114,683(3)
    of Holding and the Company                      1999        87,500           7,131(2)     500,000                 436(3)

  Glenn E. Staats...........................        2001       338,028              --             --                  --
    Director of Holding and the Company and         2000       345,516         179,587(5)          --                  --
    Former Chief Executive Officer of Holding       1999       342,441          80,855(5)          --                  --
    and the Company(4)

  Preston W. Staats.........................        2001       233,412           3,000(5)          --                  --
    Vice Chairman of the Board of Holding and       2000       233,412           3,000(5)          --                  --
    the Company                                     1999       231,409          55,599(5)          --                  --

  Paul D. Stone.............................        2001       265,000         171,750(6)          --                  --
    Former Senior Vice President and Chief          2000       215,000          88,507(6)     600,000                  --
    Administrative Officer of Holding and the       1999            --              --             --                  --
    Company(7)

  Christopher Speltz........................        2001       145,834          68,827(6)      15,000                  --
    Vice President and Assistant Secretary          2000       136,268          45,140(6)      90,000                  --
                                                    1999            --              --             --                  --

  Edgar M. Frandle..........................        2001       191,483         124,832(5)      10,000                  --
    Former Chief Information Officer of the         2000       177,816          91,507(5)     125,000                  --
    Company(8)                                      1999       172,478          41,195(5)          --              84,822(3)

  Richard Rew II............................        2001       112,666          29,594(9)       1,000                  --
    Assistant Secretary                             2000        50,769          13,196(9)      20,000                  --
                                                    1999            --              --             --                  --

    (1) Represents grants of options to purchase shares of Holding's common stock. See "1998 Stock Option Plan" and "2000 Stock Option Plan."

    (2) Includes a 401(k) matching contribution of $2,756, $3,000, and $3,000 for fiscal years 1999, 2000, and 2001.

    (3) Represents relocation expenses.

    (4) Mr. Staats resigned as Chief Executive Officer effective January 1, 2001. IAP reimbursed CCITRIAD for Mr. Staats' salary January 1, 2001 through August 31, 2001.

    (5) Includes a 401(k) matching contribution of $3,000, $3,000, and $3,000 for fiscal years 1999, 2000 and 2001, respectively.

    (6) Includes a 401(k) matching contribution of $3,000 and $3,000 for fiscal years 2000 and 2001, respectively.

    (7) Mr. Stone resigned on September 28, 2001.

    (8) Mr. Frandle is retiring effective January 18, 2002.

    (9) Includes a 401(k) matching contribution of $2,196 and $3,000 for fiscal years 2000 and 2001, respectively.

EMPLOYMENT AGREEMENTS

Pursuant to an employment agreement with the Company, Michael A. Aviles is employed as the President and Chief Operating Officer of the Company or such other similar position as the Board of Directors approves for an initial term ending September 30, 2002 at an annual base compensation of $350,000, plus a quarterly bonus of $43,750. In addition, the agreement provides for a special cash incentive of $5 million, which can be earned during the initial term upon the achievement of certain economic milestones or upon a change of control of the Company. The agreement also requires the grant of a stock option to Mr. Aviles to purchase 500,000 shares of the common stock of Holding at an exercise price of $5.00 per share, which option vests in three equal annual installments commencing in June 2000 or upon the change of control of the Company.

Pursuant to an employment agreement with the Company, Greg Petersen is employed as Senior Vice President, Finance and Administration of the Company. Pursuant to the agreement, Mr. Petersen shall receive an annual base salary of $225,000 plus a performance-based bonus. In addition, the agreement provides for the grant of a stock option for the purchase of 150,000 shares of the common stock of Holding at an exercise price of $1.00 per share and for the subsequent grant of stock options on each of the first two anniversaries of Mr. Petersen's start date, subject to the approval of the Board of Directors.

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

2001 BROAD BASED STOCK OPTION PLAN

The Plan

The Cooperative Computing Holding Company, Inc. 2001 Broad Based Stock Option Plan, as amended (the "2001 Plan"), pursuant to which options may be granted to employees and eligible non-employees of Holding and its subsidiaries (including the Company) for the purchase of shares of Holding common stock, par value $.000125 per share ("Holding Common Stock").

The employees and non-employees eligible for options under the 2001 Plan are employees of the Company and any direct or indirect subsidiary or parent corporation thereof now existing or hereafter formed or acquired who are responsible for the continued growth of the Company. A total of 600,000 shares of Holding Common Stock are available in respect of options granted under the 2001 Plan, and the maximum number of shares that may be granted to any employee or eligible non-employee in respect of options granted under the 2001 Plan is 5,000. Generally, options granted under the 2001 Plan may not have a term in excess of ten years from the date the option is granted.

Although the Committee has discretion in determining the terms of any option, it is expected that options will generally vest over a five-year period from the grant date. One fifth of the shares of Common Stock underlying the stock option grant shall vest on the first anniversary of the date of grant; and an additional one-fifth of the shares of Common Stock underlying the stock option grant shall vest on the second anniversary of the date of grant; and an additional one-fifth of the shares of Common Stock underlying the stock option grant shall vest on the third anniversary of the date of grant; and an additional one-fifth of the shares of Common Stock underlying the stock option grant shall vest on the fourth anniversary of the date of grant; and the final one-fifth of the shares of Common Stock underlying the stock option grant shall vest on the fifth anniversary of the date of grant. The vesting of an option may be accelerated by the Committee at a rate not to exceed 13.3333% of the shares of common stock subject to such option per year if the Company meets certain performance goals attributed to such option by the committee. Stock options issued under the 2001 Plan become exercisable upon the first to occur of six months following a qualified Public Offering, as defined in the 2001 Plan, or on January 1, 2008. Notwithstanding the foregoing, in the event of a Public Offering (as defined in the 2001 Plan), all options that were not exercisable at the time of the Public Offering will vest automatically on January 1, 2008.

All options outstanding under the plan shall automatically vest immediately prior to the consummation of a Change of Control (as defined in the 2001 Plan). Both incentive stock options and nonqualified stock options may be granted under the 2001 Plan.

Holding has the right, under certain circumstances, to repurchase from any optionee at the Fair Market Value (as defined in the 2001 Plan) any options held by such optionee or any shares of Holding Common Stock issued on exercise of any such options. The circumstances under which Holding may exercise this option generally include (i) the termination of the optionee's employment or other relationship with the Company, (ii) the occurrence of a Change of Control, or
(iii) Holding engages in a transaction (such as a merger or share exchange) whereby such optionee would receive securities and such optionee is not qualified as an "accredited investor" within the meaning of the Securities Act of 1933, as amended. Holding's purchase option terminates on the consummation of a Public Offering. In addition to the foregoing, if an optionee's employment or other relationship terminates as a result of the death of such optionee, the estate of such optionee or other person who inherits the right to exercise the option or the shares of Holding Common Stock issued on exercise of options granted under the 2001 Plan, shall be entitled to require the Company to purchase, for Fair Market Value, all or any portion of the optionee's options or shares of Holding Common Stock issued on exercise of such options. A deceased optionee's repurchase, or "put," right may be exercised at any time within 90 days of the optionee's death.

The Board of Directors may amend, modify, suspend or terminate the 2001 Plan without the approval of Holding's stockholders, except that, without stockholder approval, the Board of Directors will not have the power or authority to increase the number of shares of Holding Common Stock that may be issued pursuant to the exercise of options under the 2001 Plan, decrease the minimum exercise price of any incentive stock option or modify requirements relating to eligibility with respect to incentive options.

STOCK OPTION BONUS PLAN

THE PLAN

The Cooperative Computing Holding Company, Inc. Amended and Restated Stock Option Bonus Plan (the "Stock Option Bonus Plan") protects management options by providing for a bonus payment in connection with a Change of Control, as defined by the Stock Option Bonus Plan, from dilution caused by the accretion of the Class A Common Stock.

Option Grants in Fiscal 2001

The following Named Executive Officers were granted options during the 2001 fiscal year.

                                 INDIVIDUAL GRANTS
                                 --------------------------------------------------------   POTENTIAL REALIZABLE VALUE
                                  NUMBER OF     PERCENTAGE OF                               AT ASSUMED ANNUAL RATES OF
                                 SECURITIES     TOTAL OPTIONS                                STOCK PRICE APPRECIATION
                                 UNDERLYING      GRANTED TO                                     FOR OPTION TERM(1)
                                  OPTIONS       EMPLOYEES IN      EXERCISE     EXPIRATION   --------------------------
           NAME                   GRANTED        FISCAL YEAR       PRICE          DATE           5%             10%
           ----                  ----------     ------------      --------     ----------   ----------       ---------

Christopher Speltz                  15,000           2.3%            1.00      01/01/2011        9,434        23,906
Edgar M. Frandle                    10,000           1.5%            1.00      01/01/2011        6,300        15,937
Richard Rew II                       1,000           0.2%            1.00      01/01/2011          630         1,594

    (1) The dollar amounts set forth under these columns are the result of calculations at the five percent and ten percent assumed rates set by the Securities and Exchange Commission. These assumed annual rates of appreciation would result in a stock price in ten years of $1.63 and $2.59, respectively.

Aggregate Option Exercises in Fiscal Year 2001 and Fiscal Year-End Option Values

No options were exercised by the Named Executive Officers in fiscal 2001. The following table sets forth information concerning the fiscal year end number of unexercised options with respect to the Named Executive Officers as of September 30, 2001. As of such date, no established published trading market exists for the Common Stock. Additionally, none of the outstanding options are considered to be in-the-money.

                                                  NUMBER OF SECURITIES
                                                 UNDERLYING UNEXERCISED
                                                       OPTIONS AT
                                                   SEPTEMBER 30, 2001
                                              ---------------------------
                NAME                          EXERCISABLE   UNEXERCISABLE
                ----                          -----------   -------------
         Michael A. Aviles                        533,333        266,667
         Paul D. Stone                            230,000        370,000
         Christopher Speltz                        60,000         45,000
         Edgar M. Frandle                         101,292         93,708
         Richard Rew II                             6,666         14,334

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Compensation decisions are made by the Board of Directors of the Company and the Compensation Committee which is composed of Mr. Hicks, Mr. Furst and Mr. Jones. Messrs. Glenn and Preston Staats served both as officers and directors of the Company during 2001. Messrs. Glenn and Preston Staats are expected to serve as directors in 2002. Mr. Porter retired as an employee of the Company in February 1998 and no longer participates in the day-to-day management of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

All of the issued and outstanding shares of capital stock of the Company are held by Holding. The following table sets forth as of September 30, 2001, certain information regarding the beneficial ownership of the voting securities of Holding by each person who beneficially owns more than five percent of Holding Common Stock, and by the directors and certain executive officers of Holding and the Company, individually, and by the directors and executive officers of Holding and the Company as a group.

                                                        SHARES OF
                                                     HOLDING CLASS A                                        SHARES OF
                                                       COMMON STOCK                                   HOLDING COMMON STOCK
                                                     ---------------                         --------------------------------------
                                                         NUMBER OF          PERCENT OF         NUMBER OF                PERCENT OF
NAME AND ADDRESS                                          SHARES              CLASS             SHARES                    CLASS
----------------                                     ---------------       ------------      ------------              ------------

Hicks Muse Parties(1) ............................       25,000,000                 100%       19,200,000                      52.9%
  C/o Hicks, Muse, Tate & Furst Incorporated
  200 Crescent Court, Suite 1600
  Dallas, Texas 75201
Glenn E. Staats ..................................               --                  --        13,333,334                      36.7%
Preston W. Staats ................................               --                  --         2,666,666                       7.3%
Michael A. Aviles ................................               --                  --           533,333(3)                    1.5%
Paul D. Stone ....................................               --                  --           230,000(3)                    0.6%
Edgar M. Frandle .................................               --                  --           101,292(3)                    0.3%
Christopher Speltz ...............................               --                  --            60,000(3)                    0.2%
Richard Rew II ...................................               --                  --             6,666(3)                    0.0%
Thomas O. Hicks(1) ...............................       25,000,000                 100%       19,200,000                      52.9%
Jack D. Furst(1) .................................       25,000,000                 100%       19,200,000                      52.9%
Joe Colonnetta(1) ................................       25,000,000                 100%       19,200,000                      52.9%
A. Laurence Jones ................................               --                  --            86,633(2)                    0.2%
James R. Porter ..................................               --                  --            66,633(3)                    0.2%
All executive officers and directors as a
  group (twelve persons) .........................       25,000,000(1)              100%       36,284,557(1)(2)(4)              100%

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

    (2) Includes 20,000 shares of Holding Common Stock issuable to Mr. Jones upon the exercise of a currently exercisable warrant and 66,633 shares of Holding Common stock issuable to Mr. Jones upon the exercise of currently exercisable stock options.

    (3) Represents shares of Holding Common Stock issuable upon the exercise of currently exercisable stock options.

    (4) Includes 931,291 shares of Holding Common Stock issuable to executive officers of the Company upon the exercise of currently exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Monitoring and Oversight Agreement

In conjunction with the Triad Acquisition, Holding and the Company entered into a ten-year agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P., an affiliate of Hicks Muse ("Hicks Muse Partners"), pursuant to which Holding and the Company pay Hicks Muse Partners an annual fee payable quarterly for oversight and monitoring services to Holding and the Company. The annual fee is adjustable on January 1 of each calendar year to an amount equal to the (i) sum of (A) the fee in effect at the beginning of the immediately preceding calendar year plus (B) the aggregate amount of all Acquisition Increments (as defined) with respect to such immediately preceding calendar year, multiplied by (ii) the percentage increase in the

Consumer Price Index during the immediately preceding calendar year, but in no event less than $350,000. Upon the acquisition by the Company or any of its subsidiaries of another entity or business, the fee is increased by an amount equal to 0.2% of the consolidated annual net sales of the acquired entity or business and its subsidiaries for the trailing twelve-month period (an "Acquisition Increment"). Thomas O. Hicks, Jack D. Furst and Joe Colonnetta, directors of Holding and the Company, are each principals of Hicks Muse Partners. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to Holding or the Company under the Monitoring and Oversight Agreement. In addition, Holding and the Company have agreed to indemnify Hicks Muse Partners, its affiliates and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses, fees and disbursement of counsel related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the Monitoring and Oversight Agreement and not resulting primarily from the bad faith, gross negligence or willful misconduct of Hicks Muse Partners. The Monitoring and Oversight Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The Company does not believe that the services that have been and will continue to be provided to Holding and the Company pursuant to the Monitoring and Oversight Agreement could otherwise be obtained by Holding and the Company without the addition of personnel or the engagement of outside professional advisors. In the Company's opinion, the fees provided for under the Monitoring and Oversight Agreement reasonably reflect the benefits received and to be received by Holding, the Company and their respective subsidiaries. In fiscal 2001, the Company paid Hicks Muse Partners a fee of $484,471 for services under the Monitoring and Oversight Agreement.

Financial Advisory Agreement

In conjunction with the Triad Acquisition, Holding and the Company entered into a ten-year agreement (the "Financial Advisory Agreement") pursuant to which Hicks Muse Partners receives a fee equal to 1.5% of the "Transaction Value" (as defined) for each "Add-on Transaction" (as defined) in which Holding or the Company is involved. The term "Transaction Value" means the total value of the Add-on Transaction, including, without limitation, the aggregate amount of the funds required to complete the Add-on Transaction, including the amount of any indebtedness, preferred stock or similar items assumed (or remaining outstanding). The term "Add-on Transaction" means any respective subsidiaries, and any other person or entity, excluding, however, any acquisition that does not involve the use of (or any waiver or consent under) any debt equity financing and in which neither Hicks Muse Partners nor any other person or entity provides financial advisory investment on banking or similar services. In addition, Holding and the Company, jointly and severally, have agreed to indemnify Hicks Muse Partners, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the Financial Advisory Agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of Hicks Muse Partners. The Financial Advisory Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The Company does not believe that the services that have been and will continue to be provided by Hicks Muse Partners pursuant to the Financial Advisory Agreement could otherwise be obtained by Holding and the Company without the addition of personnel or the engagement of outside professional advisors. In the Company's opinion, the fees provided for under the Financial Advisory Agreement reasonably reflect the benefits received and to be received by Holding and the Company. In fiscal 2001, the Company paid no fees to Hicks Muse Partners for services provided by Hicks Muse Partners under the Financial Advisory Agreement.

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

Lease of Corporate Offices

The Company leased office space from a corporation that is wholly owned by Messrs. Glenn and Preston Staats. In fiscal 2001, the rental payments for such facility were $552,000. In fiscal 2001, the Company terminated the lease.

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

                10.2 -- First Amendment to the Credit Agreement, dated as of June 30, 1998. (3)

                10.3 -- Second Amendment to the Credit Agreement, dated as of February 12, 1999. (4)

                10.4 -- Third Amendment to the Credit Agreement, dated as of May 25, 1999. (5)

                10.5 -- Fourth Amendment to the Credit Agreement, dated as of December 21, 1999. (6)

                10.6 -- Fifth Amendment to the Credit Agreement, dated as of December 22, 2000. (9)

                10.7 -- Sixth Amendment to the Credit Agreement, dated as of October 4, 2001. *

                10.8      -- Guarantee and Collateral Agreement, dated as of
                          February 27, 1997, as amended and restated as of February 6, 1998, made by the Company; Holding, and certain of their subsidiaries in favor of the Chase
                          Manhattan Bank. (1)

                10.9      -- Loan and Security Agreement, dated as of January 1,
                          1997, between CCITRIAD Financial Holding Corporation and Heller Financial, Inc. (1)

                10.10     -- Amendment, dated March 31, 1999, among the
                          Registrant, Triad Systems Financial Corporation,
                          CCITRIAD Financial Holding Corporation, as Borrower, and Heller Financial Leasing, Inc. (5)

                10.11     -- Master Loan and Security Agreement, dated as of
                          June 1, 1998, between CCITRIAD Financial Holding
                          Corporation and NationsCredit Commercial Corporation
                          (the "NCC Agreement"). (6)

                10.12     -- Amendment No. 1 to the NCC Agreement, dated as of
                          September 28, 1999. (6)

                10.13     -- Loan and Security Agreement, dated as of January 1,
                          1997, between CCITRIAD Financial Holding Corporation and Metlife Capital Corporation. (1)

                10.14     -- Loan and Security Agreement, dated as of March 1,
                          1997, between CCITRIAD Financial Holding Corporation and Sanwa Business Credit Corporation. (1)

                10.15     -- Loan and Security Agreement, dated as of September
                          25, 1997, between Triad Systems Financial Corporation and Mellon U.S. Leasing, A Division of Mellon Leasing
                          Corporation. (1)

                10.16     -- Purchase Agreement, dated as of February 1, 1999,
                          between Triad Systems Financial Corporation and Mellon
                          US Leasing, A Division of Mellon Leasing Corporation.
                          (4)

                10.17     -- Loan and Security Agreement, dated as of July 1,
                          1999, between CCITRIAD Financial Holding Corporation and IFC Credit Corporation.(6)

                10.18     -- First Amendment to the IFC Agreement, dated as of
                          September 23, 1999. (6)

                10.19     -- Project Lease Agreement, dated as of August 1,
                          1988, between 3055 Triad Dr. Corp. and the Company.
                          (1)

                10.20 -- First Amendment to Project Lease Agreement, effective as of February 26, 1997. (1)

                10.21 -- Lease Agreement, dated as of January 11, 1992, by and between Computerized Properties, Inc. and the Company. (1)

                10.22     -- Agreement between the Industrial Development
                          Authority and Triad Systems Ireland Limited, Triad
                          Systems Corporation and Tridex Systems Limited. (1)

                10.23     -- Supplemental Agreement between the Industrial
                          Development Authority and Triad Systems Ireland
                          Limited, Triad Systems Corporation and Tridex Systems
                          Limited. (1)

                10.24     -- Real Estate Distribution Agreement, dated February
                          26, 1997, among the Company, 3055 Triad Dr. Corp.,
                          3055 Management Corp., and Triad Park, LLC. (1)

                10.25     -- Assignment and Assumption Agreement, dated February
                          27, 1997, between the Company and Triad Park, LLC. (1)

                10.26     -- Assignment and Assumption Agreement, dated February
                          27, 1997, between the Company and Triad Park, LLC. (1)

                10.27     -- Warrant of Cooperative Computing Holding Company,
                          Inc., dated September 10, 1997, issued to A. Laurence
                          Jones. (1)

                10.28 -- Stockholders Agreement, dated as of May 26, 1999, among the Company, Holdings and the stockholders signatory thereto. (6)

                10.29     -- Monitoring and Oversight Agreement, dated as of
                          February 27, 1997, among Holding, the Company, and
                          Hicks, Muse & Co. Partners, L.P. (1)

                10.30     -- Financial Advisory Agreement, dated as of February
                          27, 1997, among Holding, the Company, and Hicks, Muse
                          & Co. Partners, L.P. (1)

                10.31     -- Asset Purchase Agreement, dated as of November 20,
                          1997, between ADP Claims Solutions Group, Inc. and the
                          Company, dated as of November 20, 1997. (1)

                10.32 -- Employment Agreement, dated as of June 14, 1999, between the Company and Michael A. Aviles. (5)

                10.33     -- Employment Agreement Amendment, dated as of
                          June 27, 2000, between the Company and Michael
                          A. Aviles. (7)

                10.34 -- Stock Option Agreement, dated June 14, 1999, between Holding and Michael A. Aviles. (6)

                10.35 -- Stock Option Agreement, dated February 16, 2000, between Holding and Michael A. Aviles. (11)

                10.36     -- Stock Option Agreement dated January 1, 2001
                          between Holding and Edgar Frandle. (11)

                10.37 -- Employment Agreement dated August 22, 2001 between the Company and Greg Petersen. *

                10.38     -- Cooperative Computing Holding Company, Inc. 1998
                          Stock Option Plan, as amended. (5)

                10.39     -- Cooperative Computing Holding Company, Inc. 2000
                          Stock Option Plan. (8)

                10.40     -- Form of Non-Qualified Stock Option Agreement for
                          Eligible Employees. (2)

                10.41     -- 2001 Broad-Based Stock Option Plan. (10)

                10.42     -- Amended and Restated 2000 Stock Option Plan for Key
                          Employees. (10)

                10.43     -- Stock Option Bonus Plan. (10)

                10.44     -- Amended and Restated Stock Option Bonus Plan. (11)

                21        -- List of Subsidiaries. (1)

----------

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

9. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2000.

10. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2001.

11. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 2001.

(b)      Reports on Form 8-K.

         No Reports on Form 8-K have been filed during the three months ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of December, 2001.

                                        COOPERATIVE COMPUTING, INC.

                                        By:  /s/ GREG PETERSEN
                                            ----------------------------------
                                            Greg Petersen
                                            Senior Vice President, Finance and
                                            Administration

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

                         SIGNATURE                                        TITLE                                     DATE
                         ---------                                        -----                                     ----

                /s/   MICHAEL A. AVILES                  Chairman of the Board,                                 December 27, 2001
           ------------------------------------          President and Chief Executive
                      Michael A. Aviles                    Officer (Principal Executive
                                                           Officer)


                /s/   GREG PETERSEN                      Senior Vice President, Finance                         December 27, 2001
           ------------------------------------            and Administration
                       Greg Petersen                       (Principal Accounting and
                                                           Financial Officer)


                /s/   GLENN E. STAATS                                                                           December 27, 2001
           ------------------------------------
                      Glenn E. Staats                    Director


                /s/   PRESTON W. STAATS                                                                         December 27, 2001
           ------------------------------------
                      Preston W. Staats                  Director


                /s/   THOMAS O. HICKS                    Director                                               December 27, 2001
           ------------------------------------
                      Thomas O. Hicks


                /s/   JACK D. FURST                      Director                                               December 27, 2001
           ------------------------------------
                      Jack D. Furst


                /s/   JOE COLONNETTA                     Director                                               December 27, 2001
           ------------------------------------
                      Joe Colonnetta


                /s/   A. LAURENCE JONES                  Director                                               December 27, 2001
           ------------------------------------
                      A. Laurence Jones


                /s/   JAMES R. PORTER                    Director                                               December 27, 2001
           ------------------------------------
                       James R. Porter

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                                                                      ADDITIONS
                                                       BALANCE AT    CHARGED TO                     BALANCE AT
                                                       BEGINNING      COSTS AND                       END OF
  DESCRIPTION                                          OF PERIOD       EXPENSES      DEDUCTIONS       PERIOD
  -----------                                          ----------     ----------     ----------     ----------
                                                                           (in thousands)
YEAR ENDED SEPTEMBER 30, 1999:
Allowance for doubtful accounts ..................     $    6,101     $    8,296     $    4,771     $    9,626
Inventory valuation ..............................          1,984            218            400          1,802
Allowance for losses in investment in leases .....            720          3,825          2,570          1,975
YEAR ENDED SEPTEMBER 30, 2000:
Allowance for doubtful accounts ..................          9,626          9,301         13,841          5,086
Inventory valuation ..............................          1,802          1,287          1,488          1,601
Allowance for losses in investment in leases .....          1,975          1,040          1,571          1,444
YEAR ENDED SEPTEMBER 30, 2001:
Allowance for doubtful accounts ..................          5,086          8,881          9,614          4,353
Inventory valuation ..............................          1,601            663          1,793            471
Allowance for losses in investment in leases .....          1,444          3,195          3,226          1,413

                               INDEX TO EXHIBITS

            EXHIBIT
            NUMBER       DESCRIPTION
            -------      -----------

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

                10.2 -- First Amendment to the Credit Agreement, dated as of June 30, 1998. (3)

                10.3 -- Second Amendment to the Credit Agreement, dated as of February 12, 1999. (4)

                10.4 -- Third Amendment to the Credit Agreement, dated as of May 25, 1999. (5)

                10.5 -- Fourth Amendment to the Credit Agreement, dated as of December 21, 1999. (6)

                10.6 -- Fifth Amendment to the Credit Agreement, dated as of December 22, 2000. (9)

                10.7 -- Sixth Amendment to the Credit Agreement, dated as of October 4, 2001. *

                10.8      -- Guarantee and Collateral Agreement, dated as of
                          February 27, 1997, as amended and restated as of February 6, 1998, made by the Company; Holding, and certain of their subsidiaries in favor of the Chase
                          Manhattan Bank. (1)

                10.9      -- Loan and Security Agreement, dated as of January 1,
                          1997, between CCITRIAD Financial Holding Corporation and Heller Financial, Inc. (1)

                10.10     -- Amendment, dated March 31, 1999, among the
                          Registrant, Triad Systems Financial Corporation,
                          CCITRIAD Financial Holding Corporation, as Borrower, and Heller Financial Leasing, Inc. (5)

                10.11     -- Master Loan and Security Agreement, dated as of
                          June 1, 1998, between CCITRIAD Financial Holding
                          Corporation and NationsCredit Commercial Corporation
                          (the "NCC Agreement"). (6)

                10.12     -- Amendment No. 1 to the NCC Agreement, dated as of
                          September 28, 1999. (6)

                10.13     -- Loan and Security Agreement, dated as of January 1,
                          1997, between CCITRIAD Financial Holding Corporation and Metlife Capital Corporation. (1)

                10.14     -- Loan and Security Agreement, dated as of March 1,
                          1997, between CCITRIAD Financial Holding Corporation and Sanwa Business Credit Corporation. (1)

                10.15     -- Loan and Security Agreement, dated as of September
                          25, 1997, between Triad Systems Financial Corporation and Mellon U.S. Leasing, A Division of Mellon Leasing
                          Corporation. (1)

                10.16     -- Purchase Agreement, dated as of February 1, 1999,
                          between Triad Systems Financial Corporation and Mellon
                          US Leasing, A Division of Mellon Leasing Corporation.
                          (4)

                10.17     -- Loan and Security Agreement, dated as of July 1,
                          1999, between CCITRIAD Financial Holding Corporation and IFC Credit Corporation. (6)

                10.18     -- First Amendment to the IFC Agreement, dated as of
                          September 23, 1999. (6)

                10.19     -- Project Lease Agreement, dated as of August 1,
                          1988, between 3055 Triad Dr. Corp. and the Company.
                          (1)

                10.20 -- First Amendment to Project Lease Agreement, effective as of February 26, 1997. (1)

                10.21 -- Lease Agreement, dated as of January 11, 1992, by and between Computerized Properties, Inc. and the Company. (1)

                10.22     -- Agreement between the Industrial Development
                          Authority and Triad Systems Ireland Limited, Triad
                          Systems Corporation and Tridex Systems Limited. (1)

                10.23     -- Supplemental Agreement between the Industrial
                          Development Authority and Triad Systems Ireland
                          Limited, Triad Systems Corporation and Tridex Systems
                          Limited. (1)

                10.24     -- Real Estate Distribution Agreement, dated February
                          26, 1997, among the Company, 3055 Triad Dr. Corp.,
                          3055 Management Corp., and Triad Park, LLC. (1)

                10.25     -- Assignment and Assumption Agreement, dated February
                          27, 1997, between the Company and Triad Park, LLC. (1)

                10.26     -- Assignment and Assumption Agreement, dated February
                          27, 1997, between the Company and Triad Park, LLC. (1)

                10.27     -- Warrant of Cooperative Computing Holding Company,
                          Inc., dated September 10, 1997, issued to A. Laurence
                          Jones. (1)

                10.28 -- Stockholders Agreement, dated as of May 26, 1999, among the Company, Holdings and the stockholders signatory thereto. (6)

                10.29     -- Monitoring and Oversight Agreement, dated as of
                          February 27, 1997, among Holding, the Company, and
                          Hicks, Muse & Co. Partners, L.P. (1)

                10.30     -- Financial Advisory Agreement, dated as of February
                          27, 1997, among Holding, the Company, and Hicks, Muse
                          & Co. Partners, L.P. (1)

                10.31     -- Asset Purchase Agreement, dated as of November 20,
                          1997, between ADP Claims Solutions Group, Inc. and the
                          Company, dated as of November 20, 1997. (1)

                10.32 -- Employment Agreement, dated as of June 14, 1999, between the Company and Michael A. Aviles. (5)

                10.33     -- Employment Agreement Amendment, dated as of
                          June 27, 2000, between the Company and Michael A.
                          Aviles. (7)

                10.34 -- Stock Option Agreement, dated June 14, 1999, between Holding and Michael A. Aviles. (6)

                10.35 -- Stock Option Agreement, dated February 16, 2000, between Holding and Michael A. Aviles. (11)

                10.36     -- Stock Option Agreement dated January 1, 2001
                          between Holding and Edgar Frandle. (11)

                10.37 -- Employment Agreement dated August 22, 2001 between the Company and Greg Petersen. *

                10.38     -- Cooperative Computing Holding Company, Inc. 1998
                          Stock Option Plan, as amended. (5)

                10.39     -- Cooperative Computing Holding Company, Inc. 2000
                          Stock Option Plan. (8)

                10.40     -- Form of Non-Qualified Stock Option Agreement for
                          Eligible Employees. (2)

                10.41     -- 2001 Broad-Based Stock Option Plan. (10)

                10.42     -- Amended and Restated 2000 Stock Option Plan for Key
                          Employees. (10)

                10.43     -- Stock Option Bonus Plan. (10)

                10.44     -- Amended and Restated Stock Option Bonus Plan. (11)

                21        -- List of Subsidiaries. (1)

----------

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

9. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2000.

10. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2001.

11. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 2001.