Form 10-Q
period 2001-12-31
COOPERATIVE COMPUTING INC /DE/
filed 2002-02-14
CIK 1059103

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2001

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

Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                               Outstanding at February 14, 2002
         -----                               --------------------------------
     Common Stock                                  1,000 shares

================================================================================

                           COOPERATIVE COMPUTING, INC.
                                      INDEX


                                                                                                                        PAGE
                                                                                                                        ----

   FORWARD-LOOKING STATEMENTS                                                                                            3

   PART I - FINANCIAL INFORMATION                                                                                        4

   ITEM 1. - FINANCIAL STATEMENTS                                                                                        4

          COOPERATIVE COMPUTING HOLDING COMPANY, INC.

          Consolidated Balance Sheets as of September 30, 2001 and December 31, 2001                                     4

          Consolidated Statements of Operations for the three months ended December 31, 2000 and
          December 31, 2001                                                                                              5

          Consolidated Statements of Cash Flows for the three months ended December 31, 2000 and
          December 31, 2001                                                                                              6

          Notes to Consolidated Financial Statements                                                                     7

   ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                                                                                        10

   ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                 13

   PART II - OTHER INFORMATION

   ITEM 1. - LEGAL PROCEEDINGS                                                                                          14

   ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                  14

   ITEM 3. - DEFAULTS UPON SENIOR SECURITIES                                                                            14

   ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                        14

   ITEM 5. - OTHER INFORMATION                                                                                          14

   ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                                                           14

   SIGNATURE                                                                                                            15


                           FORWARD-LOOKING STATEMENTS

INFORMATION SET FORTH IN THIS QUARTERLY REPORT ON FORM 10-Q REGARDING EXPECTED OR POSSIBLE FUTURE EVENTS, INCLUDING STATEMENTS OF THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE GROWTH, OPERATIONS, PRODUCTS AND SERVICES AND STATEMENTS RELATING TO FUTURE ECONOMIC PERFORMANCE, IS FORWARD-LOOKING AND SUBJECT TO RISKS AND UNCERTAINTIES. FOR THOSE STATEMENTS, THE COMPANY CLAIMS THE PROTECTION OF THE SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS PROVIDED FOR BY SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON ESTIMATES AND ASSUMPTIONS MADE BY MANAGEMENT OF THE COMPANY, WHICH, ALTHOUGH BELIEVED TO BE REASONABLE, ARE INHERENTLY UNCERTAIN. THEREFORE, UNDUE RELIANCE SHOULD NOT BE PLACED UPON SUCH ESTIMATES AND STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH ESTIMATES OR STATEMENTS WILL BE REALIZED, AND IT IS LIKELY THAT ACTUAL RESULTS WILL DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE THE FOLLOWING: (1) INCREASED COMPETITION; (2) RAPID TECHNOLOGICAL CHANGE; (3) INCREASED COSTS; (4) RISKS ASSOCIATED WITH THE INTRODUCTION OF NEW PRODUCTS AND PRODUCT UPGRADES AND DEPENDENCE ON PROPRIETARY TECHNOLOGY; (5) THE LOSS OR RETIREMENT OF KEY MEMBERS OF MANAGEMENT; (6) THE INABILITY OF THE COMPANY TO SUCCESSFULLY INTEGRATE BUSINESSES ACQUIRED IN THE FUTURE AND TO REALIZE ANTICIPATED REVENUE AND COST SAVINGS OPPORTUNITIES; (7) INCREASES IN THE COMPANY'S COST OF BORROWINGS OR UNAVAILABILITY OF ADDITIONAL DEBT OR EQUITY CAPITAL; AND (8) CHANGES IN GENERAL ECONOMIC CONDITIONS IN THE MARKETS IN WHICH THE COMPANY MAY, FROM TIME TO TIME, COMPETE. MANY OF SUCH FACTORS WILL BE BEYOND THE CONTROL OF THE COMPANY AND ITS MANAGEMENT. IN ADDITION, OTHER FACTORS THAT COULD AFFECT THE FUTURE RESULTS OF THE COMPANY AND COULD CAUSE THOSE RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS ARE DISCUSSED AT GREATER LENGTH UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND APPEAR ELSEWHERE IN THIS QUARTERLY REPORT. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS SHOULD NOT BE CONSTRUED AS EXHAUSTIVE, AND THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION TO UPDATE, ANY FORWARD-LOOKING STATEMENTS TO REFLECT OCCURRENCES OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

PART 1.      FINANCIAL INFORMATION

Item 1.    Financial Statements.

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                  September 30,  December 31,
                                                                      2001           2001
                                                                  -------------  ------------
                                                                                  (Unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents                                        $   3,897    $   1,606
   Trade accounts receivable, net of allowance for doubtful
      accounts of $4,353 and $6,517 at September 30, 2001 and          35,679       35,503
      December 31, 2001, respectively
   Inventories                                                          2,391        2,758
   Investment in leases                                                 3,735        3,532
   Deferred income taxes                                                5,991        5,991
     Prepaid expenses and other current assets                          5,126        4,891
                                                                    ---------    ---------
         Total current assets                                          56,819       54,281

Service parts                                                           2,868        2,425
Property and equipment, net                                             6,504        6,547
Long-term investment in leases                                          8,621        7,108
Capitalized computer software costs, net                               12,927       13,070
Databases, net                                                         12,350       12,204
Goodwill                                                              100,572       87,159
Other assets                                                           22,126       21,081
                                                                    ---------    ---------
         Total assets                                               $ 222,787    $ 203,875
                                                                    =========    =========
LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
   Accounts payable                                                 $   9,458    $   8,588
   Payroll related accruals                                            12,923       11,916
   Deferred revenue                                                    12,153       13,276
   Current portion of long-term debt                                   10,737       11,202
   Accrued expenses and other current liabilities                       8,791       12,338
                                                                    ---------    ---------
         Total current liabilities                                     54,062       57,320

Long-term debt                                                        166,020      155,848
Deferred income taxes and other liabilities                            27,416       13,807
                                                                    ---------    ---------
         Total liabilities                                            247,498      226,975

Redeemable Class A Common Stock, including $26,104 and $30,126 in accumulated accretion at September 30, 2001
   And December 31, 2001, respectively                                 51,104       55,126

Commitments and contingencies                                              --           --
Stockholders' deficit:
   Common Stock:
      Par value $.000125, authorized 50,000,000 shares,
      issued and outstanding 35,220,000 at
      September 30, 2001 and December 31, 2001                              4            4
   Additional paid-in capital                                          87,934       87,934
   Retained deficit                                                  (162,490)    (165,181)
   Other accumulated comprehensive income:
      Cumulative translation adjustment                                (1,263)        (983)
                                                                    ---------    ---------
Total stockholders' deficit                                           (75,815)     (78,226)
                                                                    ---------    ---------
Total liabilities and stockholders' deficit                         $ 222,787    $ 203,875
                                                                    =========    =========


                             See accompanying notes

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (in thousands)


                                               Three Months Ended
                                                   December 31,
                                              ---------------------
                                                2000         2001
                                              --------     --------

Revenues:
   Systems                                    $ 12,852     $ 14,545
   Services and finance                         39,606       40,074
                                              --------     --------
Total revenues                                  52,458       54,619
Cost of revenues:
   Systems                                       8,791        8,717
   Services and finance                         20,068       19,696
                                              --------     --------
Total cost of revenues                          28,859       28,413
                                              --------     --------
Gross margin                                    23,599       26,206
Operating expenses:
   Sales and marketing                          10,398        9,038
   Product development                           4,316        3,649
   General and administrative                   10,129        7,069
                                              --------     --------
Total operating expenses                        24,843       19,756
                                              --------     --------
Operating income (loss)                         (1,244)       6,450
Interest expense                                (4,870)      (4,057)
Foreign exchange gain (loss)                        38         (142)
Equity loss in affiliate                            --         (200)
Other income, net                                   57          337
                                              --------     --------
Income (loss) before income taxes               (6,019)       2,388
Income tax (benefit) expense                      (746)       1,058
                                              --------     --------
Net income (loss)                               (5,273)       1,330
Accretion of redeemable stock                   (2,980)      (4,022)
                                              --------     --------
Net loss attributable to common stock         $ (8,253)    $ (2,692)
                                              ========     ========

Comprehensive loss:
   Net income (loss)                          $ (5,273)    $  1,330
   Foreign currency translation adjustment         209          280
                                              --------     --------
   Comprehensive income (loss)                $ (5,064)    $  1,610
                                              ========     ========


                             See accompanying notes

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                                  Three Months Ended
                                                                                     December 31,
                                                                                 ---------------------
                                                                                   2000         2001
                                                                                 --------     --------

OPERATING ACTIVITIES
Net income (loss)                                                                $ (5,273)    $  1,330
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation                                                                     2,230        1,845
   Amortization                                                                     6,091        2,820
   Equity from partnerships                                                           (69)         (79)
   Lease loss provision                                                             1,675          925
   Provision for doubtful accounts                                                    940        3,216
   Equity loss in affiliate                                                            --          200
   Other, net                                                                          65         (103)
   Cumulative translation adjustment                                                  209          280
   Changes in assets and liabilities
      Trade accounts receivable                                                    (3,896)      (3,040)
      Inventories                                                                  (1,011)        (367)
      Investment in leases                                                            287          791
      Prepaid expenses and other assets                                               658          583
      Accounts payable                                                             (2,795)        (870)
      Deferred revenue                                                                 63        1,123
      Accrued expenses and other current liabilities                                1,853        2,340
                                                                                 --------     --------
Net cash provided by operating activities                                           1,027       10,994

INVESTING ACTIVITIES
Purchase of property and equipment                                                 (1,061)        (975)
Capitalized computer software costs and databases                                  (2,216)      (2,254)
Purchase of service parts                                                            (512)        (390)
Equity distributions from partnerships                                                104           40
                                                                                 --------     --------
Net cash used in investing activities                                              (3,685)      (3,579)

FINANCING ACTIVITIES
Proceeds from debt facility                                                        12,800           --
Payment on long-term debt facilities                                              (10,600)      (9,706)
                                                                                 --------     --------
Net cash provided by (used in) financing activities                                 2,200       (9,706)
                                                                                 --------     --------
Net decrease in cash and cash equivalents                                            (458)      (2,291)
Cash and cash equivalents, beginning of period                                        679        3,897
                                                                                 --------     --------
Cash and cash equivalents, end of period                                         $    221     $  1,606
                                                                                 ========     ========
Supplemental disclosures of cash flow information
Cash paid during the period for:
   Interest                                                                      $  2,025     $  1,375
                                                                                 ========     ========
   Income taxes                                                                  $    174     $    317
                                                                                 ========     ========
Non cash financing activity:
   Accretion of Class A Common Stock                                             $  2,980     $  4,022
                                                                                 ========     ========


                             See accompanying notes

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Cooperative Computing Holding Company, Inc. ("Holding", "CCITRIAD" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2001 may not be indicative of the results for the full fiscal year ending September 30, 2002. Holding has no assets or liabilities other than (1) its investment in its wholly owned subsidiary, Cooperative Computing, Inc. ("CCI") and (2) its Redeemable Class A Common Stock, the net proceeds of which were contributed in full to a subsidiary; accordingly, these consolidated financial statements represent the operations of CCI and its subsidiaries.

Certain amounts have been reclassified to conform to the current presentation.

2.   LEASE RECEIVABLES

Activity in the following servicing liability accounts (recorded in other liabilities in the Company's balance sheet) was as follows (in thousands):

                               LEASE SERVICING   RECOURSE
                                 OBLIGATION     OBLIGATION
                               ---------------  ----------

Balance at September 30, 2001     $   833       $ 5,950
Newly-created liabilities              --         1,002
Charges and lease write-offs         (102)         (297)
                                  -------       -------
Balance at December 31, 2001      $   731       $ 6,655
                                  =======       =======




3.   INCOME TAXES

The Company recorded income tax expense for the three months ended December 31, 2001 at an effective rate of 44%, which is based on the Company's anticipated results for the full fiscal year. The Company's income tax expense differs from the amount computed by applying the statutory rate to income before income taxes due to the impact of permanent differences.

An examination on the 1997 federal income tax returns was concluded during the first quarter. As a result, certain income tax uncertainties were resolved and the Company adjusted its tax liabilities by $13.5 million. As these uncertainties related to the Triad Systems acquisition in 1997 the associated goodwill was also reduced.

4.   GOODWILL AND OTHER INTANGIBLES

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. SFAS No. 142 discontinues the amortization of goodwill and requires future periodic testing of goodwill for impairment. In addition, SFAS 142 requires reassessment of the useful lives of previously recognized intangible assets.

With the adoption of the Statement, the Company ceased amortization of goodwill as of October 1, 2001. The following table presents the consolidated quarterly results of the Company on a comparable basis (in thousands):

                                       Three Months Ended
                                          December 31,
                                      --------------------
                                       2000          2001
                                      -------      -------

Reported net income (loss)            $(5,273)     $ 1,330
Goodwill amortization, net of tax       2,814           --
                                      -------      -------
Adjusted net income (loss)            $(2,459)     $ 1,330
                                      =======      =======


Prior to March 31, 2002, the Company will complete a preliminary goodwill impairment test as required. This test will involve the use of estimates related to the fair market value of the business with which the goodwill is associated.

In the event an impairment loss resulting from the transitional impairment test needs to be recorded, the charge would be shown as a cumulative effect of a change in accounting principle. Subsequent impairment losses, if necessary, would be reflected in operating income (loss) in the statement of operations.

In addition, the intangible asset established for trademarks and tradenames is subject to amortization in accordance with SFAS No. 142. The gross carrying amount related to trademarks and tradenames was $14,991,000 while the associated accumulated amortization balance at September 30, 2001 and December 31, 2001 was $6,834,000 and $7,058,000, respectively. The aggregate amortization expense was $224,000 for the three months ended December 31, 2000 and 2001, respectively. Estimated amortization expense for the next five fiscal years is approximately $900,000 in 2002 and 2003, $860,000 in 2004 and $790,000 in 2005.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. The statement is effective for fiscal years beginning after June 15, 2002. The new statement establishes accounting standards for recognition of a liability for an asset retirement obligation and the associated asset retirement cost. The Company does not anticipate any material impact from this statement on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement broadens the presentation of discontinued operations to include more disposal transactions, and establishes a single accounting model for long-lived assets to be disposed of by sale. FAS 144 is effective for financial statements for fiscal years beginning after December 15, 2001. Management does not expect any material impact from adoption of this statement on the Company's financial position or results of operations.

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

                                                  (Amounts in thousands)
                                                    Three Months Ended
                                                       December 31,
                                                 ------------------------
                                                    2000           2001
                                                 ---------      ---------

Systems revenues:
   Automotive                                    $   4,843      $   5,354
   Hardlines and lumber                              8,009          9,191
                                                 ---------      ---------
Total systems revenues:                             12,852         14,545

Services and finance revenues:
   Automotive                                       25,451         24,991
   Hardlines and lumber                             14,155         15,083
                                                 ---------      ---------
Total services and finance revenues:                39,606         40,074

Systems costs of revenues:
   Automotive                                        3,598          3,599
   Hardlines and lumber                              5,193          5,118
                                                 ---------      ---------
Total systems costs of revenues:                     8,791          8,717

Services and finance cost of revenues:
   Automotive                                       12,535         11,835
   Hardlines and lumber                              7,533          7,861
                                                 ---------      ---------
Total services and finance cost of revenues:        20,068         19,696

Sales and marketing:
   Automotive                                        5,997          4,166
   Hardlines and lumber                              4,401          4,872
                                                 ---------      ---------
Total sales and marketing:                          10,398          9,038

Product development:
   Automotive                                        3,222          2,766
   Hardlines and lumber                              1,094            883
                                                 ---------      ---------
Total product development:                           4,316          3,649

General and administrative                          10,129          7,069
Interest expense                                    (4,870)        (4,057)
Other income (expense), net                             95             (5)
                                                 ---------      ---------
Income (loss) before income taxes                $  (6,019)     $   2,388
                                                 =========      =========

Revenues:
   Americas                                      $  51,143      $  53,253
   Europe                                            1,315          1,366
                                                 ---------      ---------
Total revenues                                   $  52,458      $  54,619
                                                 =========      =========

Assets:
   Americas                                      $ 236,287      $ 198,991
   Europe                                            5,154          5,108
                                                 ---------      ---------
Total assets                                     $ 241,441      $ 204,099
                                                 =========      =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited historical consolidated financial statements and notes thereto, which are included elsewhere herein.

General

CCITRIAD designs and provides management information systems and services for the automotive parts aftermarket and the hardlines and lumber industry. The automotive parts aftermarket consists of the production, sale and installation of both new and remanufactured parts used in the maintenance and repair of automobiles and light trucks. The hardlines and lumber industry consists of the sale of products for residential and commercial building construction, maintenance and repair, lawn and garden and agribusiness.

Historical Results of Operations

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

Revenues for the three months ended December 31, 2001 were $54.6 million, an increase of $2.2 million, or 4%, from the $52.5 million recorded in the prior year's period. The increase was primarily attributable to the hardlines and lumber division, which had revenue growth of $2.1 million.

Systems revenues for the three months ended December 31, 2001 were $14.5 million, compared to $12.9 million for the three months ended December 31, 2000, an increase of $1.6 million, or 13%. Systems revenues for the automotive division for the three months ended December 31, 2001 increased $0.5 million to $5.4 million, as compared to last year, an increase of 11%. The revenue increase is primarily due to current customers upgrading their systems. Systems revenues for the hardlines and lumber division for the three months ended December 31, 2001 increased $1.2 million to $9.2 million, or 15%, as compared to the three months ended December 31, 2000. The increase is primarily due to increased systems distributed through national accounts.

Services and finance revenues were $40.1 million for the three months ended December 31, 2001, compared to $39.6 million for the three months ended December 31, 2000, an increase of $0.5 million, or 1%. For the three months ended December 31, 2001, services and finance revenues for the automotive division decreased $0.5 million from $25.5 million to $25.0 million, while the hardlines and lumber division increased $0.9 million from $14.2 million to $15.1 million, as compared to the three months ended December 30, 2001. The decrease in the automotive division is primarily due to lower financing revenue. The hardlines and lumber increase is primarily due to increased customer service revenue.

Cost of revenues was $28.4 million for the three months ended December 31, 2001, compared to $28.9 million for the three months ended December 31, 2000, a decrease of $0.5 million, or 2%. For the three months ended December 31, 2001, cost of revenues for the automotive division decreased $0.2 million, or 1%, to $15.9 million. Cost of revenues for the hardlines and lumber division decreased $0.2 million, or 2%, to $12.5 million, respectively, as compared to the three months ended December 31, 2000.

Cost of systems revenues was $8.7 million for the three months ended December 31, 2001, compared to $8.8 million for the three months ended December 31, 2000, a decrease of $0.1 million, or 1%. Cost of systems revenues for the automotive division for the three months ended December 31, 2001 remained constant at $3.6 million, as compared to the three months ended December 31, 2000. Cost of systems revenues for the hardlines and lumber division for the three months ended December 31, 2001 decreased $0.1 million to $5.1 million compared to the three months ended December 31, 2000. Even though systems revenue increased, as noted above, cost of systems sales remained comparable to last year due to cost savings from outsourcing systems assembly.

Cost of systems revenues as a percentage of systems revenues for the automotive division was 67% and 74% for the three months ended December 31, 2001 and 2000, respectively. Cost of systems revenues as a percentage of systems revenues for the hardlines and lumber division was 56% and 65% for the three months ended December 31, 2001 and 2000, respectively. The percentage fluctuations are primarily due to the factors described above.

Cost of revenues for services and finance was $19.7 million for the three months ended December 31, 2001, compared to $20.1 million for the three months ended December 31, 2000, a decrease of $0.4 million, or 2%. Cost of revenues for services and finance for the automotive division for the three months ended December 31, 2001 decreased $0.7 million to $11.8 million, compared to the three months ended December 31, 2000. The decrease was due primarily to lower personnel costs. Cost of revenues for services and finance for the hardlines and lumber division for the three months ended December 31, 2001 increased $0.4 million to $7.9 million, compared to the three months ended December 31, 2000. As a percentage of automotive services revenues, cost of revenues for services and finance for the automotive division was 47% and 49% for the three months ended December 31, 2001 and 2000, respectively. As a percentage of hardlines and lumber services revenues, cost of revenues for services and finance for the hardlines and lumber division was 52% and 53% for the three months ended December 31, 2001 and 2000, respectively. The percentage fluctuations are primarily due to the factors mentioned above.

Sales and marketing expense for the three months ended December 31, 2001 decreased $1.4 million to $9.0 million, as compared to the three months ended December 31, 2000. Sales and marketing expense for the automotive division for the three months ended December 31, 2001 decreased $1.8 million to $4.2 million, as compared to the three months ended December 31, 2000. As a percentage of automotive revenue, sales and marketing expense for the automotive division was 14% and 20% for the three months ended December 31, 2001 and 2000, respectively. The decrease in the sales and marketing expense for the automotive division is primarily due to lower personnel and travel costs. Sales and marketing expense for the hardlines and lumber division for the three months ended December 31, 2001 increased $0.5 million to $4.9 million, as compared to the three months ended December 31, 2000 primarily due to a higher provision for bad debt. As a percentage of hardlines and lumber revenue, sales and marketing expense for the hardlines and lumber division remained constant at 20% for the three months ended December 31, 2001 and 2000, respectively.

Product development expenses for the three months ended December 31, 2001 decreased $0.7 million to $3.6 million, a decrease of 15%, as compared to the three months ended December 31, 2000. As a percentage of revenue, product development expenses were 7% and 8% for the three months ended December 31, 2001 and 2000, respectively. Product development expenses for the automotive division for the three months ended December 31, 2001 decreased $0.5 million to $2.8 million. The decrease is primarily due to lower personnel costs. As a percentage of automotive division revenue, product development expenses for the automotive division were 9% and 11% for the three months ended December 31, 2001 and 2000, respectively. Product development expenses for the hardlines and lumber division for the three months ended December 31, 2001 decreased $0.2 million to $0.9 million mainly because of lower personnel costs. As a percentage of hardlines and lumber revenue, product development expenses for the hardlines and lumber division were 4% and 5% for the three months ended December 31, 2001 and 2000, respectively.

General and administrative expenses for the three months ended December 31, 2001 were $7.1 million compared to $10.1 million for the three months ended December 31, 2000, a decrease of $3.0 million, or 30%. As a percentage of revenues, general and administrative expense was 13% and 19% for the three months ended December 31, 2001 and 2000, respectively. The decrease in general and administrative expenses is primarily due to the adoption of the new accounting guidance regarding amortization of goodwill.

Interest expense for the three months ended December 31, 2001 decreased $0.8 million to $4.1 million compared to the three months ended December 31, 2000. See "Liquidity and Capital Resources."

As a result of the above factors, the Company experienced net income of $1.3 million for the three months ended December 31, 2001, compared to a net loss of $5.3 million for the three months ended December 31, 2000, an improvement of $6.6 million.

Liquidity and Capital Resources

As of December 31, 2001, the Company had $167.1 million in outstanding indebtedness, a decrease of $9.6 million from September 30, 2001. The Company's outstanding indebtedness under its Restated Senior Credit Facilities at December 31, 2001 included $23.0 million borrowed on the Company's $47.5 million senior secured revolving credit facility under its Restated Senior Credit Facilities and $42.6 million of senior secured term loans. Remaining indebtedness consists of $100.0 million of Senior Subordinated Notes, due 2008, bearing interest at 9%, and $1.5 million that matures in varying amounts over the next five years. The Company's Restated Senior Credit Facilities impose certain restrictions on the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. At December 31, 2001, the Company was in compliance with these restrictions.

The $42.6 million term loan facility requires repayment of $2.6 million per quarter in fiscal year 2002. The revolving credit facility is due on March 31, 2003. The Company anticipates refinancing its revolving credit facility prior to maturity, although there can be no assurances that the Company will be successful in refinancing its revolving credit facility on acceptable terms, if at all. In total, all borrowings under the Restated Senior Credit Facilities are scheduled to be repaid by March 31, 2004. A portion of the Company's debt bears interest at floating rates; therefore, its financial condition is and will be affected by changes in prevailing rates.

In addition to servicing its debt obligations, the Company requires substantial liquidity for capital expenditures and working capital needs. The Company also requires working capital as it funds its customer leasing operations and then periodically produces working capital as it liquidates its lease portfolio through discounting arrangements with banks and lending institutions. For the three months ended December 31, 2001, the Company's capital expenditures were $3.6 million, which includes $2.3 million for capitalized computer software costs and databases. Additionally, the Company is obligated to pay a minimum royalty of $1.0 million through 2011 for a software license that the Company sublicenses to customers in the automotive industry.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.

Reference is made to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. There have been no material changes in the quarter ended December 31, 2001.

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.

The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, although there can be no assurances, the Company does not anticipate that the resolution of these matters will have a material adverse effect on the Company's results of operation or financial position.

Item 2.       Changes in Securities and Use of Proceeds.

None

Item 3.       Defaults Upon Senior Securities.

None

Item 4.       Submission of Matters to a Vote of Security Holders.

              By consent of the sole shareholder of the Company in lieu of an annual meeting, the following persons were elected as directors of the Company on December 7, 2001: Thomas O. Hicks, Jack D. Furst, Joe Colonnetta, A. Laurence Jones, James R. Porter, Glenn E. Staats, Preston W. Staats, and Michael A. Aviles.

Item 5.       Other Information.

None

Item 6.       Exhibits and Reports on Form 8-K.

              (a)   Exhibits

                    None

              (b)   Reports on Form 8-K

                    No reports on Form 8-K have been filed during the three months ended December 31, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of February 2002.

                               COOPERATIVE COMPUTING, INC.

                               By:  /s/ GREG PETERSEN
                                    --------------------------------------------
                               Greg Petersen
                               Senior Vice President, Finance and Administration