Form 10-Q
period 2002-03-31
COOPERATIVE COMPUTING INC /DE/
filed 2002-05-14
CIK 1059103

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                               Outstanding at May 14, 2002
         -----                               ---------------------------
     Common Stock                               1,000 shares

================================================================================

                           COOPERATIVE COMPUTING, INC.
                                      INDEX

                                                                           PAGE
                                                                           ----
FORWARD-LOOKING STATEMENTS                                                  3

PART I - FINANCIAL INFORMATION                                              4

ITEM 1. - FINANCIAL STATEMENTS                                              4

       COOPERATIVE COMPUTING HOLDING COMPANY, INC.

       Consolidated Balance Sheets as of September 30, 2001 and
       March 31, 2002                                                       4

       Consolidated Statements of Operations for the three and six
       months ended March 31, 2001 and March 31, 2002                       5

       Consolidated Statements of Cash Flows for the six months
       ended March 31, 2001 and March 31, 2002                              6

       Notes to Consolidated Financial Statements                           7

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                              10

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       14

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS                                                15

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS                        15

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES                                  15

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              15

ITEM 5. - OTHER INFORMATION                                                15

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                 15

SIGNATURE                                                                  16

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                                 March 31,
                                                                     September 30,                 2002
                                                                         2001                   (Unaudited)
                                                                     -------------              -----------
ASSETS:
Current assets:
   Cash and cash equivalents                                          $    3,897                 $        -
   Trade accounts receivable, net of allowance for doubtful
      accounts of $4,353 and $7,111 at September 30, 2001 and
      March 31, 2002, respectively                                        35,679                     32,803
   Inventories, net                                                        2,391                      2,743
   Investment in leases, net                                               3,735                      3,462
   Deferred income taxes                                                   5,991                      5,991
     Prepaid expenses and other current assets                             5,126                      4,118
                                                                      ----------                 ----------
         Total current assets                                             56,819                     49,117

Service parts, net                                                         2,868                      2,146
Property and equipment, net                                                6,504                      7,201
Long-term investment in leases                                             8,621                      5,819
Capitalized computer software costs, net                                  12,927                     12,308
Databases, net                                                            12,350                     11,945
Goodwill                                                                 100,572                     87,159
Other assets                                                              22,126                     19,705
                                                                      ----------                 ----------
         Total assets                                                 $  222,787                 $  195,400
                                                                      ==========                 ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
   Accounts payable                                                   $    9,458                 $    9,232
   Payroll related accruals                                               12,923                     13,513
   Deferred revenue                                                       12,153                     12,743
   Current portion of long-term debt                                      10,737                     26,702
   Accrued expenses and other current liabilities                          8,791                     10,815
                                                                      ----------                 ----------
         Total current liabilities                                        54,062                     73,005

Long-term debt                                                           166,020                    129,666
Deferred income taxes and other liabilities                               27,416                     13,326
                                                                      ----------                 ----------
         Total liabilities                                               247,498                    215,997

Redeemable Class A Common Stock, including $26,104 and $34,061 in accumulated accretion at September 30, 2001 and March 31,
   2002, respectively                                                     51,104                     59,061
Stockholders' deficit:
   Common Stock:
      Par value $.000125, authorized 50,000,000 shares,
      issued and outstanding 35,220,000 at
      September 30, 2001 and March 31, 2002                                    4                          4
   Additional paid-in capital                                             87,934                     87,934
   Retained deficit                                                     (162,490)                  (166,527)
   Other accumulated comprehensive income:
      Cumulative translation adjustment                                   (1,263)                    (1,069)
                                                                      ----------                 ----------
Total stockholders' deficit                                              (75,815)                   (79,658)
                                                                      ----------                 ----------
Total liabilities and stockholders' deficit                           $  222,787                 $  195,400
                                                                      ==========                 ==========



                             See accompanying notes

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (in thousands)


                                                               Three Months Ended                 Six Months Ended
                                                                   March 31,                          March 31,
                                                           --------------------------        --------------------------
                                                             2001             2002              2001            2002
                                                           ---------        ---------        ----------       ---------
Revenues:
   Systems                                                 $  14,446        $  16,923        $   27,298       $  31,468
   Services and finance                                       40,300           40,036            79,906          80,110
                                                           ---------        ---------        ----------       ---------
Total revenues                                                54,746           56,959           107,204         111,578
Cost of revenues:
   Systems                                                     8,124            9,591            16,916          18,308
   Services and finance                                       20,670           19,301            40,737          38,996
                                                           ---------        ---------        ----------       ---------
Total cost of revenues                                        28,794           28,892            57,653          57,304
                                                           ---------        ---------        ----------       ---------
Gross margin                                                  25,952           28,067            49,551          54,274
Operating expenses:
   Sales and marketing                                        10,446            8,487            20,844          17,525
   Product development                                         4,579            4,602             8,896           8,251
   General and administrative                                  9,405            7,170            19,535          14,239
                                                           ---------        ---------        ----------       ---------
Total operating expenses                                      24,430           20,259            49,275          40,015
                                                           ---------        ---------        ----------       ---------
Operating income                                               1,522            7,808               276          14,259
Interest expense                                              (4,674)          (3,506)           (9,547)         (7,563)
Equity loss in affiliate                                           -             (200)                -            (400)
Foreign exchange gain (loss)                                      (7)              44                32             (98)
Other income, net                                                 13               54                72             390
                                                           ---------        ---------        ----------       ---------
Income (loss) before income taxes                             (3,146)           4,200            (9,167)          6,588
Income tax (benefit) expense                                    (390)           1,611            (1,136)          2,668
                                                           ---------        ---------        ----------       ---------
Net income (loss)                                             (2,756)           2,589            (8,031)          3,920
Accretion of redeemable stock                                 (2,914)          (3,935)           (5,894)         (7,957)
                                                           ---------        ---------        ----------       ---------
Net loss attributable to common stock                      $  (5,670)       $  (1,346)       $  (13,925)      $  (4,037)
                                                           =========        =========        ==========       =========

Comprehensive income (loss):
   Net income (loss)                                       $  (2,756)       $   2,589        $   (8,031)      $   3,920
   Foreign currency translation adjustment                      (515)             (86)              749             194
                                                           ---------        ---------        ----------       ---------
   Comprehensive income (loss)                             $  (3,271)       $   2,503        $   (7,282)      $   4,114
                                                           =========        =========        ==========       =========


                             See accompanying notes

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                               Six Months Ended
                                                                                  March 31,
                                                                        -----------------------------
                                                                           2001               2002
                                                                        ----------         ----------
OPERATING ACTIVITIES
Net income (loss)                                                       $   (8,031)        $    3,920
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation                                                             4,460              3,691
    Amortization                                                            11,727              5,499
    Deferred income taxes                                                       22                  -
    Equity loss from affiliate                                                   -                400
    Equity gain from partnerships                                             (127)              (122)
    Lease loss provision                                                     3,349              1,850
    Provision for doubtful accounts                                          3,888              5,662
    Other, net                                                                (156)               165
    Changes in assets and liabilities:
      Trade accounts receivable                                             (8,764)            (2,786)
      Inventories                                                              (76)              (352)
      Investment in leases                                                  (2,346)             1,225
      Prepaid expenses and other assets                                        662              1,968
      Accounts payable                                                       1,905               (226)
      Deferred revenue                                                         597                590
      Accrued expenses and other current liabilities                        (1,414)             1,875
                                                                        ----------         ----------
Net cash provided by operating activities                                    5,696             23,359

INVESTING ACTIVITIES
Purchase of property and equipment                                          (1,912)            (2,549)
Capitalized computer software costs and databases                           (4,740)            (3,431)
Purchase of service parts                                                   (1,467)              (951)
Equity distributions from partnerships                                         142                 64
                                                                        ----------         ----------
Net cash used in investing activities                                       (7,977)            (6,867)

FINANCING ACTIVITIES
Proceeds from debt facility                                                 26,550                  -
Payment on long-term debt facilities                                       (22,500)           (20,389)
                                                                        ----------         ----------
Net cash provided by (used in) financing activities                          4,050            (20,389)
                                                                        ----------         ----------
Net increase (decrease) in cash and cash equivalents                         1,769             (3,897)
Cash and cash equivalents, beginning of period                                 679              3,897
                                                                        ----------         ----------
Cash and cash equivalents, end of period                                $    2,448         $        -
                                                                        ===========        ==========
Supplemental disclosures of cash flow information
Cash paid during the period for:
   Interest                                                             $    8,087         $    6,808
                                                                        ==========         ==========
   Income taxes                                                         $      273         $    1,613
                                                                        ==========         ==========
Non cash financing activity:
   Accretion of Class A Common Stock                                    $    5,894         $    7,957
                                                                        ==========         ==========



                             See accompanying notes

                   COOPERATIVE COMPUTING HOLDING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Cooperative Computing Holding Company, Inc. ("Holding", or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2002 may not be indicative of the results for the full fiscal year ending September 30, 2002. Holding has no assets or liabilities other than (1) its investment in its wholly owned subsidiary, Cooperative Computing, Inc. ("CCI") and (2) its Redeemable Class A Common Stock, the net proceeds of which were contributed in full to a subsidiary; accordingly, these consolidated financial statements represent the operations of CCI and its subsidiaries.

Certain amounts in the six months ended March 31, 2001 have been reclassified to conform to the presentation for the six months ended March 31, 2002.

2.   LEASE RECEIVABLES

Activity in the following servicing and recourse obligation liability accounts (recorded in other liabilities in the Company's balance sheet) was as follows (in thousands):

                                                      LEASE SERVICING        RECOURSE
                                                         OBLIGATION         OBLIGATION
                                                      --------------------------------
        Balance at September 30, 2001                    $  833              $  5,950
        Newly-created liabilities                             -                 1,888
        Charges and lease write-offs                       (208)               (1,393)
                                                         ------              --------
        Balance at March 31, 2002                        $  625              $  6,445
                                                         ======              ========



3.   INCOME TAXES

The Company recorded income tax expense for the six months ended March 31, 2002 at an effective rate of 40.5%, which is based on the Company's anticipated results for the full fiscal year. The Company's income tax expense differs from the amount computed by applying the statutory rate to income before income taxes due to the impact of permanent differences, such as meals and entertainment expense, and amortization of certain acquired intangibles.

4.   COMMON STOCK OPTION PLAN

In April 2002, the Company approved the grant of 570,000 options at an exercise price equal to the estimated fair market value of $1.00 per share.

5.   GOODWILL AND OTHER INTANGIBLES

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001 ("SFAS 142"). SFAS 142 discontinues the amortization of goodwill and requires future periodic testing of goodwill for impairment. In addition, SFAS 142 requires reassessment of the useful lives of previously recognized intangible assets.

With the adoption of the Statement, the Company ceased amortization of goodwill as of October 1, 2001. The following table presents the consolidated results of the Company on a comparable basis (in thousands):


                                                        Three Months Ended                       Six Months Ended
                                                             March 31,                              March 31,
                                                     --------------------------            --------------------------
                                                       2001               2002               2001              2002
                                                     ---------         --------            ---------         --------
Reported net income (loss)                           $  (2,756)        $  2,589            $  (8,031)        $  3,920
Goodwill amortization, net of tax                        2,801                -                5,615                -
                                                     ---------         --------            ---------         --------
Adjusted net income (loss)                           $      45         $  2,589            $  (2,416)        $  3,920
                                                     =========         ========            =========         ========


Prior to March 31, 2002, the Company completed a preliminary goodwill impairment test as required by SFAS 142. This test involved the use of estimates related to the fair market value of the business with which the goodwill is associated. Based on this impairment test, there was no impairment of goodwill as of October 1, 2001.

In addition, the intangible asset established for trademarks and tradenames is subject to amortization in accordance with SFAS 142. The gross carrying amount related to trademarks and tradenames was $14,991,000 while the associated accumulated amortization balance at September 30, 2001 and March 31, 2002 was $6,834,000 and $7,281,000, respectively. The aggregate amortization expense was $224,000 and $448,000 for the three and six months ended March 31, 2001 and 2002, respectively. Estimated amortization expense for the next five fiscal years is approximately $900,000 in 2002 and 2003, $860,000 in 2004, $790,000 in
2005, and $784,000 in 2006.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. The statement is effective for financial statements for fiscal years beginning after June 15, 2002. The new statement establishes accounting standards for recognition of a liability for an asset retirement obligation and the associated asset retirement cost. The Company does not anticipate any material impact from this statement on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). The statement broadens the presentation of discontinued operations to include more disposal transactions, and establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS 144 is effective for financial statements for fiscal years beginning after December 15, 2001. Management does not expect any material impact from adoption of this statement on the Company's financial position or results of operations.

7.   SEGMENT REPORTING

The Company's business operations are organized into two divisions, the automotive division and the hardlines and lumber division, as shown below. Additionally, a breakdown by geographic area of total revenues and total assets is disclosed. The Americas geographic area covers the United States and Canada. The Europe geographic area covers the United Kingdom, Ireland and France.



                                                                                   (in thousands)
                                                               Three Months Ended                     Six Months Ended
                                                                    March 31,                            March 31,
                                                           --------------------------         ----------------------------
                                                             2001              2002               2001               2002
                                                           ---------        ---------         ----------        ----------
Systems revenues:
   Automotive                                              $   6,042        $   6,961         $   10,885        $   12,315
   Hardlines and lumber                                        8,404            9,962             16,413            19,153
                                                           ---------        ---------         ----------        ----------
Total systems revenues:                                       14,446           16,923             27,298            31,468

Services and finance revenues:
   Automotive                                                 24,898           24,799             50,349            49,789
   Hardlines and lumber                                       15,402           15,237             29,557            30,321
                                                           ---------        ---------         ----------        ----------
Total services and finance revenues:                          40,300           40,036             79,906            80,110

Systems costs of revenues:
   Automotive                                                  3,382            4,798              6,981             8,397
   Hardlines and lumber                                        4,742            4,793              9,935             9,911
                                                           ---------        ---------         ----------        ----------
Total systems costs of revenues:                               8,124            9,591             16,916            18,308

Services and finance cost of revenues:
   Automotive                                                 12,927           11,063             25,465            22,896
   Hardlines and lumber                                        7,743            8,238             15,272            16,100
                                                           ---------        ---------         ----------        ----------
Total services and finance cost of revenues:                  20,670           19,301             40,737            38,996

Sales and marketing:
   Automotive                                                  6,118            3,938             12,115             8,105
   Hardlines and lumber                                        4,328            4,549              8,729             9,420
                                                           ---------        ---------         ----------        ----------
Total sales and marketing:                                    10,446            8,487             20,844            17,525

Product development:
   Automotive                                                  3,699            3,637              6,921             6,402
   Hardlines and lumber                                          880              965              1,975             1,849
                                                           ---------        ---------         ----------        ----------
Total product development:                                     4,579            4,602              8,896             8,251

General and administrative                                     9,405            7,170             19,535            14,239
Interest expense                                              (4,674)          (3,506)            (9,547)           (7,563)
Other income (expense), net                                        6             (102)               104              (108)
                                                           ---------        ---------         ----------        ----------
Income (loss) before income taxes                          $  (3,146)       $   4,200         $   (9,167)       $    6,588
                                                           =========        =========         ==========        ==========

Revenues:
   Americas                                                $  53,382        $  55,731         $  104,525        $  108,985
   Europe                                                      1,364            1,228              2,679             2,593
                                                           ---------        ---------         ----------        ----------
Total revenues                                             $  54,746        $  56,959         $  107,204        $  111,578
                                                           =========        =========         ==========        ==========

Assets:
   Americas                                                $ 237,010        $ 190,773         $  237,010        $  190,773
   Europe                                                      4,996            4,627              4,996             4,627
                                                           ---------        ---------         ----------        ----------
                                                           $ 242,006        $ 195,400         $  242,006        $  195,400
                                                           =========        =========         ==========        ==========

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

Historical Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues for the three months ended March 31, 2002 were $57.0 million, an increase of $2.3 million, or 4%, from the $54.7 million recorded in the prior year's period. The increase was primarily attributable to the hardlines and lumber division, which had revenue growth of $1.4 million.

Systems revenues for the three months ended March 31, 2002 were $17.0 million, compared to $14.4 million for the three months ended March 31, 2001, an increase of $2.6 million, or 18%. Systems revenues for the automotive division for the three months ended March 31, 2002 increased $1.0 million to $7.0 million, as compared to last year, an increase of 17%. The revenue increase was primarily due to current customers upgrading their systems. Systems revenues for the hardlines and lumber division for the three months ended March 31, 2002 increased $1.6 million to $10.0 million, or 19%, as compared to the three months ended March 31, 2001. The revenue increase was primarily due to increased sales of systems upgrades to the current customer base.

Services and finance revenues were $40.0 million for the three months ended March 31, 2002, compared to $40.3 million for the three months ended March 31, 2001, a decrease of $0.3 million, or 1%. For the three months ended March 31, 2002, services and finance revenues for the automotive division decreased $0.1 million from $24.9 million to $24.8 million, while the hardlines and lumber division's revenues decreased $0.2 million from $15.4 million to $15.2 million, as compared to the three months ended March 30, 2001.

Cost of revenue was $28.9 million for the three months ended March 31, 2002, compared to $28.8 million for the three months ended March 31, 2001, an increase of $0.1 million, or less than one percent. For the three months ended March 31, 2002, cost of revenues for the automotive division decreased $0.4 million, or 3%, to $15.9 million. For the quarter ended March 31, 2002, cost of revenues for the hardlines and lumber division increased $0.5 million, or 4%, to $13.0 million, respectively, as compared to the three months ended March 31, 2001.

Cost of systems revenue was $9.6 million for the three months ended March 31, 2002, compared to $8.1 million for the three months ended March 31, 2001, an increase of $1.5 million, or 18%. Cost of systems revenues for the automotive division for the three months ended March 31, 2002 increased $1.4 million, or 42%, to $4.8 million compared to the three months ended March 31, 2001. The increase in cost of systems revenues is primarily due to the increase in systems sales. Cost of systems revenues as a percentage of systems revenues for the automotive division was 69% and 56% for the three months ended March 31, 2002 and 2001, respectively. The increased cost percentage is primarily due to a higher volume of lower margin systems being sold in the quarter ended March 31, 2002. Cost of systems revenues for the hardlines and lumber division for the three months ended March 31, 2002 increased $0.1 million to $4.8 million compared to the three months ended March 31, 2001, an increase of 1%. Cost of systems revenue as a percentage of systems for the hardlines and lumber division was 48% and 56% for the three months ended March 31, 2002 and 2001, respectively. The decreased cost percentage is primarily due to the sale of higher margin systems in the quarter ended March 31, 2002.

Cost of revenues for services and finance was $19.3 million for the three months ended March 31, 2002, compared to $20.7 million for the three months ended March 31, 2001, a decrease of $1.4 million, or 7%. Cost of revenues for services and finance for the automotive division for the three months ended March 31, 2002 decreased $1.9 million to $11.1 million, compared to the three months ended March 31, 2001. Cost of revenues for services and finance for the automotive division is down primarily due to less use of the Company's field engineers by the automotive division and lower amortization and depreciation expense as certain assets become fully amortized. Cost of revenues for services and finance for the hardlines and lumber division for the three months ended March 31, 2002 increased $0.5 million to $8.2 million, compared to the three months ended March 31, 2001. Cost of revenues of services and finance for the hardlines and lumber division increased primarily due to a higher use of the Company's field engineers by the hardlines and lumber division. As a percentage of automotive services revenues, cost of revenues for services and finance for the automotive division was 45% and 52% for the three months ended March 31, 2002 and 2001, respectively. As a percentage of hardlines and lumber division services revenues, cost of revenues for services and finance for the hardlines and lumber division was 54% and 50% for the three months ended March 31, 2002 and 2001, respectively. The percentage fluctuations are primarily due to the factors mentioned above.

Sales and marketing expense for the three months ended March 31, 2002 decreased $2.0 million, or 19%, to $8.5 million, as compared to the three months ended March 31, 2001. Sales and marketing expense for the automotive division for the three months ended March 31, 2002 decreased $2.1 million to $4.0 million, as compared to the three months ended March 31, 2001. As a percentage of automotive revenue, sales and marketing expense for the automotive division was 13% and 20% for the three months ended March 31, 2002 and 2001, respectively. The decrease in the sales and marketing expense for the automotive division is primarily due to a lower accrual for leasing bad debt and lower travel and personnel costs. Sales and marketing expense for the hardlines and lumber division for the three months ended March 31, 2002 increased $0.1 million to $4.5 million, as compared to the three months ended March 31, 2001. The increase in sales and marketing expense in the hardlines and lumber division is primarily due to higher personnel costs due to the increased systems sales. As a percentage of hardlines and lumber division revenue, sales and marketing expense for the hardlines and lumber division was 18% and 19% for the three months ended March 31, 2002 and 2001, respectively.

Product development expenses for the three months ended March 31, 2002 remained at $4.6 million, as compared to the three months ended March 31, 2001. As a percentage of revenue, product development expense was 8% for the three months ended March 31, 2002 and March 31, 2001. Product development expenses for the automotive division for the three months ended March 31, 2002 decreased $0.1 million to $3.6 million. The decrease is primarily due to lower personnel costs. As a percentage of automotive division revenue, product development expenses for the automotive division were 11% and 12% for the three months ended March 31, 2002 and 2001, respectively. Product development expenses for the hardlines and lumber division for the three months ended March 31, 2002 increased $0.1 million to $1.0 million. The increase was due to higher personnel costs. As a percentage of hardlines and lumber division revenue, product development expense for the hardlines and lumber division was 4% for the three months ended March 31, 2002 and 2001.

General and administrative expense for the three months ended March 31, 2002 was $7.2 million, a decrease of $2.2 million, or 24%, as compared to the three months ended March 31, 2001. The decrease was primarily due to the October 1, 2001 adoption of the new accounting guidance regarding amortization of goodwill. As a percentage of revenues, general and administrative expense was 13% and 17% for the three months ended March 31, 2002 and 2001, respectively.

Interest expense for the three months ended March 31, 2002 was $3.5 million compared to $4.7 million for the three months ended March 31, 2001, a decrease of $1.2 million, or 25%. Interest was down due to a combination of lower interest rates and a lower principal balance. See "Liquidity and Capital Resources."

As a result of the above factors, the Company realized net income of $2.6 million for the three months ended March 31, 2002, compared to a net loss of $2.8 million for the three months ended March 31, 2001, an improvement of $5.4 million.

Six Months Ended March 31, 2002 Compared to Six Months Ended March 31, 2001

Revenues for the six months ended March 31, 2002 were $111.6 million, compared to $107.2 million for the six months ended March 31, 2001, an increase of $4.4 million, or 4%. For the six months ended March 31, 2002, revenues for the automotive division increased $0.9 million, or 1%, to $62.1 million, as compared to the six months ended March 31, 2001. For the six months ended March 31, 2002, revenues for the hardlines and lumber division increased $3.5 million, or 8%, to $49.5 million, as compared to the six months ended March 31, 2001.

Systems revenues for the six months ended March 31, 2002 were $31.5 million, compared to $27.3 million for the six months ended March 31, 2001, an increase of $4.2 million, or 15%. Systems revenues for the automotive division for the six months ended March 31, 2002 increased $1.4 million, or 13%, to $12.3 million, as compared to the six months ended March 31, 2001. This increase was primarily due to current customers upgrading their systems. Systems revenues for the hardlines and lumber division for the six months ended March 31, 2002 increased $2.8 million, or 17%, to $19.2 million as compared to the six months ended March 31, 2001, primarily due to increased sales of systems upgrades to the current customer base.

Services and finance revenues were $80.1 million for the six months ended March 31, 2002, compared to $79.9 million for the six months ended March 31, 2001, an increase of $0.2 million, or less than one percent. Services and finance revenues for the automotive division for the six months ended March 31, 2002 decreased $0.5 million to $49.8 million, as compared to the six months ended March 31, 2001. This decrease was primarily due to customer attrition in the automotive recycling product line. Services and finance revenues for the hardlines and lumber division for the six months ended March 31, 2002 increased $0.7 million to $30.3 million, as compared to the six months ended March 31, 2001. This increase was primarily due to increased customer service revenue.

Cost of revenues was $57.3 million for the six months ended March 31, 2002, compared to $57.7 million for the six months ended March 31, 2001, a decrease of $0.4 million, or 1%. For the six months ended March 31, 2002, cost of revenues for the automotive division decreased $1.2 million, or 4%, to $31.3 million, as compared to the six months ended March 31, 2001. For the six months ended March 31, 2002, cost of revenues for the hardlines and lumber division increased $0.8 million, or 3%, to $26.0 million, as compared to the six months ended March 31, 2001.

Cost of systems revenues was $18.3 million for the six months ended March 31, 2002, compared to $16.9 million for the six months ended March 31, 2001, an increase of $1.4 million, or 8%. Cost of systems revenues for the automotive division for the six months ended March 31, 2002 increased $1.4 million to $8.4 million, as compared to the six months ended March 31, 2001. The increase was primarily due to the increase in systems sales. Cost of systems revenues as a percentage of systems revenues for the automotive division was 68% and 64% for the six months ended March 31, 2002 and 2001, respectively. Although revenue for the hardlines and lumber division systems increased, cost of systems revenues for the hardlines and lumber division for the six months ended March 31, 2002 remained constant at $9.9 million, compared to the six months ended March 31, 2001, primarily due to the sale of higher margin systems in the quarter ended March 31, 2002. Accordingly, cost of systems revenues as a percentage of systems revenues for the hardlines and lumber division was 52% and 61% for the six months ended March 31, 2002 and 2001, respectively.

Cost of revenues for services and finance was $39.0 million for the six months ended March 31, 2002, compared to $40.8 million for the six months ended March 31, 2001, a decrease of $1.8 million, or 5%. Cost of revenues for services and finance for the automotive division for the six months ended March 31, 2002 decreased $2.6 million to $22.9 million, compared to the six months ended March 31, 2001. Cost of revenues of services and finance for the automotive division decreased primarily due to less use of the Company's field engineers by the automotive division and lower amortization and depreciation expense as certain assets became fully amortized. Cost of revenues of services and finance for the hardlines and lumber division for the six months ended March 31, 2002 increased $0.8 million, or 5%, to $16.1 million compared to the six months ended March 31, 2001. Cost of revenues for services and finance for the hardlines and lumber division increased primarily due to a higher use of the Company's field engineers by the hardlines and lumber division. As a percentage of services revenues, cost of revenues for services and finance for the automotive division was 46% and 51% for the six months ended March 31, 2002 and 2001, respectively. As a percentage of services revenues, cost of revenues for services and finance for the hardlines and lumber division was 53% and 52% for the six months ended March 31, 2002 and 2001, respectively.

Sales and marketing expense for the six months ended March 31, 2002 decreased $3.3 million, or 16%, to $17.5 million, as compared to the six months ended March 31, 2001. Sales and marketing expense for the automotive division for the six months ended March 31, 2002 decreased $4.0 million to $8.1 million as compared to the six months ended March 31, 2001. As a percentage of automotive revenue, sales and marketing expense for the automotive division was 13% and 20% for the six months ended March 31, 2002 and 2001, respectively. The decrease in sales and marketing expense is related primarily to lower personnel costs and lower leasing bad debt accruals. Sales and marketing expense for the hardlines and lumber division for the six months ended March 31, 2002 increased $0.7 million to $9.4 million, as compared to the six months ended March 31, 2001. As a percentage of hardlines and lumber division revenue, sales and marketing expense for the hardlines and lumber division remained constant at 19% for the six months ended March 31, 2002 and 2001. The increase in sales and marketing expense in the hardlines and lumber division was due to a higher bad debt accrual and higher personnel costs due to the increased systems sales.

Product development expenses for the six months ended March 31, 2002 decreased $0.6 million to $8.3 million, as compared to the six months ended March 31, 2001. As a percentage of revenue, product development expenses were 7% and 8% for the six months ended March 31, 2002 and 2001, respectively. Product development expenses for the automotive division for the six months ended March 31, 2002 decreased $0.5 million to $6.4 million. The decrease was primarily due to lower personnel costs. As a percentage of automotive division revenue, product development expenses for the automotive division were 10% and 11% for the six months ended March 31, 2002 and 2001, respectively. Product development expenses for the hardlines and lumber division for the six months ended March 31, 2002 decreased $0.1 million to $1.9 million. As a percentage of hardlines and lumber division revenue, product development expenses for the hardlines and lumber division remained at 4% for the six months ended March 31, 2002 and 2001.

General and administrative expense for the six months ended March 31, 2002 decreased $5.3 million to $14.2 million as compared to the six months ended March 31, 2001. As a percentage of revenues, general and administrative expense was 13% and 18% for the six months ended March 31, 2002 and 2001, respectively. The decrease was primarily due to the application of the October 1, 2001 adoption of the new accounting guidance regarding amortization of goodwill.

Interest expense for the six months ended March 31, 2002 was $7.6 million compared to $9.5 million for the six months ended March 31, 2001, a decrease of $1.9 million, or 20%. See "Liquidity and Capital Resources." The decrease was due to lower interest rates and a lower principal balance.

As a result of the above factors, the Company realized net income of $3.9 million for the six months ended March 31, 2002, compared to a net loss of $8.0 million for the six months ended March 31, 2001, an improvement of $11.9 million.

Liquidity and Capital Resources

As of March 31, 2002, the Company had $156.4 million in outstanding indebtedness, a decrease of $20.4 million from September 30, 2001. The Company's outstanding indebtedness under its Restated Senior Credit Facilities at March 31, 2002 included $15.0 million borrowed on the Company's $47.5 million senior secured revolving credit facility under its Restated Senior Credit Facilities and $40.0 million of senior secured term loans. Remaining indebtedness consists of $100.0 million of Senior Subordinated Notes, due 2008, bearing interest at 9%, and $1.4 million in debt which matures in varying amounts over the next five years. The Company's Restated Senior Credit Facilities impose certain restrictions on the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. At March 31, 2002, the Company was in compliance with these restrictions.

The $40.0 million term loan facility requires repayment of $2.6 million per quarter in fiscal year 2002. The revolving credit facility is due on March 31, 2003. Accordingly, the March 31, 2002 current portion of long term debt is comprised of the $15.0 million revolving credit facility balance, $11.4 million of the term loan facility and $0.3 million of other debt. The Company anticipates refinancing its revolving credit facility prior to maturity, although there can be no assurances that the Company will be successful in refinancing its revolving credit facility on acceptable terms, if at all. All senior term loan borrowings under the Restated Senior Credit Facilities are scheduled to be repaid by March 31, 2004. A portion of the Company's debt bears interest at floating rates; therefore, its financial condition is and will be affected by changes in prevailing rates.

In addition to servicing its debt obligations, the Company requires substantial liquidity for capital expenditures and working capital needs. For the six months ended March 31, 2002, the Company's capital expenditures were $6.9 million, which included $3.4 million for capitalized computer software costs and databases.

The Company believes that cash flows from operations, together with the amounts available under the Company's Restated Senior Credit Facilities, will be sufficient to fund its anticipated working capital and debt service requirements (including the funding of the customer leasing operations) through the remainder of this fiscal year. The Company's ability to meet its working capital and debt service requirements, however, is subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. If the Company is not able to meet such requirements, it may be required to seek additional financing. There can be no assurance that the Company will be able to obtain financing from other sources on terms acceptable to the Company, if at all.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.

Reference is made to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. There have been no material changes in the quarter ended March 31, 2002.

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

None

Item 5.     Other Information.

None

Item 6.     Exhibits and Reports on Form 8-K.

            (a)     Exhibits

                    None

            (b)     Reports on Form 8-K

                    No reports on Form 8-K have been filed during the three months ended March 31, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of May 2002.

                                         COOPERATIVE COMPUTING, INC.
                                         By:  /s/ GREG PETERSEN
                                              -----------------
                                         Greg Petersen
                                         Senior Vice President, Finance
                                         and Administration