Form 10-Q
period 2002-06-30
COOPERATIVE COMPUTING INC /DE/
filed 2002-08-14
CIK 1059103

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-49389

Cooperative Computing, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	94-2160013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

804 Las Cimas Parkway, Suite 200
Austin, Texas	78746
(Address of principal executive offices)	(Zip Code)

(512) 328-2300
(Registrant’s telephone number, including area code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 14, 2002
Common Stock	1,000 shares

COOPERATIVE COMPUTING, INC.

FORWARD-LOOKING STATEMENTS

INFORMATION SET FORTH IN THIS QUARTERLY REPORT ON FORM 10-Q REGARDING EXPECTED OR POSSIBLE FUTURE EVENTS, INCLUDING STATEMENTS OF THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE GROWTH, OPERATIONS, PRODUCTS AND SERVICES AND STATEMENTS RELATING TO FUTURE ECONOMIC PERFORMANCE, IS FORWARD-LOOKING AND SUBJECT TO RISKS AND UNCERTAINTIES. FOR THOSE STATEMENTS, THE COMPANY CLAIMS THE PROTECTION OF THE SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS PROVIDED FOR BY SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON ESTIMATES AND ASSUMPTIONS MADE BY MANAGEMENT OF THE COMPANY, WHICH, ALTHOUGH BELIEVED TO BE REASONABLE, ARE INHERENTLY UNCERTAIN. THEREFORE, UNDUE RELIANCE SHOULD NOT BE PLACED UPON SUCH ESTIMATES AND STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH ESTIMATES OR STATEMENTS WILL BE REALIZED, AND IT IS LIKELY THAT ACTUAL RESULTS WILL DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE THE FOLLOWING: (1) INCREASED COMPETITION; (2) RAPID TECHNOLOGICAL CHANGE; (3) INCREASED COSTS; (4) RISKS ASSOCIATED WITH THE INTRODUCTION OF NEW PRODUCTS AND PRODUCT UPGRADES AND DEPENDENCE ON PROPRIETARY TECHNOLOGY; (5) THE LOSS OR RETIREMENT OF KEY MEMBERS OF MANAGEMENT; (6) THE INABILITY OF THE COMPANY TO SUCCESSFULLY INTEGRATE BUSINESSES ACQUIRED IN THE FUTURE AND TO REALIZE ANTICIPATED REVENUE AND COST SAVINGS OPPORTUNITIES; (7) INCREASES IN THE COMPANY’S COST OF BORROWINGS OR UNAVAILABILITY OF ADDITIONAL DEBT OR EQUITY CAPITAL; AND (8) CHANGES IN GENERAL ECONOMIC CONDITIONS IN THE MARKETS IN WHICH THE COMPANY MAY, FROM TIME TO TIME, COMPETE. MANY OF SUCH FACTORS WILL BE BEYOND THE CONTROL OF THE COMPANY AND ITS MANAGEMENT. IN ADDITION, OTHER FACTORS THAT COULD AFFECT THE FUTURE RESULTS OF THE COMPANY AND COULD CAUSE THOSE RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS ARE DISCUSSED AT GREATER LENGTH UNDER “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND APPEAR ELSEWHERE IN THIS QUARTERLY REPORT. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS SHOULD NOT BE CONSTRUED AS EXHAUSTIVE, AND THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION TO UPDATE, ANY FORWARD-LOOKING STATEMENTS TO REFLECT OCCURRENCES OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

COOPERATIVE COMPUTING HOLDING COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2001	June 30, 2002
ASSETS:
Current assets:
Cash and cash equivalents	$3,897	$946
Trade accounts receivable, net of allowance for doubtful accounts of $4,353 and $7,096 at September 30, 2001 and June 30, 2002, respectively	35,679	29,627
Inventories, net	2,391	2,765
Investment in leases, net	3,735	3,139
Deferred income taxes	5,991	3,491
Prepaid expenses and other current assets	5,126	4,609

Total current assets	56,819	44,577

Service parts, net	2,868	1,749
Property and equipment, net	6,504	6,065
Long-term investment in leases	8,621	4,621
Capitalized computer software costs, net	12,927	11,294
Databases, net	12,350	11,981
Goodwill	100,572	87,159
Other assets	22,126	17,874

Total assets	$222,787	$185,320

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$9,458	$8,552
Payroll related accruals	12,923	13,801
Deferred revenue	12,153	12,525
Current portion of long-term debt	10,737	14,776
Accrued expenses and other current liabilities	8,791	13,640

Total current liabilities	54,062	63,294

Long-term debt	166,020	129,280
Deferred income taxes and other liabilities	27,416	10,403

Total liabilities	247,498	202,977
Redeemable Class A Common Stock, including $26,104 and $38,560 in accumulated accretion at September 30, 2001 and June 30, 2002, respectively	51,104	63,560

Stockholders’ deficit:
Common Stock:
Par value $.000125, authorized 50,000,000 shares, issued and outstanding 35,220,000 at September 30, 2001 and June 30, 2002	4	4
Additional paid-in capital	87,934	87,934
Retained deficit	(162,490)	(168,572)
Other accumulated comprehensive income:
Cumulative translation adjustment	(1,263)	(583)

Total stockholders’ deficit	(75,815)	(81,217)

Total liabilities and stockholders’ deficit	$222,787	$185,320

See accompanying notes

COOPERATIVE COMPUTING HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2002	2001	2002
Revenues:
Systems	$13,233	$14,392	$40,531	$45,860
Services and finance	39,419	40,000	119,325	120,110

Total revenues	52,652	54,392	159,856	165,970
Cost of revenues:
Systems	7,628	8,783	24,543	27,090
Services and finance	18,857	19,639	59,594	58,636

Total cost of revenues	26,485	28,422	84,137	85,726

Gross margin	26,167	25,970	75,719	80,244
Operating expenses:
Sales and marketing	8,965	8,565	29,809	26,091
Product development	5,228	4,397	14,124	12,648
General and administrative	9,526	5,835	29,062	20,073

Total operating expenses	23,719	18,797	72,995	58,812

Operating income	2,448	7,173	2,724	21,432
Interest expense	(4,296)	(3,310)	(13,842)	(10,874)
Equity loss in affiliate	(411)	(200)	(411)	(600)
Foreign exchange gain (loss)	11	(24)	43	(122)
Gain on Disposal of Assets	—	211	—	211
Other income, net	329	275	400	666

Income (loss) before income taxes	(1,919)	4,125	(11,086)	10,713
Income tax (benefit) expense	(238)	1,671	(1,374)	4,339

Net income (loss)	(1,681)	2,454	(9,712)	6,374
Accretion of redeemable stock	(3,333)	(4,499)	(9,227)	(12,456)

Net loss attributable to common stock	$(5,014)	$(2,045)	$(18,939)	$(6,082)

Comprehensive income (loss):
Net income (loss)	$(1,681)	$2,454	$(9,712)	$6,374
Foreign currency translation adjustment	(419)	486	(730)	680

Comprehensive income (loss)	$(2,100)	$2,940	$(10,442)	$7,054

See accompanying notes

COOPERATIVE COMPUTING HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended June 30,
	2001	2002
OPERATING ACTIVITIES
Net income (loss)	$(9,712)	$6,374
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,101	5,301
Amortization	16,841	9,343
Deferred income taxes	4	2,500
Equity loss from affiliate	411	600
Equity gain from partnerships	(310)	(130)
Lease loss provision	4,324	2,635
Provision for doubtful accounts	5,482	8,016
Gain on sale of assets	—	(211)
Other, net	(437)	649
Changes in assets and liabilities:
Trade accounts receivable	(7,922)	(1,964)
Inventories	528	(374)
Investment in leases	(2,063)	1,961
Prepaid expenses and other assets	1,303	1,973
Accounts payable	1,054	(906)
Deferred revenue	417	372
Accrued expenses and other current liabilities	(1,602)	2,064

Net cash provided by operating activities	14,419	38,203

INVESTING ACTIVITIES
Purchase of property and equipment	(2,593)	(2,997)
Property and equipment sale proceeds	—	874
Capitalized computer software costs and databases	(6,572)	(5,279)
Purchase of service parts	(1,881)	(1,151)
Equity distributions from partnerships	292	100

Net cash used in investing activities	(10,754)	(8,453)

FINANCING ACTIVITIES
Proceeds from debt facility	31,275	1,500
Payment on long-term debt facilities	(33,897)	(34,201)

Net cash used in financing activities	(2,622)	(32,701)

Net increase (decrease) in cash and cash equivalents	1,043	(2,951)
Cash and cash equivalents, beginning of period	679	3,897

Cash and cash equivalents, end of period	$1,722	$946

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$9,751	$7,750

Income taxes	$389	$1,796

Non cash financing activity:
Accretion of Class A Common Stock	$9,227	$12,456

See accompanying notes

COOPERATIVE COMPUTING HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Cooperative Computing Holding Company, Inc. (“Holding”, or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2002 may not be indicative of the results for the full fiscal year ending September 30, 2002. Holding has no assets or liabilities other than (1) its investment in its wholly owned subsidiary, Cooperative Computing, Inc. (“CCI”) and (2) its Redeemable Class A Common Stock, the net proceeds of which were contributed in full to a subsidiary; accordingly, these consolidated financial statements represent the operations of CCI and its subsidiaries.

Certain amounts in the nine months ended June 30, 2001 have been reclassified to conform to the presentation for the nine months ended June 30, 2002.

2.    LEASE RECEIVABLES

Activity in the following servicing and recourse obligation liability accounts (recorded in other liabilities in the Company’s balance sheet) was as follows (in thousands):

	LEASE SERVICING OBLIGATION	RECOURSE OBLIGATION
Balance at September 30, 2001	$833	$5,950
Newly-created liabilities	4	2,635
Charges and lease write-offs	(312)	(2,682)

Balance at June 30, 2002	$525	$5,903

3.    INCOME TAXES

The Company recorded income tax expense for the nine months ended June 30, 2002 at an effective rate of 40.5%, which is based on the Company’s anticipated results for the full fiscal year. The Company’s income tax expense differs from the amount computed by applying the statutory rate to income before income taxes due to the impact of permanent differences, such as meals and entertainment expense, and amortization of certain acquired intangibles.

4.    COMMON STOCK OPTION PLAN

In July 2002, the Company approved the grant of 20,800 options at an exercise price equal to the estimated fair market value of $1.00 per share.

5.    GOODWILL AND OTHER INTANGIBLES

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001 (“SFAS 142”). SFAS 142 discontinues the amortization of goodwill and requires future periodic testing of goodwill for impairment. In addition, SFAS 142 requires reassessment of the useful lives of previously recognized intangible assets.

With the adoption of the Statement, the Company ceased amortization of goodwill as of October 1, 2001. The following table presents the consolidated results of the Company on a comparable basis (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2002	2001	2002
Reported net income (loss)	$(1,681)	$2,454	$(9,712)	$6,374
Goodwill amortization, net of tax	2,487	—	8,102	—

Adjusted net income (loss)	$806	$2,454	$(1,610)	$6,374

Prior to June 30, 2002, the Company completed a preliminary goodwill impairment test as required by SFAS 142. This test involved the use of estimates related to the fair market value of the business with which the goodwill is associated. Based on this impairment test, there was no impairment of goodwill as of October 1, 2001.

In addition, the intangible asset established for trademarks and tradenames is subject to amortization in accordance with SFAS 142. The gross carrying amount related to trademarks and tradenames was $14,991,000 while the associated accumulated amortization balance at September 30, 2001 and June 30, 2002 was $6,834,000 and $7,505,000, respectively. The aggregate amortization expense was $224,000 and $671,000 for the three and nine months ended June 30, 2001 and 2002, respectively. Estimated amortization expense for the next five fiscal years is approximately $894,000 in 2002 and 2003, $856,000 in 2004, and $787,000 in 2005 and 2006.

6.    RELATED PARTY TRANSACTIONS

In fiscal 2001, the Company provided certain services to Internet Autoparts, Inc. (“IAP”), an entity in which the Company has an approximate one-third interest. In May 2002, the Company refunded approximately $507,000 to IAP upon the conclusion of the service arrangement.

7.    RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). The statement is effective for financial statements for fiscal years beginning after June 15, 2002. The new statement establishes accounting standards for recognition of a liability for an asset retirement obligation and the associated asset retirement cost. The Company does not anticipate any material impact from this statement on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal ofLong-Lived Assets (“SFAS 144”). The statement broadens the presentation of discontinued operations to include more disposal transactions, and establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS 144 is effective for financial statements for fiscal years beginning after December 15, 2001. Management does not expect any material impact from adoption of this statement on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). The new statement requires sale-leaseback accounting for those lease modifications that have economic effects similar to sale-leaseback transactions. It also provides new guidance for debt extinguishment transactions that are part of an entity’s recurring operations. SFAS 145 is effective for fiscal years beginning after May 15, 2002. Management does not expect any material impact from adoption of this statement on the Company’s financial position or results of operations.

8.    SEGMENT REPORTING

The Company’s business operations are organized into two divisions, the automotive division and the hardlines and lumber division, as shown below. Additionally, a breakdown by geographic area of total revenues and total assets is disclosed. The Americas geographic area covers the United States and Canada. The Europe geographic area covers the United Kingdom, Ireland and France.

	(in thousands)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2002	2001	2002
Systems revenues:
Automotive	$5,115	$4,108	$16,000	$16,422
Hardlines and lumber	8,118	10,284	24,531	29,438

Total systems revenues:	13,233	14,392	40,531	45,860

Services and finance revenues:
Automotive	24,703	24,669	75,052	74,458
Hardlines and lumber	14,716	15,331	44,273	45,652

Total services and finance revenues:	39,419	40,000	119,325	120,110

Systems costs of revenues:
Automotive	3,556	3,187	10,535	11,583
Hardlines and lumber	4,072	5,596	14,008	15,507

Total systems costs of revenues:	7,628	8,783	24,543	27,090

Services and finance cost of revenues:
Automotive	11,484	11,146	36,948	34,044
Hardlines and lumber	7,373	8,493	22,646	24,592

Total services and finance cost of revenues:	18,857	19,639	59,594	58,636

Sales and marketing:
Automotive	4,789	4,025	16,903	12,131
Hardlines and lumber	4,176	4,540	12,906	13,960

Total sales and marketing:	8,965	8,565	29,809	26,091

Product development:
Automotive	4,275	3,501	11,196	9,903
Hardlines and lumber	953	896	2,928	2,745

Total product development:	5,228	4,397	14,124	12,648

General and administrative	9,526	5,835	29,062	20,073
Interest expense	(4,296)	(3,310)	(13,842)	(10,874)
Other income (expense), net	(71)	262	32	155

Income (loss) before income taxes	$(1,919)	$4,125	$(11,086)	$10,713

Revenues:
Americas	$51,343	$52,957	$155,868	$161,941
Europe	1,309	1,435	3,988	4,029

Total revenues	$52,652	$54,392	$159,856	$165,970

Assets:
Americas	$226,754	$180,481	$226,754	$180,481
Europe	5,239	4,839	5,239	4,839

	$231,993	$185,320	$231,993	$185,320

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited historical consolidated financial statements and notes thereto, which are included elsewhere herein.

General

Cooperative Computing, Inc., a Delaware corporation (hereinafter referred to as the “Company” or “CCI”), designs and provides management information systems and services for the automotive parts aftermarket and the hardlines and lumber industry. The automotive parts aftermarket consists of the production, sale and installation of both new and remanufactured parts used in the maintenance and repair of automobiles and light trucks. The hardlines and lumber industry consists of the sale of products and services for residential and commercial building construction, maintenance and repair, lawn and garden, and agribusiness.

Historical Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months ended June 30, 2001

Revenues for the three months ended June 30, 2002 were $54.4 million, an increase of $1.7 million, or 3%, from the $52.7 million recorded in the prior year’s period. Automotive division revenues for the third quarter were $28.8 million, a decrease of $1.1 million, or 4%, as compared to the quarter ended June 30, 2001. The hardlines and lumber division’s revenues were $25.6 million for the three months ended June 30, 2001, an increase of $2.8 million, or 12%.

Systems revenues for the three months ended June 30, 2002 were $14.4 million, compared to $13.2 million for the three months ended June 30, 2001, an increase of $1.2 million, or 9%. Systems revenues for the automotive division for the three months ended June 30, 2002 decreased $1.0 million to $4.1 million, as compared to last year, a decrease of 20%. The revenue decrease was primarily due to lower sales of store systems. Systems revenues for the hardlines and lumber division for the three months ended June 30, 2002 increased $2.2 million to $10.3 million, or 27%, as compared to the three months ended June 30, 2001. The revenue increase was primarily due to additional sales of systems and products to the current customer base.

Services and finance revenues were $40.0 million for the three months ended June 30, 2002, compared to $39.4 million for the three months ended June 30, 2001, an increase of $0.6 million, or 1%. For the three months ended June 30, 2002, services and finance revenues for the automotive division remained constant at $24.7 million, while the hardlines and lumber division’s revenues increased $0.6 million from $14.7 million to $15.3 million, as compared to the three months ended June 30, 2001.

Cost of revenue was $28.4 million for the three months ended June 30, 2002, compared to $26.5 million for the three months ended June 30, 2001, an increase of $1.9 million, or 7%. For the three months ended June 30, 2002, cost of revenues for the automotive division decreased $0.7 million, or 5%, to $14.3 million. For the quarter ended June 30, 2002, cost of revenues for the hardlines and lumber division increased $2.6 million, or 23%, to $14.1 million, respectively, as compared to the three months ended June 30, 2001.

Cost of systems revenue was $8.8 million for the three months ended June 30, 2002, compared to $7.6 million for the three months ended June 30, 2001, an increase of $1.2 million, or 15%. Cost of systems revenues for the automotive division for the three months ended June 30, 2002 decreased $0.3 million, or 10%, to $3.2 million compared to the three months ended June 30, 2001. The decrease in cost of systems revenues is primarily due to the decrease in systems sales. Cost of systems revenues as a percentage of systems revenues for the automotive division was 78% and 70% for the three months ended June 30, 2002 and 2001, respectively. The increased cost percentage is primarily due to a different systems mix being sold in the quarter ended June 30, 2002. Cost of systems revenues for the hardlines and lumber division for the three months ended June 30, 2002 increased $1.5 million to $5.6 million compared to the three months ended June 30,

2001, an increase of 37%. The increase in cost of systems revenue is primarily due to the increase in systems sales. Cost of systems revenue as a percentage of systems for the hardlines and lumber division was 54% and 50% for the three months ended June 30, 2002 and 2001, respectively. The increased cost percentage is primarily due to a different product mix sold in the quarter ended June 30, 2002.

Cost of revenues for services and finance was $19.6 million for the three months ended June 30, 2002, compared to $18.9 million for the three months ended June 30, 2001, an increase of $0.7 million, or 4%. Cost of revenues for services and finance for the automotive division for the three months ended June 30, 2002 decreased $0.3 million to $11.1 million, compared to the three months ended June 30, 2001. Cost of revenues for services and finance for the automotive division is down primarily due to more efficient use of the Company’s hardware support services and lower freight costs. Cost of revenues for services and finance for the hardlines and lumber division for the three months ended June 30, 2002 increased $1.0 million to $8.5 million, compared to the three months ended June 30, 2001. Cost of revenues of services and finance for the hardlines and lumber division increased primarily due to greater demand for the Company’s hardware support services and higher freight and amortization expense. As a percentage of automotive services revenues, cost of revenues for services and finance for the automotive division was 45% and 46% for the three months ended June 30, 2002 and 2001, respectively. As a percentage of hardlines and lumber division services revenues, cost of revenues for services and finance for the hardlines and lumber division was 55% and 50% for the three months ended June 30, 2002 and 2001, respectively. The percentage fluctuations are primarily due to the factors mentioned above.

Sales and marketing expense for the three months ended June 30, 2002 decreased $0.4 million, or 4%, to $8.6 million, as compared to the three months ended June 30, 2001. Sales and marketing expense for the automotive division for the three months ended June 30, 2002 decreased $0.8 million to $4.0 million, as compared to the three months ended June 30, 2001. As a percentage of automotive revenue, sales and marketing expense for the automotive division was 14% and 16% for the three months ended June 30, 2002 and 2001, respectively. The decrease in the sales and marketing expense for the automotive division is primarily due to the Company outsourcing its leasing activity and lower personnel costs, offset slightly by increased professional fees. Sales and marketing expense for the hardlines and lumber division for the three months ended June 30, 2002 increased $0.4 million to $4.5 million, as compared to the three months ended June 30, 2001. The increase in sales and marketing expense in the hardlines and lumber division is primarily due to higher personnel costs due to the increased systems sales. As a percentage of hardlines and lumber division revenue, sales and marketing expense for the hardlines and lumber division remained constant at 18% for the three months ended June 30, 2002 and 2001, respectively.

Product development expenses for the three months ended June 30, 2002 decreased $0.8 million, or 16%, to $4.4 million, as compared to the three months ended June 30, 2001. As a percentage of revenue, product development expense was 8% and 10% for the three months ended June 30, 2002 and June 30, 2001, respectively. Product development expenses for the automotive division for the three months ended June 30, 2002 decreased $0.8 million to $3.5 million. The decrease is primarily due to lower personnel costs. As a percentage of automotive division revenue, product development expenses for the automotive division were 12% and 14% for the three months ended June 30, 2002 and 2001, respectively. Product development expenses for the hardlines and lumber division for the three months ended June 30, 2002 remained constant at $0.9 million for the three months ended June 30, 2002. As a percentage of hardlines and lumber division revenue, product development expense for the hardlines and lumber division was 3% and 4% for the three months ended June 30, 2002 and 2001.

General and administrative expense for the three months ended June 30, 2002 was $5.8 million, a decrease of $3.7 million, or 39%, as compared to the three months ended June 30, 2001. The decrease was primarily due to the October 1, 2001 adoption of the new accounting guidance regarding amortization of goodwill and also due to lower facility and communication expense. As a percentage of revenues, general and administrative expense was 11% and 18% for the three months ended June 30, 2002 and 2001, respectively.

Interest expense for the three months ended June 30, 2002 was $3.3 million compared to $4.3 million for the three months ended June 30, 2001, a decrease of $1.0 million, or 23%. Interest was down due to a combination of lower interest rates and a lower principal balance. See “Liquidity and Capital Resources.”

As a result of the above factors, the Company realized net income of $2.5 million for the three months ended June 30, 2002, compared to a net loss of $1.7 million for the three months ended June 30, 2001, an improvement of $4.2 million.

Nine Months Ended June 30, 2002 Compared to Nine Months Ended June 30, 2001

Revenues for the nine months ended June 30, 2002 were $166.0 million, compared to $159.9 million for the nine months ended June 30, 2001, an increase of $6.1 million, or 4%. For the nine months ended June 30, 2002, revenues for the automotive division decreased $0.2 million, or less than one percent, to $90.9 million, as compared to the nine months ended June 30, 2001. For the nine months ended June 30, 2002, revenues for the hardlines and lumber division increased $6.3 million, or 9%, to $75.1 million, as compared to the nine months ended June 30, 2001.

Systems revenues for the nine months ended June 30, 2002 were $45.9 million, compared to $40.5 million for the nine months ended June 30, 2001, an increase of $5.4 million, or 13%. Systems revenues for the automotive division for the nine months ended June 30, 2002 increased $0.4 million, or 3%, to $16.4 million, as compared to the nine months ended June 30, 2001. This increase was primarily due to current customers purchasing systems and products. Systems revenues for the hardlines and lumber division for the nine months ended June 30, 2002 increased $5.0 million, or 20%, to $29.4 million as compared to the nine months ended June 30, 2001, primarily due to additional systems and products sold to the current customer base.

Services and finance revenues were $120.1 million for the nine months ended June 30, 2002, compared to $119.3 million for the nine months ended June 30, 2001, an increase of $0.8 million, or 1%. Services and finance revenues for the automotive division for the nine months ended June 30, 2002 decreased $0.6 million to $74.5 million, as compared to the nine months ended June 30, 2001. Services and finance revenues for the hardlines and lumber division for the nine months ended June 30, 2002 increased $1.4 million to $45.7 million, as compared to the nine months ended June 30, 2001. This increase was primarily due to increased customer service revenue.

Cost of revenues was $85.7 million for the nine months ended June 30, 2002, compared to $84.1 million for the nine months ended June 30, 2001, an increase of $1.6 million, or 2%. For the nine months ended June 30, 2002, cost of revenues for the automotive division decreased $1.8 million, or 4%, to $45.6 million, as compared to the nine months ended June 30, 2001. For the nine months ended June 30, 2002, cost of revenues for the hardlines and lumber division increased $3.4 million, or 9%, to $40.1 million, as compared to the nine months ended June 30, 2001.

Cost of systems revenues was $27.1 million for the nine months ended June 30, 2002, compared to $24.5 million for the nine months ended June 30, 2001, an increase of $2.6 million, or 11%. Cost of systems revenues for the automotive division for the nine months ended June 30, 2002 increased $1.1 million to $11.6 million, as compared to the nine months ended June 30, 2001. The increase was primarily due to the increase in systems sales. Cost of systems revenues as a percentage of systems revenues for the automotive division was 71% and 66% for the nine months ended June 30, 2002 and 2001, respectively. Cost of systems revenues for the hardlines and lumber division for the nine months ended June 30, 2002 was $15.5 million for the nine months ended June 30, 2002, compared to $14.0 million for the nine months ended June 30, 2001, an increase of $1.5 million, or 11%. The increase in cost of systems revenue was primarily due to the increase in system sales. The cost of systems revenues as a percentage of systems revenues for the hardlines and lumber division was 52% and 57% for the nine months ended June 30, 2002 and 2001, respectively.

Cost of revenues for services and finance was $58.6 million for the nine months ended June 30, 2002, compared to $59.6 million for the nine months ended June 30, 2001, a decrease of $1.0 million, or 2%. Cost of revenues for services and finance for the automotive division for the nine months ended June 30, 2002 decreased $2.9 million to $34.0 million, compared to the nine months ended June 30, 2001. Cost of revenues of services and finance for the automotive division decreased primarily due to more efficient use of the Company’s hardware support services and to lower amortization and freight expense. Cost of revenues of services and finance for the hardlines and lumber division for the nine months ended June 30, 2002 increased $1.9 million, or 8%, to $24.6 million compared to the nine months ended June 30, 2001. Cost of revenues for services and finance for the hardlines and lumber division increased primarily due to higher demand for the

Company’s hardware services. As a percentage of services revenues, cost of revenues for services and finance for the automotive division was 46% and 49% for the nine months ended June 30, 2002 and 2001, respectively. As a percentage of services revenues, cost of revenues for services and finance for the hardlines and lumber division was 54% and 51% for the nine months ended June 30, 2002 and 2001, respectively.

Sales and marketing expense for the nine months ended June 30, 2002 decreased $3.7 million, or 12%, to $26.1 million, as compared to the nine months ended June 30, 2001. Sales and marketing expense for the automotive division for the nine months ended June 30, 2002 decreased $4.8 million to $12.1 million as compared to the nine months ended June 30, 2001. As a percentage of automotive revenue, sales and marketing expense for the automotive division was 13% and 19% for the nine months ended June 30, 2002 and 2001, respectively. The decrease in automotive sales and marketing expense is related primarily to lower personnel, travel costs, and the outsourcing of the Company’s leasing program. Sales and marketing expense for the hardlines and lumber division for the nine months ended June 30, 2002 increased $1.1 million to $14.0 million, as compared to the nine months ended June 30, 2001. The increase in sales and marketing expense in the hardlines and lumber division was due to a higher bad debt accrual and higher personnel costs, both due to the increased systems sales. As a percentage of hardlines and lumber division revenue, sales and marketing expense for the hardlines and lumber division remained constant at 19% for the nine months ended June 30, 2002 and 2001.

Product development expenses for the nine months ended June 30, 2002 decreased $1.5 million to $12.6 million, as compared to the nine months ended June 30, 2001. As a percentage of revenue, product development expenses were 8% and 9% for the nine months ended June 30, 2002 and 2001, respectively. Product development expenses for the automotive division for the nine months ended June 30, 2002 decreased $1.3 million to $9.9 million. The decrease was primarily due to lower personnel costs offset slightly by lower software capitalization. As a percentage of automotive division revenue, product development expenses for the automotive division were 11% and 12% for the nine months ended June 30, 2002 and 2001, respectively. Product development expenses for the hardlines and lumber division for the nine months ended June 30, 2002 decreased $0.2 million to $2.7 million. The decrease was primarily due to lower personnel costs. As a percentage of hardlines and lumber division revenue, product development expenses for the hardlines and lumber division remained at 4% for the nine months ended June 30, 2002 and 2001.

General and administrative expense for the nine months ended June 30, 2002 decreased $9.0 million to $20.1 million as compared to the nine months ended June 30, 2001. As a percentage of revenues, general and administrative expense was 12% and 18% for the nine months ended June 30, 2002 and 2001, respectively. The decrease was primarily due to the October 1, 2001 adoption of the new accounting guidance regarding amortization of goodwill and also to lower facility and communication costs.

Interest expense for the nine months ended June 30, 2002 was $10.9 million compared to $13.8 million for the nine months ended June 30, 2001, a decrease of $2.9 million, or 21%. The decrease was due to lower interest rates and a lower principal balance. See “Liquidity and Capital Resources.”

Income tax expense for the nine months ended June 30, 2002 was $4.3 million versus an income tax benefit of $1.4 million for the nine months ended June 30, 2001. The effective tax rate in 2002 differs from the statutory rate as a result of foreign and state income taxes. The effective tax rate for 2001 differs from the statutory rate principally because of expenses which are not deductible for tax purposes, principally goodwill amortization.

As a result of the above factors, the Company realized net income of $6.4 million for the nine months ended June 30, 2002, compared to a net loss of $9.7 million for the nine months ended June 30, 2001, an improvement of $16.1 million.

Liquidity and Capital Resources

As of June 30, 2002, the Company had $144.1 million in outstanding indebtedness, a decrease of $32.7 million from September 30, 2001. The Company’s outstanding indebtedness under its Restated Senior Credit Facilities at June 30, 2002 included $6.0 million borrowed on the Company’s $47.5 million senior secured revolving credit facility and $36.8 million of senior secured term loans. Remaining indebtedness consists of $100.0 million of Senior Subordinated Notes, due 2008, bearing interest at 9%, and $1.3 million in debt which matures in varying amounts over the next five years. The Company’s Restated Senior Credit Facilities impose certain restrictions on the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. The Company’s various borrowings under its Restated Senior Credit Facilities have cross-default provisions. At June 30, 2002, the Company was in compliance with these restrictions.

The $36.8 million term loan facility requires repayment of $2.5 million per quarter in fiscal year 2002. The revolving credit facility is due on March 31, 2003. Accordingly, the June 30, 2002 current portion of long term debt is comprised of the $6.0 million revolving credit facility balance, $8.5 million of the term loan facility and $0.3 million of other debt. The Company anticipates refinancing its revolving credit facility prior to maturity, although there can be no assurances that the Company will be successful in refinancing its revolving credit facility on acceptable terms, if at all. All senior term loan borrowings under the Restated Senior Credit Facilities are due to be repaid by March 31, 2004. A portion of the Company’s debt bears interest at floating rates; therefore, its financial condition is and will be affected by changes in prevailing rates.

In addition to servicing its debt obligations, the Company requires liquidity for capital expenditures and working capital needs. For the nine months ended June 30, 2002, the Company’s capital expenditures were $9.4 million, which included $5.3 million for capitalized computer software costs and databases.

The Company believes that cash flows from operations, together with the amounts available under the Company’s Restated Senior Credit Facilities, will be sufficient to fund its working capital and debt service requirements (including the contingent liabilities associated with the remaining customer leasing operations). The Company’s ability to meet its working capital and debt service requirements, however, is subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control. If the Company is not able to meet such requirements, it may be required to seek additional financing. There can be no assurance that the Company will be able to obtain financing from other sources on terms acceptable to the Company, if at all.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001. There have been no material changes in the quarter ended June 30, 2002.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, although there can be no assurances, the Company does not anticipate that the resolution of these matters will have a material adverse effect on the Company’s results of operation or financial position.

Item 2.    Changes in Securities and Use of Proceeds.

None

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits

99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

No reports on Form 8-K have been filed during the three months ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August, 2002.

COOPERATIVE COMPUTING, INC.

By:	/s/ GREG PETERSEN
Greg Petersen Senior Vice President, Finance and Administration