Form 10-K
period 2002-09-30
COOPERATIVE COMPUTING INC /DE/
filed 2002-12-30
CIK 1059103

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-49389

COOPERATIVE COMPUTING, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2160013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

804 Las Cimas Parkway, Suite 200 Austin, Texas	78746
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 512/328-2300

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☒

No established published trading market exists for the Common Stock, par value $0.01 per share, of Cooperative Computing, Inc. All of the outstanding shares of Common Stock, par value $0.01 per share, of Cooperative Computing, Inc., are held by Cooperative Computing Holding Company, Inc.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 30, 2002
Common Stock	1,000 shares

FORWARD-LOOKING STATEMENTS

INFORMATION SET FORTH IN THIS ANNUAL REPORT ON FORM 10-K REGARDING EXPECTED OR POSSIBLE FUTURE EVENTS, INCLUDING STATEMENTS OF THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE GROWTH, OPERATIONS, PRODUCTS AND SERVICES AND STATEMENTS RELATING TO FUTURE ECONOMIC PERFORMANCE, IS FORWARD-LOOKING AND SUBJECT TO RISKS AND UNCERTAINTIES. FOR THOSE STATEMENTS, THE COMPANY CLAIMS THE PROTECTION OF THE SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS PROVIDED FOR BY SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON ESTIMATES AND ASSUMPTIONS MADE BY MANAGEMENT OF THE COMPANY, WHICH, ALTHOUGH BELIEVED TO BE REASONABLE, ARE INHERENTLY UNCERTAIN. THEREFORE, UNDUE RELIANCE SHOULD NOT BE PLACED UPON SUCH ESTIMATES AND STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH ESTIMATES OR STATEMENTS WILL BE REALIZED AND IT IS LIKELY THAT ACTUAL RESULTS WILL DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE THE FOLLOWING: (1) INCREASED COMPETITION; (2) RAPID TECHNOLOGICAL CHANGE; (3) INCREASED COSTS; (4) RISKS ASSOCIATED WITH THE INTRODUCTION OF NEW PRODUCTS AND PRODUCT UPGRADES AND DEPENDENCE ON PROPRIETARY TECHNOLOGY; (5) LOSS OR RETIREMENT OF KEY MEMBERS OF MANAGEMENT; (6) INABILITY OF THE COMPANY TO SUCCESSFULLY INTEGRATE BUSINESSES ACQUIRED IN THE FUTURE AND TO REALIZE ANTICIPATED REVENUE AND COST SAVINGS OPPORTUNITIES; (7) INCREASES IN THE COMPANY’S COST OF BORROWINGS OR UNAVAILABILITY OF ADDITIONAL DEBT OR EQUITY CAPITAL; AND (8) CHANGES IN GENERAL ECONOMIC CONDITIONS IN THE MARKETS IN WHICH THE COMPANY MAY, FROM TIME TO TIME, COMPETE. MANY OF SUCH FACTORS WILL BE BEYOND THE CONTROL OF THE COMPANY AND ITS MANAGEMENT. IN ADDITION, OTHER FACTORS THAT COULD AFFECT THE FUTURE RESULTS OF THE COMPANY AND COULD CAUSE THOSE RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS ARE DISCUSSED AT GREATER LENGTH UNDER ITEM 1. “BUSINESS” AND ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND APPEAR ELSEWHERE IN THIS ANNUAL REPORT. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS SHOULD NOT BE CONSTRUED AS EXHAUSTIVE, AND THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS TO REFLECT OCCURRENCES OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

USE OF TRADEMARKS AND TRADENAMES

Several trademarks and tradenames appear in this Annual Report on Form 10-K. Automotive Aftermarket Information Highway, J-CON, A-DIS, Triad Prism, ServiceExpert, Series 12, The Paperless Warehouse, InterChange, Checkmate, Telepricing, VISTA, Lasercat, Lasercat 2000, Triad Servicewriter and CCITRIAD Autobahn are federally registered trademarks of the Company. Other trademarks of the Company include CCITRIAD Ultimate, AConneX, CCITRIAD Prism, Eclipse, Triad Eagle, Pace, LaborGuide, True Start, CCITRIAD, Triad, ePartInsight, ePartExpert, LOADSTAR, Orion, Compass, Triad CSD, Triad Falcon, Triad Eagle for Windows, and Triad Gemini. Other trademarks and tradenames are used in this Annual Report on Form 10-K that identify other entities claiming the marks and names of their products. The Company disclaims proprietary interest in such marks and names of others. References herein to Snap-on, TruServ, Ace Hardware, AutoZone, Discount Auto Parts, Pep Boys, Home Depot, Lowe’s, Mitchell, Sears, Midas and Aamco mean, respectively, Snap-on Incorporated, Cotter & Company, Ace Hardware Corporation, AutoZone, Inc., Discount Auto Parts, CSK Auto, The Home Depot, Inc., Lowe’s Home Centers, Inc., Mitchell Repair Information Company, Sears, Roebuck and Co., Midas International Corporation and Aamco Transmissions, Inc.

PART I

Item 1. Business.

Overview

Cooperative Computing, Inc., a Delaware corporation (hereinafter referred to as the “Company” or “CCITRIAD”), is a leading designer and provider of management information systems and services for the automotive parts aftermarket and the hardlines and lumber industry. The automotive parts aftermarket consists of the production, sale and installation of both new and remanufactured parts used in the maintenance and repair of automobiles and light trucks. The hardlines and lumber industry consists of the sale of products for residential and commercial building construction, maintenance and repair, lawn and garden and agribusiness.

The Company’s products are designed to improve the operating efficiency and profitability of distributors and retailers through enhanced information, control and inventory management. The Company’s products enable users to conduct computerized identification, location and selection of parts, to manage inventory and to obtain sales history and point-of-sale information. The system offerings are enhanced by extensive information services featuring specialized database products and by customer support and maintenance services. Interconnectivity throughout the distribution channel is provided by the Company’s network of electronically linked customers, which adds to the efficiency and functionality of the Company’s products and enhances customer profitability.

The Company is a leading provider of industry-specific management information solutions to every level of the wholesale distribution channel in the automotive parts aftermarket, which includes manufacturers, warehouse distributors, parts sales outlets (“PSOs”) and service dealers. By servicing all of these levels, the Company has acquired substantial industry knowledge to improve and support the information products and services that are made available to its customers. For the hardlines and lumber industry, the Company provides point of sale movement information services to manufacturers.

Company History and Ownership

As used herein, unless the context otherwise requires, the Company and CCITRIAD represent the combined businesses of Cooperative Computing, Inc., a Texas corporation (“Old CCI”), and Triad Systems Corporation, a Delaware corporation (“Triad”).

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

On February 27, 1997, Old CCI joined with Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”) to acquire 100% of the stock of Triad (the “Triad Acquisition”). Prior to the Triad Acquisition, Old CCI maintained a strong relationship with warehouse distributors and a growing relationship with Parts Sales Outlets (“PSOs”) and service dealers. The Triad Acquisition was consummated, in part, to broaden Old CCI’s relationship with PSOs in order to provide a platform to further penetrate the service dealer market and to establish a presence in the hardlines and lumber industry.

On March 1, 1998, the Company acquired certain assets of ADP Claims Solutions Group, Inc. for total consideration (including the assumption of certain liabilities) of approximately $9.3 million. These assets comprise the Automotive Division’s automotive recycling products enabling automotive recyclers to manage their assets and communicate with customers and suppliers more effectively.

Automotive Division
Automotive Parts Aftermarket Industry Overview

The automotive parts aftermarket industry consists of the sale of automotive parts, accessories, lubricants, chemicals, tires, and repair services. The industry is estimated to have generated approximately $175 billion in revenue for 2001 according to the Automotive Aftermarket Industry Association.

Distribution Channels. There are three distinct vertical distribution channels through which auto parts distribution occurs: the traditional wholesale channel, the retail channel, and the new car manufacturer channel. Additionally, within each of these three channels there are varying levels of distribution. In the wholesale channel there are generally four primary levels of distribution: manufacturers, warehouse distributors, PSOs (wholesale PSOs, retailers and new car dealers) and service dealers. Manufacturers supply automotive parts to warehouse distributors, which distribute automotive parts to PSOs, which stock and sell the automobile parts used by service dealers and “do-it-yourself” purchasers. The retail channel is similarly structured, but with fewer intermediaries. In the retail channel, parts flow directly from the manufacturer to the retailer. In turn, the retailer sells directly to the “do-it-yourself” market, as well as to many service dealers. Parts in the new car manufacturer channel are distributed directly from the manufacturer to new car dealers, often through a feeder warehouse. Additionally, new car dealers sell parts to independent service dealers.

•
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

Apart from the shift toward a two-step distribution process in recent years, many warehouse distributors have purchased and continue to purchase PSOs both from independent owners and from small wholesale chains. This consolidation improves warehouse distributors’ buying power with manufacturers and, therefore, strengthens their competitive position in the market. The Company’s Automotive Division, as the leading provider of systems and services to the U.S. and Canadian warehouse distributor market, has benefited from the industry consolidation as many warehouse distributors have replaced acquired PSOs’ existing systems with the Automotive Division’s systems.

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

•
Retail Channel. The retail channel is made up of large specialty retailers, “mom and pop” stores and regional chains that sell to “do-it-yourself” customers. Larger specialty retailers, such as AutoZone, Discount Auto Parts, O’Reilly and CSK, carry a greater number of parts and accessories at more attractive prices than smaller retail outlets and are gaining market share. The management information systems used to communicate between levels in this channel are generally developed internally for the large specialty retailers and purchased from third parties for the smaller organizations.

•
New Car Manufacturer Channel. New car manufacturers distribute parts through a feeder warehouse to new car dealers. New car dealers purchase information systems from a variety of third party system providers including Reynolds and Reynolds Company, Automatic Data Processing, Inc., Universal Computer Systems, Inc. and several car manufacturers themselves.

Automotive Recycling Industry Overview

The automotive recycling industry consists of the sale of used auto parts that have been reclaimed from wrecked automobiles. Buyers of these parts are auto body and collision repair shops, service dealers and “do-it-yourselfers.”

Products and Services

The Automotive Division’s software and systems, together with its database products, provide comprehensive business solutions targeted to the automotive parts aftermarket. The Automotive Division provides standard application programs that include user options allowing the selective structuring of application files and reports to meet customers’ specific requirements. These software products also allow the Automotive Division’s customers to access the Automotive Division’s proprietary databases. Automotive Division supplied hardware components include central processing units (“CPUs”), disk drives, video display terminals, DVD-ROM storage devices, point-of-sale terminals, communication devices, printers and other peripherals. The Automotive Division’s systems also have communication capabilities allowing users to exchange purchase orders and pricing and inventory information with suppliers and, in some cases, customers. The Automotive Division also provides software and hardware support services for its management systems.

Automotive Parts Aftermarket Systems

The Automotive Division’s automotive parts aftermarket products have been designed to provide interconnectivity to all levels of the wholesale distribution channel. This electronic network enables the automotive parts aftermarket industry to efficiently market parts throughout the distribution channel.

The Automotive Division’s principal automotive parts aftermarket industry products, based on the level of the distribution channel for which such products are targeted, are as follows:

•
Manufacturer. CCITRIAD’s AutoBahn system is devoted primarily to the needs of manufacturers. The CCITRIAD AutoBahn system is designed to provide connectivity between manufacturers of auto parts and warehouse distributors and enables warehouse distributors and manufacturers to place and confirm orders electronically and warehouse distributors to receive parts shipments efficiently into their inventory.

•
Warehouse Distributor. The Automotive Division has several products available to meet the needs of warehouse distributors. One of these products, the A-DIS system, provides applications for the management of large warehouse distributors, handling complex inventory management issues, parts purchasing, product pricing, parts returns management, sales history and complete financial management services. The A-DIS product is fully connected to the CCITRIAD AutoBahn product, as well as to the J-CON product, a PSO product, and to the ServiceExpert EZ and ServiceEstimator II products for service dealers. In addition, the Series 12 and CCITRIAD Prism PSO products have connectivity and limited integration with A-DIS. A second product, CCITRIAD Ultimate, is designed and targeted at regional and local warehouse distributors or at national distributors that primarily service stores in a compact geographic area that are looking to manage multiple locations and inventories on a single system. A third product is The Paperless Warehouse product, which is fully integrated with the A-DIS and CCITRIAD Ultimate products. This product incorporates radio frequency wireless networking, barcode scanning and handheld computing technology to improve the efficiency of the receiving, picking and shipping functions of the warehouse. The last product in this category is the ePartInsight Data Warehouse. The product can be connected to all the Auto Division’s warehouse and PSO applications as well as third party applications. It provides a data hub capability to allow large buying groups to have inventory information on a virtual entity basis.

•
Parts Sales Outlet. The Automotive Division currently markets several products to PSOs: J-CON, Eclipse, CCITRIAD Prism and LaserCat 2000. The J-CON product was developed for the management of PSOs that are members of a national account program, trade principally with a single warehouse and are connected to that warehouse by an A-DIS system. The J-CON product also allows the PSO to connect with service dealers through the ServiceExpert EZ and ServiceEstimator II products. The J-CON product serves as an inventory management and electronic purchasing tool. The Eclipse product, which is targeted for independent PSOs, tracks inventory, performs accounting functions and executes point-of-sale operations such as invoicing and billing. The CCITRIAD Prism product is designed to meet the needs of both national and independent PSOs as well as PSOs in a two-step distribution process. The LaserCat 2000 product is a stand alone CPU used by the PSO to access and use the Automotive Division’s various data services products. The Automotive Division also maintains and supports Series 12 and LOADSTAR products.

•
Service Dealer. The Automotive Division has two groups of products that it markets through value added resellers (“VARs”) and auto parts distributors, ServiceExpert EZ and PACE, which are focused on specific segments of the service dealer market.

The ServiceExpert EZ family of products offers a range of shop management solutions which blends the Automotive Division’s databases, software applications, detailed labor estimates and recommended vehicle service intervals with the latest in workstation technology, incorporating easy-to-use pull-down windows. The ServiceExpert EZ products can create printed repair estimates, automated work orders and maintain individual vehicle records and histories, enabling users to notify customers of required preventive maintenance and create other special promotions tailored to the service dealers’ individual customer base. ServiceExpert EZ can be connected to the Automotive Division’s PSO and warehouse distributor products to allow parts inquiry and ordering functions in the service dealer’s parts supplier network. The ServiceExpert EZ products, which are available as software only and as hardware/software bundled products, can be configured from a simple estimator product (marketed as ServiceEstimator II) to a full shop management system that includes inventory management. The PACE product is specifically tailored to the Canadian service dealer market and is exclusively marketed in Canada. The Automotive Division also services and maintains the Triad ServiceWriter, Triad Service System, and Triad ServiceCat Products.

Automotive Recycling Systems

The Automotive Division’s automotive recycling products provide yard management and parts locator functionality that fits the needs of the smallest to the largest automotive recycling yards as follows:

•
Checkmate. The Checkmate system is a complete yard management system that provides inventory control, point of sales and back office accounting functions. This system is delivered with the industry standard Hollander Interchange, which the Automotive Division licenses from ADP Claim Solutions Group, Inc. The Checkmate system also can integrate the Orion satellite based parts locator system.

•
Orion. The Orion system is sold either as a stand-alone terminal or is integrated with the Checkmate yard management system. The Orion system uses a publicly accessible Kband satellite to communicate with regional and national yards that are also on the system to locate parts not in their local inventory. Nightly, yards that are on the network are polled for their yard’s inventory by the Automotive Division’s central server creating a central database of parts that is available each day for part sourcing by the network members.

•
Compass. The Compass product is an open line “spoke and hub” telephone system that yards within the same geographic area can join. This phone network is used by yards to source recycled parts to meet customer demands from other than their own yard inventory. The Automotive Division provides monitoring and settlement services to each of the Compass networks.

Customer Support Services

The Automotive Division’s customer support services organization provides service, training and support to its customers. The Automotive Division’s system owners are principally small business proprietors without the internal staffing or expertise to train users or to maintain computer systems on a consistent basis. These customers generally require a high level of service, training and support.

The Automotive Division sells a variety of post sale support programs through its system support agreements, including on-site preventive and remedial maintenance, hardware engineering modifications, depot repair services and daily system operating support by phone. The Automotive Division’s customers can call the Automotive Division’s AdviceLine service, which gives them access to trained personnel able to perform on-line diagnostics or to field engineers if on-site service is necessary. CCITRIAD has developed a Web-based product called EntryPoint that allows customers direct access to a call tracking system, on-line product training courses, and on-line knowledge base. These features allow customers to request support services, review specific calls or their entire call history, increase employee system knowledge through on-line coursework, or search a knowledge base to obtain immediate answers to questions. Virtually all new system customers enter into system support agreements, and most retain such service agreements as long as they own the system. Monthly fees vary with the system size and configuration. The agreements are generally month to month agreements with up to a 90 day cancellation notice period.

The Automotive Division offers training for new and existing customers at the facilities of both the Automotive Division and its customers. In addition to training on system operations and software enhancements, the Automotive Division offers seminars and workshops to assist customers in understanding the capabilities of their systems.

For many of the Automotive Division’s large automotive warehouse distributor customers, the Automotive Division provides information facilities management services. Many of these are facilitated through a limited partnership arrangement. Through these arrangements, the Automotive Division provides customers with on-site managers and employees experienced in warehouse and store applications to operate the customers’ computer facilities.

The Automotive Division also offers a premium service package - Professional Services - for Prism and Ultimate customers. This additional fee service provides senior service representatives to specific accounts for a period of six to twelve months to assist the customer in utilizing the more advanced features of CCITRIAD’s business management systems.

Data Services

The Company provides electronic catalogs, bar codes, related repair information, and reports based on point-of-sale activity through a variety of data services. These proprietary database products and services generate recurring revenues through monthly subscription fees and differentiate the Company’s products from those of its competitors. The Company offers data services to its automotive parts aftermarket industry customers, including distributors, manufacturers and retail parts and services chains.

•
Electronic Catalog. The Company’s electronic catalog products provide access to a database of over 58 million unique automobile part applications for approximately 6,100 automotive aftermarket product lines. These products virtually eliminate the time consuming and cumbersome use of printed catalogs and are designed to increase productivity and accuracy in parts selection and handling. Software on the warehouse distributor, PSO and service dealer systems enables the user to access the electronic catalog database. Customers use the catalog feature within their warehouse distributor, PSO, or service dealer system to identify parts associated with a specific vehicle. The Company charges a monthly subscription fee for its electronic catalog database and provides customers with periodic updates. At September 30, 2002, approximately 12,300 distributor locations, 3,400 retail locations, and 9,700 service locations subscribed to the Company’s electronic catalogs service.

•
ePartExpert. The Company’s electronic catalog database is available in a format designed for Internet use. Named ePartExpert, the database and access software have been modified to enable consumers and service professionals to look up automotive product applications for themselves, view diagrams and select the parts for their vehicle. This product is positioned for use by the manufacturer, warehouse distributor, and service dealer segments of the automotive aftermarket.

•
InterChange. The Interchange database allows the cross reference of original equipment manufacturers’ part numbers to aftermarket manufacturers part numbers and from one aftermarket supplier to another for the same part. This product, which is sold on a monthly subscription basis, enables the warehouse distributor, PSO or service dealer to identify a suitable replacement part when only the part number of the old part is known. Interchange replaces a cumbersome paper-based process that can involve many different catalogs to identify the correct part. Customers are provided updates to the InterChange product monthly.

•
TelePricing and A-PRICE. These services provide electronic price updates directly to the warehouse distributor, PSO or service dealer system for automotive parts following a manufacturer’s price change, eliminating a customer’s need to input this data manually. Customers are provided updates to the TelePricing service daily and weekly.

•
LaborExpert Database. The Company has licensed from Mitchell the LaborExpert database, which provides authorized guidance of labor hours for car repairs. This database, which can be integrated with the Company’s PSO systems and the ServiceExpert EZ family of products, is targeted to the service dealers. LaborExpert permits users to comply more easily with regulations in many states that require written estimates of repair costs. The repair functions within the LaborExpert product have been mapped to the appropriate parts in the electronic parts catalog database, providing for a seamless, efficient process of gathering of parts and labor information by the service dealer in preparing a repair estimate. Customers are provided updates to the LaborExpert database monthly.

•
Manufacturer Services. CCITRIAD provides a number of fee based services to the manufacturer segment of the market. These services include catalog application coverage analysis compared to similar product groups from other manufacturers, pricing comparison to similar parts available in the market, and electronic catalog data mapping and format conversion. These products and services are provided as needed to manufacturers to assist them with their marketing initiatives.

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

Automotive Division VAR programs include sales of store management systems (J-CON, via the National Account program), service dealer management systems (through distributors to their customers and technology solution providers) and Data Services (through both distribution and service dealer solution providers).

Internet Initiatives

On May 31, 2000, the Company, along with its majority stockholder, Hicks Muse, entered into a joint venture arrangement with certain customers and other investors, including directors Glenn and Preston Staats, to form Internet Autoparts, Inc. (“IAP”). IAP will provide the automotive aftermarket with a Web-based parts ordering and communications platform linking automotive service providers with wholesale distributors and other trading partners. CCITRIAD granted certain non-exclusive licenses to IAP in return for a one-third interest in IAP. IAP is powered by CCITRIAD’s Web-based parts catalog, ePartExpert, and has access to CCITRIAD’s internet communications gateway, AConneX, which provides seamless communications among the various CCITRIAD business platforms and third-party management systems. AConneX is available for licensing to third-party management systems in addition to IAP.

Three Internet related products are ePartInsight, EntryPoint, and AConneX. ePartInsight, CCITRIAD’s data warehouse product, has been Web enabled providing improved user access. ePartInsight assists companies in managing their business through providing business intelligence solution sets in areas of sales, margin, national accounts, customers and inventory analysis. EntryPoint is a new Web support application portal that provides customers online problem submission, issue tracking, access to support knowledge base, product manuals, and online product training courses.

Hardlines and Lumber Division

Hardlines and Lumber Industry Overview

The hardlines and lumber industry consists of the sale of products for residential and commercial building construction, maintenance and repair, lawn and garden, and agribusiness. Management estimates that this industry, comprised primarily of hardware retailers, home centers, lumber and building materials suppliers, agribusiness retailers, lawn and garden retailers and paint retailers, generated over $200 billion in revenues in 2001. This market is segmented primarily into three groups:

•
Top 10 Market. The ten largest retailers in the hardlines and lumber industry (the “Top 10”) represent over 6,700 stores and account for approximately 47% of the annual industry sales volume. The Top 10 include mass merchandisers such as Home Depot, Lowe’s and Sears. As a result of their size, it is generally more cost effective for the Top 10 to develop and support their own systems, and, therefore, the Top 10 do not purchase systems from the Hardlines and Lumber Division. The Hardlines and Lumber Division believes that the growth of the Top 10 generally has driven the need to reduce costs and pursue consolidation strategies throughout the industry. The Top 10 have been able to reduce costs and improve merchandising efficiency through economies of scale and the implementation of automated retail systems. In order to remain competitive, companies outside the Top 10 need to increase their merchandising efficiencies and productivity.

•
Top 11-500 Market. The 500 largest retailers in the hardlines and lumber industry, excluding the Top 10, are estimated to account for approximately 17% of the industry’s annual sales volume. There are approximately 6,500 stores in this market, of which a majority are lumber and home center businesses. This market is fragmented and has experienced consolidation as firms try to compete with the Top 10. In addition, this market has experienced significant upgrading of existing systems and a shifting from in-house systems to turnkey systems produced by the Hardlines and Lumber Division. The Hardlines and Lumber Division believes that retailers will continue to upgrade systems as the industry continues to respond to competition and innovation by the Top 10.

•
Top 500+ Market. The hardlines and lumber retailers which do not rank in the Top 500 (the “Top 500+”) are typically smaller, independent stores with a niche focus. Management believes that there are approximately 51,000 stores in this market, which accounted for nearly 36% of the industry annual sales volume. This market is fragmented and has experienced limited consolidation. The Hardlines and Lumber Division believes the majority of this market is affiliated with cooperatives, which encourage their members to install computerized point-of-sale and store management systems to more effectively compete with the rest of the industry. The Hardlines and Lumber Division believes the larger stores in this segment will continue to represent a large portion of the Hardlines and Lumber Division’s revenue base as firms upgrade their computer systems in order to protect their niche market positions.

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

Products and Services

The Hardlines and Lumber Division’s software and systems, together with its full range of support services, provide comprehensive business solutions targeted to the hardlines and lumber and related industries. The Hardlines and Lumber Division provides standard application programs that include user options allowing the selective structuring of applications files and reports to meet customers’ specific requirements. In addition, the Hardlines and Lumber division provides point of sale product movement information services to manufacturers.

Principal Products

The Hardlines and Lumber Division’s hardlines and lumber systems automate inventory control, point-of-sale accounting and supplier communications. The Hardlines and Lumber Division’s principal systems products are as follows:

•
Triad Eagle for Windows. The Triad Eagle system blends the power and flexibility of the Hardlines and Lumber Division’s management information systems with applications and features created to meet the unique needs of hardware stores and lumber and building materials operations. It manages the flow of a customer’s typical sales transaction, including estimating, ordering, inventory management, shipping, invoicing and tracking accounts receivable.

•
Triad Falcon. The Triad Falcon system is the Hardlines and Lumber Division’s product targeted at large multi-location lumber and building material and home center retailers. Triad Falcon provides flexibility in tailoring the system to meet the needs required of individuals, groups, departments and single or multiple store locations.

•
Inet. Inet works with Triad Eagle, Triad Falcon, Triad Gemini (see below), and Triad CSD (see below) system products to give retailers online access to their customers for ordering and account information.

In addition to the above principal products, the Hardlines and Lumber Division also services and maintains several products. The Hardlines and Lumber Division expects the customers of these products to migrate to the Triad Eagle or Triad Falcon over the next few years.

•
Triad CSD. The Triad CSD series of systems is designed for mid- to large-sized hardlines and lumber dealers due to its greater power and functionality. Triad CSD products allow for product offerings suitable for hardlines and building materials chains with up to 20 stores and $150 million in annual sales.

•
Triad Gemini. The Triad Gemini system is designed for large hardlines and lumber dealers. Triad Gemini customers represent some of the largest companies in the hardlines and lumber industry. Gemini’s customers have revenue up to $1 billion.

Customer Support Services

The Hardlines and Lumber Division’s customer support services organization provides service, training and support to the Hardlines and Lumber Division’s customers. The Hardlines and Lumber Division’s system owners are principally small and medium business proprietors without complete internal staffing or expertise to train users or to maintain computer systems on a consistent basis. These customers require a high level of service, training and support.

The Hardlines and Lumber Division typically provides a limited warranty on its systems ranging from 30 to 90 days. The Hardlines and Lumber Division also sells a variety of post sale support programs through its system support agreements, including on-site maintenance, depot repair services and daily system operating support by phone. The Hardlines and Lumber Division’s customers can call the Hardlines and Lumber Division’s AdviceLine service which gives them access to trained personnel able to perform on-line diagnostics or to field engineers if on-site service is necessary. Virtually all new system customers enter into system support agreements, and most retain such service agreements as long as they own the system. Monthly fees vary with the system size and configuration and service agreements are generally month to month.

The Hardlines and Lumber Division offers training for new and existing customers at both its facilities and the facilities of its customers. In addition to training in system operations and software enhancements, the Hardlines and Lumber Division offers seminars and workshops to assist customers in understanding the capabilities of their systems.

Information Services

The Hardlines and Lumber Division markets database services to manufacturers with products called VISTA, IDW, and IDX. VISTA information services provide product manufacturers with ongoing measurement of brand and item movement with major product classifications using point-of-sale business analysis data from independent hardware stores, home centers and lumber and building materials outlets. Information provided by VISTA gives manufacturers insight into how a specific product or brand performs against its competitors and the market in general. IDW and IDX are information services provided to the electrical distribution industry.

Sales and Marketing

The Hardlines and Lumber Division markets its products and services to the hardlines and lumber industry through a geographically-based direct and telesales/telemarketing sales force of approximately 68 employees. Incentive pay is a significant portion of the total compensation package for all sales personnel.

The Hardlines and Lumber Division’s marketing approach in the hardlines and lumber industry has been to develop close relationships with key market influencers. This strategy includes obtaining endorsements and developing exclusive relationships, distributor partnerships and other alliances. Currently, the Hardlines and Lumber Division enjoys over 30 such relationships in the industry. The goal of this relationship program is to enhance the productivity of the field sales team and create leveraged selling opportunities for system sales, information services and support revenues.

CCITRIAD has exclusive agreements to develop, market, and support modified versions of the Triad Eagle system to the two largest buying cooperatives in the hardlines and lumber industry, representing over 10,000 retailers. These agreements have allowed a streamlining of the distribution channel and reductions in direct sales costs.

Corporate Services

Customer Financing

The Company believes having a lease financing option for its customers shortens the sales cycle and provides a competitive advantage in marketing the Company’s products. Effective June 2001, the Company began offering such financing through an outsourcing partner. Leases provided through the outsourcing agency are originated and funded by that agency. Accordingly, the Company has neither ownership interest in nor credit related contingent liability for these particular leases.

Prior to June 2001, the Company offered lease financing directly to its customers. The Company usually aggregated lease receivables into a pool and sold these lease receivable pools via short-term lending agreements with banks and other financial institutions. At the time of sale, the Company recorded the newly created servicing liabilities (lease servicing obligation and recourse obligation) at their estimated fair value. Gains resulting from the sale of lease receivables are reflected in finance revenue. At September 30, 2002, the Company had a remaining portfolio of outstanding leases to over 3,500 customers with a balance of approximately $31.3 million.

The Company’s short-term financing agreements contain restrictive covenants, which allow the Company to sell leases only while in compliance with covenants contained in the agreements. In the event of noncompliance, the banks and lending institutions could assume administrative control (servicing) of the lease portfolio. During the year ended September 30, 2002, the Company was in compliance with such covenants, and management believes that it will be able to maintain compliance with such covenants in the foreseeable future.

Pursuant to the short term financing agreements, the Company is contingently liable for losses in the event of lessee nonpayment up to stated recourse limits and full recourse on lease receivables financed that do not meet certain requirements established by the bank or lending institutions.

At September 30, 2002, the maximum stated contingent liability for leases sold was approximately $19.2 million. The stated contingent liability is fixed as a percentage of the original financed amount and decreases as obligations are met under the contingent liability but does not proportionally decrease as the financed amount decreases. The Company provides for the fair value of the recourse obligation based upon an analysis that considers among other things, the remaining size of the financed leases versus the initial financing amount, the creditworthiness of the lease receivable, the recourse provision the lease receivable is subject to and the Company’s historical experience, which includes loss recoveries through resale of repossessed systems.

System Integration and Distribution

The Company does not manufacture the hardware components of its systems, but the Company does integrate some of its products with hardware components and software products of third party vendors. The Company uses Dell Computer Corporation’s industry standard server and workstation hardware to power most CCITRIAD software solutions. As of September 30, 2002, the Company employed approximately 32 employees in its system integration and distribution operation.

The Company utilizes a just-in-time inventory system to help ensure that efficient cost controls are in place. The commodity nature of the component business ensures a consistent supply of required components.

Software Development and Technology

The Company has approximately 200 copyrights and approximately 70 registered trademarks. The Company attempts to protect its proprietary information in a number of ways. First, the Company distributes its software through licensing agreements, which require licensees to acknowledge the Company’s ownership of the software and the confidential nature of the Company’s proprietary information. Secondly, all Company personnel are required to assign all rights of such personnel to inventions, patents and confidential information to the Company and to agree to keep confidential and not disclose to third parties the Company’s proprietary information. Finally, the Company requires that all other third parties producing or receiving proprietary information of the Company execute an assignment, confidentiality and non-disclosure agreement.

Product development expense in fiscal 2000, 2001, and 2002 was $12.2 million, $17.5 million, and $17.4 million, respectively.

Customers and Suppliers

No single customer accounted for more than 10% of the Company’s revenues during the years ended September 30, 2000, 2001, and 2002. Dell Computer Corporation accounted for more than 10% of the supplies used in the Company’s integration operations.

Employees

As of September 30, 2002, the Company had approximately 1,300 employees, none of whom were represented by unions. The Company has not experienced any labor problems resulting in a work stoppage and believes it has good relations with its employees.

Segment Reporting

See Note 14 of Notes to Consolidated Financial Statements.

Item 2. Properties.

During fiscal 2002, the Company sold its Newton, New Jersey facility, and no longer owns any real property. The Company’s properties include integration and distribution, software development and data entry facilities and administrative, executive, sales, and customer support offices. The Company’s principal executive offices are located at 804 Las Cimas Parkway, Suite 200, Austin, Texas 78746. The Company considers its properties to be suitable for their present and intended purposes and adequate for the Company’s current level of operations.

Listed below are the principal properties operated by the Company as of December 30, 2002.

Location	Approx. Size (Sq. ft.)	Description of Use	Lease Termination
Livermore, California	79,000	Divisional executive offices; software development; data entry; sales; administrative	2012
Austin, Texas	74,000	Principal and divisional executive offices; software development; sales; administrative	2006
Tracy, California	36,500	Hardware computer repair	2006
Denver, Colorado	25,000	Administrative; software development	2005
Austin, Texas	23,000	Systems integration and distribution	2008
Longford, Ireland	21,000	Data entry; administrative; sales	2027
Austin, Texas	19,000	Dormant	2005
Florence, Alabama	6,000	Administrative; sales; customer support	2003
San Antonio, Texas	5,600	Customer Support	2003

In addition, the Company has short-term leases on over 50 offices and field service locations in the United States, Canada, the United Kingdom, and France.

Item 3. Legal Proceedings.

The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operation of the Company, except as noted below. In the opinion of the Company’s management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

The Company is a defendant in a lawsuit that was filed by Preston Staats, a director of the Company, on December 9, 2002 in the United States District Court for the Western District of Texas, Austin Division. The suit alleges that Mr. Staats was constructively terminated by the Company in violation of the Age Discrimination in Employment Act and that such alleged termination constituted a breach of contract. The lawsuit seeks monetary damages in excess of $75,000 as well as attorney’s fees, court costs, and interest. Although the Company has not yet filed a responsive pleading in this matter, it intends to do so within the applicable time limits, and to defend itself vigorously.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Company’s security holders in the Company’s fourth fiscal quarter in 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

There is no established public trading market for any class of the Company’s common equity. All of the Company’s common stock is held by Cooperative Computing Holding Company, Inc., a Delaware corporation (“Holding”). Neither the Company nor Holding paid any dividends in fiscal 2002, nor do they anticipate paying any dividends in the foreseeable future. The Company’s ability to pay such dividends is limited by the terms of the Company’s Restated Senior Credit Facilities (as herein defined). See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 6. Selected Financial Data.

The following table sets forth selected financial data of the Company for the years ended September 30, 1998, 1999, 2000, 2001 and 2002. The balance sheet data as of September 30, 2001 and 2002, and the statement of operations data for the years ended September 30, 2000, 2001, and 2002 set forth below are derived from the audited consolidated financial statements of the Company included elsewhere herein. The balance sheet data as of September 30, 1998, 1999, and 2000 and the statement of operations data for the years ended September 30, 1998 and 1999 set forth below are derived from the audited consolidated financial statements of the Company that are not included herein. The selected financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements of the Company included elsewhere herein.

The consolidated financial statements filed on Form 10-K and 10-Q prior to September 30, 2002 included the accounts of Holding and its wholly owned subsidiary CCITRIAD. Holding has no assets or liabilities other than (1) its wholly owned subsidiary CCITRIAD and (2) its Redeemable Class A Common Stock, the net proceeds of which were contributed in full to CCITRIAD. The difference between the financial statements of Holding and those of CCITRIAD relate solely to the Class A Common Stock. The Class A Common Stock is an obligation of Holding and not of the registrant and the registrant does not guarantee the Class A Common Stock. Prior years’ financial presentation resulted in the inclusion of the accretion of Holding’s Redeemable Common Stock of $3.0 million, $9.8 million and $13.2 million for the fiscal years ended September 30, 1999, 2000 and 2001, respectively, as well as its net loss to shareholders of $40.0 million, $32.9 million and $26.2 million, respectively. Additionally, Holding’s balances for stockholders’ deficit of $15.6 million, $49.5 million and $75.8 million as of September 30, 1999, 2000 and 2001, respectively, were depicted. The cash flow for both companies was identical in each year presented. CCITRIAD, as the registrant, is presented in the following financial data table.

	Year Ended September 30,
	1998	1999	2000	2001	2002
	(in thousands)
Statement of Operations Data:
Revenues	$227,221	$240,745	$223,919	$211,035	$218,705
Cost of revenues	145,071	153,205	133,215	113,743	111,764

Gross margin	82,150	87,540	90,704	97,292	106,941
Sales and marketing	49,391	63,152	47,437	39,491	33,909
Product development	15,881	15,997	12,209	17,470	17,435
General and administrative	24,903	26,665	29,574	26,166	26,420
Goodwill amortization	10,510	11,535	11,484	10,589	—

Total operating expenses	100,685	117,349	100,704	93,716	77,764

Operating income (loss)	(18,535)	(29,809)	(10,000)	3,576	29,177
Interest expense	(15,868)	(18,512)	(18,872)	(17,804)	(14,054)
Other income (expense), net	766	175	1,108	(647)	120

Income (loss) before income taxes and extraordinary charge	(33,637)	(48,146)	(27,764)	(14,875)	15,243
Income tax expense (benefit)	(8,731)	(11,120)	(4,691)	(1,932)	5,875

Income (loss) before extraordinary charge	(24,906)	(37,026)	(23,073)	(12,943)	9,368
Extraordinary charge, net of taxes	3,017	—	—	—	—

Net income (loss)	$(27,923)	$(37,026)	$(23,073)	$(12,943)	$9,368

Balance Sheet Data (at end of period):
Cash and cash equivalents	$1,159	$—	$679	$3,897	$398
Working capital	6,101	12,146	1,931	2,756	(8,889)
Total assets	300,849	286,803	245,184	222,787	185,787
Total debt, including current maturities	183,318 (1)	181,848 (1)	178,600 (1)	176,757 (1)	137,997 (1)
Stockholder’s equity (deficit)	25,363	12,466	(11,661)	(24,712)	(14,853)

(1)	Total debt does not include amounts relating to lease receivables that have been sold by the Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the audited historical consolidated financial statements and notes thereto, which are included elsewhere herein.

General

The Company is the leading designer and provider of management information systems and services for the automotive parts aftermarket and the hardlines and lumber industry. The Company’s system offerings are enhanced by extensive information services featuring highly specialized database products and customer support and maintenance services. The revenues associated with services and finance are generally recurring in nature and represented approximately 73% of total revenues in fiscal 2002.

Historical Results of Operations

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

Revenues for the year ended September 30, 2002 were $218.7 million compared to $211.0 million for the year ended September 30, 2001, an increase of $7.7 million or 4%. For the year ended September 30, 2002, revenues for the Automotive Division increased $0.1 million, or less than 1%, to $119.4 million as compared to the year ended September 30, 2001. For the year ended September 30, 2002, revenues for the Hardlines and Lumber Division increased $7.6 million, or 8%, to $99.3 million as compared to the year ended September 30, 2001.

Systems revenues for the year ended September 30, 2002 were $59.2 million compared to $52.7 million for the year ended September 30, 2001, an increase of $6.5 million or 12%. Systems revenues for the Automotive Division for the year ended September 30, 2002 increased $0.6 million to $20.8 million as compared to the year ended September 30, 2001. Systems revenues for the Hardlines and Lumber Division for the year ended September 30, 2002 increased $5.9 million to $38.4 million as compared to the year ended September 30, 2001. The increase in systems revenue was primarily due to additional systems and products sold to the current customer base.

Services and finance revenues were $159.5 million for the year ended September 30, 2002 compared to $158.3 million for the year ended September 30, 2001, an increase of $1.2 million or 1%. Services & finance revenues for the Automotive Division for the year ended September 30, 2002 decreased $0.5 million to $98.6 million as compared to the year ended September 30, 2001. Services and finance revenues for the Hardlines and Lumber Division for the year ended September 30, 2002 increased $1.7 million to $60.9 million as compared to the year ended September 30, 2001. The increase in the Hardlines and Lumber Division’s revenues was largely due to increased advice line customers and new information products.

Cost of revenues was $111.8 million for the year ended September 30, 2002 compared to $113.7 million for the year ended September 30, 2001, a decrease of $1.9 million or 2%. For the year ended September 30, 2002, cost of revenues for the Automotive Division decreased $6.0 million or 9%, to $58.3 million as compared to the year ended September 30, 2001. For the year ended September 30, 2002, cost of revenues for the Hardlines and Lumber Division increased $4.1 million, or 8%, to $53.5 million as compared to the year ended September 30, 2001.

Cost of systems revenues was $35.1 million for the year ended September 30, 2002 compared to $33.5 million for the year ended September 30, 2001, an increase of $1.6 million or 5%. Cost of systems revenues for the Automotive Division for the year ended September 30, 2002 increased $0.1 million to $14.8 million as compared to the year ended September 30, 2001, predominately due to increased system sales. Cost of systems revenues for the Hardlines and Lumber Division for the year ended September 30, 2002 increased $1.5 million to $20.3 million compared to the year ended September 30, 2001. The increase in the Hardlines and Lumber Division’s systems cost of sales is principally due to increased system sales. Cost of systems revenues as a percentage of system revenues for the Automotive Division was 71% and 73% for the year ended September 30, 2002 and 2001, respectively. Cost of systems revenues as a percentage of systems revenues for the Hardlines and Lumber Division was 53% and 58% for the years ended September 30, 2002 and 2001, respectively. The percentage fluctuations were primarily due to the mix of products sold.

Cost of revenues for services and finance was $76.7 million for the year ended September 30, 2002 compared to $80.3 million for the year ended September 30, 2001, a decrease of $3.6 million or 4%. Cost of revenues for services and finance for the Automotive Division for the year ended September 30, 2002 decreased $6.2 million to $43.5 million compared to the year ended September 30, 2001, chiefly due to more efficient use of the Company’s hardware support services and to lower amortization and freight expense. Cost of revenues for services and finance for the Hardlines and Lumber Division for the year ended September 30, 2002 increased $2.6 million to $33.2 million compared to the year ended September 30, 2001. Cost of revenues for services and finance for the Hardlines and Lumber Division is up from 2001 largely due to higher demand for the Company’s hardware services. As a percentage of services and finance revenues, cost of revenues for services and finance for the Automotive Division was 44% and 50% for the year ended September 30, 2002 and 2001, respectively. As a percentage of service and finance revenues, cost of revenues for services and finance for the Hardlines and Lumber Division was 54% and 51% for the year ended September 30, 2002 and 2001, respectively. The change in cost of services and finance revenues as a percentage of revenue for both the Automotive and Hardlines and Lumber Divisions was primarily due to the factors mentioned above.

Sales and marketing expense for the year ended September 30, 2002 decreased $5.6 million to $33.9 million as compared to the year ended September 30, 2001. Sales and marketing expense for the Automotive Division for the year ended September 30, 2002 decreased $6.3 million to $15.7 million as compared to the year ended September 30, 2001. Sales and marketing expense for the Hardlines and Lumber Division for the year ended September 30, 2002 increased $0.7 million to $18.2 million as compared to the year ended September 30, 2001. The decrease in the Automotive Division’s sales and marketing expense was predominately due to lower bad debt expense and reduced personnel and travel costs. The increase in Hardlines & Lumber Division sales and marketing expense was principally due to higher personnel costs, driven by its higher systems revenue. As a percentage of revenue, sales and marketing expense for the Automotive Division was 13% and 18% for the years ended September 2002 and 2001, respectively. As a percentage of revenue, sales and marketing expense for the Hardlines and Lumber Division was 18% and 19% for the year ended September 2002 and 2001, respectively.

Product development expenses remained steady at $17.4 million for the years ended September 30, 2002 and September 31, 2001. Product development expenses for the Automotive Division for both years were $13.7 million. Product development expenses for the Hardlines and Lumber Division for both years remained at $3.7 million. As a percentage of revenue, product development expenses for the Automotive Division were 12% for the years ended September 30, 2002 and 2001, respectively. As a percentage of revenue, product development expenses for the Hardlines and Lumber Division remained constant at 4% for the years ended September 30, 2002 and 2001.

General and administrative expenses for the year ended September 30, 2002 were $26.4 million compared to $26.2 million, an increase of $0.2 million or 1% from the year ended September 30, 2001. As a percentage of revenues, general and administrative expense was 12% for the years ended September 30, 2002 and 2001.

On October 1, 2001, the Company adopted the new accounting guidance regarding amortization of goodwill. This adoption caused goodwill amortization to cease being recorded and resulted in a $10.6 million decrease in expense from 2001 to 2002.

Interest expense for the year ended September 30, 2002 was $14.1 million compared to $17.8 million, a decrease of $3.7 million or 21%. The decrease in interest expense was chiefly due to a decrease in the base rates, Bank Prime and LIBOR, used in computing the interest charged to the Company, and to a lower principal balance. See “Liquidity and Capital Resources.” Other income (loss) for the year ended September 30, 2002 increased $0.8 million to $0.1 million, largely due to the gain on the sale of its facility in Newton, N.J.

The Company recorded income tax expense attributable to continuing operations of $5.9 million for the year ended September 30, 2002 and an income tax benefit attributable to continuing operations of $1.9 million for the year ended September 30, 2001. The decrease in income tax benefit is due to improved profitability.

As a result of the above factors, the Company experienced net income of $9.4 million for the year ended September 30, 2002, compared to a net loss of $12.9 million for the year ended September 30, 2001, an improvement of $22.3 million or 172%.

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

Revenues for the year ended September 30, 2001 were $211.0 million compared to $223.9 million for the year ended September 30, 2000, a decrease of $12.9 million or 6%. For the year ended September 30, 2001, revenues for the Automotive Division decreased $14.8 million, or 11%, to $119.3 million as compared to the year ended September 30, 2000. For the year ended September 30, 2001, revenues for the Hardlines and Lumber Division increased $1.9 million, or 2%, to $91.7 million as compared to the year ended September 30, 2000.

Systems revenues for the year ended September 30, 2001 were $52.7 million compared to $66.0 million for the year ended September 30, 2000, a decrease of $13.3 million or 20%. Systems revenues for the Automotive Division for the year ended September 30, 2001 decreased $12.8 million to $20.2 million as compared to the year ended September 30, 2000. Systems revenues for the Hardlines and Lumber Division for the year ended September 30, 2001 decreased $0.5 million to $32.5 million as compared to the year ended September 30, 2000. The decrease in the Automotive Division systems revenue was primarily due to lower sales of warehouse systems, store systems to national accounts, automotive recycling systems, and a strategic marketing focus shift away from direct marketing of service dealer systems in favor of value added reseller relationships.

Services and finance revenues were $158.3 million for the year ended September 30, 2001 compared to $157.9 million for the year ended September 30, 2000, an increase of $0.4 million or less than one percent. Services and finance revenues for the Automotive Division for the year ended September 30, 2001 decreased 2.1 million to $99.1 million as compared to the year ended September 30, 2000, principally due to customer attrition in its older, maintenance store products, service dealer, and automotive recycling lines. Services and finance revenues for the Hardlines and Lumber Division for the year ended September 30, 2001 increased $2.5 million to $59.2 million as compared to the year ended September 30, 2000. This increase in the Hardlines and Lumber Division’s revenues was due to an increase in the number of customers on service and additional revenue from its Triad Eagle product.

Cost of revenues was $113.7 million for the year ended September 30, 2001 compared to $133.2 million for the year ended September 30, 2000, a decrease of $19.5 million or 15%. For the year ended September 30, 2001, cost of revenues for the Automotive Division decreased $14.6 million or 19%, to $64.3 million as compared to the year ended September 30, 2000. For the year ended September 30, 2001, cost of revenues for the Hardlines and Lumber Division decreased $4.9 million, or 9%, to $49.4 million as compared to the year ended September 30, 2000.

Cost of systems revenues was $33.5 million for the year ended September 30, 2001 compared to $48.0 million for the year ended September 30, 2000, a decrease of $14.6 million or 30%. Cost of systems revenues for the Automotive Division for the year ended September 30, 2001 decreased $10.8 million to $14.7 million as compared to the year ended September 30, 2000, chiefly due to lower systems sales, lower amortization due to certain assets becoming fully amortized, and lower implementation costs due to a reorganization of the implementation group. Cost of systems revenues for the Hardlines and Lumber Division for the year ended September 30, 2001 decreased $3.8 million to $18.8 million compared to the year ended September 30, 2000. The decrease in Hardlines systems cost of sales was largely due to lower systems sales and lower depreciation and amortization expense due to certain fixed and intangible assets becoming fully amortized. Cost of systems revenues as a percentage of systems revenues for the Automotive Division was 73% and 77% for the year ended September 30, 2001 and 2000, respectively. Cost of systems revenues as a percentage of systems revenues for the Hardlines and Lumber Division was 58% and 68% for the years ended September 30, 2001 and 2000, respectively. The percentage fluctuations were primarily due to the factors mentioned above.

Cost of revenues for services and finance was $80.3 million for the year ended September 30, 2001 compared to $85.2 million for the year ended September 30, 2000, a decrease of $4.9 million or 6%. Cost of revenues for services and finance for the Automotive Division for the year ended September 30, 2001 decreased $3.8 million to $49.7 million compared to the year ended September 30, 2000, predominately due to less activity in the automotive recycling product line. Cost of revenues for services and finance for the Hardlines and Lumber Division for the year ended September 30, 2001 decreased $1.1 million, or 3%, to $30.6 million compared to the year ended September 30, 2000, principally due to the increase in services revenue. As a percentage of services and finance revenues, cost of revenues for services and finance for the Automotive Division was 52% and 56% for the year ended September 30, 2001 and 2000, respectively. As a percentage of services and finance revenues, cost of revenues for services and finance for the Hardlines and Lumber Division was 51% and 53% for the year ended September 30, 2001 and 2000, respectively. The change in cost of services and finance revenues as a percentage of revenue for both the Automotive and Hardlines and Lumber Divisions primarily was due to the factors mentioned above.

Sales and marketing expense for the year ended September 30, 2001 decreased $7.9 million to $39.5 million as compared to the year ended September 30, 2000. Sales and marketing expense for the Automotive Division for the year ended September 30, 2001 decreased $5.9 million to $22.0 million as compared to the year ended September 30, 2000. Sales and marketing expense for the Hardlines and Lumber Division for the year ended September 30, 2001 decreased $2.0 million to $17.5 million as compared to the year ended September 30, 2000. The decrease in the Automotive Division’s sales and marketing expense was chiefly due to lower bad debt expense and to reduced personnel and travel costs. The decrease in the Hardlines and Lumber Division’s sales and marketing expense was mainly due to lower personnel costs. As a percentage of revenue, sales and marketing expense for the Automotive Division was 18% and 21% for the years ended September 2001 and 2000, respectively. As a percentage of revenue, sales and marketing expense for the Hardlines and Lumber Division was 19% and 21% for the year ended September 2001 and 2000, respectively.

Product development expenses for the year ended September 30, 2001 increased $5.3 million, or 43%, to $17.5 million as compared to the year ended September 30, 2000. Product development expenses for the Automotive Division for the year ended September 30, 2001 increased $5.5 million to $13.7 million. Product development expenses for the Hardlines and Lumber Division for the year ended September 30, 2001 decreased $0.2 million to $3.8 million. The increased product development expense was largely due to lower software capitalization and to the development of certain internet related products. As a percentage of revenue, product development expenses for the Automotive Division were 11% and 6% for the years ended September 30, 2001 and 2000, respectively. As a percentage of revenue, product development expenses for the Hardlines and Lumber Division remained constant at 4% for the years ended September 30, 2001 and 2000.

General and administrative expenses for the year ended September 30, 2001 were $26.2 million compared to $29.6 million for the year ended September 30, 2000, a decrease of $3.4 million or 11% from the year ended September 30, 2000. As a percentage of revenues, general and administrative expense was 12% and 13% for the years ended September 30, 2001 and 2000, respectively. The decrease in general and administrative expenses was predominately due to lower professional services fees to outside consulting firms.

Goodwill amortization expense for the year ended September 30, 2001 was $10.6 million compared to $11.5 million for the year ended September 30, 2000, a decrease of $0.9 million. The decrease was primarily due to certain goodwill assets becoming fully amortized.

Interest expense for the year ended September 30, 2001 was $17.8 million compared to $18.9 million, a decrease of $1.1 million or 6%. The decrease in interest expense was due to a decrease in the base rates, Bank Prime and LIBOR, used in computing the interest charged to the Company. See “Liquidity and Capital Resources.” Other income (expense) for the year ended September 30, 2001 decreased $1.7 million compared to the prior year due to the Company’s portion of an equity loss in its affiliate and to investment losses from the Company’s funded deferred compensation plan.

The Company recorded an income tax benefit attributable to continuing operations of $1.9 million and $4.7 million for the years ended September 30, 2001 and September 30, 2000, respectively. A deferred tax valuation allowance of approximately $259,000 was recorded. The Company believes it will generate sufficient taxable income in the future on the remaining tax assets.

As a result of the above factors, the Company experienced a net loss of $12.9 million for the year ended September 30, 2001, compared to a net loss of $23.1 million for the year ended September 30, 2000, a decrease in loss of $10.2 million. The decrease in income tax benefit is primarily due to the reduction of the pretax loss.

Liquidity and Capital Resources

As of September 30, 2002, the Company had $138.0 million in outstanding indebtedness, a decrease of $38.8 million from September 30, 2001. The Company’s outstanding indebtedness under its Restated Senior Credit Facilities at September 30, 2002 included $2.5 million borrowed on the Company’s $47.5 million senior secured revolving credit facility and $34.3 million of senior secured term loans. At September 30, 2002, a balance of $100.0 million on the Notes, due in 2008, bearing interest at 9% is outstanding. The remaining $1.2 million is related to lease financing and the debt matures in varying amounts over the next five years. Total annual interest expense, based on current debt levels and interest rates is estimated to be $12.5 million in fiscal year 2003. A portion of the Company’s debt bears interest at floating rates; therefore, its financial condition is and will be affected by changes in prevailing rates.

The Company’s Restated Senior Credit Facilities impose certain restrictions on the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. Under the Company’s Restated Senior Credit Facilities, the Company was obligated to meet certain tests relating to certain financial amounts and ratios defined in the Restated Senior Credit Facilities. At September 30, 2002, the Company was in compliance with these covenants.

On December 3, 2002, the Company replaced the Restated Senior Credit Facilities with a new three year credit agreement comprised of a $35.0 million term loan facility and a $17.5 million revolving credit facility. The term loan portion of the New Senior Credit Facility is payable in quarterly installments from March 31, 2003 through December 31, 2005. In March, June and September 2003 each quarterly installment is $2.0 million. The revolving credit facility provides for maximum borrowings of $17.5 million (including letters of credit up to $10.0 million) and matures in December 2005. The new credit agreement includes restrictions on certain activities and financial covenant tests, such as limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates.In addition to servicing its debt obligations, the Company requires substantial liquidity for capital expenditures and working capital needs. At September 30, 2002, working capital was $ (8.9) million compared to $2.8 million at September 30, 2001. The decrease in working capital principally relates to decreases in accounts receivable and lease receivables, offset by increases in accrued expenses. For the year ended September 30, 2002, the Company’s capital expenditures were $13.2 million, which included $7.1 million for capitalized computer software costs and databases.

The Company believes that cash flows from operations, together with the amounts available under its New Senior Credit Facility, will be sufficient to fund its working capital and debt service requirements. The Company’s ability to meet its working capital and debt service requirements, however, is subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control. If the Company is not able to meet such requirements, it may be required to seek additional financing. There can be no assurance that the Company will be able to obtain financing from other sources on terms acceptable to the Company, if at all.

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s contractual obligations and payments due by fiscal period following September 30, 2002 (in thousands):

	Payment Due or Expiration by Fiscal Year
	Total	2003	2004-5	2006-7	2008+
Debt:
Senior subordinated notes	$100,000	$—	$—	$—	$100,000
Term loan facility (1)	34,289	6,025	28,264	—	—
Revolving credit facility (1)	2,500	2,500	—	—	—
Other (2)	1,208	384	654	170	—

Total debt	137,997	8,909	28,918	170	100,000
Other lease financing obligations (2)	5,021	2,044	2,613	364	—
Operating leases	24,862	4,988	8,746	4,672	6,456

Total	$167,880	$5,941	$40,277	$5,206	$106,456

(1)  On December 3, 2002, the Company replaced the Restated Senior Credit Facilities (which include the Term loan and revolving credit facilities) with a new three year credit agreement comprised of a $35.0 million term loan facility and a $17.5 million revolving credit facility. See discussion of Liquidity and Capital Resources above.
(2)  These obligations will be funded by amounts received from lessees party to these lease agreements. Furthermore, the Company’s recourse obligation is limited to a percentage of the aggregate initial financing proceeds. See discussion in Note 4 - Lease Receivables in the notes to the financial statements.

The Company’s sources of short-term funding are its operating cash flows and its existing revolving credit arrangement. The revolving credit agreement contains terms and conditions customary for such agreements including minimum levels of debt and interest coverage and limitations on leverage. At September 30, 2002, the Company complied with all the terms and conditions of its credit agreements.

The following table summarizes the Company’s commercial commitments at September 30, 2002 (in thousands):

	Expiration by Fiscal Year
	Total	2003	2004-5	2006-7	2008+
CCI/TRIAD Financial Notes Payable (1)	$16,997	$9,941	$7,050	$6	$—
Standby letters of credit (2)	300	300	—	—	—
Guarantees (3)	185	116	69	—	—

Total	$17,482	$10,357	$7,119	$6	$—

(1)  These obligations are reflected on the financial statements of CCI/TRIAD Financial Holding Corporation as discussed in the off-balance sheet arrangements section below. These obligations will be funded by amounts received from lessees party to these lease agreements. Furthermore, the Company’s recourse obligation is limited to a percentage of the aggregate initial financing proceeds. See discussion in Note 4 - Lease Receivables in the notes to the financial statements.
(2)  There is one standby letter of credit which secures certain demand deposit accounts belonging to the Company’s European subsidiaries.
(3)  The guarantees relate to automobiles leased for general corporate purposes by the Company’s European subsidiaries.

Off-Balance Sheet Arrangements

The Company’s wholly owned subsidiary CCI/TRIAD Financial Holding Corporation (“CCI/TRIAD Financial”) maintains lease receivables sold via short-term lending arrangements along with their corresponding notes payable. Due to the bankruptcy remote nature of CCI/TRIAD Financial, CCI/TRIAD Financial is excluded from the consolidated financial statements of the Company.

Prior to March 2001, the Company sold lease receivables via short term lending agreements with banks and other financial institutions. At the time of sale, the Company recorded the newly-created servicing liabilities (lease servicing obligation and recourse obligation) at their estimated fair value and CCI/TRIAD Financial recorded the lease receivables from the lessees and the corresponding notes payable to the lenders. On September 30, 2002, CCI/TRIAD Financial held $17.1 million in leases and $17.0 in related notes payable.

The short term lease financing agreements contain restrictive covenants which allow the Company to sell leases only while in compliance with such covenants. In the event of non-compliance, the banks and lending institutions could assume administrative control (servicing) of the lease portfolio and could prohibit further sales under the available credit facilities. During the period ended September 30, 2002, the Company was in compliance with the covenants.

Subsequent to March 2001, CCI/TRIAD Financial has not entered into any new lending arrangements. Furthermore, the Company does not anticipate that CCI/TRIAD Financial will enter any new lending arrangements. The remaining lease assets and associated notes payable amortize through December 2005.

Summarized financial information of CCI/TRIAD Financial as of September 30, 2001 and 2002 and for the fiscal years ended September 30, 2000, 2001, and 2002 is as follows (in thousands):

	September 30,
	2001	2002
Investment in leases	$33,356	$17,095
Other assets	539	561

Total Assets	$33,895	$17,656

Notes payable	$33,072	$16,997
Other liabilities	510	367
Shareholder’s equity	313	292

Total Liabilities and Shareholder’s Equity	$33,895	$17,656

	Fiscal Year Ended September 30,
	2000	2001	2002
Lease revenue	$5,049	$3,786	$2,329
Interest expense	5,049	3,771	2,350

Net income (loss)	$—	$15	$(21)

A proposed accounting interpretation is being deliberated by the Financial Accounting Standards Board (“FASB”) which may result in the Company including the assets and liabilities (or some portion thereof) of CCI/TRIAD Financial in its financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those discussed below. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Software and Database Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established, which is typically evidenced by a completed program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Costs incurred related to the accumulation of data for the development of databases are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized using the straight-line method over the estimated economic life of the product not to exceed five years. The Company is required to 1) use professional judgment in determining whether software development costs meet the criteria for immediate expense or capitalization using the criteria described above and 2) evaluate software and database development costs for impairment at each balance sheet date by comparing the unamortized capitalized costs to the net realizable value. The amount by which unamortized capitalized costs exceed the net realizable value of the asset is written off and recorded in results of operations during the period of such impairment. The net realizable value is the estimated future gross revenue from that product reduced by the estimated future costs of completing, maintaining, and disposing of the product.

Revenue Recognition

The Company derives revenue from software license fees and the sale of computer hardware, maintenance, and services. The Company generally utilizes written contracts as the means to establish the terms and conditions by which the Company’s licenses, products, maintenance and services are sold to its customers. Revenue from software license fees and from the sale of hardware products is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations remain, the fee is fixed and determinable and collection is probable. When several elements, including software, maintenance and services, are bundled and sold as a system to a customer the Company has established vendor-specific objective evidence of fair value for maintenance and services and has determined that such services are not essential to the functionality of the delivered software, the revenues from such multiple-element arrangements are allocated to each element based upon the residual method, whereby the fair value of the undelivered element of the contract is deferred. In those instances that include significant customization or modification of the software, contract accounting is applied to both the software and services elements of the arrangement. Where estimates of costs to complete and extent of progress are reasonably dependable, systems revenue from these software arrangements is recognized on a percentage-of-completion method with progress-to-completion measured based upon installation hours incurred. In other instances where costs or estimates are not dependable, systems revenue from these software arrangements is recognized at completion based upon the completed contract method.

These policies require management, at the time of the transaction, to assess whether the amounts due are fixed or determinable, collection is reasonably assured, and if future performance obligations exist. These assessments are based on the terms of the agreement with the customer, past history, and credit worthiness of the customer. If management determines that collection is not reasonably assured or future performance obligations exist, revenue recognition is deferred until these conditions are satisfied.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate due to industry factors, general economic factors or otherwise, resulting in an impairment of their ability to make payments, additional allowances may be required.

Allowance for Lease Losses

The allowance for lease losses provides coverage for probable and estimable losses in the Company’s lease portfolios. The allowance recorded is based on a review of all leases outstanding and transactions in process. The determination of the appropriate amount of any provision is based on management’s judgment at that time and takes into consideration all known relevant internal and external factors that may affect the lease portfolio, including levels of non-performing leases, lessees’ financial condition, leased values as well as general economic conditions and credit quality indicators. The Company’s allowance includes an estimate of reserves needed to cover specifically identified lease losses and certain unidentified but inherent risks in the portfolio. If the financial condition of the Company’s leasing customers were to deteriorate due to industry factors, general economic factors or otherwise, resulting in an impairment of their ability to make payments, additional allowances may be required.

Valuation of Goodwill and Other Intangibles

Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. The Company assesses potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The Company’s judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of the acquired businesses, market conditions and other factors. Future events could cause the Company to conclude that impairment indicators exist and that goodwill associated with the acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on the Company’s results of operations.

Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities initiated after December 31, 2002. The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company does not anticipate any material impact from this statement on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). The new statement requires sale-leaseback accounting for those lease modifications that have economic effects similar to sale-leaseback transactions. It also provides new guidance for debt extinguishment transactions that are part of an entity’s recurring operations. SFAS 145 is effective for fiscal years beginning after May 15, 2002. There was no material impact from adoption of this statement as of October 1, 2002.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The statement broadens the presentation of discontinued operations to include more disposal transactions, and establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS 144 is effective for financial statements for fiscal years beginning after December 15, 2001. There was no material impact from adoption of this statement as of October 1, 2002.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). The statement is effective for financial statements for fiscal years beginning after June 15, 2002. The new statement establishes accounting standards for recognition of a liability for an asset retirement obligation and the associated asset retirement cost. There was no material impact from this statement as of October 1, 2002.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

At September 30, 2002, approximately $36.8 million of the Company’s long-term debt, specifically borrowings outstanding under its Restated Senior Credit Facilities, bears interest at variable rates. Accordingly, the Company’s net income and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the 2002 average interest rate under these borrowings, it is estimated that the Company’s 2002 interest expense would have changed by $1.1 million, resulting in a change in the Company’s 2002 net income. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

At September 30, 2002, the Company had $100 million of outstanding Notes. The Notes bear interest at a fixed rate of nine percent and are not subject to changes in interest rates.

Foreign Currency Risk

The majority of the Company’s operations are based in the U.S. and, accordingly, the majority of its transactions are denominated in U.S. dollars; however, the Company does have foreign based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, the Company has operations in Canada, the United Kingdom and Ireland and conducts transactions in the local currency of each location.

The Company monitors its foreign currency exposure and, from time to time, will attempt to reduce its exposure through hedging. At September 30, 2002, the Company had no foreign currency contracts outstanding.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements filed on Form 10-K and 10-Q prior to September 30, 2002 included the accounts of Holding and its wholly owned subsidiary CCITRIAD. Holding has no assets or liabilities other than (1) its wholly owned subsidiary CCITRIAD and (2) its Redeemable Class A Common Stock, the net proceeds of which were contributed in full to CCITRIAD. The difference between the financial statements of Holding and those of CCITRIAD relate solely to the Class A Common Stock. The Class A Common Stock is an obligation of Holding and not of the registrant and the registrant does not guarantee the Class A Common Stock. Prior years’ financial presentation resulted in the inclusion of the accretion of Holding’s Redeemable Common Stock of $3.0 million, $9.8 million and $13.2 million for the fiscal years ended September 30, 1999, 2000 and 2001, respectively, as well as its net loss to shareholders of $40.0 million, $32.9 million and $26.2 million, respectively. Additionally, Holding’s balances for the Redeemable Class A Common Stock of $28.0 million, $37.8 million and $51.1 million as of September 30, 1999, 2000 and 2001, respectively, and for stockholders’ deficit of $15.6 million, $49.5 million and $75.8 million as of September 30, 1999, 2000 and 2001, respectively, were depicted. The cash flow for both companies was identical in each year presented. CCITRIAD, as the registrant, is presented in the following audited financial statements.

Index to Financial Statements

Cooperative Computing, Inc.
Audited Consolidated Financial Statements

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Cooperative Computing, Inc.

We have audited the accompanying consolidated balance sheets of Cooperative Computing, Inc. as of September 30, 2001 and 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity (deficit), and cash flows for each of the three years in the period ended September 30, 2002. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooperative Computing, Inc. at September 30, 2001 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Austin, Texas
December 3, 2002

COOPERATIVE COMPUTING, INC.

Consolidated Balance Sheets
(In thousands, except share data)

	September 30,
	2001	2002
Assets
Current assets:
Cash and cash equivalents	$3,897	$398
Trade accounts receivable, net of allowance for doubtful accounts of $4,353 and $6,751	35,679	29,013
Inventories, net	2,391	2,380
Investment in leases, net	3,735	2,820
Deferred income taxes	5,991	8,303
Prepaid expenses and other current assets	5,126	4,122

Total current assets	56,819	47,036
Service parts, net	2,868	1,780
Property and equipment, net	6,504	6,480
Long-term investment in leases	8,621	4,468
Capitalized computer software costs, net	12,927	10,257
Databases, net	12,350	12,094
Goodwill	100,572	87,159
Other assets	22,126	16,513

Total assets	$222,787	$185,787

Liabilities and stockholder’s equity (deficit)
Current liabilities:
Accounts payable	$9,459	$8,095
Payroll related accruals	12,923	13,564
Deferred revenue	12,153	12,529
Current portion of long-term debt	10,737	8,828
Accrued income taxes	190	3,969
Accrued expenses and other current liabilities	8,601	8,940

Total current liabilities	54,063	55,925

Long-term debt	166,020	129,169
Deferred tax liabilities and other liabilities	27,416	15,546

Total liabilities	247,499	200,640
Stockholder’s equity (deficit):
Common Stock:
Par value $0.01; authorized, issued and outstanding 1,000 at September 30, 2001 and 2002	—	—
Additional paid-in capital	113,155	113,155
Retained deficit	(136,604)	(127,236)
Other accumulated comprehensive income (loss):
Cumulative translation adjustment	(1,263)	(772)

Total stockholder’s equity (deficit)	(24,712)	(14,853)

Total liabilities and stockholder’s equity (deficit)	$222,787	$185,787

See accompanying notes.

COOPERATIVE COMPUTING, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands)

	Year Ended September 30,
	2000	2001	2002
Revenues:
Systems	$66,020	$52,730	$59,196
Services and Finance	157,899	158,305	159,509

Total revenues	223,919	211,035	218,705
Cost of revenues:
Systems	48,022	33,472	35,089
Services and finance	85,193	80,271	76,675

Total cost of revenues	133,215	113,743	111,764

Gross margin	90,704	97,292	106,941
Operating expenses:
Sales and marketing	47,437	39,491	33,909
Product development	12,209	17,470	17,435
General and administrative	29,574	26,166	26,420
Goodwill amortization	11,484	10,589	—

Total operating expenses	100,704	93,716	77,764

Operating income (loss)	(10,000)	3,576	29,177
Interest expense	(18,872)	(17,804)	(14,054)
Foreign exchange gain (loss)	77	(108)	(120)
Equity loss in affiliate	—	(611)	(552)
Gain on sale of assets	—	—	211
Other income, net	1,031	72	581

Income (loss) before income taxes	(27,764)	(14,875)	15,243
Income tax expense (benefit)	(4,691)	(1,932)	5,875

Net income (loss)	$(23,073)	$(12,943)	$9,368

Comprehensive income (loss):
Net income (loss)	$(23,073)	$(12,943)	$9,368
Foreign currency translation adjustment	(1,054)	(108)	491

Comprehensive income (loss)	$(24,127)	$(13,051)	$9,859

See accompanying notes.

COOPERATIVE COMPUTING, INC.

Consolidated Statements of Stockholder’s Equity (Deficit)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Other Accumulated Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, September 30, 1999	1,000	$—	$113,155	$(100,588)	$(101)	$12,466
Foreign currency translation adjustments	—	—	—	—	(1,054)	(1,054)
Net loss	—	—	—	(23,073)	—	(23,073)

Balance, September 30, 2000	1,000	—	113,155	(123,661)	(1,155)	(11,661)
Foreign currency translation adjustments	—	—	—	—	(108)	(108)
Net loss	—	—	—	(12,943)	—	(12,943)

Balance, September 30, 2001	1,000	—	113,155	(136,604)	(1,263)	(24,712)
Foreign currency translation adjustments	—	—	—	—	491	491
Net income	—	—	—	9,368	—	9,368

Balance, September 30, 2002	1,000	$—	$113,155	$(127,236)	$(772)	$(14,853)

See accompanying notes.

COOPERATIVE COMPUTING, INC.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended September 30,
	2000	2001	2002
Operating activities
Net income (loss)	$(23,073)	$(12,943)	$9,368
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,074	8,727	6,852
Amortization	31,728	23,449	12,477
Deferred income taxes	(5,891)	(3,052)	550
Equity loss from affiliate	—	611	552
Equity income from partnerships	(343)	(331)	(215)
Lease loss provision	7,510	5,573	2,635
Provision for doubtful accounts	9,301	8,881	8,643
Gain on sale of assets	—	—	(211)
Other, net	(964)	(108)	474
Changes in assets and liabilities:
Trade accounts receivable	(37)	(9,846)	(1,977)
Inventories	5,310	1,395	11
Investment in leases	(4,145)	(1,152)	2,433
Prepaid expenses and other assets	3,868	2,803	3,416
Accounts payable	(6,971)	(1,250)	(1,363)
Deferred revenue	1,397	205	376
Accrued expenses and other liabilities	(2,948)	(2,625)	3,386

Net cash provided by operating activities	23,816	20,337	47,407

Investing activities
Purchase of property and equipment	(2,319)	(3,104)	(4,293)
Property and equipment sale proceeds	—	—	874
Capitalized computer software costs and databases	(11,472)	(9,963)	(7,098)
Purchase of service parts	(3,459)	(2,608)	(1,770)
Expenditures Related to Internet Autoparts	(3,000)	—	—
Equity distributions from partnerships	191	326	142
Other	46	—	—

Net cash used in investing activities	(20,013)	(15,349)	(12,145)

Financing activities
Proceeds from debt facility	82,001	36,130	3,000
Payments on long-term debt facilities	(85,125)	(37,900)	(41,761)

Net cash used in financing activities	(3,124)	(1,770)	(38,761)
Change in cash and cash equivalents	679	3,218	(3,499)
Cash and cash equivalents, beginning of period	—	679	3,897

Cash and cash equivalents, end of period	$679	$3,897	$398

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,330	$16,142	$12,907
Income taxes	$1,279	$843	$1,885

See accompanying notes.

COOPERATIVE COMPUTING, INC.

Notes to Consolidated Financial Statements
September 30, 2002

Note 1. Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Cooperative Computing, Inc. (“CCITRIAD” or the “Company”), and its wholly owned subsidiaries, is a leading provider of business and information management services to the automotive aftermarket and the hardlines and lumber industry. CCITRIAD produces and markets complex databases and software products, and designs, develops, manufactures, markets, services and leases computer systems. Development and assembly facilities are located in Austin, Texas; Livermore, California; and Denver, Colorado. Principal markets are located in the United States, Canada, United Kingdom, Ireland and France.

CCITRIAD is a wholly owned subsdiary of Cooperative Computing Holding Company, Inc. (“Holding”). Holding has no assets or liabilities other than (1) its investment in its wholly owned subsidiary CCITRIAD and (2) its Redeemable Class A Common Stock, the net proceeds of which were contributed in full to CCITRIAD.

The consolidated financial statements include the accounts of CCITRIAD and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Cash Equivalents

The Company considers all investments with maturities of three months or less when purchased to be cash equivalents.

Inventories

Inventories primarily consist of purchased parts and finished goods. Inventories are stated at the lower of cost (first-in, first-out method) or market and include amounts which ultimately may be transferred to equipment or service parts. Inventories are recorded net of valuation reserves of $0.5 million and $1.1 million at September 30, 2001 and September 30, 2002, respectively.

Service Parts

Service parts used for servicing installed equipment are stated at cost and are depreciated over a period not exceeding two years using the straight-line method. Accumulated depreciation was $12.5 million and $13.2 million at September 30, 2001 and 2002, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets (two to ten years). Leasehold improvements are amortized using the straight-line method over the life of the lease or the estimated useful life, whichever is shorter.

Leases

At the inception of a lease, the gross lease receivable, the reserve for potential losses, the estimated residual value of the leased equipment and the unearned lease income are recorded. The unearned lease income represents the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment leased. Certain initial direct costs incurred in consummating the leases, included in the investment in leases, are amortized over the life of the lease. Lease receivables sold pursuant to agreements with banks or lending institutions prior to March 31, 2001 that met the sales criteria of Statement of Financial Accounting Standards (“SFAS”) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities are removed from the balance sheet and the gains are reflected in operations. In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces FASB Statement No. 125 and is effective for transactions after March 31, 2001. Leases refinanced after this date and the related debt are reflected on the balance sheet. Related income and expense are recognized as earned.

Capitalized Computer Software Costs

Costs relating to the conceptual formulation and design of software products are expensed as product development. Costs incurred subsequent to establishing the technological feasibility of software products are capitalized. Amortization of capitalized software costs begins when the products are available for general release to customers. Costs are amortized over the expected product lives and are calculated using the straight-line method, generally over a period of two to five years. Management assesses the recoverability of its capitalized costs periodically based principally upon comparison of the net book value of the asset to the expected future revenue stream to be generated by the asset. If management finds evidence of asset impairment, its net book value is adjusted to its fair value. Amortization of capitalized software is included in systems cost of revenues.

Databases

Database development costs consist primarily of direct labor costs associated with the accumulation of data received from auto parts manufacturers and converting that information to an electronic format. Costs are amortized using the straight-line method over the approximate life cycle of the data (18 to 36 months). Management assesses the recoverability of its database costs periodically based principally upon comparison of the net book value of the asset to the expected future revenue stream to be generated by the asset. If management finds evidence of asset impairment, its net book value is adjusted to its fair value. Amortization of databases is included in services and finance cost of revenues.

Deferred Financing Costs

Financing costs are deferred and amortized to interest expense using the interest method over the terms of the related debt. Amortization of such costs for the years ended September 30, 2000, 2001, and 2002 totaled approximately $1.2 million, $1.1 million, and $1.0 million, respectively.

Other Intangibles

Goodwill represents the excess of cost over the fair value of assets acquired. The Company adopted SFAS 142 as of October 1, 2001 and no longer amortizes goodwill. Trademarks and tradenames, which is included in other assets, are amortized over 15 years. Amortization of other intangibles is included in general and administrative expense. Amortization of such costs for the years ended September 30, 2000, 2001, and 2002 totaled approximately $15.7 million, $12.8 million and $0.9 million, respectively.

Long-Lived Assets

The Company periodically reviews the carrying amounts of property, plant, and equipment, identifiable intangible assets and excess of cost over fair value of net assets acquired, either in the normal course of business or through acquisition            , to determine whether current events or circumstances, as defined in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, warrant adjustments to such carrying amounts by considering, among other things, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows. At this time, future cash inflows exceed the carrying value of the asset; thus, no impairment loss has been recognized. Management reviews the valuation and amortization periods of excess of cost over fair value of net assets acquired on a periodic basis, taking into consideration any events or circumstances which might result in diminished fair value or revised useful life. No events or circumstances have occurred to warrant a diminished fair value or reduction in the useful life of excess of cost over fair value of net assets acquired.

Revenue Recognition

The Company derives revenue from software license fees and the sale of computer hardware, maintenance, and services. The Company generally utilizes written contracts as the means to establish the terms and conditions by which the Company’s licenses, products, maintenance and services are sold to its customers.

Revenue from software license fees and from the sale of hardware products is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations remain, the fee is fixed and determinable and collection is probable.

When several elements, including software, maintenance and services, are bundled and sold as a system to a customer the Company has established vendor-specific objective evidence of fair value for maintenance and services and has determined that such services are not essential to the functionality of the delivered software, the revenues from such multiple-element arrangements are allocated to each element based upon the residual method, whereby the fair value of the undelivered element of the contract is deferred. In those instances that include significant customization or modification of the software, contract accounting is applied to both the software and services elements of the arrangement. Where estimates of costs to complete and extent of progress are reasonably dependable, systems revenue from these software arrangements is recognized on a percentage-of-completion method with progress-to-completion measured based upon installation hours incurred. In other instances where costs or estimates are not dependable, systems revenue from these software arrangements is recognized at completion based upon the completed contract method.

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities. Lease receivables are stated at the present value using the internal rate of return which approximates fair value.

The Company’s long-term debt consists of obligations with both variable and fixed interest rates. The carrying value of debt obligations with variable interest rates is considered to approximate fair value. The estimated fair value of debt obligations with fixed interest rates is based on the quoted market prices for such debt obligations. The estimated fair value of total long-term debt at September 30, 2002 with a carrying value of $100 million is $81 million.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain Risks and Concentrations

The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. Most of the Company’s customers are in the automotive aftermarket or the hardlines and lumber industry.

No customer accounted for more than 10% of the Company’s revenues during the years ended September 30, 2000, 2001, and 2002.

Pursuant to agreements with banks and lending institutions for the sale of lease receivables, the Company is contingently liable for losses in the event of lessee nonpayment up to stated recourse limits. At September 30, 2002, the maximum stated contingent liability for leases sold was $19.2 million.

Foreign Currency

Assets and liabilities of subsidiary operations denominated in foreign currencies are translated at the year-end rates of exchange and the income statements have been translated at the average rates of exchange for the year. Local currencies are considered to be the functional currencies.

Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities initiated after December 31, 2002. The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company does not anticipate any material impact from this statement as of October 1, 2002.

In June 2002, the FASB issued SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). The new statement requires sale-leaseback accounting for those lease modifications that have economic effects similar to sale-leaseback transactions. It also provides new guidance for debt extinguishment transactions that are part of an entity’s recurring operations. SFAS 145 is effective for fiscal years beginning after May 15, 2002. There was no material impact from adoption of this statement as of October 1, 2002.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The statement broadens the presentation of discontinued operations to include more disposal transactions, and establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS 144 is effective for financial statements for fiscal years beginning after December 15, 2001. There was no material impact from adoption of this statement as of October 1, 2002.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). The statement is effective for financial statements for fiscal years beginning after June 15, 2002. The new statement establishes accounting standards for recognition of a liability for an asset retirement obligation and the associated asset retirement cost. There was no material impact from this statement as of October 1, 2002.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.

Note 2. Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,
	2001	2002
Land	$138	$—
Furniture and equipment	25,880	28,068
Buildings and leasehold improvements	2,110	1,419

Gross property and equipment	28,128	29,487
Less accumulated depreciation	(21,624)	(23,007)

Net property and equipment	$6,504	$6,480

Note 3. Investment in Leases

Prior to June 2001, the Company, through its wholly owned finance subsidiary and special purpose entity, originated leases of hardware and software products to customers under direct financing leases. Lease receivables are generally due in monthly installments over a period of up to five years. The remaining investment in leases is calculated as follows (in thousands):

	September 30,
	2001	2002
Total minimum lease payments receivable	$15,417	$9,472
Allowance for doubtful accounts	(1,413)	(1,454)
Initial direct costs	232	110
Estimated unguaranteed residual value	1,481	1,175

Gross investment in leases	15,717	9,303
Unearned income	(3,725)	(2,067)
Leases pending acceptance	364	52

Total investment in leases	12,356	7,288
Short-term investment in leases	(3,735)	(2,820)

Long-term investment in leases	$8,621	$4,468

A substantial portion of the lease receivables was sold prior to maturity. Accordingly, a schedule of maturities for the next five years is not indicative of future cash collections. The vast majority of the Company’s customers are in the automotive aftermarket and the hardlines and lumber industry.

Note 4. Lease Receivables

Historically, the Company has sold lease receivables via short term lending agreements with banks and other financial institutions. At the time of sale, the Company records the newly created servicing liabilities (lease servicing obligation and recourse obligation) at their net present value, which is considered their estimated fair value. Gains resulting from the sale of lease receivables are reflected in finance revenue, and were $180,000, $77,000 and zero in 2000, 2001 and 2002, respectively. No lease receivables were sold in 2002. The fair value of the lease servicing liability is based upon the present value of the costs required to continue to service the leases sold for the remainder of the lease term.

The lease financing agreements contain restrictive covenants which allow the Company to sell leases only while in compliance with such covenants. In the event of noncompliance, the banks and lending institutions could assume administrative control (servicing) of the lease portfolio. During the year ended September 30, 2002, the Company was in compliance with the covenants.

Pursuant to the agreements, the Company is contingently liable for losses in the event of lessee nonpayment up to stated recourse limits and full recourse on lease receivables discounted that did not meet the bank or lending institutions’ credit guidance. At September 30, 2002, the Company had $1.2 million of lease receivables discounted that are subject to the full recourse provision. The Company repurchased $3.3 million and $1.1 million of lease receivables subject to recourse provisions during 2001 and 2002, respectively. Proceeds, including discounting gains, from the sales of lease receivables were approximately $17 million and $6 million in 2000 and 2001, respectively.

At September 30, 2002, the maximum stated contingent liability for leases sold was $19.2 million. The stated contingent liability is fixed as a percentage of the original financed amount and decreases as obligations are met under the contingent liability but does not proportionally decrease as the financed amount decreases. The Company provides for the fair value of the recourse obligation based upon an analysis that considers, among other things, the remaining size of the financed leases versus the initial financing amount, the credit worthiness of the lease receivable, the recourse provision the lease receivable is subject to, and the Company’s historical experience which includes loss recoveries through resale of repossessed systems. The Company provides for the fair value of the lease servicing obligation based upon an analysis that considers, among other things: the quantity of sold leases that are being serviced, the time and cost associated with administration of leases, and the Company’s historical experience relating to the length of time leases generally are outstanding. The average discount rate in 2001 was approximately 13%. No leases were discounted in 2002.

Activity in the servicing and recourse obligation liability accounts (recorded in other liabilities in the Company’s balance sheet) is as follows (in thousands):

	Lease Servicing Obligation	Recourse Obligation
Balance at September 30, 2000	$1,328	$6,861
Newly-created liabilities	91	5,573
Recoveries	—	919
Charges and write-offs	(586)	(7,403)

Balance at September 30, 2001	$833	$5,950
Newly-created liabilities	9	2,635
Recoveries	—	795
Charges and write-offs	(403)	(3,891)

Balance at September 30, 2002	$439	$5,489

The following table presents quantitative information regarding the aggregate lease portfolio, which includes delinquencies and net credit losses (in thousands):

	Total Principal Amount of Leases		Principal Amount of Leases 60 Days or More Past Due		Average Balances		Net Credit Losses
	At September 30,				During the Year
	2001	2002	2001	2002	2001	2002	2001	2002
Total Portfolio	$61,898	$31,323	$4,113	$1,800	$78,542	$46,611	$7,184	$3,052

Less: Loans Securitized	46,481	21,851			61,461	34,166

Loans Held in Portfolio	$15,417	$9,472			$17,081	$12,445

Note 5. Capitalized Computer Software Costs

	Year Ended September 30,
	2001	2002
	(In thousands)
Beginning balance	$13,901	$12,927
Capitalized computer software costs	5,095	1,513
Amortization of computer software costs	(6,069)	(4,183)

Ending balance	$12,927	$10,257

Note 6. Databases

	Year Ended September 30,
	2001	2002
	(In thousands)
Beginning balance	$11,050	$12,350
Capitalized database costs	4,868	5,585
Amortization of databases	(3,568)	(5,841)

Ending balance	$12,350	$12,094

Note 7. Goodwill and Other Intangibles

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. SFAS No. 142 provides that separable intangible assets that have finite lives will continue to be amortized over their useful lives and that goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed for impairment annually, or more frequently if impairment indicators arise. The Company has identified two reporting units, Automotive, and Hardlines and lumber, for goodwill impairment testing. There was no impairment of goodwill during fiscal 2002.

Net income (loss) for the fiscal years ended September 30, 2000, 2001 and 2002 adjusted to exclude amortization expense (net of income taxes) is as follows (in thousands):

	Year Ended September 30,
	2000	2001	2002
Reported net income (loss)	$(23,073)	$(12,943)	$9,368
Goodwill amortization, net of tax	11,484	10,589	—

Adjusted net income (loss)	$(11,589)	$(2,354)	$9,368

An examination on the 1997 federal income tax returns was concluded during the first quarter of fiscal 2002. As a result, certain income tax uncertainties were resolved and the Company adjusted its tax liabilities by $13.5 million. As these uncertainties related to the Triad Systems acquisition in 1997 the associated goodwill was also reduced.

The gross carrying amount related to trademarks and tradenames at September 30, 2001 and 2002 was $15.0 million while the associated accumulated amortization balance at September 30, 2001 and 2002 was $6.8 million and $7.7 million, respectively. The related amortization expense was $1.5 million and $0.9 million for the year ended September 30, 2001 and 2002, respectively. Estimated amortization expense for the next five fiscal years is approximately $0.9 million in 2003 and 2004, and $0.8 million in 2005, 2006 and 2007.

Note 8. Debt

	Year Ended September 30,
	2001	2002
	(In thousands)
Senior Subordinated Notes	$100,000	$100,000
Term Loan Facility	45,200	34,289
Revolving Credit Facility	30,000	2,500
Other	1,557	1,208

Total Debt	176,757	137,997
Current portion	(10,737)	(8,828)

Long-term debt	$166,020	$129,169

On December 3, 2002, the Company replaced the Restated Senior Credit Facilities with a new three year credit agreement comprised of a $35.0 million term loan facility and a $17.5 million revolving credit facility. The term loan facility is payable in quarterly installments from March 31, 2003 through December 31, 2005 and bears interest at CCITRIAD’s option either at (i) a margin of 3.5% applied to the the greatest of (a) the Prime Rate, (b) the Base CD Rate plus 1% and (c) the Federal Funds Effective Rate plus 0.5% or (ii) a margin of 4.5% applied to the the Eurodollar Base Rate divided by the product of one minus the Eurocurrency Reserve Requirements. In March, June and September 2003 each quarterly installment is $2.0 million. The revolving credit facility provides for maximum borrowings of $17.5 million (including letters of credit up to a maximum of $10.0 million) and matures in December 2005. The new credit agreement includes restrictions on certain activities and financial covenant tests.

In 1998, CCITRIAD consummated a private placement offering (the “Offering”) of $100 million of 9% Senior Subordinated Notes due 2008 that were issued subject to an exchange and registration rights agreement. CCITRIAD subsequently exchanged those notes for identical registered 9% Senior Subordinated Notes due 2008 (“Notes”).

Interest on the Notes is payable semiannually on February 1 and August 1. The Notes are redeemable in whole or in part at the option of the Company on or after February 1, 2003 at the redemption prices (expressed as a percentage of the principal amount) of 104.5% in 2003, 103% in 2004, 101.5% in 2005 and 100% in 2006 and thereafter. In addition, on or prior to February 1, 2002, CCITRIAD could have redeemed up to 35% of the aggregate principal amount of the Notes with the net cash proceeds of one or more private or public equity offerings at a redemption price equal to 109% of the principal amount to be redeemed, together with accrued and unpaid interest, if any, to the date of redemption, provided that at least 65% of the originally issued aggregate principal amount of the Notes remained outstanding after each such redemption. Upon the occurrence of a change of control, as defined by the Notes indenture, CCITRIAD will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, together with the accrued and unpaid interest, if any. In addition, if the change of control occurs prior to February 1, 2003, CCITRIAD will have the right to redeem the Notes at a price equal to 100% of the principal amount thereof plus a premium, as specified by the Notes indenture.

Concurrently with the consummation of the Offering in 1998, CCITRIAD (i) amended and restated its Old Credit Facilities by entering into a new $50 million term loan facility and a new $50 million revolving credit facility (collectively, the “Restated Senior Credit Facilities”) and (ii) used the net proceeds from the Offering and the Restated Senior Credit Facilities to repay the Old Credit Facilities. The refinancing of the debt resulted in an extraordinary loss of approximately $3.0 million, net of tax, as a result of the write-off of existing financing costs.

In 1999, CCITRIAD amended its Restated Senior Credit Facilities by adding a new $30 million senior secured term loan B and prepaying $20 million of CCITRIAD’s existing $50 million senior secured term loan A. CCITRIAD also paid down approximately $8.1 million of the outstanding amounts under the existing $50 million senior secured revolving credit facility. After giving effect to the amendment, CCITRIAD had $110 million in senior secured credit facilities, consisting of the new $30 million term loan B, the remaining $30 million term loan A and the existing $50 million revolving credit facility.

The September 30, 2002 balance of $34.3 million under the term loan facility is payable in consecutive quarterly installments on the dates and in a principal amount equal to the amount set forth below, together with all accrued interest thereon:

Quarters Ending	Tranche A Quarterly Principal Payable	Tranche B Quarterly Principal Payable
December 2002 through March 2003	$2,948,438	$32,031
June 2003 through December 2003	—	32,031
March 2004	—	28,232,031

The revolving credit facility, which includes revolving credit notes, swing line notes (maximum of $10 million), and letters of credit (maximum of $15 million), provides for maximum borrowings of $47.5 million. Principal amounts under the revolving credit facility are due on March 31, 2003.

The Restated Senior Credit Facilities bear interest at CCITRIAD’s option either at (i) a margin of 2% or 2.5% applied to the greater of lenders Prime Rate, the base CD rate plus 1% of the Federal Funds Rate plus 0.5% or (ii) the eurodollar rate plus 3% or 3.5%. The lower margins apply to Revolving Credit loans and Tranche A term loans. The higher margins apply to the Tranche B Term Loan. Lower margins may become available upon the attainment of certain financial ratios. Interest on base rate loans is payable quarterly, and interest on eurodollar loans is payable at the end of the applicable interest period or every three months in the case of interest periods in excess of three months. A commitment fee ranging from 0.375% to 0.5% per annum is charged on unused revolving loans and is payable quarterly in arrears. The commitment fee at September 30, 2002 was 0.375%.

In connection with the letters of credit in the Restated Senior Credit Facilities, CCITRIAD is required to pay a letter of credit commission fee equal to 2.25% per annum on the amount of the letters of credit outstanding. Each letter of credit bears a fee equal to 2.25%. As of September 30, 2002, there was one letter of credit outstanding in the amount of $300,000.

Substantially all of the assets of the Company and its subsidiaries are pledged as collateral on the Restated Senior Credit Facilities. The Notes are general, unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company.

The terms of the Restated Senior Credit Facilities restrict certain activities of the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. CCITRIAD must also meet certain tests relating to financial amounts and ratios defined in the agreement. As of September 30, 2002, CCITRIAD was in compliance with the financial amounts and ratios as defined in the agreement and measured quarterly.

After March 31, 2001, the Company sold a total of $1.6 million in lease receivables through two transactions to a lending institution. In accordance with SFAS 140 as discussed in note 1 to the financial statements, the lease receivable and the note payable have remained on the Company’s balance sheet. The notes bear interest that is payable monthly at 10% per annum. The notes mature beginning May 2002 through July 2006.

Contractual maturities of debt, exclusive of interest, are as follows (in thousands):

2003	$8,909
2004	28,605
2005	313
2006	170
2007	—
Thereafter	100,000

Note 9. Income Taxes

Significant components of the income tax expense (benefit) attributable to continuing operations are as follows (in thousands):

	Year Ended September 30,
	2000	2001	2002
Current:
Federal	$197	$62	$3,017
State	683	382	1,434
Foreign	320	676	874

Total Current	1,200	1,120	5,325

Deferred:
Federal	(5,239)	(2,438)	506
State	(652)	(307)	63
Foreign	—	(307)	(19)

Total Deferred	(5,891)	(3,052)	550

Income tax expense (benefit)	$(4,691)	$(1,932)	$5,875

The provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following (in thousands):

	Year Ended September 30,
	2000	2001	2002
Income tax expense (benefit) at U.S. statutory income tax rate	$(9,590)	$(5,065)	$5,335
State taxes, net of U.S. income tax expense (benefit)	(829)	(288)	932
Permanent differences, primarily goodwill	5,304	3,169	315
Foreign losses not benefited	90	—	—
Tax credits and other	334	252	(707)

Income tax expense (benefit)	$(4,691)	$(1,932)	$5,875

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes are as follows (in thousands):

	September 30,
	2001	2002
Deferred tax assets:
Inventory and sales return reserves	$3,829	$4,709
Accrued expenses	1,951	2,015
Deferred income	4,448	4,699
Tax carryforwards	8,454	2,446
Depreciation	4,804	3,750
Bad debts and other	1,218	1,675

Total deferred tax assets	24,704	19,294

Deferred tax liabilities:
Direct financing leases	(9,812)	(7,011)
Fixed and intangible assets	(11,636)	(9,643)
Other	(123)	(316)

Total deferred tax liabilities	(21,571)	(16,970)
Valuation allowance for tax assets	(259)	—

Net deferred tax assets	$2,874	$2,324

As of September 30, 2002, the Company has no remaining federal net operating loss carryforwards. At September 30, 2002, the Company had business tax credit carryforwards of approximately $277,000 and alternative minimum tax credit carryforwards of approximately $2.2 million. The business tax credit carryforwards and the alternative minimum tax credits carryforward indefinitely. Utilization of the tax credit carryforwards may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of tax credit carryforwards before utilization.

Substantially all of the Company’s operating income was generated from domestic operations during 2002. Undistributed earnings of the company’s foreign subsidiaries are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and/or state income taxes has been provided thereon.

Note 10. Common Stock Option Plan

Holding, the Company’s parent company, has developed stock option plans for the purpose of granting stock options to employees and key individuals associated with the Company.

During 1998, Holding adopted the Cooperative Computing Holding Company, Inc. 1998 Stock Option Plan. The Plan provides for the grant of incentive and non-qualified stock options to employees and key individuals associated with the Company. The option price may not be less than the fair market value at the date of grant as set by Holding’s Board of Directors from time to time. Options vest in varying amounts over a six year period and expire ten years from the date of the grant.

During March 2000, Holding adopted the Cooperative Computing Holding Company, Inc. 2000 Stock Option Plan. The Plan provides for the grant of incentive and non-qualified stock options to employees and key individuals associated with the Company. The option price may not be less than the fair market value at the date of grant as set by Holding’s Board of Directors from time to time. Options vest in varying amounts over a five year period and expire ten years from the date of the grant.

During 2001, Holding adopted the Cooperative Computing Holding Company, Inc. 2001 Broad Based Stock Option Plan. The plan provides for the grant of incentive and non-qualified stock options to employees associated with the Company. The option price may not be less than the fair market value at the date of grant as set by Holding’s Board of Directors from time to time.

In 2001, a Stock Option Bonus program was adopted by Holding which protects options from dilution caused by the accretion of Holding’s Class A Common Stock.

Options vest in varying amounts over a five year period and expire ten years from the date of the grant. Information on Holding’s stock option activity is as follows:

	Total	1998 Option Plan		2000 Option Plan		2001 Option Plan
	Total Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Total options outstanding at September 30, 1999	3,813,150	3,813,150	$5.00	—	$—	—	$—
Options granted	3,980,700	339,700	5.00	3,641,000	1.00	—	—
Options forfeited	(1,524,650)	(1,423,150)	5.00	(101,500)	1.00	—	—
Options exercised	—	—	—	—	—	—	—

Total options outstanding at September 30, 2000	6,269,200	2,729,700	5.00	3,539,500	1.00	—	—
Options granted	666,500	—	—	462,650	1.00	203,850	1.00
Options forfeited	(807,725)	(386,450)	5.00	(400,400)	1.00	(20,875)	1.00
Options exercised	—	—	—	—	—	—	—

Total options outstanding at September 30, 2001	6,127,975	2,343,250	5.00	3,601,750	1.00	182,975	1.00
Options granted	882,550	—	—	834,500	1.00	48,050	1.00
Options forfeited	(576,650)	(181,850)	5.00	(366,950)	1.00	(27,850)	1.00
Options exercised	—	—	—	—	—	—	—

Total options outstanding at September 30, 2002	6,433,875	2,161,400	$5.00	4,069,300	$1.00	203,175	$1.00

The following is a summary of Holding’s options outstanding and exercisable as of September 30, 2002:

	Range of Exercise Prices	Number of Shares Subject to Options Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares Subject to Options Exercisable	Weighted- Average Remaining Contractual Life (in years)
1998 Option Plan	$5.00	2,161,400	6.3	$5.00	1,583,540	6.4
2000 Option Plan	1.00	4,069,300	7.8	1.00	3,041,670	7.5
2001 Option Plan	1.00	203,175	8.5	1.00	—	N/A

Combined Option Plans	$1.00 and $5.00	6,433,875	7.3	$2.34	4,625,210	7.1

The Company uses the intrinsic value method in accounting for employee stock options. Because the exercise price of the employee stock options is greater than or equal to the market price of the underlying stock, as determined by Holding’s Board of Directors, on the date of grant, no compensation expense is recognized.

Pro forma information regarding net loss is required by SFAS No. 123, Accounting for Stock Based Compensation, which also requires the information be determined as if the Company has accounted for its employee stock options granted under the fair value method prescribed by SFAS 123. The fair value of these options was estimated at the date of grant using the minimum value option pricing model with the following assumptions for the year ended September 30, 2002:

	Year Ended September 30,
	2000	2001	2002
Risk-free interest rate	6%	6%	4%
Weighted-average expected life of the options	5 years	5 years	5 years
Dividend rate	0%	0%	0%
Assumed volatility	0%	0%	0%

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Year Ended September 30,
	2000	2001	2002
Pro forma stock-based compensation expense	$179,000	$481,000	$353,000
Pro forma net income (loss)	(23,252,000)	(13,424,000)	9,015,000

The weighted average fair value of options granted during the year ended September 30, 2002 was $0.18.

Note 11. Savings and Investment Plans

The Company has a savings and investment plan known as the CCITRIAD Savings and Investment Plan (the “Plan”) as allowed under Sections 401(k) and 401(a) of the Internal Revenue Code. The Plan provides employees with tax deferred salary deductions and alternative investment options. Employees are eligible to participate the first day of hire and are able to apply for and secure loans from their account in the Plan.

The Plan provides for contributions by the Company as determined annually by the Board of Directors. The Company matches 50% of the first 6% of compensation contributed by each employee and the deferred amount cannot exceed 25% of the annual aggregate salaries of those employees eligible for participation. Highly compensated executive participants are limited to a maximum of 10%. Contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants and amounted to $1.4 million, $1.6 million, and $1.4 million in 2000, 2001, and 2002, respectively.

Note 12. Commitments and Contingencies

Guarantees

The Company has guaranteed certain automobile lease agreements of its European subsidiaries. At September 30, 2002, these guarantees were approximately $200,000. No material loss is anticipated by reason of such agreements and guarantees.

Operating Leases

The Company rents office facilities and certain office equipment under non-cancelable operating lease agreements. Certain lease agreements contain renewal options and rate adjustments. Rental payments in fiscal 2002 were $658,000 per month. Rental expense related to all operating leases was $8.2 million, $10.1 million, and $8.3 million in 2000, 2001, and 2002, respectively. Future minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

2003	4,988
2004	4,533
2005	4,213
2006	2,902
2007	1,770
Thereafter	6,456

Legal Matters

The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the resolution of these matters will not have a material adverse effect on the Company’s results of operations or financial position.

Note 13. Related Party Transactions

In February 1997, the Company entered into a ten-year Monitoring and Oversight Agreement with an affiliate, pursuant to which the Company will pay the affiliate an annual fee for services provided to the Company. The fee is due in quarterly installments, and upon the acquisition of another business by the Company, the minimum fee is increased by an amount equal to 0.2% of the consolidated annual net sales of the acquired entity for the trailing twelve-month period. During fiscal 1997, the Company prepaid the annual fee and amortized the amount over the service period. Cash paid in fiscal 2000, 2001 and 2002 was $376,706, $484,471, and $303,000, respectively.

The Company owns approximately 33% of Internet Autoparts, Inc. (“IAP”), a Web-based parts ordering and communication company. In February 2001, CCITRIAD received $1.96 million from IAP, which represented CCITRIAD’s estimate of a year’s worth of services being performed on behalf of IAP. In September 2001, CCITRIAD returned $318,790 of unused funds to IAP. In May 2002, the Company settled the final account with IAP which resulted in a payment of $506,897 from CCITRIAD to IAP.

The Company owns an approximate 20% interest in six separate partnerships with some major customers. The Company provides management information systems and services to these partnerships. During 2000, 2001, and 2002, the Company recorded service revenue from these partnerships of $3.9 million, $3.9 million, and $4.0 million, respectively. During 2000, 2001, and 2002, the Company recorded investment income from these partnerships of $344,000, $287,000, and $302,000, respectively. At September 30, 2002 the Company had outstanding payables to the partnerships of $239,000. Additionally, the Company has guaranteed its share of the outstanding debt of the partnerships which is disclosed above in Note 12 under Guarantees.

The Company previously leased office space from a corporation which is wholly owned by two stockholders of the Company. The rental expense for such facility was $540,000 and $552,000 in fiscal 2000 and 2001, respectively. In fiscal 2001, the Company terminated the lease.

The Company previously leased an airplane for general corporate use from a corporation which is wholly owned by a stockholder. Lease payments totaled $68,611 in fiscal 2000. In the first quarter of 2000, the Company terminated such lease.

Note 14. Segment Reporting

The Company’s business operations are organized into two divisions, automotive, and hardlines and lumber, as shown below. Additionally, a breakdown by geographic area of total revenues and total assets is disclosed. The Americas geographic area covers the U.S. and Canada. The Europe geographic area covers the United Kingdom, Ireland and France (in thousands).

	Year Ended September 30,
	2000	2001	2002
Systems Revenues:
Automotive	$32,998	$20,217	$20,763
Hardlines and lumber	33,022	32,513	38,433

Total systems revenues	66,020	52,730	59,196

Services and finance revenues:
Automotive	101,176	99,130	98,597
Hardlines and lumber	56,723	59,175	60,912

Total Services and finance revenues	157,899	158,305	159,509

Systems costs of revenues:
Automotive	25,441	14,670	14,804
Hardlines and lumber	22,581	18,802	20,285

Total systems cost of revenues	48,022	33,472	35,089

Services and finance cost of revenues
Automotive	53,520	49,663	43,517
Hardlines and lumber	31,673	30,608	33,158

Total services and finance cost of revenues	85,193	80,271	76,675

Sales and marketing:
Automotive	27,949	21,988	15,691
Hardlines and lumber	19,488	17,503	18,218

Total sales and marketing	47,437	39,491	33,909

Product development:
Automotive	8,176	13,709	13,743
Hardlines and lumber	4,033	3,761	3,692

Total product development	12,209	17,470	17,435

General and administrative	29,574	26,166	26,420
Goodwill amortization	11,484	10,589	—
Interest expense	(18,872)	(17,804)	(14,054)
Other income, net	1,108	(647)	120

Income (loss) before income taxes	$(27,764)	$(14,875)	$15,243

Revenues:
Americas	$218,052	$205,780	$213,111
Europe	5,867	5,255	5,594

Total revenues	$223,919	$211,035	$218,705

Assets:
Americas	$240,537	$217,554	$181,136
Europe	4,647	5,233	4,651

Total assets	$245,184	$222,787	$185,787

Note 15. Unaudited Quarterly Results

The Company’s unaudited quarterly results (in thousands) for 2001 and 2002 are presented below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2002
Total Revenues	$54,619	$56,959	$54,392	$52,735
Gross margin	26,206	28,067	25,970	26,698
Net income	1,330	2,589	2,454	2,995

2001
Total Revenues	$52,458	$54,746	$52,652	$51,179
Gross margin	23,599	25,953	26,167	21,573
Net loss	(5,275)	(2,756)	(1,681)	(3,231)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

PART III

Item 10. Directors and Executive Officers of the Registrant.

Set forth below are the names, ages and positions of the respective directors and executive officers of the Company and Holding as of December 30, 2002. All directors hold office until the next annual meeting of stockholders of the Company or Holding, as the case may be, or until their successors are duly elected and qualified. Please refer to “Certain Relationships and Related Transactions—Stockholder Agreement” for information concerning certain agreements relating to the election of directors of the Company.

Name	Age	Position
Michael A. Aviles	42	Chairman of the Board, President and Chief Executive Officer of Holding and the Company
Glenn E. Staats	58	Director of Holding and the Company (2)
Preston W. Staats	60	Director of Holding and the Company (2)
Greg Petersen	39	Senior Vice President, Finance and Administration of Holding and the Company
Jack D. Furst	43	Director of Holding and the Company (1), (2), (3), (4)
Joe Colonnetta	41	Director and Assistant Secretary of Holding and the Company (1), (2), (3)
A. Laurence Jones	49	Director of Holding and the Company (1), (3), (4)
James R. Porter	66	Director of the Company
Christopher Speltz	40	Vice President of Finance and Assistant Secretary of Holding and the Company
Peter Brodsky	32	Director and Assistant Secretary of Holding and the Company (2), (4)
Gary Cowsert	47	Vice President of Information Technology of the Company
Richard Rew II	34	General Counsel and Secretary of Holding and the Company

(1)	Denotes a member of the Audit Committee of the Company.

(2)	Denotes a member of the Executive Committee of Holding.

(3)	Denotes a member of the Audit Committee of Holding.

(4)	Denotes a member of the Compensation Committee of Holding.

Mr. Aviles joined the Company as President and Chief Operating Officer in June 1999. In 2001, Mr. Aviles became Chief Executive Officer of the Company. Prior to joining the Company, Mr. Aviles served as President and CEO of Foster Grant Group, a marketer and distributor of consumer eyewear. Mr. Aviles also served as Vice President, General Manager, of FOOTACTION USA, an athletic specialty retailer, and as a Senior Manager and a Certified Public Accountant with KPMG Peat Marwick. Mr. Aviles has an M.B.A. from Stanford University and a B.B.A. from Pace University.

Mr. Glenn Staats founded Old CCI in 1976 and has been a director of the Company since February 1997. Mr. Staats also served as President of the Company from February 1997 until June 1999, at which time he became Chairman of the Board and Chief Executive Officer, which posts he held until 2001. Mr. Staats has a Ph.D. in Engineering from the University of Texas at Austin. Prior to founding Old CCI, Mr. Staats was a Director of Graduate Studies in the College of Engineering at the University of Missouri – Columbia. Mr. Staats is the brother of Preston W. Staats.

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

Mr. Furst has been a director of Holding and the Company since February 1997. Mr. Furst has served as a Partner and Principal of Hicks Muse since 1989, the year in which it was formed. Mr. Furst has approximately 20 years of experience in leveraged acquisitions and private investments. Mr. Furst is involved in all aspects of Hicks Muse’s business and has been actively involved in originating, structuring and monitoring its investments. Prior to joining Hicks Muse, Mr. Furst served as a Vice President and subsequently a Partner of Hicks & Haas from 1987 to 1989. From 1984 to 1986, Mr. Furst was a Merger and Acquisitions/Corporate Finance Specialist for The First Boston Corporation in New York. Before joining First Boston, Mr. Furst was a Financial Consultant at PricewaterhouseCoopers. Mr. Furst serves on the Boards of Directors of American Tower Corporation, Triton Energy Limited, Home Interiors & Gifts, Inc., Hedstrom Holdings, Inc., International Wire Holding Company, LLS Corp. and Viasystems Group, Inc.

Mr. Colonnetta has been a director of Holding and the Company since June 1999. Mr. Colonnetta has served as a Partner and Principal of Hicks Muse since January 1999. From 1995 to 1998, Mr. Colonnetta served as a Managing Principal of a management affiliate of Hicks Muse. From 1994 to 1995, Mr. Colonnetta was an Operating Partner and Chief Executive Officer of Triangle FoodService and StarMark Foods. From 1989 to 1994, Mr. Colonnetta was the Chief Financial Officer of TRC, a company specializing in repositioning and growing food-related companies. Mr. Colonnetta is also a director of Home Interiors & Gifts, Inc., Darling International and Grupo Minsa, S.A.

Mr. Jones has been a director of Holding and the Company since July 1997. He is currently Chairman and Chief Executive Officer of Interelate, Inc., a private CRM services company. He also serves as a director of Exabyte, Inc. From 1999 to 2002, Mr. Jones was President and Chief Executive Officer of MessageMedia, Inc., a public email marketing company. From January 1998 until February 1999 Mr. Jones served as an Operating Affiliate of McCown DeLeeuw & Co. From August 1993 to August 1997, Mr. Jones served as the Chief Executive Officer of Neodata Services Inc., a provider of marketing services. Prior to his employment by Neodata Services Inc., Mr. Jones served as Chief Executive Officer of GovPX, a provider of U.S. Treasury data and pricing services from 1991 to August 1993. Mr. Jones has an M.B.A. from Boston College.

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

Mr. Speltz joined the company as Vice President of Finance in 1999. Prior to joining the company, from 1990 through 1999, Mr. Speltz worked at the investment and commercial banking firm Societe Generale, most recently as Director and Manager of the Dallas office. Mr. Speltz has an M.B.A. from the University of Texas at Arlington and a B.S. in Finance from Indiana University.

Mr. Brodsky, a partner of Hicks, Muse, Tate and Furst, has been with the firm since 1995. At HMTF, Mr. Brodsky has focused on the firm’s media investments, specifically in radio, television, sports and software. Prior to joining HMTF, Mr. Brodsky was employed for two years in the investment banking department of CS First Boston Corporation in New York. Mr. Brodsky serves as a director of several of the firm’s portfolio companies. He received his B.A. from Yale University.

Mr. Cowsert joined the Company as Vice President of Information Technology in December 2001. Prior to joining the Company, from 1994 through 2001, Mr. Cowsert held various information technology management positions with BMC Software in Houston, Texas, most recently as Senior Director, Technology and Network Services. Prior to BMC Software, Mr. Cowsert was the Director, Information Technology for Landmark Graphics. Mr. Cowsert also held Information Technology management positions with SystemOne (a division of Continental Airlines) and Dresser Industries. Mr. Cowsert has Bachelor’s of Science in Business Administration degrees in Management and Marketing from Central Missouri State University.

Mr. Rew has served as Assistant Secretary of the Company and Holding since December 2000, and as Secretary since September 2002. Since April of 2000, Mr. Rew has also served as General Counsel of the Company. Prior to joining the Company, Mr. Rew held various positions in the legal department at EZCORP, Inc., a publicly traded company engaged in sub-prime and collateral lending businesses. Those positions included serving as Assistant General Counsel from 1994 to 1995 and as General Counsel from 1996to 2000. Mr. Rew is a member of the State Bar of Texas.

Item 11. Executive Compensation.

The following table sets forth the cash and noncash compensation earned by the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company and Holding during the fiscal years ended September 30, 2000, 2001, and 2002. The Chief Executive Officer and such executive officers are collectively referred to as the “Named Executive Officers.”

Summary Compensation Table

	Fiscal Year	Annual Compensation			Long-Term Compensation	All Other Compensation ($)
					Securities Underlying Options(1)
Name and Principal Position		Salary ($)	Bonus ($)
Michael A. Aviles	2002	354,236	2,365,500	(2)	—
Chairman of the Board, President and Chief	2001	350,000	1,739,250	(2)	—	—
Executive Officer of Holding and the Company	2000	350,000	3,678,000	(2)	300,000	114,683	(3)

Greg Petersen	2002	224,375	238,000	(4)	175,000	—
Senior Vice President, Finance and Administration	2001	10,479	40,000		—	—
of Holding and the Company	2000	—	—		—	—

Christopher Speltz	2002	148,083	178,000	(2)	25,000	—
Vice President of Finance and Assistant Secretary	2001	145,834	68,827	(2)	15,000	—
of Holding and the Company	2000	136,268	45,140	(2)	90,000	—

Gary Cowsert	2002	122,500	64,107	(5)	60,000	54,740	(3)
Vice President of Information Technology of the	2001	—	—		—	—
Company	2000	—	—		—	—

Richard Rew II	2002	116,317	37,200	(6)	11,500	—
General Counsel and Secretary of Holding and the	2001	112,666	29,594	(6)	1,000	—
Company	2000	50,769	13,196	(6)	20,000	—

(1)	Represents grants of options to purchase shares of Holding’s common stock. See “1998 Stock Option Plan” and “2000 Stock Option Plan.”

(2)	Includes a 401(k) matching contribution of $3,000, $3,000, and $3,000 for fiscal years 2000, 2001, and 2002.

(3)	Represents relocation expenses.

(4)	Includes a 401(k) matching contribution of $3,000 for fiscal year 2002.

(5)	Includes a 401(k) matching contribution of $1,857 for fiscal year 2002.

(6)	Includes a 401(k) matching contribution of $2,196, $3,000 and $3,000 for fiscal years 2000, 2001 and 2002, respectively.

Employment Agreements

The Company entered into a new employment agreement with Mr. Aviles effective July 1, 2002. The new employment agreement calls for Mr. Aviles to be employed as Chairman, President and CEO until September 30, 2005. Among other things, the employment agreement provides for a base salary of $375,000, annual incentive bonuses with a target of $300,000 and a severance provision of 18 months salary and bonus if Mr. Aviles is terminated without cause or if he resigns for good reason. The agreement provides Mr. Aviles the opportunity to earn up to $2 million annually in additional cash incentives if the Company meets certain cash flow improvement hurdles. The agreement also provides for a cash bonus based on the gross enterprise value in the event of a Change of Control, and an additional bonus pool equal to 50% of any Change of Control bonus earned by Mr. Aviles to be distributed to other full-time operating employees of the Company.

Pursuant to an employment agreement between the Company and Greg Petersen, the Company will pay severance in an amount equal to twelve months of Mr. Petersen’s base salary in the event he is terminated for reasons other than for cause, or if he resigns due to a significant relocation in title, duties, compensation, or due to a relocation of more than fifty miles.

Other than as described above, the Company does not currently have employment agreements or other binding employment arrangements with any Named Executive Officer.

1998 Stock Option Plan

The Plan

The Cooperative Computing Holding Company, Inc. 1998 Stock Option Plan, as amended (the “1998 Plan”), pursuant to which options may be granted to key employees and eligible non-employees of Holding and its subsidiaries (including the Company) for the purchase of shares of Holding’s common stock, par value $.000125 per share (“Holding Common Stock”).

The employees and non-employees eligible for options under the 1998 Plan are those persons who the Board of Directors (or a committee thereof) (in either case, the “Committee”) identifies as having a direct and significant effect on the performance or financial development of Holding and its subsidiaries. The 1998 Plan provides that, notwithstanding the foregoing, no grants of options may be made under the 1998 Plan to any officer or employee who received “founder’s shares” or any officer or employee who is a member of Holding’s Board of Directors. A total of 5,050,000 shares of Holding Common Stock are available in respect of options granted under the 1998 Plan, and the maximum number of shares that may be granted to any employee or eligible non-employee in respect of options granted under the 1998 Plan is 500,000. Generally, options granted under the 1998 Plan may not have a term in excess of ten years from the date the option is granted.

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

Nonvested options shall vest upon the occurrence of a Change of Control (as defined in the 1998 Plan). Both incentive stock options and nonqualified stock options may be granted under the 1998 Plan.

Holding has the right, under certain circumstances, to repurchase from any optionee at the Fair Market Value (as defined in the 1998 Plan) any options held by such optionee or any shares of Holding Common Stock issued on exercise of any such options. The circumstances under which Holding may exercise this option generally include (i) the termination of the optionee’s employment or other relationship with the Company, (ii) the occurrence of a Change of Control, or (iii) Holding engages in a transaction (such as a merger or share exchange) whereby such optionee would receive securities and such optionee is not qualified as an “accredited investor” within the meaning of the Securities Act of 1933, as amended. Holding’s purchase option terminates on the consummation of a Public Offering. In addition to the foregoing, if an optionee’s employment or other relationship terminates as a result of the death of such optionee, the estate of such optionee or other person who inherits the right to exercise the option or the shares of Holding Common Stock issued on exercise of options granted under the 1998 Plan, shall be entitled to require the Company to purchase, for Fair Market Value, all or any portion of the optionee’s options or shares of Holding Common Stock issued on exercise of such options. A deceased optionee’s repurchase, or “put,” right may be exercised at any time prior to the first anniversary of the optionee’s death.

The Board of Directors may amend, modify, suspend or terminate the 1998 Plan without the approval of Holding’s stockholders, except that, without stockholder approval, the Board of Directors will not have the power or authority to increase the number of shares of Holding Common Stock that may be issued pursuant to the exercise of options under the 1998 Plan, decrease the minimum exercise price of any incentive stock option or modify requirements relating to eligibility with respect to incentive options.

2000 Stock Option Plan

The Plan

The Cooperative Computing Holding Company, Inc. 2000 Stock Option Plan, as amended (the “2000 Plan”), pursuant to which options may be granted to key employees and eligible non-employees of Holding and its subsidiaries (including the Company) for the purchase of shares of Holding common stock, par value $.000125 per share (“Holding Common Stock”).

The employees and non-employees eligible for options under the 2000 Plan are those persons who the Board of Directors (or a committee thereof) (in either case, the “Committee”) identifies as having a direct and significant effect on the performance or financial development of Holding and its subsidiaries. A total of 5,000,000 shares of Holding Common Stock are available in respect of options granted under the 2000 Plan, and the maximum number of shares that may be granted to any employee or eligible non-employee in respect of options granted under the 2000 Plan is 500,000. Generally, options granted under the 2000 Plan may not have a term in excess of ten years from the date the option is granted.

Although the Committee has discretion in determining the terms of any option, it is expected that options will generally vest and become exercisable over a five-year period from the grant date. One fifth of the shares of Common Stock underlying the stock option grant shall vest and become exercisable on the first anniversary of the date of grant; and an additional one-fifth of the shares of Common Stock underlying the stock option grant shall vest and become exercisable on the second anniversary of the date of grant; and an additional one-fifth of the shares of Common Stock underlying the stock option grant shall vest and become exercisable on the third anniversary of the date of grant; and an additional one-fifth of the shares of Common Stock underlying the stock option grant shall vest and become exercisable on the fourth anniversary of the date of grant and remain exercisable until the stock option expires; and the final one-fifth of the shares of Common Stock underlying the stock option grant shall vest and become exercisable on the fifth anniversary of the date of grant and remain exercisable until the stock option expires. The vesting of an option may be accelerated by the Committee at a rate not to exceed 13.3333% of the shares of the common stock subject to stock option per year if the Company meets certain performance goals attributed to such option by the committee. Notwithstanding the foregoing, in the event of a Public Offering (as defined in the 2000 Plan) all options that were not exercisable at the time of the Public Offering will vest ratably over a period of years equal to five minus the number of complete years of vesting that had occurred prior to the Public Offering.

Nonvested options shall become vested shares upon the occurrence of a Change of Control (as defined in the 2000 Plan). Both incentive stock options and nonqualified stock options may be granted under the 2000 Plan.

Holding has the right, under certain circumstances, to repurchase from any optionee at the Fair Market Value (as defined in the 2000 Plan) any options held by such optionee or any shares of Holding Common Stock issued on exercise of any such options. The circumstances under which Holding may exercise this option generally include (i) the termination of the optionee’s employment or other relationship with the Company, (ii) the occurrence of a Change of Control, or (iii) Holding engages in a transaction (such as a merger or share exchange) whereby such optionee would receive securities and such optionee is not qualified as an “accredited investor” within the meaning of the Securities Act of 1933, as amended. Holding’s purchase option terminates on the consummation of a Public Offering. In addition to the foregoing, if an optionee’s employment or other relationship terminates as a result of the death of such optionee, the estate of such optionee or other person who inherits the right to exercise the option or the shares of Holding Common Stock issued on exercise of options granted under the 2000 Plan, shall be entitled to require the Company to purchase, for Fair Market Value, all or any portion of the optionee’s options or shares of Holding Common Stock issued on exercise of such options. A deceased optionee’s repurchase, or “put,” right may be exercised at any time within 180 days of the optionee’s death.

The Board of Directors may amend, modify, suspend or terminate the 2000 Plan without the approval of Holding’s stockholders, except that, without stockholder approval, the Board of Directors will not have the power or authority to increase the number of shares of Holding Common Stock that may be issued pursuant to the exercise of options under the 2000 Plan, decrease the minimum exercise price of any incentive stock option or modify requirements relating to eligibility with respect to incentive options.

2001 Broad Based Stock Option Plan

The Plan

The Cooperative Computing Holding Company, Inc. 2001 Broad Based Stock Option Plan, as amended (the “2001 Plan”), pursuant to which options may be granted to employees and eligible non-employees of Holding and its subsidiaries (including the Company) for the purchase of shares of Holding common stock, par value $.000125 per share (“Holding Common Stock”).

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

Holding has the right, under certain circumstances, to repurchase from any optionee at the Fair Market Value (as defined in the 2001 Plan) any options held by such optionee or any shares of Holding Common Stock issued on exercise of any such options. The circumstances under which Holding may exercise this option generally include (i) the termination of the optionee’s employment or other relationship with the Company, (ii) the occurrence of a Change of Control, or (iii) Holding engages in a transaction (such as a merger or share exchange) whereby such optionee would receive securities and such optionee is not qualified as an “accredited investor” within the meaning of the Securities Act of 1933, as amended. Holding’s purchase option terminates on the consummation of a Public Offering. In addition to the foregoing, if an optionee’s employment or other relationship terminates as a result of the death of such optionee, the estate of such optionee or other person who inherits the right to exercise the option or the shares of Holding Common Stock issued on exercise of options granted under the 2001 Plan, shall be entitled to require the Company to purchase, for Fair Market Value, all or any portion of the optionee’s options or shares of Holding Common Stock issued on exercise of such options. A deceased optionee’s repurchase, or “put,” right may be exercised at any time within 90 days of the optionee’s death.

The Board of Directors may amend, modify, suspend or terminate the 2001 Plan without the approval of Holding’s stockholders, except that, without stockholder approval, the Board of Directors will not have the power or authority to increase the number of shares of Holding Common Stock that may be issued pursuant to the exercise of options under the 2001 Plan, decrease the minimum exercise price of any incentive stock option or modify requirements relating to eligibility with respect to incentive options.

Stock Option Bonus Plan

The Plan

The Cooperative Computing Holding Company, Inc. Amended and Restated Stock Option Bonus Plan (the “Stock Option Bonus Plan”) provides for a bonus payment in connection with a Change of Control, as defined by the Stock Option Bonus Plan, and serves to offset the dilution caused by the accretion of the Class A Common Stock of Holding.

Option Grants in Fiscal 2002

The following Named Executive Officers were granted options during the 2002 fiscal year.

Name	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date
					5%	10%
Greg Petersen	150,000	17.0%	1.00	12/07/2011	94,335	239,055
Greg Petersen	25,000	2.8%	1.00	01/01/2012	15,723	39,843
Christopher Speltz	25,000	2.8%	1.00	01/01/2012	15,725	39,843
Gary Cowsert	60,000	6.8%	1.00	01/01/2012	37,734	95,622
Richard Rew II	11,500	1.3%	1.00	01/01/2012	7,232	18,328

(1)
The dollar amounts set forth under these columns are the result of calculations at the five percent and ten percent assumed rates set by the Securities and Exchange Commission. These assumed annual rates of appreciation would result in a stock price in ten years of $1.63 and $2.59, respectively.

Aggregate Option Exercises in Fiscal Year 2002 and Fiscal Year-End Option Values

No options were exercised by the Named Executive Officers in fiscal 2002. The following table sets forth information concerning the fiscal year end number of unexercised options with respect to the Named Executive Officers as of September 30, 2002. As of such date, no established published trading market exists for the Common Stock. There is no established public trading market for any class of the Company’s common equity.

	Number of Securities Underlying Unexercised Options at September 30, 2002
Name	Exercisable	Unexercisable
Michael A. Aviles	800,000	—
Greg Petersen	50,000	125,000
Christopher Speltz	95,000	35,000
Gary Cowsert	—	60,000
Richard Rew II	13,666	18,834

Compensation Committee Interlocks and Insider Participation

Compensation decisions are made by the Board of Directors of the Company and the Compensation Committee which is composed of Mr. Brodsky, Mr. Furst and Mr. Jones. Directors who are officers, employees or otherwise an affiliate of Holding or the Company receive no compensation for their services as directors. Each director of Holding and the Company who is not also an officer, employee or an affiliate of Holding or the Company receives a fee of $3,000 for each meeting of the Board of Directors at which the director is present. Directors of Holding and the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof. Additionally, in consideration for his services as a director, Holding issued to Mr. A. Laurence Jones a warrant to purchase 20,000 shares of Holding Common Stock at an exercise price of $5.00 per share. Mr. Jones and Mr. Porter were each granted 100,000 options in fiscal year 2000, and 25,000 options in fiscal year 2002 at an exercise price of $1.00 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

All of the issued and outstanding shares of capital stock of the Company are held by Holding. The following table sets forth as of September 30, 2002, certain information regarding the beneficial ownership of the voting securities of Holding by each person who beneficially owns more than five percent of Holding Common Stock, and by the directors and certain executive officers of Holding and the Company, individually, and by the directors and executive officers of Holding and the Company as a group.

Name and Address	Shares of Holding Class A Common Stock		Percent of Class	Shares of Holding Common Stock
	Number of Shares			Number of Shares		Percent of Class
Hicks Muse Parties (1)	25,000,000		100%	19,200,000		52.7%
C/o Hicks, Muse, Tate & Furst Incorporated 200 Crescent Court, Suite 1600 Dallas, Texas 75201
Glenn E. Staats	—		—	13,333,334		36.6%
Preston W. Staats	—		—	2,666,666		7.3%
Michael A. Aviles	—		—	800,000	(3)	2.2%
Greg Petersen	—		—	50,000	(3)	0.1%
Christopher Speltz	—		—	95,000	(3)	0.3%
Richard Rew II	—		—	13,666	(3)	0.0%
Peter Brodsky(1)	25,000,000		100%	19,200,000		52.7%
Jack D. Furst (1)	25,000,000		100%	19,200,000		52.7%
Joe Colonnetta (1)	25,000,000		100%	19,200,000		52.7%
A. Laurence Jones	—		—	140,000	(2)	0.4%
James R. Porter	—		—	100,000	(3)	0.3%
All executive officers and directors as a group (twelve persons)	25,000,000	(1)	100%	36,398,666	(1)(2)(4)	100%

(1)
Includes (i) shares owned of record by Hicks, Muse, Tate & Furst Equity Fund III, L.P. (“Fund III”), of which the ultimate general partner is Hicks, Muse Fund III Incorporated, an affiliate of Hicks Muse, and (ii) shares owned of record by HM3 Coinvestors, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Fund III Incorporated. Thomas O. Hicks is a controlling stockholder of Hicks Muse and serves as Chairman of Hicks Muse. Accordingly, Mr. Hicks may be deemed to be the beneficial owner of Holding Common Stock held by Fund III and HM3 Coinvestors, L.P. John R. Muse, Jack D. Furst, Dan H. Blanks, Peter S. Brodsky, Lyndon Lea and Eric C. Neuman are principals and minority stockholders of Hicks Muse and as such may be deemed to share with Mr. Hicks the power to vote or dispose of Holding Common Stock held by Fund III and HM3 Coinvestors, L.P. Each of Messrs. Hicks, Muse, Furst, Blanks, Brodsky, Lea and Neuman disclaims the existence of a group and disclaims beneficial ownership of Holding Common Stock not respectively owned of record by him.

(2)
Includes 20,000 shares owned of record, 20,000 shares of Holding Common Stock issuable to Mr. Jones upon the exercise of a currently exercisable warrant and 100,000 shares of Holding Common stock issuable to Mr. Jones upon the exercise of currently exercisable stock options.

(3)	Represents shares of Holding Common Stock issuable upon the exercise of currently exercisable stock options.

(4)	Includes 1,178,666 shares of Holding Common Stock issuable to directors and executive officers of the Company upon the exercise of currently exercisable stock options and warrants.

Item 13. Certain Relationships and Related Transactions.

Monitoring and Oversight Agreement

In conjunction with the Triad Acquisition, Holding and the Company entered into a ten-year agreement (the “Monitoring and Oversight Agreement”) with Hicks, Muse & Co. Partners, L.P., an affiliate of Hicks Muse (“Hicks Muse Partners”), pursuant to which Holding and the Company pay Hicks Muse Partners an annual fee payable quarterly for oversight and monitoring services to Holding and the Company. The annual fee is adjustable on January 1 of each calendar year to an amount equal to the (i) sum of (A) the fee in effect at the beginning of the immediately preceding calendar year plus (B) the aggregate amount of all Acquisition Increments (as defined) with respect to such immediately preceding calendar year, multiplied by (ii) the percentage increase in the Consumer Price Index during the immediately preceding calendar year, but in no event less than $350,000. Upon the acquisition by the Company or any of its subsidiaries of another entity or business, the fee is increased by an amount equal to 0.2% of the consolidated annual net sales of the acquired entity or business and its subsidiaries for the trailing twelve-month period (an “Acquisition Increment”). Peter Brodsky, Jack D. Furst and Joe Colonnetta, directors of Holding and the Company, are each principals of Hicks Muse Partners. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to Holding or the Company under the Monitoring and Oversight Agreement. In addition, Holding and the Company have agreed to indemnify Hicks Muse Partners, its affiliates and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses, fees and disbursement of counsel related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the Monitoring and Oversight Agreement and not resulting primarily from the bad faith, gross negligence or willful misconduct of Hicks Muse Partners. The Monitoring and Oversight Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. In the Company’s opinion, the fees provided for under the Monitoring and Oversight Agreement reasonably reflect the benefits received and to be received by Holding, the Company and their respective subsidiaries. In fiscal 2002, the Company paid Hicks Muse Partners a fee of $283,000 for services under the Monitoring and Oversight Agreement.

Financial Advisory Agreement

In conjunction with the Triad Acquisition, Holding and the Company entered into a ten-year agreement (the “Financial Advisory Agreement”) pursuant to which Hicks Muse Partners receives a fee equal to 1.5% of the “Transaction Value” (as defined) for each “Add-on Transaction” (as defined) in which Holding or the Company is involved. The term “Transaction Value” means the total value of the Add-on Transaction, including, without limitation, the aggregate amount of the funds required to complete the Add-on Transaction, including the amount of any indebtedness, preferred stock or similar items assumed (or remaining outstanding). The term “Add-on Transaction” means any respective subsidiaries, and any other person or entity, excluding, however, any acquisition that does not involve the use of (or any waiver or consent under) any debt equity financing and in which neither Hicks Muse Partners nor any other person or entity provides financial advisory investment on banking or similar services. In addition, Holding and the Company, jointly and severally, have agreed to indemnify Hicks Muse Partners, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the Financial Advisory Agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of Hicks Muse Partners. The Financial Advisory Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. In the Company’s opinion, the fees provided for under the Financial Advisory Agreement reasonably reflect the benefits received and to be received by Holding and the Company. In fiscal 2002, the Company paid no fees to Hicks Muse Partners for services provided by Hicks Muse Partners under the Financial Advisory Agreement.

Issuance of Class A Common Stock

On May 27, 1999, Holding issued 25,000,000 shares of its Class A Common Stock, par value $.000125 per share (the “Class A Common Stock”), to Hicks, Muse, Tate & Furst Equity Fund III, L.P. and HM3 Coinvestors, L.P. for net proceeds of $23.9 million, which were contributed to the Company and used primarily to pay amounts outstanding under the Company’s senior secured revolving credit facility. Hicks Muse Partners received a $1 million financial advisory fee in connection with the transaction.

The Class A Common Stock is senior to Holding’s existing common stock upon liquidation, but votes with the existing common stock as a single class. Upon dissolution of Holding, holders of Class A Common Stock are to receive the Stated Value (as hereinafter defined) of their shares before any distribution to common stockholders. Once the holders of Class A Common Stock receive the Stated Value, the remaining assets are distributed among the common stockholders pro rata. The “Stated Value” of a share of Class A Common Stock is $1.00, plus notional interest of 35% per annum, accrued daily and compounded annually. As long as the Class A Common Stock is outstanding, there may be no dividends, stock splits, or other distributions declared or paid on Holding’s common stock, as well as no redemptions or other repurchases.

Each holder of Class A Common Stock may put any of its shares to Holding, and Holding may redeem shares of Class A Common Stock at any time, for the Stated Value of those shares, subject to certain conditions, including the ability of the Company to make advances to Holding for such purpose. However, it is not anticipated that the Company will be able to advance to Holding funds to redeem the Class A Common Stock under the current terms of the Company’s senior secured credit facilities.

Stockholders Agreement

Each holder of Holding Common Stock has entered into a stockholders agreement (the “Stockholders Agreement”). The Stockholders Agreement, among other things, provides for an Executive Committee of the Board of Directors of Holding that can exercise most of the powers of the full Board of Directors, grants preemptive rights and certain registration rights to the parties thereto and contains provisions requiring the parties thereto to sell their shares of Holding Common Stock in connection with certain sales of Holding

Common Stock by the HMC Group (as defined therein) (“drag-along rights”) and granting the parties thereto the right to include a portion of their shares of Holding Common Stock in certain sales in which other holders may engage (“tag-along rights”). All parties to the Stockholders Agreement agreed that (i) the HMC Group is entitled to designate four individuals to the Board of Directors of Holding and the Company so long as the HMC Group owns at least ten percent of the voting capital stock of Holding or one individual so long as the HMC Group owns at least five percent but less than ten percent of the voting capital stock of Holding; (ii) Messrs. Glenn and Preston Staats are entitled to designate two individuals to the Board of Directors of Holding and the Company so long as Messrs. Glenn and Preston Staats together own at least ten percent of the voting capital stock of Holding or one individual so long as Messrs. Glenn and Preston Staats together own at least five percent but less than ten percent of the voting capital stock of Holding; and (iii) any remaining positions on the Board of Directors of Holding and the Company would be independent directors mutually acceptable to Hicks Muse and the HMC Group, and Messrs. Glenn and Preston Staats. In addition, all parties to the Stockholders Agreement agreed to vote any shares that they may vote on any particular matter that comes before the Company’s stockholders as a separate class or series, on such matter as holders of a majority of the outstanding shares of Holding Common Stock voted thereon.

Internet Autoparts, Inc.

On May 31, 2000, the Company, along with its majority stockholder, Hicks Muse, entered into a joint venture arrangement with certain customers and other investors, including directors Glenn and Preston Staats, to form Internet Autoparts, Inc. (“IAP”). Directors Jack Furst, Glenn Staats and Peter Brodsky serve respectively as Chairman of the Board; President, CEO, and Director; and Secretary and Director of this joint venture.

Item 14. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Principal Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this annual report on Form 10-K. Additionally, the internal controls were evaluated in conjunction with the year-end audit and no material weaknesses were identified. Based on those evaluations, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	(1) Financial Statements — See index to Consolidated Financial Statements in Item 8 hereof.

(2)    Financial Statements Schedules — See Schedule II – Valuation and Qualifying Accounts.
All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(3)    Exhibits:

Exhibit No.
3.1	— Restated Certificate of Incorporation of the Company. (1)
3.2	— Certificate of Amendment of Certificate of Incorporation of the Company. (1)
3.3	— Amended and Restated Bylaws of the Company. (2)
4.1	— Indenture, dated as of February 10, 1998, between the Company and Norwest Bank Minnesota, National Association. (1)
4.2	— Form of Note. (1)
10.1
— Credit Agreement, dated as of February 27, 1997, as amended and restated as of February 10, 1998, among the Company, Holding, the several banks and other financial institutions parties thereto, and The Chase Manhattan Bank (the “Credit Agreement”). (1)

10.2	— First Amendment to the Credit Agreement, dated as of June 30, 1998. (3)
10.3	— Second Amendment to the Credit Agreement, dated as of February 12, 1999. (4)
10.4	— Third Amendment to the Credit Agreement, dated as of May 25, 1999. (5)
10.5	—Fourth Amendment to the Credit Agreement, dated as of December 21, 1999. (6)
10.6	—Fifth Amendment to the Credit Agreement, dated as of December 22, 2000. (8)
10.7	—Sixth Amendment to the Credit Agreement, dated as of October 4, 2001. (11)
10.8
— Second Amendment and Restated Credit Agreement, dated as of February 22, 1997 as amended and restated as of February 10,1998, as further amended and restated as of December 3, 2002, among the Company, Holding, the several lenders from time to time parties hereto and JPMorgan Chase Bank.*

10.9
— Guarantee and Collateral Agreement, dated as of February 27, 1997, as amended and restated as of February 6, 1998, made by the Company; Holding, and certain of their subsidiaries in favor of the Chase Manhattan Bank. (1)

10.10	— Loan and Security Agreement, dated as of January 1, 1997, between CCITRIAD Financial Holding Corporation and Heller Financial, Inc. (1)
10.11	—Amendment, dated March 31, 1999, among the Registrant, Triad Systems Financial Corporation, CCITRIAD Financial Holding Corporation, as Borrower, and Heller Financial Leasing, Inc. (5)
10.12	— Master Loan and Security Agreement, dated as of June 1, 1998, between CCITRIAD Financial Holding Corporation and NationsCredit Commercial Corporation (the “NCC Agreement”).(6)
10.13	—Amendment No. 1 to the NCC Agreement, dated as of September 28, 1999.(6)
10.14	— Loan and Security Agreement, dated as of January 1, 1997, between CCITRIAD Financial Holding Corporation and Metlife Capital Corporation. (1)
10.15	— Loan and Security Agreement, dated as of March 1, 1997, between CCITRIAD Financial Holding Corporation and Sanwa Business Credit Corporation. (1)
10.16	— Loan and Security Agreement, dated as of September 25, 1997, between Triad Systems Financial Corporation and Mellon U.S. Leasing, A Division of Mellon Leasing Corporation. (1)
10.17	— Purchase Agreement, dated as of February 1, 1999, between Triad Systems Financial Corporation and Mellon US Leasing, A Division of Mellon Leasing Corporation. (4)
10.18	— Loan and Security Agreement, dated as of July 1, 1999, between CCITRIAD Financial Holding Corporation and IFC Credit Corporation.(6)
10.19	— First Amendment to the IFC Agreement, dated as of September 23, 1999. (6)
10.20	— Agreement between the Industrial Development Authority and Triad Systems Ireland Limited, Triad Systems Corporation and Tridex Systems Limited. (1)
10.21	— Supplemental Agreement between the Industrial Development Authority and Triad Systems Ireland Limited, Triad Systems Corporation and Tridex Systems Limited. (1)

10.22	— Real Estate Distribution Agreement, dated February 26, 1997, among the Company, 3055 Triad Dr. Corp., 3055 Management Corp., and Triad Park, LLC. (1)
10.23	— Assignment and Assumption Agreement, dated February 27, 1997, between the Company and Triad Park, LLC. (1)
10.24	— Assignment and Assumption Agreement, dated February 27, 1997, between the Company and Triad Park, LLC. (1)
10.25	— Warrant of Cooperative Computing Holding Company, Inc., dated September 10, 1997, issued to A. Laurence Jones. (1)
10.26	— Stockholders Agreement, dated as of May 26, 1999, among the Company, Holdings and the stockholders signatory thereto.(6)
10.27	— Monitoring and Oversight Agreement, dated as of February 27, 1997, among Holding, the Company, and Hicks, Muse & Co. Partners, L.P. (1)
10.28	— Financial Advisory Agreement, dated as of February 27, 1997, among Holding, the Company, and Hicks, Muse & Co. Partners, L.P. (1)
10.29	— Asset Purchase Agreement, dated as of November 20, 1997, between ADP Claims Solutions Group, Inc. and the Company, dated as of November 20, 1997. (1)
10.30	—Executive Employment Agreement, dated as of July 1, 2002 among the Company, Holding, and Michael A. Aviles.*
10.31	— Stock Option Agreement, dated June 14, 1999, between Holding and Michael A. Aviles. (6)
10.32	— Stock Option Agreement, dated February 16, 2000, between Holding and Michael A. Aviles. (10)
10.33	— Employment Agreement dated August 22, 2001 between the Company and Greg Petersen. (11)
10.34	— Cooperative Computing Holding Company, Inc. 1998 Stock Option Plan, as amended. (5)
10.35	— Cooperative Computing Holding Company, Inc. 2000 Stock Option Plan. (7)
10.36	— Form of Non-Qualified Stock Option Agreement for Eligible Employees. (2)
10.37	— 2001 Broad-Based Stock Option Plan. (9)
10.38	— Amended and Restated 2000 Stock Option Plan for Key Employees. (9)
10.39	— Stock Option Bonus Plan. (9)
10.40	— Amended and Restated Stock Option Bonus Plan. (10)
21	— List of Subsidiaries. (1)
99.1	— Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael A. Aviles*
99.2	— Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Greg Petersen*

*	Filed herewith.

1.	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-49389) filed on April 3, 1998.
2.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1998.
3.	Incorporated by reference to Pre-Effective Amendment No.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-49389) filed on July 8, 1998.
4.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999.
5.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 1999.
6.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1999.
7.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2000.
8.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000.
9.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2001.
10.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001.
11.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2001.

(b)	Reports on Form 8-K.

No Reports on Form 8-K have been filed during the three months ended September 30, 2002.

COOPERATIVE COMPUTING HOLDING COMPANY, INC.

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
Year ended September 30, 2000:
Allowance for doubtful accounts	$9,626	$9,301	$13,841	$5,086
Inventory valuation	1,802	1,287	1,488	1,601
Allowance for losses in investment in leases	1,975	1,040	1,571	1,444
Year ended September 30, 2001:
Allowance for doubtful accounts	$5,086	$8,881	$9,614	$4,353
Inventory valuation	1,601	663	1,793	471
Allowance for losses in investment in leases	1,444	3,195	3,226	1,413
Year ended September 30, 2002:
Allowance for doubtful accounts	$4,353	$8,643	$6,245	$6,751
Inventory valuation	471	2,382	1,740	1,113
Allowance for losses in investment in leases	1,413	3,052	3,011	1,454

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of December, 2002.

COOPERATIVE COMPUTING, INC.

By:	/s/ GREG PETERSEN
Greg Petersen Senior Vice President, Finance and Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL A. AVILES Michael A. Aviles	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	December 30, 2002

/s/ GREG PETERSEN Greg Petersen	Senior Vice President, Finance and Administration (Principal Accounting and Financial Officer)	December 30, 2002

/s/ GLENN E. STAATS Glenn E. Staats	Director	December 30, 2002

/s/ PRESTON W. STAATS Preston W. Staats	Director	December 30, 2002

/s/ PETER BRODSKY Peter Brodsky	Director	December 30, 2002

/s/ JACK D. FURST Jack D. Furst	Director	December 30, 2002

/s/ JOE COLONNETTA Joe Colonnetta	Director	December 30, 2002

/s/ A. LAURENCE JONES A. Laurence Jones	Director	December 30, 2002

/s/ JAMES R. PORTER James R. Porter	Director	December 30, 2002

CERTIFICATION

I, Michael A. Aviles, certify that:

1.	I have reviewed this annual report on Form 10-K of Cooperative Computing, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant‘s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant‘s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date“); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant‘s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant‘s auditors and the audit committee of the registrant‘s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant‘s ability to record, process, summarize and report financial data and have identified for the registrant‘s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant‘s internal controls; and

6.
The registrant‘s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 30, 2002

/s/ MICHAEL A. AVILES
Michael A. Aviles Chairman of the Board, President and Chief Executive Officer

CERTIFICATION

I, Greg Petersen, certify that:

1.	I have reviewed this annual report on Form 10-K of Cooperative Computing, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 30, 2002

/s/ GREG PETERSEN
Greg Petersen Senior Vice President, Finance and Administration