Form 10-Q
period 2002-12-31
COOPERATIVE COMPUTING INC /DE/
filed 2003-02-12
CIK 1059103

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 12, 2003
Common Stock	1,000 shares

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

PART 1. FINANCIAL INFORMATION

The consolidated financial statements filed on Form 10-K and 10-Q prior to September 30, 2002 included the accounts of Cooperative Computing Holding Company, Inc. (“Holding”) and its wholly owned subsidiary Cooperative Computing, Inc. (“CCITRIAD” or the “Company”). Holding has no assets or liabilities other than (1) its wholly owned subsidiary CCITRIAD and (2) its Redeemable Class A Common Stock, the net proceeds of which were contributed in full to CCITRIAD. The difference between the financial statements of Holding and those of CCITRIAD relate solely to the Class A Common Stock. The Class A Common Stock is an obligation of Holding and not of the registrant and the registrant does not guarantee the Class A Common Stock. Prior years’ financial presentation resulted in the inclusion of the accretion of Holding’s Redeemable Common Stock of $4.0 million for the three months ended December 31, 2001, as well as its net loss to shareholders of $2.7 million. Additionally, Holding’s balances for the Redeemable Class A Common Stock of $55.1 million as of December 31, 2001, and for stockholders’ deficit of $78.2 million as of December 31, 2001 were depicted. The cash flow for both companies was identical in each year presented. CCITRIAD, as the registrant, is presented in the following unaudited interim financial statements.

Item 1. Financial Statements.

COOPERATIVE COMPUTING, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2002	December 31, 2002
		(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$398	$3,834
Trade accounts receivable, net of allowance for doubtful accounts of $6,751 and $6,837 at September 30, 2002 and December 31, 2002, respectively	29,013	31,819
Inventories, net	2,380	2,170
Investment in leases, net	2,820	2,597
Deferred income taxes	8,303	9,090
Prepaid expenses and other current assets	4,122	3,778

Total current assets	47,036	53,288
Service parts, net	1,780	1,702
Property and equipment, net	6,480	6,555
Long-term investment in leases	4,468	3,962
Capitalized computer software costs, net	10,257	10,012
Databases, net	12,094	11,779
Goodwill	87,159	87,159
Other assets	16,513	17,235

Total assets	$185,787	$191,692

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Current liabilities:
Accounts payable	$8,095	$7,872
Payroll related accruals	13,564	11,539
Deferred revenue	12,529	13,807
Current portion of long-term debt	8,828	8,335
Accrued income taxes	3,969	4,058
Accrued expenses and other current liabilities	8,940	11,771

Total current liabilities	55,925	57,382
Long-term debt	129,169	127,752
Deferred income taxes and other liabilities	15,546	15,876

Total liabilities	200,640	201,010
Stockholder’s deficit:
Common Stock:
Par value $.01, authorized, issued and outstanding, 1,000 shares at September 30, 2002 and December 31, 2002	—	—
Additional paid-in capital	113,155	113,155
Retained deficit	(127,236)	(121,744)
Other accumulated comprehensive income:
Cumulative translation adjustment	(772)	(729)

Total stockholder’s deficit	(14,853)	(9,318)

Total liabilities and stockholder’s deficit	$185,787	$191,692

See accompanying notes

COOPERATIVE COMPUTING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended December 31,
	2001	2002
Revenues:
Systems	$14,581	$17,713
Services and finance	40,038	39,940

Total revenues	54,619	57,653
Cost of revenues:
Systems	9,087	10,025
Services and finance	19,326	17,546

Total cost of revenues	28,413	27,571

Gross profit	26,206	30,082
Operating expenses:
Sales and marketing	9,038	7,300
Product development	3,649	3,727
General and administrative	7,069	6,757

Total operating expenses	19,756	17,784

Operating income	6,450	12,298
Interest expense	(4,057)	(3,458)
Equity loss in affiliate	(200)	(7)
Foreign exchange loss	(142)	—
Other income, net	337	222

Income before income taxes	2,388	9,055
Income tax expense	1,058	3,563

Net income	$1,330	$5,492

Comprehensive income:
Net income	$1,330	$5,492
Foreign currency translation adjustment	280	43

Comprehensive income	$1,610	$5,535

See accompanying notes

COOPERATIVE COMPUTING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended December 31,
	2001	2002
OPERATING ACTIVITIES
Net income	$1,330	$5,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,845	1,564
Amortization	2,820	3,211
Deferred income taxes	—	(787)
Equity loss from affiliate	200	7
Equity income from partnerships	(79)	(87)
Lease loss provision	925	—
Provision for doubtful accounts	3,216	1,347
Other, net	177	33
Changes in assets and liabilities:
Trade accounts receivable	(3,040)	(4,153)
Inventories	(367)	210
Investment in leases	791	729
Prepaid expenses and other assets	583	(813)
Accounts payable	(870)	(223)
Deferred revenue	1,123	1,278
Accrued expenses and other liabilities	2,340	1,225

Net cash provided by operating activities	10,994	9,033

INVESTING ACTIVITIES
Purchase of property and equipment	(975)	(991)
Capitalized computer software costs and databases	(2,254)	(2,261)
Purchase of service parts	(390)	(476)
Equity distributions from partnerships	40	41

Net cash used in investing activities	(3,579)	(3,687)

FINANCING ACTIVITIES
Proceeds from debt facility	—	1,210
Payment on long-term debt facilities	(9,706)	(3,120)

Net cash used in financing activities	(9,706)	(1,910)

Net change in cash and cash equivalents	(2,291)	3,436
Cash and cash equivalents, beginning of period	3,897	398

Cash and cash equivalents, end of period	$1,606	$3,834

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,440	$718

Income taxes	$298	$4,133

See accompanying notes

COOPERATIVE COMPUTING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of CCITRIAD have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2002 may not be indicative of the results for the full fiscal year ending September 30, 2003.

Certain amounts in the three months ended December 31, 2001 have been reclassified to conform to the presentation for the three months ended December 31, 2002.

2. LEASE RECEIVABLES

Activity in the following servicing and recourse obligation liability accounts (recorded in other liabilities in the Company’s balance sheet) was as follows (in thousands):

	LEASE SERVICING OBLIGATION	RECOURSE OBLIGATION
Balance at September 30, 2002	$439	$5,489
Newly-created liabilities	3	—
Recoveries	—	264
Charges and lease write-offs	(79)	(403)

Balance at December 31, 2002	$363	$5,350

3. INCOME TAXES

The Company recorded income tax expense for the three months ended December 31, 2002 at an effective rate of 39.3%, which is based on the Company’s anticipated results for the full fiscal year. The Company’s income tax expense differs from the amount computed by applying the statutory rate to income before income taxes due to the impact of permanent differences, such as meals and entertainment expense, and amortization of certain acquired intangibles.

4. COMMON STOCK OPTION PLAN

During the quarter ended December 31, 2002, Holding, the Company’s parent company, approved the grant of 250,000 options to the employees of the company at an exercise price equal to the then estimated fair market value of $2.50 per share under the Cooperative Computing Holding Company, Inc. 2000 Stock Option Plan.

5. DEBT

On December 3, 2002, the Company replaced the Restated Senior Credit Facilities with a new three year credit agreement comprised of a $35.0 million term loan facility and a $17.5 million revolving credit facility. The term loan facility is payable in quarterly installments from March 31, 2003 through December 31, 2005 and bears interest at CCITRIAD’s option either at (i) a margin of 3.5% applied to the greatest of (a) the Prime Rate, (b) the Base CD Rate plus 1% and (c) the Federal Funds Effective Rate plus 0.5% or (ii) a margin of 4.5% applied to the Eurodollar Base Rate divided by the product of one minus the Eurocurrency Reserve Requirements. In March, June and September 2003 each quarterly installment is $2.0 million. The revolving credit facility provides for maximum borrowings of $17.5 million (including letters of credit up to a maximum of $10.0 million) and matures in December 2005. The new credit agreement includes restrictions on certain activities and financial covenant tests.

6. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. The statement is effective for financial statements for fiscal years beginning after June 15, 2002. The new statement establishes accounting standards for recognition of a liability for an asset retirement obligation and the associated asset retirement cost. The Company has no asset retirement obligations, therefore there was no impact from the adoption of this statement as of October 1, 2002.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The statement broadens the presentation of discontinued operations to include more disposal transactions, and establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS 144 is effective for financial statements for fiscal years beginning after December 15, 2001. There was no material impact from the adoption of this statement as of October 1, 2002.

In June 2002, the FASB issued SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). The new statement requires sale-leaseback accounting for those lease modifications that have economic effects similar to sale-leaseback transactions. It also provides new guidance for debt extinguishment transactions that are part of an entity’s recurring operations. SFAS 145 is effective for fiscal years beginning after May 15, 2002. There was no material impact from the adoption of this statement as of October 1, 2002.

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

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, effective for fiscal years ending after December 15, 2002. This statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also requires prominent disclosures about the method of accounting for stock-based employee compensation and its effect on reported results. The Company does not anticipate any material impact from this statement on its financial position or results of operations.

7. SEGMENT REPORTING

The Company’s business operations are organized into two divisions, the automotive division and the hardlines and lumber division, as shown below. Additionally, a breakdown by geographic area of total revenues and total assets is disclosed. The Americas geographic area covers the United States and Canada. The Europe geographic area covers the United Kingdom, Ireland and France.

	(In thousands) Three Months Ended December 31,
	2001	2002
Systems revenues:
Automotive	$5,390	$5,016
Hardlines and lumber	9,191	12,697

Total systems revenues:	14,581	17,713

Services and finance revenues:
Automotive	24,955	24,795
Hardlines and lumber	15,083	15,145

Total services and finance revenues:	40,038	39,940

Systems costs of revenues:
Automotive	3,609	3,128
Hardlines and lumber	5,478	6,897

Total systems costs of revenues:	9,087	10,025

Services and finance cost of revenues:
Automotive	12,160	10,618
Hardlines and lumber	7,166	6,928

Total services and finance cost of revenues:	19,326	17,546

Sales and marketing:
Automotive	4,166	3,213
Hardlines and lumber	4,872	4,087

Total sales and marketing:	9,038	7,300

Product development:
Automotive	2,766	2,749
Hardlines and lumber	883	978

Total product development:	3,649	3,727

General and administrative	7,069	6,757
Interest expense	(4,057)	(3,458)
Other income (expense), net	(5)	215

Income before income taxes	$2,388	$9,055

Revenues:
Americas	$53,253	$56,362
Europe	1,366	1,291

Total revenues	$54,619	$57,653

Assets:
Americas	$198,767	$187,201
Europe	5,108	4,491

	$203,875	$191,692

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited historical consolidated financial statements and notes thereto, which are included elsewhere herein.

General

CCITRIAD is a leading designer and provider of management information systems and services for the automotive parts aftermarket and the hardlines and lumber industry. The automotive parts aftermarket consists of the production, sale and installation of both new and remanufactured parts used in the maintenance and repair of automobiles and light trucks. The hardlines and lumber industry consists of the sale of products and services for residential and commercial building construction, maintenance and repair, lawn and garden, and agribusiness.

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

The Company is a leading provider of industry-specific management information solutions to every level of the wholesale distribution channel in the automotive parts aftermarket, which includes manufacturers, warehouse distributors, parts sales outlets and service dealers. By servicing all of these levels, the Company has acquired substantial industry knowledge to improve and support the information products and services that are made available to its customers. For the hardlines and lumber industry, the Company provides point of sale movement information services to manufacturers.

Historical Results of Operations

Three Months Ended December 31, 2002 Compared to Three Months ended December 31, 2001

Revenues for the three months ended December 31, 2002 were $57.6 million, an increase of $3.0 million, or 6%, from the $54.6 million recorded in the prior year’s period. Automotive division revenues for the first quarter were $29.8 million, a decrease of $0.5 million, or 2%, as compared to the quarter ended December 31, 2001. The hardlines and lumber division’s revenues were $27.8 million for the three months ended December 31, 2002, an increase of $3.5 million, or 15%.

Systems revenues for the three months ended December 31, 2002 were $17.7 million, compared to $14.6 million for the three months ended December 31, 2001, an increase of $3.1 million, or 21%. Systems revenues for the automotive division for the three months ended December 31, 2002 decreased $0.4 million to $5.0 million, as compared to last year, a decrease of 7%. The revenue decrease was primarily due to a higher number of customers upgrading their store systems in the previous year. Systems revenues for the hardlines and lumber division for the three months ended December 31, 2002 increased $3.5 million to $12.7 million, an improvement of 38%, as compared to the three months ended December 31, 2001. The revenue increase was due to generally higher sales across the various hardlines and lumber system offerings.

Services and finance revenues were $39.9 million for the three months ended December 31, 2002, compared to $40.0 million for the three months ended December 31, 2001, a decrease of $0.1 million, or less than 1%. For the three months ended December 31, 2002, services and finance revenues for the automotive division decreased $0.1 million, or 1%, to $24.8 million, while the hardlines and lumber division’s revenues remained constant at $15.1 million, as compared to the three months ended December 31, 2001.

Cost of revenue was $27.6 million for the three months ended December 31, 2002, compared to $28.4 million for the three months ended December 31, 2001, a decrease of $0.8 million, or 3%. For the three months ended December 31, 2002, cost of revenues for the automotive division decreased $2.0 million, or 13%, to $13.8 million. For the quarter ended December 31, 2002, cost of revenues for the hardlines and lumber division increased $1.2 million, or 9%, to $13.8 million as compared to the three months ended December 31, 2001.

Cost of systems revenues was $10.0 million for the three months ended December 31, 2002, compared to $9.1 million for the three months ended December 31, 2001, an increase of $0.9 million, or 10%. Cost of systems revenues for the automotive division for the three months ended December 31, 2002 decreased $0.5 million, or 13%, to $3.1 million compared to the three months ended December 31, 2001. The decrease in cost of systems revenues is primarily due to lower systems revenue. Cost of systems revenues as a percentage of systems revenues for the automotive division was 62% and 67% for the three months ended December 31, 2002 and 2001, respectively. The decreased cost percentage is primarily due to a different systems mix being sold in the quarter ended December 31, 2002. Cost of systems revenues for the hardlines and lumber division for the three months ended December 31, 2002 increased $1.4 million to $6.9 million compared to the three months ended December 31, 2001, an increase of 26%. The increase in cost of systems revenue is primarily due to the increase in systems sales. Cost of systems revenue as a percentage of systems for the hardlines and lumber division was 54% and 60% for the three months ended December 31, 2002 and 2001, respectively. The decreased cost percentage is primarily due to a different product mix sold in the quarter ended December 31, 2002.

Cost of revenues for services and finance was $17.6 million for the three months ended December 31, 2002, compared to $19.3 million for the three months ended December 31, 2001, a decrease of $1.7 million, or 9%. Cost of revenues for services and finance for the automotive division for the three months ended December 31, 2002 decreased $1.5 million to $10.6 million, or 13%, compared to the three months ended December 31, 2001. Cost of revenues for services and finance for the automotive division was down due to several factors, including lower bad debt expense, lower personnel costs, lower communications costs, and lower facilities costs. Cost of revenues for services and finance for the hardlines and lumber division for the three months ended December 31, 2002 decreased $0.2 million to $6.9 million, compared to the three months ended December 31, 2001. Cost of revenues of services and finance for the hardlines and lumber division decreased primarily due to lower communication and facility expenses. As a percentage of automotive services revenues, cost of revenues for services and finance for the automotive division was 43% and 49% for the three months ended December 31, 2002 and 2001, respectively. As a percentage of hardlines and lumber division services revenues, cost of revenues for services and finance for the hardlines and lumber division was 46% and 48% for the three months ended December 31, 2002 and 2001, respectively. The percentage fluctuations are primarily due to the factors mentioned above.

Sales and marketing expense for the three months ended December 31, 2002 decreased $1.7 million, or 19%, to $7.3 million, as compared to the three months ended December 31, 2001. Sales and marketing expense for the automotive division for the three months ended December 31, 2002 decreased $0.9 million to $3.2 million, as compared to the three months ended December 31, 2001. As a percentage of automotive revenue, sales and marketing expense for the automotive division was 11% and 14% for the three months ended December 31, 2002 and 2001, respectively. Sales and marketing expense for the hardlines and lumber division for the three months ended December 31, 2002 decreased $0.8 million to $4.1 million, as compared to the three months ended December 31, 2001. As a percentage of hardlines and lumber division revenue, sales and marketing expense for the hardlines and lumber division was 15% and 20% for the three months ended December 31, 2002 and 2001, respectively. The decreases in sales and marketing expense in the automotive and hardlines and lumber divisions were due to lower bad debt expense related to the outsourcing of lease originations and lower personnel costs related to a new account strategy.

Product development expenses for the three months ended December 31, 2002 increased $0.1 million, or 2%, to $3.7 million, as compared to the three months ended December 31, 2001. As a percentage of revenue, product development expense was 6% and 7% for the three months ended December 31, 2002 and December 31, 2001, respectively. Product development expenses for the automotive division for the three months ended December 31, 2002 remained constant at $2.7 million. As a percentage of automotive division revenue, product development expenses for the automotive division remained at 9% for the three months ended December 31, 2002 and 2001, respectively. Product development expenses for the hardlines and lumber division for the three months ended December 31, 2002 increased $0.1 million to $1.0 million for the three months ended December 31, 2002. As a percentage of hardlines and lumber division revenue, product development expense for the hardlines and lumber division remained constant at 4% for the three months ended December 31, 2002 and 2001.

General and administrative expense for the three months ended December 31, 2002 was $6.8 million, a decrease of $0.3 million, or 4%, as compared to the three months ended December 31, 2001. The decrease was primarily due to lower facility and communication expense. As a percentage of revenues, general and administrative expense was 12% and 13% for the three months ended December 31, 2002 and 2001, respectively.

Interest expense for the three months ended December 31, 2002 was $3.5 million compared to $4.1 million for the three months ended December 31, 2001, a decrease of $0.6 million, or 15%. Interest was down due to a combination of lower interest rates and a lower principal balance. See “Liquidity and Capital Resources.”

As a result of the above factors, the Company realized net income of $5.5 million for the three months ended December 31, 2002, compared to net income of $1.3 million for the three months ended December 31, 2001, an improvement of $4.2 million, or 313%.

Liquidity and Capital Resources

On December 3, 2002, the Company replaced the Restated Senior Credit Facilities with a new three year credit agreement comprised of a $35.0 million term loan facility and a $17.5 million revolving credit facility. The term loan facility is payable in quarterly installments from March 31, 2003 through December 31, 2005 and bears interest at CCITRIAD’s option either at (i) a margin of 3.5% applied to the greatest of (a) the Prime Rate, (b) the Base CD Rate plus 1% and (c) the Federal Funds Effective Rate plus 0.5% or (ii) a margin of 4.5% applied to the Eurodollar Base Rate divided by the product of one minus the Eurocurrency Reserve Requirements. In March, June and September 2003 each quarterly installment is $2.0 million. The revolving credit facility provides for maximum borrowings of $17.5 million (including letters of credit up to a maximum of $10.0 million) and matures in December 2005. The new credit agreement includes restrictions on certain activities and financial covenant tests.

As of December 31, 2002, the Company had $136.1 million in outstanding indebtedness, a decrease of $1.9 million from September 30, 2002. The Company’s outstanding indebtedness under its New Senior Credit Facility at December 31, 2002 included no borrowings on the Company’s $17.5 million senior secured revolving credit facility and $35.0 million of senior secured term loans. At December 31, 2002, a balance of $100.0 million on the Notes, due in 2008, bearing interest at 9% was outstanding. The remaining $1.1 million was related to lease financing and the debt matures in varying amounts over the next four years. A portion of the Company’s debt bears interest at floating rates; therefore, its financial condition is and will be affected by changes in prevailing rates.

The Company’s New Senior Credit Facility imposes certain restrictions on the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. Under the Company’s New Senior Credit Facility, the Company is obligated to meet certain tests relating to certain financial amounts and ratios defined in the new credit agreement. At December 31, 2002, the Company was in compliance with these covenants.

In addition to servicing its debt obligations, the Company requires substantial liquidity for capital expenditures and working capital needs. At December 31, 2002, working capital was $(4.1) million compared to $(8.9) million at September 30, 2002. The increase in working capital principally relates to the increased system sales causing an increase in cash and accounts receivable. For the three months ended December 31, 2002, the Company’s capital expenditures were $3.7 million, which included $2.3 million for capitalized computer software and databases costs.

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

Contractual Obligations and Commercial Commitments

Due to the impact of the New Credit Facility on the Company’s contractual obligations, the contractual obligations table has been revised as of December 31, 2002. The following table summarizes the Company’s contractual obligations and payments due by fiscal period following December 31, 2002 (in thousands):

	Payment Due or Expiration by Fiscal Year
	Total	2003(1)	2004-5	2006-7	2008+
Debt:
Senior subordinated notes	$100,000	$—	$—	$—	$100,000
Term loan facility	35,000	6,000	25,000	4,000	—
Revolving credit facility	—	—	—	—	—
Other (2)	1,087	263	654	170	—

Total debt	136,087	6,263	25,654	4,170	100,000
Other lease financing obligations (2)	4,510	1,533	2,613	364	—
Operating leases	23,615	3,741	8,746	4,672	6,456

Total	$164,212	$11,537	$37,013	$9,206	$106,456

(1) Fiscal 2003 represents the nine months following December 31, 2002.

(2) These obligations will be funded by amounts received from lessees party to these lease agreements. Furthermore, the Company’s recourse obligation is limited to a percentage of the aggregate initial financing proceeds.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002. There have been no material changes in the quarter ended December 31, 2002.

Item 4 Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Principal Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report on Form 10-Q. Additionally, the internal controls were evaluated in conjunction with the year-end audit and no material weaknesses were identified. Based on those evaluations, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is a party to various legal proceedings and administrative actions, which arise in the ordinary course of business, except as noted below. In the opinion of the Company’s management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company’s results of operations, financial conditions or cash flows.

The Company is a defendant in a lawsuit that was filed by Preston Staats, a director of the Company, on December 9, 2002, in the United States District Court for the Western District of Texas, Austin Division. The suit alleges that Mr. Staats was constructively terminated by the Company in violation of the Age Discrimination in Employment Act and that such alleged termination constituted a breach of contract. The lawsuit seeks monetary damages in excess of $75,000 as well as attorney’s fees, court costs, and interest. The Company has filed appropriate responsive pleadings, including an Answer and a Motion to Partially Dismiss, and intends to defend itself vigorously.

Item 2. Changes in Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael A. Aviles.

99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Greg Petersen.

(b) Reports on Form 8-K

No reports on Form 8-K have been filed during the three months ended December 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of February, 2003.

COOPERATIVE COMPUTING, INC.
By:	/s/ GREG PETERSEN
Greg Petersen Senior Vice President, Finance and Administration

CERTIFICATION

I, Michael A. Aviles, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cooperative Computing, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 12, 2003

	/s/	MICHAEL A. AVILES

Michael A. Aviles

Chairman of the Board, President and Chief Executive Officer

CERTIFICATION

I, Greg Petersen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cooperative Computing, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 12, 2003

	/s/	GREG PETERSEN

Greg Petersen

Senior Vice President, Finance and Administration