Form 10-Q
period 2003-03-31
COOPERATIVE COMPUTING INC /DE/
filed 2003-05-15
CIK 1059103

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes  ☑    No  ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 14, 2003
Common Stock	1,000 shares

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

PART 1. FINANCIAL INFORMATION

The consolidated financial statements filed on Form 10-K and Form 10-Q prior to September 30, 2002 included the accounts of Cooperative Computing Holding Company, Inc. (“Holding”) and its wholly owned subsidiary Cooperative Computing, Inc. (“CCITRIAD” or the “Company”). Holding has no assets or liabilities other than (1) its wholly owned subsidiary CCITRIAD and (2) its Redeemable Class A Common Stock, the net proceeds of which were contributed in full to CCITRIAD. The difference between the financial statements of Holding and those of CCITRIAD relate solely to the Class A Common Stock. The Class A Common Stock is an obligation of Holding and not of the registrant and the registrant does not guarantee the Class A Common Stock. Prior years’ financial presentation resulted in the inclusion of the accretion of Holding’s Redeemable Common Stock of $3.9 million and $8.0 million for the three and six months ended March 31, 2002, respectively, as well as its net loss to shareholders of $1.3 million and $3.9 million for the three and six months ended March 31, 2002, respectively. Additionally, Holding’s balances for the Redeemable Class A Common Stock of $59.1 million as of March 31, 2002, and for stockholders’ deficit of $79.7 million as of March 31, 2002 were depicted. The cash flow for both companies was identical in each year presented. CCITRIAD, as the registrant, is presented in the following unaudited interim financial statements.

Item 1. Financial Statements.

COOPERATIVE COMPUTING, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2002	March 31, 2003
		(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$398	$7,733
Trade accounts receivable, net of allowance for doubtful accounts of $6,751 and $6,657 at September 30, 2002 and March 31, 2003, respectively	29,013	28,073
Inventories, net	2,380	2,643
Investment in leases, net	2,820	2,415
Deferred income taxes	8,303	9,003
Prepaid expenses and other current assets	4,122	3,452

Total current assets	47,036	53,319

Service parts, net	1,780	1,553
Property and equipment, net	6,480	6,550
Long-term investment in leases	4,468	3,458
Capitalized computer software costs, net	10,257	9,460
Databases, net	12,094	10,785
Goodwill	87,159	87,159
Other assets	16,513	16,201

Total assets	$185,787	$188,485

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$8,095	$7,821
Payroll related accruals	13,564	13,012
Deferred revenue	12,529	12,911
Current portion of long-term debt	8,828	9,084
Accrued income taxes	3,969	1,218
Accrued expenses and other current liabilities	8,940	8,866

Total current liabilities	55,925	52,912

Long-term debt	129,169	124,920
Deferred income taxes and other liabilities	15,546	16,082

Total liabilities	200,640	193,914

Stockholder’s equity (deficit):
Common Stock:
Par value $0.01; authorized, issued and outstanding 1,000 shares at September 30, 2002 and March 31, 2003	—	—
Additional paid-in capital	113,155	113,155
Retained deficit	(127,236)	(118,038)
Other accumulated comprehensive income:
Cumulative translation adjustment	(772)	(546)

Total stockholder’s equity (deficit)	(14,853)	(5,429)

Total liabilities and stockholders’ deficit	$185,787	$188,485

See accompanying notes

COOPERATIVE COMPUTING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,		Six months Ended March 31,
	2002	2003	2002	2003
Revenues:
Systems	$16,934	$17,392	$31,515	$35,105
Services and finance	40,025	38,668	80,063	78,607

Total revenues	56,959	56,060	111,578	113,712
Cost of revenues:
Systems	11,097	9,859	20,184	19,884
Services and finance	17,795	17,911	37,120	35,456

Total cost of revenues	28,892	27,770	57,304	55,340

Gross margin	28,067	28,290	54,274	58,372
Operating expenses:
Sales and marketing	8,487	8,237	17,525	15,537
Product development	4,602	4,090	8,251	7,816
General and administrative	7,170	6,586	14,239	13,343

Total operating expenses	20,259	18,913	40,015	36,696

Operating income	7,808	9,377	14,259	21,676
Interest expense	(3,506)	(3,339)	(7,563)	(6,798)
Equity gain (loss) in affiliate	(200)	67	(400)	59
Foreign exchange gain (loss)	44	12	(98)	13
Other income, net	54	(19)	390	203

Income before income taxes	4,200	6,098	6,588	15,153
Income tax expense	1,611	2,392	2,668	5,955

Net income	$2,589	$3,706	$3,920	$9,198

Comprehensive income:
Net income	$2,589	$3,706	$3,920	$9,198
Foreign currency translation adjustment	(86)	183	194	226

Comprehensive income	$2,503	$3,889	$4,114	$9,424

See accompanying notes

COOPERATIVE COMPUTING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six months Ended March 31,
	2002	2003
OPERATING ACTIVITIES
Net income	$3,920	$9,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,691	3,080
Amortization	5,499	6,788
Deferred income taxes	—	(23)
Equity (gain) loss in affiliate	400	(59)
Equity gain from partnerships	(122)	(156)
Lease loss provision	1,850	—
Provision for doubtful accounts	5,662	2,803
Other, net	165	211
Changes in assets and liabilities:
Trade accounts receivable	(2,786)	(1,863)
Inventories	(352)	(263)
Investment in leases	1,225	1,415
Prepaid expenses and other assets	1,968	168
Accounts payable	(226)	(274)
Deferred revenue	590	382
Accrued expenses and other current liabilities	1,875	(3,518)

Net cash provided by operating activities	23,359	17,889

INVESTING ACTIVITIES
Purchase of property and equipment	(2,549)	(1,903)
Capitalized computer software costs and databases	(3,431)	(3,902)
Purchase of service parts	(951)	(838)
Equity distributions from partnerships	64	82

Net cash used in investing activities	(6,867)	(6,561)

FINANCING ACTIVITIES
Proceeds from debt facility	—	1,210
Payment on long-term debt facilities	(20,389)	(5,203)

Net cash used in financing activities	(20,389)	(3,993)

Net increase (decrease) in cash and cash equivalents	(3,897)	7,335
Cash and cash equivalents, beginning of period	3,897	398

Cash and cash equivalents, end of period	$—	$7,733

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$6,930	$5,729

Income taxes	$1,620	$9,066

See accompanying notes

COOPERATIVE COMPUTING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of CCITRIAD have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2003 may not be indicative of the results for the full fiscal year ending September 30, 2003.

Certain amounts in the three and six months ended March 31, 2002 have been reclassified to conform to the presentation for the three and six months ended March 31, 2003.

2.	LEASE RECEIVABLES

Activity in the following servicing and recourse obligation liability accounts (recorded in other liabilities in the Company’s balance sheet) was as follows (in thousands):

	LEASE SERVICING OBLIGATION	RECOURSE OBLIGATION
Balance at September 30, 2002	$439	$5,489
Newly-created liabilities	3	3
Recoveries	—	306
Charges and lease write-offs	(168)	(831)

Balance at March 31, 2003	$274	$4,967

3.	INCOME TAXES

The Company recorded income tax expense for the six months ended March 31, 2003 at an effective rate of 39.3%, which is based on the Company’s anticipated results for the full fiscal year. The Company’s income tax expense differs from the amount computed by applying the statutory rate to income before income taxes due to the impact of permanent differences, such as meals and entertainment expense, and amortization of certain acquired intangibles.

4. COMMON STOCK OPTION PLAN

During the quarter ended March 31, 2003, Holding, the Company’s parent company, approved the grant of 435,650 options to the employees of the company at an exercise price equal to the then estimated fair market value of $2.50 per share under the Cooperative Computing Holding Company, Inc. 2000 Stock Option Plan.

The Company uses the intrinsic value method in accounting for employee stock options. Because the exercise price of the employee stock options is greater than or equal to the market price of the underlying stock, as determined by Holding’s Board of Directors, on the date of grant, no compensation expense is recognized.

The Company’s pro forma information follows (amounts in thousands):

	Three months ended March 31,		Six months ended March 31,
	2002	2003	2002	2003
Net income reported	$2,589	$3,706	$3,920	$9,198
Pro forma stock-based compensation expense, net of tax	76	81	187	187

Pro forma net income (loss)	$2,513	$3,625	$3,733	$9,011

5.	DEBT

On December 3, 2002, the Company replaced the Restated Senior Credit Facilities with a new three-year credit agreement comprised of a $35.0 million term loan facility and a $17.5 million revolving credit facility. The term loan facility is payable in quarterly installments from March 31, 2003 through December 31, 2005 and bears interest at CCITRIAD’s option either at (i) a margin of 3.5% applied to the greatest of (a) the Prime Rate, (b) the Base CD Rate plus 1% and (c) the Federal Funds Effective Rate plus 0.5% or (ii) a margin of 4.5% applied to the Eurodollar Base Rate divided by the product of one minus the Eurocurrency Reserve Requirements. In March, June and September 2003 each quarterly installment is $2.0 million. The revolving credit facility provides for maximum borrowings of $17.5 million (including letters of credit up to a maximum of $10.0 million) and matures in December 2005. The new credit agreement includes restrictions on certain activities and financial covenant tests.

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

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation – Transition andDisclosure, effective for fiscal years ending after December 15, 2002. This statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also requires prominent disclosures about the method of accounting for stock-based employee compensation and its effect on reported results.

The Company does not anticipate any material impact from this statement on its financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51, (the Interpretation). The Interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The Interpretation also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements apply immediately to variable interest entities created after January 31, 2003 and apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is evaluating the applicability of the Interpretation on its financial position and results of operations.

7.	SEGMENT REPORTING

The Company’s business operations are organized into two operating units, the Automotive group and the Hardlines and Lumber group, as shown below. Additionally, a breakdown by geographic area of total revenues and total assets is disclosed. The Americas geographic area covers the United States and Canada. The Europe geographic area covers the United Kingdom, Ireland and France.

	Three Months Ended March 31,		Six months Ended March 31,
	2002	2003	2002	2003
	(in thousands)
Systems revenues:
Automotive	$6,971	$3,893	$12,362	$8,909
Hardlines and Lumber	9,963	13,499	19,153	26,196

Total systems revenues:	16,934	17,392	31,515	35,105

Services and finance revenues:
Automotive	24,788	24,449	49,742	49,244
Hardlines and Lumber	15,237	14,219	30,321	29,363

Total services and finance revenues:	40,025	38,668	80,063	78,607

Systems costs of revenues:
Automotive	5,169	2,599	8,778	5,726
Hardlines and Lumber	5,928	7,260	11,406	14,158

Total systems costs of revenues:	11,097	9,859	20,184	19,884

Services and finance cost of revenues:
Automotive	11,067	10,898	23,227	21,515
Hardlines and Lumber	6,728	7,013	13,893	13,941

Total services and finance cost of revenues:	17,795	17,911	37,120	35,456

Sales and marketing:
Automotive	3,938	3,673	8,105	6,886
Hardlines and Lumber	4,549	4,564	9,420	8,651

Total sales and marketing:	8,487	8,237	17,525	15,537

Product development:
Automotive	3,637	3,055	6,402	5,804
Hardlines and Lumber	965	1,035	1,849	2,012

Total product development:	4,602	4,090	8,251	7,816

General and administrative	7,170	6,586	14,239	13,343
Interest expense	(3,506)	(3,339)	(7,563)	(6,798)
Other income (expense), net	(102)	60	(108)	275

Income (loss) before income taxes	$4,200	$6,098	$6,588	$15,153

Revenues:
Americas	$55,731	$54,441	$108,985	$110,802
Europe	1,228	1,619	2,593	2,910

Total revenues	$56,959	$56,060	$111,578	$113,712

Assets:
Americas	$190,773	$184,327	$190,773	$184,327
Europe	4,627	4,158	4,627	4,158

	$195,400	$188,485	$195,400	$188,485

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

Historical Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months ended March 31, 2002

Revenues for the three months ended March 31, 2003 were $56.1 million, a decrease of $0.9 million, or 2%, from the $57.0 million recorded in the prior year’s period. Automotive group revenues for the second quarter were $28.4 million, a decrease of $3.4 million, or 11%, as compared to the quarter ended March 31, 2002, primarily due to a decrease in systems revenue. The Hardlines and Lumber group’s revenues were $27.7 million for the three months ended March 31, 2002, an increase of $2.5 million, or 10%.

Systems revenues for the three months ended March 31, 2003 were $17.4 million, compared to $16.9 million for the three months ended March 31, 2002, an increase of $0.5 million, or 3%. Systems revenues for the Automotive group for the three months ended March 31, 2003 decreased $3.0 million to $3.9 million, as compared to last year, a decrease of 43%. The revenue decrease was primarily due to a higher number of customers upgrading their store systems in the previous year. Systems revenues for the Hardlines and Lumber group for the three months ended March 31, 2003 increased $3.5 million to $13.5 million, or 35%, as compared to the three months ended March 31, 2002. The revenue increase was largely due to completion of contract development work and an increase of sales of add-on products to existing customers.

Services and finance revenues were $38.7 million for the three months ended March 31, 2003, compared to $40.0 million for the three months ended March 31, 2002, a decrease of $1.3 million, or 3%. For the three months ended March 31, 2003, services and finance revenues for the Automotive group decreased $0.3 million, or 1%, to $24.5 million. The Automotive group’s revenue decrease was predominantly due to lower customer support revenues.

In the three months ended March 31, 2003, the Hardlines and Lumber group’s services and finance revenues decreased $1.0 million, or 7%, to $14.2 million, as compared to the three months ended March 31, 2002. The decrease was chiefly due to lower information product sales to manufacturers as a result of reduced sources of point of sale data available in the market, which we expect to continue.

Cost of revenue was $27.8 million for the three months ended March 31, 2003, compared to $28.9 million for the three months ended March 31, 2002, a decrease of $1.1 million, or 4%. For the three months ended March 31, 2003, cost of revenues for the Automotive group decreased $2.7 million, or 17%, to $13.5 million. For the quarter ended March 31, 2003, cost of revenues for the Hardlines and Lumber group increased $1.6 million, or 13%, to $14.3 million, as compared to the three months ended March 31, 2002.

Cost of systems revenue was $9.9 million for the three months ended March 31, 2003, compared to $11.1 million for the three months ended March 31, 2002, a decrease of $1.2 million, or 11%. Cost of systems revenues for the Automotive group for the three months ended March 31, 2003 decreased $2.6 million, or 50%, to $2.6 million compared to the three months ended March 31, 2002. The decrease in cost of systems revenues was mainly due to the decrease in systems sales. Cost of systems revenues as a percentage of systems revenues for the Automotive group was 67% and 74% for the three months ended March 31, 2003 and 2002, respectively. The decreased cost percentage was principally due to a more profitable systems mix being sold in the quarter ended March 31, 2003. Cost of systems revenues for the Hardlines and Lumber group for the three months ended March 31, 2003 increased $1.3 million to $7.3 million compared to the three months ended March 31, 2002, an increase of 22%. The increase in cost of systems revenue was mostly due to the increase in systems sales. Cost of systems revenue as a percentage of systems for the Hardlines and Lumber group was 54% and 60% for the three months ended March 31, 2003 and 2002, respectively. The decreased cost percentage was primarily due to a more profitable product mix sold in the quarter ended March 31, 2003.

Cost of revenues for services and finance was $17.9 million for the three months ended March 31, 2003, compared to $17.8 million for the three months ended March 31, 2002, an increase of $0.1 million, or 1%. Cost of revenues for services and finance for the Automotive group for the three months ended March 31, 2003 decreased $0.2 million, or 2%, to $10.9 million, compared to the three months ended March 31, 2002. Cost of revenues for services and finance for the Automotive group was down largely due to reduced utilization of hardware support services and to lower bad debt expense. Cost of revenues for services and finance for the Hardlines and Lumber group for the three months ended March 31, 2003 increased $0.3 million, or 4%, to $7.0 million, compared to the three months ended March 31, 2002. Cost of revenues of services and finance for the Hardlines and Lumber group increased predominantly due to greater utilization of hardware support services. As a percentage of automotive services revenues, cost of revenues for services and finance for the Automotive group remained unchanged at 45% for the three months ended March 31, 2003 and 2002, respectively. As a percentage of Hardlines and Lumber group services revenues, cost of revenues for services and finance for the Hardlines and Lumber group was 49% and 44% for the three months ended March 31, 2003 and 2002, respectively. The percentage fluctuations are chiefly due to the decreased information product sales to manufacturers noted above and increased hardware support services.

Sales and marketing expense for the three months ended March 31, 2003 decreased $0.3 million, or 3%, to $8.2 million, as compared to the three months ended March 31, 2002. Sales and marketing expense for the Automotive group for the three months ended March 31, 2003 decreased $0.3 million, or 7%, to $3.7 million, as compared to the three months ended March 31, 2002. As a percentage of automotive revenue, sales and marketing expense for the Automotive group was 13% and 12% for the three months ended March 31, 2003 and 2002, respectively. The decrease in the sales and marketing expense for the Automotive group was mainly related to lower bad debt expense offset by higher personnel costs. Sales and marketing expense for the Hardlines and Lumber group for the three months ended March 31, 2003 remained constant at $4.5 million, as compared to the three months ended March 31, 2002. As a percentage of Hardlines and Lumber group revenue, sales and marketing expense for the Hardlines and Lumber group was 16% and 18% for the three months ended March 31, 2003 and 2002, respectively.

Product development expenses for the three months ended March 31, 2003 decreased $0.5 million, or 11%, to $4.1 million, as compared to the three months ended March 31, 2002. As a percentage of revenue, product development expense was 7% and 8% for the three months ended March 31, 2003 and March 31, 2002, respectively. Product development expenses for the Automotive group for the three months ended March 31, 2003 decreased $0.6 million, or 16%, to $3.1 million. The decrease was principally due to a greater amount of capitalized software in the current year, due to certain projects being expensed in the prior year. As a percentage of Automotive group revenue, product development expenses for the Automotive group remained constant at 11% for the three months ended March 31, 2003 and 2002, respectively. Product development expenses for the Hardlines and Lumber group for the three months ended March 31, 2003 increased $0.1 million, or 7%, to $1.0 million for the three months ended March 31, 2003. As a percentage of Hardlines and Lumber group revenue, product development expense for the Hardlines and Lumber group remained constant at 4% for the three months ended March 31, 2003 and 2002.

General and administrative expense for the three months ended March 31, 2003 was $6.6 million, a decrease of $0.6 million, or 8%, as compared to the three months ended March 31, 2002. The decrease was largely due to lower facility expense. As a percentage of revenues, general and administrative expense was 12% and 13% for the three months ended March 31, 2003 and 2002, respectively.

Interest expense for the three months ended March 31, 2003 was $3.3 million compared to $3.5 million for the three months ended March 31, 2002, a decrease of $0.2 million, or 5%. Interest was down due to a lower principal balance. See “Liquidity and Capital Resources.”

As a result of the above factors, the Company realized net income of $3.7 million for the three months ended March 31, 2003, compared to net income of $ 2.6 million for the three months ended March 31, 2002, an improvement of $1.1 million, or 43%.

Six months Ended March 31, 2003 Compared to Six months Ended March 31, 2002

Revenues for the six months ended March 31, 2003 were $113.7 million, compared to $111.6 million for the six months ended March 31, 2002, an increase of $2.1 million, or 2%. For the six months ended March 31, 2003, revenues for the Automotive group decreased $4.0 million, or 6%, to $58.1 million, as compared to the six months ended March 31, 2002. For the six months ended March 31, 2003, revenues for the Hardlines and Lumber group increased $6.1 million, or 12%, to $55.6 million, as compared to the six months ended March 31, 2002.

Systems revenues for the six months ended March 31, 2003 were $35.1 million, compared to $31.5 million for the six months ended March 31, 2002, an increase of $3.6 million, or 11%. Systems revenues for the Automotive group for the six months ended March 31, 2003 decreased $3.4 million, or 28%, to $8.9 million, as compared to the six months ended March 31, 2002. This decrease was mainly due to a higher number of customers upgrading their store systems in the previous year. Systems revenues for the Hardlines and Lumber group for the six months ended March 31, 2003 increased $7.0 million, or 37%, to $26.2 million as compared to the six months ended March 31, 2002, principally due to completion of contract development work and an increase in sales of add-on products to existing customers.

Services and finance revenues were $78.6 million for the six months ended March 31, 2003, compared to $80.1 million for the six months ended March 31, 2002, a decrease of $1.5 million, or 2%. Services and finance revenues for the Automotive group for the six months ended March 31, 2003 decreased $0.5 million, or 1%, to $49.2 million, as compared to the six months ended March 31, 2002. The decrease in automotive services and finance revenues was mainly due to lower customer support revenues. Services and finance revenues for the Hardlines and Lumber group for the six months ended March 31, 2003 decreased $1.0 million, or 3%, to $29.4 million, as compared to the six months ended March 31, 2002. This decrease was primarily due to lower information product sales to manufacturers as a result of reduced sources of point of sale data available in the market, which we expect to continue.

Cost of revenues was $55.3 million for the six months ended March 31, 2003, compared to $57.3 million for the six months ended March 31, 2002, a decrease of $2.0 million, or 3%. For the six months ended March 31, 2003, cost of revenues for the Automotive group decreased $4.8 million, or 15%, to $27.2 million, as compared to the six months ended March 31, 2002. For the six months ended March 31, 2003, cost of revenues for the Hardlines and Lumber group increased $2.8 million, or 11%, to $28.1 million, as compared to the six months ended March 31, 2002.

Cost of systems revenues was $19.9 million for the six months ended March 31, 2003, compared to $20.2 million for the six months ended March 31, 2002, a decrease of $0.3 million, or 1%. Cost of systems revenues for the Automotive group for the six months ended March 31, 2003 decreased $3.1 million, or 35%, to $5.7 million, as compared to the six months ended March 31, 2002. The decrease was largely due to the decrease in systems sales. Cost of systems revenues as a percentage of systems revenues for the Automotive group was 64% and 71% for the six months ended March 31, 2003 and 2002, respectively. Cost of systems revenues for the Hardlines and Lumber group for the six months ended March 31, 2003 was $14.2 million for the six months ended March 31, 2003, compared to $11.4 million for the six months ended March 31, 2002, an increase of $2.8 million, or 24%. The increase in cost of systems revenue was predominantly due to the increase in system sales. The cost of systems revenues as a percentage of systems revenues for the Hardlines and Lumber group was 54% and 60% for the six months ended March 31, 2003 and 2002, respectively. The changes in cost percentages for both the automotive and the Hardlines and Lumber groups were chiefly due to a more profitable product mix sold in the period ended March 31, 2003.

Cost of revenues for services and finance was $35.5 million for the six months ended March 31, 2003, compared to $37.1 million for the six months ended March 31, 2002, a decrease of $1.7 million, or 4%. Cost of revenues for services and finance for the Automotive group for the six months ended March 31, 2003 decreased $1.7 million, or 7%, to $21.6 million, compared to the six months ended March 31, 2002. Cost of revenues of services and finance for the Automotive group decreased mainly due to greater database capitalization, lower bad debt expense and reduced facility costs. Cost of revenues of services and finance for the Hardlines and Lumber group for the six months ended March 31, 2003 remained constant at $13.9 million compared to the six months ended March 31, 2002. As a percentage of services revenues, cost of revenues for services and finance for the Automotive group was 44% and 47% for the six months ended March 31, 2003 and 2002, respectively. As a percentage of services revenues, cost of revenues for services and finance for the Hardlines and Lumber group was 47% and 46% for the six months ended March 31, 2003 and 2002, respectively.

Sales and marketing expense for the six months ended March 31, 2003 decreased $2.0 million, or 11%, to $15.5 million, as compared to the six months ended March 31, 2002. Sales and marketing expense for the Automotive group for the six months ended March 31, 2003 decreased $1.2 million, or 15%, to $6.9 million, as compared to the six months ended March 31, 2002. As a percentage of automotive revenue, sales and marketing expense for the Automotive group was 12% and 13% for the six months ended March 31, 2003 and 2002, respectively. The decrease in automotive sales and marketing expense was related principally to lower bad debt expense. Sales and marketing expense for the Hardlines and Lumber group for the six months ended March 31, 2003 decreased $0.8 million, or 8%, to $8.6 million, as compared to the six months ended March 31, 2002. The decrease in sales and marketing expense in the Hardlines and Lumber group was related primarily to lower bad debt expense. As a percentage of Hardlines and Lumber group revenue, sales and marketing expense for the Hardlines and Lumber group was 16% and 19% for the six months ended March 31, 2003 and 2002.

Product development expenses for the six months ended March 31, 2003 decreased $0.4 million to $7.8 million, as compared to the six months ended March 31, 2002. Product development expenses for the Automotive group for the six months ended March 31, 2003 decreased $0.6 million, or 9%, to $5.8 million. The decrease was largely due to lower facility costs and to greater software capitalization, due to certain projects being expensed in the prior year. As a percentage of Automotive group revenue, product development expenses for the Automotive group remained unchanged at 10% for the six months ended March 31, 2003 and 2002, respectively. Product development expenses for the Hardlines and Lumber group for the six months ended March 31, 2003 increased $0.2 million, or 9%, to $2.0 million. The increase was predominantly due to less software capitalized this year than last year. As a percentage of Hardlines and Lumber group revenue, product development expenses for the Hardlines and Lumber group remained constant at 4% for the six months ended March 31, 2003 and 2002.

General and administrative expense for the six months ended March 31, 2003 decreased $0.9 million, or 6%, to $13.3 million, as compared to the six months ended March 31, 2002. As a percentage of revenues, general and administrative expense was 12% and 13% for the six months ended March 31, 2003 and 2002, respectively. The decrease was chiefly due to lower facility and communication costs.

Interest expense for the six months ended March 31, 2003 was $6.8 million compared to $7.6 million for the six months ended March 31, 2002, a decrease of $0.8 million, or 10%. The decrease was due to a lower principal balance. See “Liquidity and Capital Resources.”

As a result of the above factors, the Company realized net income of $9.2 million for the six months ended March 31, 2003, compared to net income of $3.9 million for the six months ended March 31, 2002, an improvement of $5.3 million, or 135%.

Liquidity and Capital Resources

On December 3, 2002, the Company replaced the Restated Senior Credit Facilities with a new three-year credit agreement comprised of a $35.0 million term loan facility and a $17.5 million revolving credit facility. The term loan facility is payable in quarterly installments from March 31, 2003 through December 31, 2005 and bears interest at CCITRIAD’s option either at (i) a margin of 3.5% applied to the greatest of (a) the Prime Rate, (b) the Base CD Rate plus 1% and (c) the Federal Funds Effective Rate plus 0.5% or (ii) a margin of 4.5% applied to the Eurodollar Base Rate divided by the product of one minus the Eurocurrency Reserve Requirements. In March, June and September 2003 each quarterly installment is $2.0 million. The revolving credit facility provides for maximum borrowings of $17.5 million (including letters of credit up to a maximum of $10.0 million) and matures in December 2005.

As of March 31, 2003, the Company had $134.0 million in outstanding indebtedness, a decrease of $4.0 million from September 30, 2002. The Company’s outstanding indebtedness under its New Senior Credit Facility at March 31, 2003 included no borrowings on the Company’s $17.5 million senior secured revolving credit facility and $33.0 million of senior secured term loans. At March 31, 2003, a balance of $100.0 million on the Notes, due in 2008, bearing interest at 9% was outstanding. The remaining $1.0 million was related to lease financing and the debt matures in varying amounts over the next four years. A portion of the Company’s debt bears interest at floating rates; therefore, its financial condition is and will be affected by changes in prevailing rates.

The Company’s New Senior Credit Facility imposes certain restrictions on the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. Under the Company’s New Senior Credit Facility, the Company is obligated to meet certain tests relating to certain financial amounts and ratios defined in the new credit agreement. At March 31, 2003, the Company was in compliance with these covenants.

In addition to servicing its debt obligations, the Company requires substantial liquidity for capital expenditures and working capital needs. At March 31, 2003, working capital was $0.4 million compared to $(8.9) million at September 30, 2002. The increase in working capital primarily relates to increased system sales and operational efficiencies resulting in an increase in net income and cash. For the six months ended March 31, 2003, the Company’s capital expenditures were $6.6 million, including $3.9 million for capitalized computer software and database costs.

The Company believes that cash flows from operations, together with the amounts available under its New Senior Credit Facility, will be sufficient to fund its working capital and debt service requirements for the foreseeable future. The Company’s ability to meet its working capital and debt service requirements, however, is subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control. If the Company is not able to meet such requirements, it may be required to seek additional financing. There can be no assurance that the Company will be able to obtain financing from other sources on terms acceptable to the Company, if at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002. There have been no material changes in the quarter ended March 31, 2003.

Item 4. Controls and Procedures.

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

No reports on Form 8-K have been filed during the three months ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of May 2003.

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date:	May 14, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003

/s/ GREG PETERSEN Greg Petersen

Senior Vice President,

Finance and Administration