Form 10-Q
period 2003-06-30
COOPERATIVE COMPUTING INC /DE/
filed 2003-08-14
CIK 1059103

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☑  No  ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 14, 2003
Common Stock	1,000 shares

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

The consolidated financial statements filed on Form 10-K and Form 10-Q prior to September 30, 2002 included the accounts of Cooperative Computing Holding Company, Inc. (“Holding”) and its wholly owned subsidiary Cooperative Computing, Inc. (“CCITRIAD” or the “Company”). Holding has no assets or liabilities other than (1) its wholly owned subsidiary CCITRIAD and (2) its Redeemable Class A Common Stock, the net proceeds of which were contributed in full to CCITRIAD. The difference between the financial statements of Holding and those of CCITRIAD relate solely to the Class A Common Stock. The Class A Common Stock is an obligation of Holding and not of the registrant and the registrant does not guarantee the Class A Common Stock. Prior years’ financial presentations resulted in the inclusion of the accretion of Holding’s Redeemable Common Stock of $4.5 million and $12.5 million for the three and nine months ended June 30, 2002, respectively, as well as its net loss to shareholders of $2.1 million and $6.1 million for the three and nine months ended June 30, 2002, respectively. Additionally, Holding’s balances for the Redeemable Class A Common Stock of $63.6 million as of June 30, 2002, and for stockholders’ deficit of $81.2 million as of June 30, 2002 were depicted. The cash flow for both companies was identical in each year presented. CCITRIAD, as the registrant, is presented in the following unaudited interim financial statements.

Item 1.	Financial Statements.

COOPERATIVE COMPUTING, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2002	June 30, 2003
		(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$398	$6,505
Trade accounts receivable, net of allowance for doubtful accounts of $6,751 and $6,651 at September 30, 2002 and June 30, 2003, respectively	29,013	32,546
Inventories, net	2,380	2,574
Investment in leases, net	2,820	2,221
Deferred income taxes	8,303	9,285
Prepaid income taxes	—	2,902
Prepaid expenses and other current assets	4,122	3,508

Total current assets	47,036	59,541
Service parts, net	1,780	1,332
Property and equipment, net	6,480	6,293
Long-term investment in leases	4,468	3,855
Capitalized computer software costs, net	10,257	8,977
Databases, net	12,094	9,414
Goodwill	87,159	87,159
Other assets	16,513	19,021

Total assets	$185,787	$195,592

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$8,095	$7,456
Payroll related accruals	13,564	13,228
Deferred revenue	12,529	14,889
Current portion of long-term debt	8,828	315
Accrued income taxes	3,969	—
Accrued expenses and other current liabilities	8,940	6,889

Total current liabilities	55,925	42,777
Long-term debt, net of discount	129,169	173,017
Deferred income taxes and other liabilities	15,546	16,124

Total liabilities	200,640	231,918
Stockholder’s equity (deficit):
Common Stock:
Par value $0.01; authorized, issued and outstanding 1,000 shares at September 30, 2002 and June 30, 2003	—	—
Additional paid-in capital	113,155	83,155
Retained deficit	(127,236)	(119,463)
Other accumulated comprehensive income:
Cumulative translation adjustment	(772)	(18)

Total stockholder’s equity (deficit)	(14,853)	(36,326)

Total liabilities and stockholder’s deficit	$185,787	$195,592

See accompanying notes

COOPERATIVE COMPUTING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	Three Months Ended June 30,		Nine months Ended June 30,
	2002	2003	2002	2003
Revenues:
Systems	$14,408	$16,492	$45,922	$51,596
Services and finance	39,984	38,331	120,048	116,939

Total revenues	54,392	54,823	165,970	168,535
Cost of revenues:
Systems	9,302	9,687	29,486	29,571
Services and finance	19,120	18,465	56,240	53,921

Total cost of revenues	28,422	28,152	85,726	83,492

Gross margin	25,970	26,671	80,244	85,043
Operating expenses:
Sales and marketing	8,565	7,823	26,091	23,360
Product development	4,397	4,327	12,648	12,143
General and administrative	5,835	7,227	20,073	20,570

Total operating expenses	18,797	19,377	58,812	56,073

Operating income	7,173	7,294	21,432	28,970
Interest expense	(3,310)	(3,248)	(10,874)	(9,778)
Expenses related to debt refinancing	—	(6,045)	—	(6,313)
Equity loss in affiliate	(200)	(267)	(600)	(208)
Foreign exchange loss	(24)	(26)	(122)	(13)
Gain on disposal of assets	211	—	211	—
Other income, net	275	190	666	393

Income (loss) before income taxes	4,125	(2,102)	10,713	13,051
Income tax expense (benefit)	1,671	(677)	4,339	5,278

Net income (loss)	$2,454	$(1,425)	$6,374	$7,773

Comprehensive income:
Net income (loss)	$2,454	$(1,425)	$6,374	$7,773
Foreign currency translation adjustment	486	529	680	754

Comprehensive income	$2,940	$(896)	$7,054	$8,527

See accompanying notes

COOPERATIVE COMPUTING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine months Ended June 30,
	2002	2003
OPERATING ACTIVITIES
Net income	$6,374	$7,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,301	4,603
Amortization	9,343	11,131
Deferred income taxes	2,500	(648)
Equity loss in affiliate	600	208
Equity gain from partnerships	(130)	(206)
Write-off of prior debt issuance costs	—	4,063
Lease loss provision	2,635	(900)
Provision for doubtful accounts	8,016	4,510
Gain on sale of assets	(211)	—
Other, net	649	750
Changes in assets and liabilities:
Trade accounts receivable	(1,964)	(8,043)
Inventories	(374)	(194)
Investment in leases	1,961	2,112
Prepaid expenses and other assets	1,973	(1,035)
Accounts payable	(906)	(639)
Deferred revenue	372	2,360
Accrued expenses and other current liabilities	2,064	(6,112)

Net cash provided by operating activities	38,203	19,733
INVESTING ACTIVITIES
Purchase of property and equipment	(2,997)	(2,636)
Property and equipment sale proceeds	874	—
Capitalized computer software costs and databases	(5,279)	(5,616)
Purchase of service parts	(1,151)	(1,079)
Equity distributions from partnerships	100	82
Acquisition of other assets	—	(2,203)

Net cash used in investing activities	(8,453)	(11,452)
FINANCING ACTIVITIES
Proceeds from debt facility	1,500	1,210
Proceeds from long term debt	—	154,946
Debt issuance costs	—	(7,509)
Payment on debt facility	(33,451)	(38,297)
Payment on long-term debt	(750)	(82,524)
Dividend to parent	—	(30,000)

Net cash used in financing activities	(32,701)	(2,174)

Net increase (decrease) in cash and cash equivalents	(2,951)	6,107
Cash and cash equivalents, beginning of period	3,897	398

Cash and cash equivalents, end of period	$946	$6,505

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$7,750	$11,708

Income taxes	$1,796	$13,242

See accompanying notes

COOPERATIVE COMPUTING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of CCITRIAD have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2003 may not be indicative of the results for the full fiscal year ending September 30, 2003.

Certain amounts in the three and nine months ended June 30, 2002 have been reclassified to conform to the presentation for the three and nine months ended June 30, 2003.

2.	LEASE RECEIVABLES

Activity in the following servicing and recourse obligation liability accounts (recorded in other liabilities in the Company’s balance sheet) was as follows (in thousands):

	LEASE SERVICING OBLIGATION	RECOURSE OBLIGATION
Balance at September 30, 2002	$439	$5,489
Newly-created liabilities	3	(890)
Recoveries	—	449
Charges and lease write-offs	(238)	(1,209)

Balance at June 30, 2003	$204	$3,839

3.	INCOME TAXES

The Company recorded income tax expense for the nine months ended June 30, 2003 at an effective rate of 40.4%, which is based on the Company’s anticipated results for the full fiscal year. The Company’s income tax expense differs from the amount computed by applying the statutory rate to income before income taxes due to the impact of permanent differences, such as meals and entertainment expense, and amortization of certain acquired intangibles.

4.	COMMON STOCK OPTION PLAN

During the quarter ended June 30, 2003, Holding, the Company’s parent company, approved the grant of 142,500 options to the employees of the Company at an exercise price equal to the then estimated fair market value of $2.50 per share under the Cooperative Computing Holding Company, Inc. 2000 Stock Option Plan. Holding also approved the grant of 4,500 options to the employees of the Company at an exercise price equal to the then estimated fair market value of $2.50 per share under the Cooperative Computing Holding Company, Inc. 2001 Stock Option Plan.

The Company uses the intrinsic value method in accounting for employee stock options. Because the exercise price of the employee stock options is greater than or equal to the market price of the underlying stock, as determined by Holding’s Board of Directors, on the date of grant, no compensation expense is recognized.

The Company’s pro forma information follows (amounts in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2002	2003	2002	2003
Net income reported	$2,454	$(1,425)	$6,374	$7,773
Pro forma stock-based compensation expense, net of tax	83	53	261	161

Pro forma net income (loss)	$2,371	$(1,478)	$6,113	$7,612

5.	DEBT

On June 27, 2003, the Company issued $157.0 million in Senior Notes, at a discount of $2.1 million, which bear interest at 10.5% per annum, payable semiannually in June and December, and mature in June 2011. With the proceeds from the Senior Notes, the Company repurchased $82.5 million of its Senior Subordinated Notes, repaid its outstanding term loan facility of $33.0 million, issued a $30.0 million dividend to its parent company, and purchased outstanding common stock in Internet Autoparts, Inc. (“IAP”) that was held by the Company’s majority shareholder for $1.8 million. The Company now owns 47.5% of the outstanding common stock in IAP. Additionally, the Company replaced its revolving credit facility with a new revolving credit facility that provides for maximum borrowings of $15.0 million (including letters of credit up to a maximum of $5.0 million) and matures in June 2006. As of June 30, 2003, the Company had no borrowings outstanding on the new revolving credit facility. The new revolving credit facility includes restrictions on certain activities and financial covenant tests, which are no more restrictive than the covenants in the previous revolving credit facility.

6.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). The new statement requires sale-leaseback accounting for those lease modifications that have economic effects similar to sale-leaseback transactions. It also provides new guidance for debt extinguishment transactions that are part of an entity’s recurring operations. SFAS 145 is effective for fiscal years beginning after May 15, 2002. As a result, the Company no longer classifies debt extinguishment transactions as extraordinary items. These costs are now included within other expenses in the statement of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities initiated after December 31, 2002. The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company does not anticipate any material impact from this statement on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, effective for fiscal years ending after December 15, 2002. This statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also requires prominent disclosures about the method of accounting for stock-based employee compensation and its effect on reported results. The Company does not anticipate any material impact from this statement on its financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that the Company recognize the fair value for certain guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002. When the Company determines that a loss is probable, the estimable loss must be recognized as it relates to applicable guarantees and indemnifications. Some of the software licenses granted by the Company contain provisions that indemnify customers of the Company’s software from certain damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company records resulting costs as incurred and historically, such costs have not been material. Accordingly, the Company has not recorded a liability related to these indemnification provisions.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires variable interest entities (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. FIN 46 also requires disclosures about VIE that a company is not required to consolidate but in which it has a significant variable interest. The provisions of this interpretation apply immediately to VIE created after January 31, 2003 and apply to existing VIE in the first fiscal year or interim period beginning after June 15, 2003. The Company is currently assessing the application of FIN 46 as it relates to certain variable interests acquired before January 31, 2003, and any accounting impact will be reported in the fiscal 2003 financial statements. We are continuing to review our variable interests and the outcome of this review will determine whether there is a need to consolidate additional entities.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF Issue No. 00-21 to have a material effect on our consolidated results of operations, financial condition or cash flows.

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

	(in thousands)
	Three Months Ended June 30,		Nine months Ended June 30,
	2002	2003	2002	2003
Systems revenues:
Automotive	$4,123	$4,048	$16,484	$12,956
Hardlines and Lumber	10,285	12,444	29,438	38,640

Total systems revenues:	14,408	16,492	45,922	51,596
Services and finance revenues:
Automotive	24,653	24,361	74,396	73,606
Hardlines and Lumber	15,331	13,970	45,652	43,333

Total services and finance revenues:	39,984	38,331	120,048	116,939
Systems costs of revenues:
Automotive	3,275	3,111	12,053	8,838
Hardlines and Lumber	6,027	6,576	17,433	20,733

Total systems costs of revenues:	9,302	9,687	29,486	29,571
Services and finance cost of revenues:
Automotive	11,492	10,836	34,719	32,350
Hardlines and Lumber	7,628	7,629	21,521	21,571

Total services and finance cost of revenues:	19,120	18,465	56,240	53,921
Sales and marketing:
Automotive	4,025	3,615	12,131	10,501
Hardlines and Lumber	4,540	4,208	13,960	12,859

Total sales and marketing:	8,565	7,823	26,091	23,360
Product development:
Automotive	3,501	3,214	9,903	9,018
Hardlines and Lumber	896	1,113	2,745	3,125

Total product development:	4,397	4,327	12,648	12,143
General and administrative	5,835	7,227	20,073	20,570
Interest expense	(3,310)	(3,248)	(10,874)	(9,778)
Expenses related to debt refinancing	—	(6,045)	—	(6,313)
Other income (expense), net	262	(103)	155	172

Income (loss) before income taxes	$4,125	$(2,102)	$10,713	$13,051

Revenues:
Americas	$52,957	$53,150	$161,941	$163,952
Europe	1,435	1,673	4,029	4,583

Total revenues	$54,392	$54,823	$165,970	$168,535

Assets:
Americas	$180,481	$191,209	$180,481	$191,209
Europe	4,839	4,383	4,839	4,383

	$185,320	$195,592	$185,320	$195,592

8.	GUARANTOR CONSOLIDATION

The Senior Notes are guaranteed by the Company’s existing, wholly-owned domestic subsidiaries Triad Systems Financial Corporation, Triad Data Corporation, CCI/TRIAD Gem, Inc., Triad Systems Corporation and CCI/ARD, Inc. The Company’s other subsidiaries, (the “Non-Guarantors”), are not guaranteeing the Senior Notes.

The following tables set forth consolidating financial information of CCITRIAD, the Guarantors and Non-Guarantors for the balance sheets as of September 30, 2002 and June 30, 2003, the statements of operations for the quarters and nine months ended June 30, 2002 and 2003, and the statements of cash flows for the nine months ended June 30, 2002 and 2003.

CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2002

(in thousands)

	CCITRIAD	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Cooperative Computing, Inc.
ASSETS:
Current assets
Cash and cash equivalents	$(157)	$—	$555	$—	$398
Trade accounts receivable, net of allowance for doubtful accounts	26,555	—	2,458	—	29,013
Inter company receivable	—	49,245	1,110	(50,355)	—
Inventories, net	2,346	—	34	—	2,380
Investment in leases, net	—	2,686	134	—	2,820
Deferred income taxes	8,303	—	—	—	8,303
Prepaid expenses and other current assets	2,273	1,637	212	—	4,122

Total current assets	39,320	53,568	4,503	(50,355)	47,036
Service parts, net	1,646	—	134	—	1,780
Property and equipment, net	6,297	—	183	—	6,480
Long-term investment in leases	—	3,406	1,062	—	4,468
Capitalized computer software costs, net	10,257	—	—	—	10,257
Databases, net	12,094	—	—	—	12,094
Goodwill	87,159	—	—	—	87,159
Investment in subs	45,362	—	671	(46,033)	—
Other assets	15,500	969	44	—	16,513

Total assets	$217,635	$57,943	$6,597	$(96,388)	$185,787

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$7,799	$7	$289	$—	$8,095
Inter company payables	82,103	—	2,055	(84,158)	—
Payroll related accruals	13,327	—	237	—	13,564
Deferred revenue	12,100	296	133	—	12,529
Current portion of long-term debt	8,526	302	—	—	8,828
Accrued income taxes	3,551	—	418	—	3,969
Accrued expenses and other current liabilities	7,714	943	283	—	8,940

Total current liabilities	135,120	1,548	3,415	(84,158)	55,925
Long-term debt, net of discount	128,264	905	—	—	129,169
Deferred income taxes and other liabilities	11,963	4,279	(696)	—	15,546

Total liabilities	275,347	6,732	2,719	(84,158)	200,640
Stockholder’s equity (deficit):
Common stock	—	104	5,485	(5,589)	—
Additional paid-in capital	113,155	6,300	3	(6,303)	113,155
Retained earnings (deficit)	(169,829)	44,807	(1,876)	(338)	(127,236)
Other accumulated comprehensive income:
Cumulative translation adjustment	(1,038)	—	266	—	(772)

Total stockholder’s equity (deficit)	(57,712)	51,211	3,878	(12,230)	(14,853)

Total liabilities and stockholder’s equity (deficit)	$217,635	$57,943	$6,597	$(96,388)	$185,787

CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2003

(in thousands)

	CCITRIAD	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Cooperative Computing, Inc.
ASSETS:
Current assets
Cash and cash equivalents	$4,154	$—	$2,351	$—	$6,505
Trade accounts receivable, net of allowance for doubtful accounts	29,221	—	3,325	—	32,546
Inter company receivable	—	46,648	—	(46,648)	—
Inventories, net	2,526	—	48	—	2,574
Investment in leases, net	—	2,061	160	—	2,221
Deferred income taxes	9,285	—	—	—	9,285
Prepaid income taxes	2,981		(79)		2,902
Prepaid expenses and other current assets	2,159	1,194	155	—	3,508

Total current assets	50,326	49,903	5,960	(46,648)	59,541
Service parts, net	1,259	—	73	—	1,332
Property and equipment, net	6,132	—	161	—	6,293
Long-term investment in leases	—	3,168	687	—	3,855
Capitalized computer software costs, net	8,977	—	—	—	8,977
Databases, net	9,414	—	—	—	9,414
Goodwill	87,159	—	—	—	87,159
Investment in subs	45,362	—	694	(46,056)	—
Other assets	18,461	530	1,850	(1,820)	19,021

Total assets	$227,090	$53,601	$9,425	$(94,524)	$195,592

LIABILITIES AND STOCKHOLDER’S EQUITY(DEFICIT):
Current liabilities:
Accounts payable	$7,326	$13	$117	$—	$7,456
Inter company payables	77,034	—	3,434	(80,468)	—
Payroll related accruals	13,050	—	178	—	13,228
Deferred revenue	14,257	175	457	—	14,889
Current portion of long-term debt	—	315	—	—	315
Accrued income taxes	—	—	—	—	—
Accrued expenses and other current liabilities	6,634	40	215	—	6,889

Total current liabilities	118,301	543	4,401	(80,468)	42,777
Long-term debt, net of discount	172,424	593	—	—	173,017
Deferred income taxes and other liabilities	12,563	4,403	(842)	—	16,124

Total liabilities	303,288	5,539	3,559	(80,468)	231,918
Stockholder’s equity (deficit):
Common stock	—	104	7,305	(7,409)	—
Additional paid-in capital	83,155	6,300	3	(6,303)	83,155
Retained earnings (deficit)	(159,208)	41,658	(1,569)	(344)	(119,463)
Other accumulated comprehensive income:
Cumulative translation adjustment	(145)	—	127	—	(18)

Total stockholder’s equity (deficit)	(76,198)	48,062	5,866	(14,056)	(36,326)

Total liabilities and stockholder’s equity (deficit)	$227,090	$53,601	$9,425	$(94,524)	$195,592

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002

(in thousands)

	CCITRIAD	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Cooperative Computing, Inc.
Revenues:
Systems	$14,005	$—	$405	$(2)	$14,408
Services and finance	37,085	557	2,342	—	39,984

Total revenues	51,090	557	2,747	(2)	54,392
Cost of revenues:
Systems	9,008	—	294	—	9,302
Services and finance	18,183	—	1,432	(495)	19,120

Total cost of revenues	27,191	—	1,726	(495)	28,422

Gross margin	23,899	557	1,021	493	25,970
Operating expenses:
Sales and marketing	7,251	925	389	—	8,565
Product development	4,331	—	66	—	4,397
General and administrative	5,790	2,694	139	(2,788)	5,835

Total operating expenses	17,372	3,619	594	(2,788)	18,797

Operating income	6,527	(3,062)	427	3,281	7,173
Interest expense	(3,275)	(34)	(1)	—	(3,310)
Expenses related to debt refinancing	—	—	—	—	—
Equity loss in affiliate	(175)	—	(25)	—	(200)
Foreign exchange gain (loss)	(44)	—	20	—	(24)
Gain on disposal of assets	211	—	—	—	211
Other income, net	272	—	3	—	275

Income (loss) before income taxes	3,516	(3,096)	424	3,281	4,125
Income tax expense	1,535	—	136	—	1,671

Net income (loss)	$1,981	$(3,096)	$288	$3,281	$2,454

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003

(in thousands)

	CCITRIAD	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Cooperative Computing, Inc.
Revenues:
Systems	$15,941	$—	$551	$—	$16,492
Services and finance	35,561	347	2,423	—	38,331

Total revenues	51,502	347	2,974	—	54,823
Cost of revenues:
Systems	9,390	—	297	—	9,687
Services and finance	17,637	—	1,292	(464)	18,465

Total cost of revenues	27,027	—	1,589	(464)	28,152

Gross margin	24,475	347	1,385	464	26,671
Operating expenses:
Sales and marketing	8,299	(901)	425	—	7,823
Product development	4,234	—	93	—	4,327
General and administrative	7,147	1,710	349	(1,979)	7,227

Total operating expenses	19,680	809	867	(1,979)	19,377

Operating income	4,795	(462)	518	2,443	7,294
Interest expense	(3,231)	(24)	7	—	(3,248)
Expenses related to debt refinancing	(6,045)	—	—	—	(6,045)
Equity loss in affiliate	(267)	—	—	—	(267)
Foreign exchange gain (loss)	(6)	—	(20)	—	(26)
Gain on disposal of assets	—	—	—	—	—
Other income, net	190	—	—	—	190

Income (loss) before income taxes	(4,564)	(486)	505	2,443	(2,102)
Income tax expense (benefit)	(898)	—	221	—	(677)

Net income (loss)	$(3,666)	$(486)	$284	$2,443	$(1,425)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2002

(in thousands)

	CCITRIAD	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Cooperative Computing, Inc.
Revenues:
Systems	$44,683	$—	$1,241	$(2)	$45,922
Services and finance	111,362	1,852	6,834	—	120,048

Total revenues	156,045	1,852	8,075	(2)	165,970
Cost of revenues:
Systems	28,635	—	851	—	29,486
Services and finance	53,325	—	4,288	(1,373)	56,240

Total cost of revenues	81,960	—	5,139	(1,373)	85,726

Gross margin	74,085	1,852	2,936	1,371	80,244
Operating expenses:
Sales and marketing	22,548	2,775	768	—	26,091
Product development	12,437	—	211	—	12,648
General and administrative	19,305	8,068	1,063	(8,363)	20,073

Total operating expenses	54,290	10,843	2,042	(8,363)	58,812

Operating income	19,795	(8,991)	894	9,734	21,432
Interest expense	(10,739)	(110)	(25)	—	(10,874)
Expenses related to debt refinancing	—	—	—	—	—
Equity loss in affiliate	(600)	—	—	—	(600)
Foreign exchange gain (loss)	(107)	—	(15)	—	(122)
Gain on disposal of assets	211	—	—	—	211
Other income, net	619	—	47	—	666

Income (loss) before income taxes	9,179	(9,101)	901	9,734	10,713
Income tax expense	3,994	—	345	—	4,339

Net income (loss)	$5,185	$(9,101)	$556	$9,734	$6,374

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2003

(in thousands)

	CCITRIAD	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Cooperative Computing, Inc.
Revenues:
Systems	$50,286	$—	$1,310	$—	$51,596
Services and finance	108,445	1,223	7,271	—	116,939

Total revenues	158,731	1,223	8,581	—	168,535
Cost of revenues:
Systems	28,790	—	781	—	29,571
Services and finance	50,924	—	4,383	(1,386)	53,921

Total cost of revenues	79,714	—	5,164	(1,386)	83,492

Gross margin	79,017	1,223	3,417	1,386	85,043
Operating expenses:
Sales and marketing	23,114	(829)	1,075	—	23,360
Product development	11,876	—	267	—	12,143
General and administrative	9,651	5,122	1,078	4,719	20,570

Total operating expenses	44,641	4,293	2,420	4,719	56,073

Operating income	34,376	(3,070)	997	(3,333)	28,970
Interest expense	(9,701)	(79)	2	—	(9,778)
Expenses related to debt refinancing	(6,313)	—	—	—	(6,313)
Equity loss in affiliate	(208)	—	—	—	(208)
Foreign exchange gain (loss)	13	—	(26)	—	(13)
Gain on disposal of assets	—	—	—	—	—
Other income, net	372	—	21	—	393

Income (loss) before income taxes	18,539	(3,149)	994	(3,333)	13,051
Income tax expense	4,600	—	678	—	5,278

Net income (loss)	$13,939	$(3,149)	$316	$(3,333)	$7,773

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 30, 2002

(in thousands)

	CCITRIAD	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Cooperative Computing, Inc.
OPERATING ACTIVITIES
Net income	$5,185	$(9,101)	$556	$9,734	$6,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,221	—	80	—	5,301
Amortization	9,343	—	—	—	9,343
Deferred income taxes	2,529	—	(29)	—	2,500
Equity loss in affiliate	600	—	—	—	600
Equity gain from partnerships	(209)	—	79	—	(130)
Write off of prior debt issuance costs	—	—	—	—	—
Lease loss provision	—	2,635	—	—	2,635
Provision for doubtful accounts	7,890	—	126	—	8,016
Gain on sale of assets	(211)	—	—	—	(211)
Other, net	690	—	(41)	—	649
Changes in assets and liabilities:
Trade accounts receivable	(1,973)	—	9	—	(1,964)
Inventories	(566)	—	192	—	(374)
Investment in leases	—	1,383	578	—	1,961
Prepaid expenses and other assets	32	1,926	15	—	1,973
Inter company transactions	5,728	5,221	(1,215)	(9,734)	—
Accounts payable	(607)	(126)	(173)	—	(906)
Deferred revenue	597	(56)	(169)	—	372
Accrued expenses and other current liabilities	3,709	(1,611)	(34)	—	2,064

Net cash provided by operating activities	37,958	271	(26)	—	38,203
INVESTING ACTIVITIES
Purchase of property and equipment	(2,988)	—	(9)	—	(2,997)
Property and equipment sale proceeds	874	—	—	—	874
Capitalized computer software costs and databases	(5,279)	—	—	—	(5,279)
Purchase of service parts	(975)	—	(176)	—	(1,151)
Equity distributions from partnerships	100	—	—	—	100
Acquisition of other assets	—	—	—	—	—

Net cash used in investing activities	(8,268)	—	(185)	—	(8,453)
FINANCING ACTIVITIES
Proceeds from debt facility	1,500	—	—	—	1,500
Proceeds from long term debt	—	—	—	—	—
Debt issuance costs	—	—	—	—	—
Payment on debt facility	(33,451)	—	—	—	(33,451)
Payment on long-term debt	(479)	(271)	—	—	(750)
Dividend to parent	—	—	—	—	—

Net cash used in financing activities	(32,430)	(271)	—	—	(32,701)

Net increase (decrease) in cash and cash equivalents	(2,740)	—	(211)	—	(2,951)
Cash and cash equivalents, beginning of period	2,888	—	1,009	—	3,897

Cash and cash equivalents, end of period	$148	$—	$798	$—	$946

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 30, 2003

(in thousands)

	CCITRIAD	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Cooperative Computing, Inc.
OPERATING ACTIVITIES
Net income	$13,939	$(3,149)	$316	$(3,333)	$7,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,502	—	101	—	4,603
Amortization	11,131	—	—	—	11,131
Deferred income taxes	(518)	—	(130)	—	(648)
Equity loss in affiliate	208	—	—	—	208
Equity gain from partnerships	(192)	—	(14)	—	(206)
Write off of prior debt issuance costs	4,063	—	—	—	4,063
Lease loss provision	—	(900)	—	—	(900)
Provision for doubtful accounts	4,388	—	122	—	4,510
Gain on sale of assets	—	—	—	—	—
Other, net	916	—	(166)	—	750
Changes in assets and liabilities:
Trade accounts receivable	(7,054)	—	(989)	—	(8,043)
Inventories	(180)	—	(14)	—	(194)
Investment in leases	—	1,763	349	—	2,112
Prepaid expenses and other assets	(2,081)	882	164	—	(1,035)
Inter company transactions	(8,396)	2,597	2,466	3,333	—
Accounts payable	(473)	6	(172)	—	(639)
Deferred revenue	2,157	(121)	324	—	2,360
Accrued expenses and other current liabilities	(4,772)	(779)	(561)	—	(6,112)

Net cash provided by operating activities	17,638	299	1,796	—	19,733

INVESTING ACTIVITIES
Purchase of property and equipment	(2,636)	—	—	—	(2,636)
Property and equipment sale proceeds	—	—	—	—	—
Capitalized computer software costs and databases	(5,616)	—	—	—	(5,616)
Purchase of service parts	(1,079)	—	—	—	(1,079)
Equity distributions from partnerships	82	—	—	—	82
Acquisition of other assets	(2,203)	—	—	—	(2,203)

Net cash used in investing activities	(11,452)	—	—	—	(11,452)

FINANCING ACTIVITIES
Proceeds from debt facility	1,210	—	—	—	1,210
Proceeds from long term debt	154,946	—	—	—	154,946
Debt issuance costs	(7,509)	—	—	—	(7,509)
Payment on debt facility	(38,297)	—	—	—	(38,297)
Payment on long-term debt	(82,225)	(299)	—	—	(82,524)
Dividend to parent	(30,000)	—	—	—	(30,000)

Net cash used in financing activities	(1,875)	(299)	—	—	(2,174)

Net increase (decrease) in cash and cash equivalents	4,311	—	1,796	—	6,107
Cash and cash equivalents, beginning of period	(157)	—	555	—	398

Cash and cash equivalents, end of period	$4,154	$—	$2,351	$—	$6,505

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited historical consolidated financial statements and notes thereto, which are included elsewhere herein.

General

We are a leading provider of enterprise resource planning (“ERP”) systems and information services for the automotive aftermarket and hardlines and lumber industries. Our systems and services are designed to improve the operating efficiency and profitability of manufacturers, distributors, retailers, and service providers through enhanced inventory management and database information. Our systems and services enable users to conduct computerized identification, location and selection of parts, to manage inventory and to obtain sales history and point-of-sale information. Our systems offerings are enhanced by extensive information services featuring database products and by customer support and maintenance services. The automotive parts aftermarket industry consists of the manufacturing, distribution, sale and installation of both new and remanufactured parts used in the maintenance and repair of automobiles and light trucks. This market is the 11th largest industry in the United States, is believed to have generated approximately $185 billion in sales in 2002 and accounted for approximately 3% of all jobs in the United States. The hardlines and lumber industry consists of the sale of products for residential and commercial building construction, maintenance and repair, lawn and garden, and agribusiness. We estimate that this industry, comprised primarily of hardware retailers, home centers, lumber and building materials suppliers, agribusiness retailers, lawn and garden retailers and paint retailers, generated approximately $200 billion in revenues in 2002.

Our Automotive group develops, implements and supports industry leading technical solutions for automotive manufacturers, wholesalers, retailers, service chains and service dealers in both North America and Europe. This market has several characteristics that drive significant inventory management challenges for its participants. We provide systems and services that address these challenges and help our customers compete effectively.

Our Hardlines and Lumber group provides enterprise management systems and services to the hardlines, lumber and building materials, agribusiness, lawn and garden, and commercial and industrial markets. The hardlines and lumber industry has been driven by several major market participants which have expanded their business throughout the United States by providing products and services using a mass merchandising format. In this environment, the other retailers and wholesalers, which include over 60,000 stores in our target market, have been required to upgrade or replace their existing systems in order to reduce costs to improve service levels to maintain their market positions.

Historical Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months ended June 30, 2002

Revenues for the three months ended June 30, 2003 were $54.8 million, an increase of $0.4 million, or 1%, from the $54.4 million recorded in the prior year’s third quarter. Automotive group revenues for the period were $28.4 million, a decrease of $0.4 million, or 1%, as compared to the quarter ended June 30, 2002, primarily due to a decrease in services and finance revenues. The Hardlines and Lumber group’s revenues were $26.4 million for the three months ended June 30, 2003, an increase of $0.8 million, or 3%, from the $25.6 million recorded in the prior year’s third quarter, primarily due to an increase in systems revenues, offset by a decrease in services and finance revenues.

Systems revenues for the three months ended June 30, 2003 were $16.5 million, compared to $14.4 million for the three months ended June 30, 2002, an increase of $2.1 million, or 14%. Systems revenues for the Automotive group for the three months ended June 30, 2003 was consistent with the prior year. Systems revenues for the Hardlines and Lumber group for the three months ended June 30, 2003 increased $2.2 million to $12.4 million, or 21%, as compared to the three months ended June 30, 2002. The revenue increase was largely due to an increase of sales of add-on products to existing customers and an increase in sales of large systems.

Services and finance revenues were $38.3 million for the three months ended June 30, 2003, compared to $40.0 million for the three months ended June 30, 2002, a decrease of $1.7 million, or 4%. For the three months ended June 30, 2003, services and finance revenues for the Automotive group decreased $0.3 million, or 1%, to $24.3 million. The Automotive group’s revenue decrease was predominantly due to lower customer support revenues. In the three months ended June 30, 2003, the Hardlines and Lumber group’s services and finance revenues decreased $1.4 million, or 9%, to $14.0 million, as compared to the three months ended June 30, 2002. The decrease was primarily due to lower information product sales to manufacturers as a result of a termination of certain primary sources of point of sale data. We do not expect to be able to replace this point of sale data.

Cost of revenues was $28.1 million for the three months ended June 30, 2003, compared to $28.4 million for the three months ended June 30, 2002, a decrease of $0.3 million, or 1%. For the three months ended June 30, 2003, cost of revenues for the Automotive group decreased $0.9 million, or 6%, to $13.9 million. For the quarter ended June 30, 2003, cost of revenues for the Hardlines and Lumber group increased $0.6 million, or 4%, to $14.2 million, as compared to the three months ended June 30, 2002. Cost of revenue as a percentage of revenues was 51% and 52% for the three months ended June 30, 2003 and 2002, respectively.

Cost of systems revenue was $9.7 million for the three months ended June 30, 2003, compared to $9.3 million for the three months ended June 30, 2002, an increase of $0.4 million, or 4%. Cost of systems revenues for the Automotive group for the three months ended June 30, 2003 decreased $0.2 million, or 5%, to $3.1 million compared to the three months ended June 30, 2002. The decrease in cost of systems revenues was mainly due to lower personnel costs. Cost of systems revenues as a percentage of systems revenues for the Automotive group was 77% and 79% for the three months ended June 30, 2003 and 2002, respectively. The decreased cost percentage was principally due to a more profitable systems mix being sold in the quarter ended June 30, 2003. Cost of systems revenues for the Hardlines and Lumber group for the three months ended June 30, 2003 increased $0.6 million to $6.6 million compared to the three months ended June 30, 2002, an increase of 9%. The increase in cost of systems revenue was mostly due to the increase in systems sales. Cost of systems revenue as a percentage of systems for the Hardlines and Lumber group was 53% and 59% for the three months ended June 30, 2003 and 2002, respectively. The decreased cost percentage was primarily due to a more profitable product mix sold in the quarter ended June 30, 2003.

Cost of revenues for services and finance was $18.4 million for the three months ended June 30, 2003, compared to $19.1 million for the three months ended June 30, 2002, a decrease of $0.7 million, or 3%. Cost of revenues for services and finance for the Automotive group for the three months ended June 30, 2003 decreased $0.7 million, or 6%, to $10.8 million, compared to the three months ended June 30, 2002. Cost of revenues for services and finance for the Automotive group was down largely due to lower database amortization expense and to lower bad debt expense this year. As a percentage of automotive services revenues, cost of revenues for services and finance for the Automotive group was 44% and 47% for the three months ended June 30, 2003 and 2002, respectively. The percentage fluctuations are primarily due to the mix of products sold. Cost of revenues for services and finance for the Hardlines and Lumber group for the three months ended June 30, 2003 remained constant at $7.6 million, compared to the three months ended June 30, 2002. As a percentage of Hardlines and Lumber group services revenues, cost of revenues for services and finance for the Hardlines and Lumber group was 55% and 50% for the three months ended June 30, 2003 and 2002, respectively.

Sales and marketing expense for the three months ended June 30, 2003 decreased $0.7 million, or 9%, to $7.8 million, as compared to the three months ended June 30, 2002. Sales and marketing expense for the Automotive group for the three months ended June 30, 2003 decreased $0.4 million, or 10%, to $3.6 million, as compared to the three months ended June 30, 2002. As a percentage of automotive revenue, sales and marketing expense for the Automotive group was 13% and 14% for the three months ended June 30, 2003 and 2002, respectively. Sales and marketing expense for the Hardlines and Lumber group for the three months ended June 30, 2003 decreased $0.3 million to $4.2 million, as compared to the three months ended June 30, 2002. As a percentage of Hardlines and Lumber group revenue, sales and marketing expense for the Hardlines and Lumber group was 16% and 18% for the three months ended June 30, 2003 and 2002, respectively. The decrease in the sales and marketing expense for the Automotive group and the Hardlines and Lumber group was mainly related to lower bad debt expense resulting from the outsourcing of lease activity.

Product development expenses for the three months ended June 30, 2003 decreased $0.1 million, or 2%, to $4.3 million, as compared to the three months ended June 30, 2002. As a percentage of revenue, product development expense remained unchanged at 8% for the three months ended June 30, 2003 and June 30, 2002, respectively. Product development expenses for the Automotive group for the three months ended June 30, 2003 decreased $0.3 million, or 8%, to $3.2 million. The decrease was principally due to a greater amount of capitalized software in the current year, due to certain projects being expensed in the prior year. As a percentage of Automotive group revenue, product development expenses for the Automotive group was 11% and 12% for the three months ended June 30, 2003 and 2002, respectively. Product development expenses for the Hardlines and Lumber group for the three months ended June 30, 2003 increased $0.2 million, or 24%, to $1.1 million for the three months ended June 30, 2003. The increase was mainly due to a lower amount of capitalized software in the period ended June 30, 2003, as compared to the same quarter in the prior year. As a percentage of Hardlines and Lumber group revenue, product development expense for the Hardlines and Lumber group was 4% and 3% for the three months ended June 30, 2003 and 2002.

General and administrative expense for the three months ended June 30, 2003 was $7.2 million, an increase of $1.4 million, or 24%, as compared to the three months ended June 30, 2002. The increase was largely due to a credit related to facility expense in the three months ended June 30, 2002, increased expense related to an ERP implementation and increased bonus accruals in line with the Company’s performance. As a percentage of revenues, general and administrative expense was 13% and 11% for the three months ended June 30, 2003 and 2002, respectively.

Interest expense for the three months ended June 30, 2003 and 2002 remained unchanged at $3.3 million.

Expenses related to debt refinancing of $6.0 million for the three months ended June 30, 2003 relates to the write-off of $3.7 million of debt issuance costs incurred from the prior issuance of debt which was repaid in June 2003, and $2.3 million of consent fees paid to the holders of the Senior Subordinated Notes for the tendering of such notes. See “Liquidity and Capital Resources.”

As a result of the above factors, the Company realized a net loss of $1.4 million for the three months ended June 30, 2003, compared to net income of $2.5 million for the three months ended June 30, 2002, a decrease of $3.9 million.

Nine months Ended June 30, 2003 Compared to Nine months Ended June 30, 2002

Revenues for the nine months ended June 30, 2003 were $168.5 million, compared to $166.0 million for the nine months ended June 30, 2002, an increase of $2.5 million, or 2%. For the nine months ended June 30, 2003, revenues for the Automotive group decreased $4.4 million, or 5%, to $86.5 million, as compared to the nine months ended June 30, 2002. For the nine months ended June 30, 2003, revenues for the Hardlines and Lumber group increased $6.9 million, or 9%, to $82.0 million, as compared to the nine months ended June 30, 2002.

Systems revenues for the nine months ended June 30, 2003 were $51.6 million, compared to $45.9 million for the nine months ended June 30, 2002, an increase of $5.7 million, or 12%. Systems revenues for the Automotive group for the nine months ended June 30, 2003 decreased $3.5 million, or 21%, to $13.0 million, as compared to the nine months ended June 30, 2002. This decrease was mainly due to a higher number of customer upgrades in the previous year. Systems revenues for the Hardlines and Lumber group for the nine months ended June 30, 2003 increased $9.2 million, or 31%, to $38.6 million as compared to the nine months ended June 30, 2002, principally due to completion of contract development work, an increase in sales of add-on products to existing customers, and an increase in sales of large systems.

Services and finance revenues were $116.9 million for the nine months ended June 30, 2003, compared to $120.0 million for the nine months ended June 30, 2002, a decrease of $3.1 million, or 3%. Services and finance revenues for the Automotive group for the nine months ended June 30, 2003 decreased $0.8 million, or 1%, to $73.6 million, as compared to the nine months ended June 30, 2002. The decrease in automotive services and finance revenues was mainly due to lower customer support revenues. Services and finance revenues for the Hardlines and Lumber group for the nine months ended June 30, 2003 decreased $2.3 million, or 5%, to $43.3 million, as compared to the nine months ended June 30, 2002. This decrease was primarily due to lower information product sales to manufacturers as a result of a termination of certain primary sources of point of sale data . We do not expect to be able to replace this point of sale data.

Cost of revenues was $83.5 million for the nine months ended June 30, 2003, compared to $85.7 million for the nine months ended June 30, 2002, a decrease of $2.2 million, or 3%. For the nine months ended June 30, 2003, cost of revenues for the Automotive group decreased $5.6 million, or 12%, to $41.2 million, as compared to the nine months ended June 30, 2002. For the nine months ended June 30, 2003, cost of revenues for the Hardlines and Lumber group increased $3.4 million, or 9%, to $42.3 million, as compared to the nine months ended June 30, 2002. Cost of revenues as a percentage of revenues was 50% and 52% for the nine months ended June 30, 2003 and 2002, respectively.

Cost of systems revenues was $29.6 million for the nine months ended June 30, 2003, compared to $29.5 million for the nine months ended June 30, 2002, an increase of $0.1 million, or less than 1%. Cost of systems revenues for the Automotive group for the nine months ended June 30, 2003 decreased $3.2 million, or 27%, to $8.9 million, as compared to the nine months ended June 30, 2002. The decrease was largely due to the decrease in systems sales. Cost of systems revenues as a percentage of systems revenues for the Automotive group was 68% and 73% for the nine months ended June 30, 2003 and 2002, respectively. Cost of systems revenues for the Hardlines and Lumber group for the nine months ended June 30, 2003 was $20.7 million, compared to $17.4 million for the nine months ended June 30, 2002, an increase of $3.3 million, or 19%. The increase in cost of systems revenue was predominantly due to the increase in system sales. The cost of systems revenues as a percentage of systems revenues for the Hardlines and Lumber group was 54% and 59% for the nine months ended June 30, 2003 and 2002, respectively. The changes in cost percentages for both the automotive and the Hardlines and Lumber groups were chiefly due to a more profitable product mix sold in the period ended June 30, 2003.

Cost of revenues for services and finance was $53.9 million for the nine months ended June 30, 2003, compared to $56.2 million for the nine months ended June 30, 2002, a decrease of $2.3 million, or 4%. Cost of revenues for services and finance for the Automotive group for the nine months ended June 30, 2003 decreased $2.4 million, or 7%, to $32.3 million, compared to the nine months ended June 30, 2002. Cost of revenues of services and finance for the Automotive group decreased mainly due to greater database capitalization and lower bad debt expense. Cost of revenues of services and finance for the Hardlines and Lumber group for the nine months ended June 30, 2003 increased $0.1 million, or less than 1%, to $21.6 million, compared to the nine months ended June 30, 2002. Cost of revenues of services and finance for the Hardlines and Lumber group increased mainly due to lower database capitalization. As a percentage of services revenues, cost of revenues for services and finance for the Automotive group was 44% and 47% for the nine months ended June 30, 2003 and 2002, respectively. As a percentage of services revenues, cost of revenues for services and finance for the Hardlines and Lumber group was 50% and 47% for the nine months ended June 30, 2003 and 2002, respectively.

Sales and marketing expense for the nine months ended June 30, 2003 decreased $2.7 million, or 10%, to $23.4 million, as compared to the nine months ended June 30, 2002. Sales and marketing expense for the Automotive group for the nine months ended June 30, 2003 decreased $1.6 million, or 13%, to $10.5 million, as compared to the nine months ended June 30, 2002. As a percentage of automotive revenue, sales and marketing expense for the Automotive group was 12% and 13% for the nine months ended June 30, 2003 and 2002, respectively. The decrease in automotive sales and marketing expense was related principally to lower bad debt expense resulting from the outsourcing of lease activity. Sales and marketing expense for the Hardlines and Lumber group for the nine months ended June 30, 2003 decreased $1.1 million, or 8%, to $12.9 million, as compared to the nine months ended June 30, 2002. The decrease in sales and marketing expense in the Hardlines and Lumber group was related primarily to lower bad debt expense resulting from the outsourcing of lease activity. As a percentage of Hardlines and Lumber group revenue, sales and marketing expense for the Hardlines and Lumber group was 16% and 19% for the nine months ended June 30, 2003 and 2002.

Product development expenses for the nine months ended June 30, 2003 decreased $0.5 million to $12.1 million, as compared to the nine months ended June 30, 2002. Product development expenses for the Automotive group for the nine months ended June 30, 2003 decreased $0.9 million, or 9%, to $9.0 million. The decrease was largely due to greater software capitalization, due to certain projects being expensed in the prior year. As a percentage of Automotive group revenue, product development expenses for the Automotive group were 10% and 11% for the nine months ended June 30, 2003 and 2002, respectively. Product development expenses for the Hardlines and Lumber group for the nine months ended June 30, 2003 increased $0.4 million, or 14%, to $3.1 million. The increase was predominantly due to less software capitalized in the nine months ended June 30, 2003. As a percentage of Hardlines and Lumber group revenue, product development expenses for the Hardlines and Lumber group remained constant at 4% for the nine months ended June 30, 2003 and 2002.

General and administrative expense for the nine months ended June 30, 2003 increased $0.5 million, or 2%, to $20.6 million, as compared to the nine months ended June 30, 2002. As a percentage of revenues, general and administrative expense remained constant at 12% for the nine months ended June 30, 2003 and 2002, respectively. The increase was chiefly due to higher personnel costs.

Interest expense for the nine months ended June 30, 2003 was $9.8 million compared to $10.9 million for the nine months ended June 30, 2002, a decrease of $1.1 million, or 10%. The decrease was due primarily due to a lower debt balance during the nine months ended June 30, 2003. See “Liquidity and Capital Resources.”

Expenses related to debt refinancing of $6.3 million for the nine months ended June 30, 2003 related to the write-off of $0.3 million and $3.7 million of debt issuance cost incurred for the prior issuance of debt which was repaid in December 2002 and June 2003, respectively, and $2.3 million of consent fee paid to the holders of the Senior Subordinated Notes for the tendering of such Notes.

As a result of the above factors, the Company realized net income of $7.8 million for the nine months ended June 30, 2003, compared to net income of $6.4 million for the nine months ended June 30, 2002, an improvement of $1.4 million, or 22%.

Liquidity and Capital Resources

On June 27, 2003, the Company issued $157.0 million in Senior Notes, at a discount of $2.1 million, which bear interest at 10.5% per annum, payable semiannually in June and December, and mature in June 2011. With the proceeds from the Senior Notes, the Company repurchased $82.5 million of its Senior Subordinated Notes, repaid its outstanding term loan facility of $33.0 million, issued a $30.0 million dividend to its parent company, and purchased outstanding common stock in Internet Autoparts, Inc. (“IAP”) that was held by the Company’s majority shareholder for $1.8 million. The Company now owns 47.5% of the outstanding common stock in IAP. The Company engaged Houlihan, Lokey, Howard, & Zukin, financial advisors, to provide an opinion with respect to the $30 million dividend. The Company’s parent used the dividend proceeds to repurchase the common stock held by Glenn and Preston Staats. Additionally, the Company replaced its revolving credit facility with a new revolving credit facility that provides for maximum borrowings of $15.0 million (including letters of credit up to a maximum of $5.0 million) and matures in June 2006. The new revolving credit facility includes restrictions on certain activities and financial covenant tests.

As of June 30, 2003, the Company had $173.3 million in outstanding indebtedness, an increase of $35.3 million from September 30, 2002. The Company’s outstanding indebtedness at June 30, 2003 included no borrowings on the Company’s $15.0 million senior secured revolving credit facility, $17.4 million on the Senior Subordinated Notes, and $155.0 million on the Senior Notes. The remaining $0.9 million was related to lease financing and the debt matures in varying amounts over the next four years. The new revolving credit facility bears interest at floating rates; therefore, the Company’s financial condition could be affected by changes in prevailing rates.

The Company’s new credit agreement imposes certain restrictions on the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. Under the Company’s Third Amended and Restated

Credit Agreement, the Company is obligated to meet certain tests relating to certain financial amounts and ratios defined in the new credit agreement. At June 30, 2003, the Company was in compliance with these covenants.

In addition to servicing its debt obligations, the Company requires substantial liquidity for capital expenditures and working capital needs. At June 30, 2003, working capital was $16.8 million compared to $(8.9) million at September 30, 2002. The increase in working capital primarily relates to the refinancing of the current long term debt and to an increase in cash and cash equivalents due to increased sales and profitability. For the nine months ended June 30, 2003, the Company’s capital expenditures were $9.3 million, including $5.6 million for capitalized computer software and database costs.

The Company believes that cash flows from operations, together with the amounts available under its new credit agreement, will be sufficient to fund its working capital and debt service requirements for the foreseeable future. The Company’s ability to meet its working capital and debt service requirements, however, is subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control. If the Company is not able to meet such requirements, it may be required to seek additional financing. There can be no assurance that the Company will be able to obtain financing from other sources on terms acceptable to the Company, if at all.

Contractual Obligations and Commercial Commitments

Due to the impact of the new credit facility on the Company’s contractual obligations, the contractual obligations table has been revised as of June 30, 2003. The following table summarizes the Company’s contractual obligations and payments due by fiscal period following June 30, 2003 (in thousands):

	Payment Due or Expiration by Fiscal Year
	Total	2003(1)	2004-5	2006-7	2008+
Debt:
Senior notes	$154,949	$—	$—	$—	$154,949
Senior subordinated notes	17,475	—	—	—	17,475
Revolving credit facility	—	—	—	—	—
Other (2)	908	102	621	185	—

Total debt	173,332	102	621	185	172,424
Other lease financing obligations (2)	2,967	353	2,601	13	—
Operating leases	21,121	1,247	8,746	4,672	6,456

Total	$197,420	$1,702	$11,968	$4,870	$178,880

(1) Fiscal 2003 represents the three months following June 30, 2003.

(2) These obligations will be funded by amounts received from lessees party to these lease agreements. Furthermore, the Company’s recourse obligation is limited to a percentage of the aggregate initial financing proceeds.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002. There have been no material changes in the quarter ended June 30, 2003.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Principal Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report on Form 10-Q. Additionally, the internal controls were evaluated in conjunction with the year-end audit and no material weaknesses were identified. Based on those evaluations, the Company’s management, including the CEO, CFO, and Audit Committee, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

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

The Company was a defendant in a lawsuit filed in the United States District Court for the Western District of Texas by former director Preston Staats. The suit alleged that Mr. Staats was constructively terminated by the Company in violation of the Age Discrimination in Employment Act and that such alleged termination was a breach of contract. The dispute was settled and the lawsuit was dismissed with prejudice as part of a Securities Repurchase Agreement between Mr. Staats, the Company, and Holding, in which Holding repurchased stock owned by Mr. Staats for $1.875 per share. The Company did not pay any separate financial compensation to Mr. Staats as part of this settlement.

Item 2.	Changes in Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

4.3	Supplemental to Indenture dated as of February 28, 1998, as amended, dated as of June 27, 2003, between the Company and Wells Fargo Bank Minnesota, N.A. (1)
4.4	Indenture, dated as of June 27, 2003, between the Company, the Guarantors and Wells Fargo Bank Minnesota, N.A. (1)
10.41	Third Amended and Restated Credit Agreement among the Company, Holding, the several lenders and parties thereto and JPMorgan Chase Bank. (1)
10.42	Stock Purchase Agreement, dated as of June 27, 2003, among the Company, Hicks, Muse, Tate & Furst Equity Fund III, L.P. and HM3 Coinvestors, L.P. (1)
10.43	Securities Repurchase Agreement, dated as of June 5, 2003 among Holding, the Company, Glenn E. Staats, Preston W. Staats, Jr., Hicks, Muse, Tate & Furst Equity Fund III, L.P., HM3 Coinvestors, L.P, Hicks, Muse, Tate and Furst Incorporated and HMTF Operating, L.P. (1)
10.44	Purchase Agreement dated June 13, 2003, between the Company and JPMorgan Securities Inc. *
10.45	Exchange and Registration Rights Agreement dated as of June 27, 2003, between the Company and JPMorgan Securities Inc. *
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael A. Aviles.*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Greg Petersen.*
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael A. Aviles.*
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Greg Petersen.*

* Filed herewith

(1) Incorporated by reference to Registrants’ Form 8-K filed on July 2, 2003.

(b)	Reports on Form 8-K

The Company filed Form 8-K on May 30, 2003, its press release announcing its plan to offer $175 million of senior notes due 2011, and its intention to launch a tender offer for any and all of its $100 million outstanding 9% senior subordinated notes due 2008. No financial statements were filed with this Form 8-K.

The Company filed Form 8-K on June 5, 2003, its press release announcing it had commenced a tender offer for any and all of its $100 million outstanding 9% senior subordinated notes due 2008 and related consent solicitation. No financial statements were filed with this Form 8-K.

The Company filed Form 8-K on June 25, 2003, its press release announcing an amendment to the tender offer for any and all of its $100 million outstanding 9% senior subordinated notes due 2008 and related consent solicitation. No financial statements were filed with this Form 8-K.

The Company filed Form 8-K on July 2, 2003, its press release announcing the completion of its offering of $157 million senior notes and its tender offer and consent solicitation for senior subordinated notes. The Supplemental Indenture, Indenture, Third Amended and Restated Credit Agreement, Stock Purchase Agreement, and Securities Repurchase Agreement were attached as exhibits to the Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August 2003.

COOPERATIVE COMPUTING, INC.

By:	/s/ GREG PETERSEN
Greg Petersen Senior Vice President, Finance and Administration