Form 10-K
period 2003-09-30
ACTIVANT SOLUTIONS INC /DE/
filed 2003-12-17
CIK 1059103

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-49389

Activant Solutions Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-2160013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

804 Las Cimas Parkway Austin, Texas	78746
(Address of principal executive offices)	(Zip Code)

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

No established published trading market exists for the Common Stock, par value $0.01 per share, of Activant Solutions Inc. All of the outstanding shares of Common Stock, par value $0.01 per share, of Activant Solutions Inc., are held by Activant Solutions Holdings Inc.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 17, 2003
Common Stock	1,000 shares

FORWARD-LOOKING STATEMENTS

Information set forth in this annual report on form 10-K regarding expected or possible future events, including statements of the plans and objectives of management for future growth, operations, products and services and statements relating to future economic performance, is forward-looking and subject to risks and uncertainties. For those statements, the company claims the protection of the safe harbor for forward-looking statements provided for by section 21E of the securities exchange act of 1934, as amended. such forward-looking statements are based on estimates and assumptions made by management of the company, which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include the following: (1) loss or obsolescence of the proprietary technology in which the Company depends; (2) changes in the markets in which the Company competes including the manner in which autoparts or hardware and lumber are sourced, sold, distributed or inventoried, and changes in economic conditions in these markets generally; (3) claims by third parties that the Company is infringing on their intellectual property rights; (4) loss of the Company’s executive officers and other key personnel; (5) increased competition or failure to effectively compete; (6) loss of key customers or increase in attrition rates with respect to revenue management views as recurring; (7) manufacturing defects or errors in the Company’s software; (8) prolonged unfavorable general economic and market conditions; (9) failure to recoup the cost of investment in new businesses into which the Company may expend and (10) increases in the company’s cost of borrowings or unavailability of additional debt or equity capital. Many of such factors will be beyond the control of the company and its management. In addition, other factors that could affect the future results of the company and could cause those results to differ materially from those expressed in the forward-looking statements are discussed at greater length under item 1. “Business” and item 7. “management’s discussion and analysis of financial condition and results of operations” and appear elsewhere in this annual report. These risks, uncertainties and other factors should not be construed as exhaustive, and the company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

USE OF TRADEMARKS AND TRADENAMES

Several trademarks and tradenames appear in this Annual Report on Form 10-K. Automotive Aftermarket Information Highway, J-CON, A-DIS, ServiceExpert EZ, Service Estimator II, Series 12, The Paperless Warehouse, InterChange, Telepricing, VISTA, are federally registered trademarks of the Company. Other trademarks of the Company include Activant’s Prism, Activant’s Ultimate, AConneX, Eclipse, Activant’s Eagle, Activant’s Eagle system for Windows, LaborExpert, Service intervals, Tire by size, ePartInsight, ePartExpert, LOADSTAR, Activant’s CSD, Activant’s Falcon, Inet, IDW, IDX, and Activant’s Gemini. Other trademarks and tradenames are used in this Annual Report on Form 10-K that identify other entities claiming the marks and names of their products. The Company disclaims proprietary interest in such marks and names of others. References herein to AutoZone, Discount Auto Parts, O’Reilly, Reynolds and Reynolds, Automatic Data Processing, Universal Computer Systems, Home Depot, Lowe’s, and Sears mean, respectively, AutoZone, Inc., Discount Auto Parts, CSK Auto, O’Reilly Automotive, Inc., Reynolds and Reynolds Company, Automatic Data Processing, Inc., Universal Computer Systems, Inc., The Home Depot, Inc., Lowe’s Home Centers, Inc., and Sears, Roebuck and Co.

PART I

Item 1. Business.

General

Activant Solutions Inc. (formerly known as Cooperative Computing, Inc.) (the “Company”) is a leading provider of business management solutions designed for companies with complex products in high-service distribution environments (complex distribution environments or “CDE”). The Company’s solutions are designed to improve the operating efficiency and profitability of manufacturers, distributors, retailers and service providers through enhanced business management and information. The Company’s business management solutions include advanced software, professional services, content, supply chain connectivity and analytics. The Company believes that the value added nature of its products and services, its strong customer relationships, its comprehensive solutions and the significant risks and costs associated with switching systems provide it with a stable customer base and a receptive market for new product offerings.

Serving over 18,000 business locations, the Company is a leading provider of business management solutions for the small and medium enterprise (“SME”) market. These specialty manufacturing, wholesale and retail businesses use the Company’s solutions to drive new levels of business performance. Therefore, the Company enjoys strong customer relationships within numerous industry segments, including the automotive aftermarket, hardware, lumber, agribusiness, building and industrial supply. In addition, the Company has a growing customer base in paint, decorating, flooring, lawn, garden, nursery, plumbing supply, HVACR (heating, ventilating, air conditioning and refrigeration) and electrical supply.

The Company began serving the automotive aftermarket in the 1970s. With the success in that market, it expanded into the hardware retail market in the 1980s and then expanded further into lumber and building materials in the 1990s. The Company is increasing its penetration in these core markets and expanding into other large CDE industry segments. These segments tend to be fragmented and consist of a large number of SMEs. The Company believes it is well positioned to leverage its proven technologies and experienced support organization to further penetrate its existing markets and expand into similar CDE segments.

Automotive Group

Group Overview

The Company’s Automotive Group segment develops, implements and supports industry leading technical solutions for automotive manufacturers, wholesalers, retailers, service chains and professional installers in both North America and Europe. This market consists of the manufacturing, distribution, sale and installation of both new and remanufactured parts used in the maintenance and repair of automobiles and light trucks. This market has several characteristics that drive significant inventory management challenges for its participants. The Company provides systems and services that address these challenges and help its customers compete effectively. These tools include four key components:

•	enterprise management solutions for warehouses and stores in wholesale distribution;

•	a comprehensive electronic automotive parts catalog, which is available to all segments of the aftermarket;

•	Internet and point-to-point connectivity devices, connecting all levels of the automotive aftermarket from distributors and retailers to service providers. These connectivity products allow for electronic data interchange (“EDI”) and trading partnerships; and

•	supply chain analytic solutions for manufacturers and distributors, to assist them in their inventory and marketing decisions.

With over 25 years of experience serving the automotive aftermarket, the Company has gained significant industry-specific knowledge which it leverages through both expanded relationships with leading industry participants and its ability to drive industry-wide inventory initiatives.

Automotive parts aftermarket industry overview

The automotive parts aftermarket industry consists of the manufacturing, distribution, sale and installation of both new and remanufactured parts used in the maintenance and repair of automobiles and light trucks. This market is the 11th largest industry in the United States, is believed to have generated approximately $185 billion in sales in 2002 and accounted for approximately 3% of all jobs in the United States. The Company believes that growth in the automotive parts aftermarket will continue to be driven by several favorable trends, including:

•	growth in the aggregate number of vehicles in use;

•	increase in the average age of vehicles in operation;

•	growth in the total number of miles driven per vehicle per year;

•	increased vehicle complexity; and

•	continued proliferation of the number of required parts in the automotive aftermarket.

In addition, this industry faces severe inventory management challenges. These challenges include:

•	Limited stocking of parts—over 20% of all parts sold by a retailer or distributor are not stocked locally;

•	Unsold products—approximately 25% of the parts stocked are never sold and eventually are returned to the manufacturer; and

•	Returned products—more than 25% of parts sold to installers are returned, often after months or years.

Solving these challenges requires a combination of enterprise management systems, data, supply chain tools and services and connectivity to a critical mass of participants in the industry. The Company believes that its combination of products and services and its large customer base in the automotive parts aftermarket qualify it to provide these solutions.

Distribution channels

There are three distinct vertical distribution channels through which auto parts distribution occurs:

•	the traditional wholesale channel;

•	the retail channel; and

•	the new car manufacturer channel.

Additionally, within each of these three channels there are varying levels of distribution. In the wholesale channel there are generally four primary levels of distribution:

•	manufacturers;

•	warehouse distributors;

•	stores (wholesalers, retailers and new car dealers); and

•	installers.

Manufacturers supply automotive parts to warehouse distributors, which distribute automotive parts to stores, which stock and sell the automobile parts used by installers and “do-it-yourself” purchasers. The retail channel is similarly structured, but with fewer intermediaries. In the retail channel, parts flow directly from the manufacturer to the retailer. In turn, the retailer sells directly to the “do-it-yourself” market, as well as to many installers. Parts in the new car manufacturer channel are distributed directly from the manufacturer to new car dealers, often through a feeder warehouse. Additionally, new car dealers sell parts to independent installers. In addition to the traditional goods flow from manufacturer through the distribution levels, there is substantial lateral trading between stores and warehouses.

•	Wholesale channel. The wholesale channel is the predominant distribution channel in the automotive parts aftermarket. Warehouse distributors sell to service dealers through stores. Stores, which are smaller than warehouse distributors and positioned geographically near the service dealers they serve, are utilized due to the time-critical nature of the repair business and the inability of the installer to stock an extensive part selection.

•	Retail channel. The retail channel is made up of large specialty retailers, “mom and pop” stores and regional chains that sell to “do-it-yourself” customers. Larger specialty retailers, such as AutoZone, Discount Auto Parts, O’Reilly and CSK, carry a greater number of parts and accessories at more attractive prices than smaller retail outlets and are gaining market share. The management information systems used to communicate between levels in this channel are generally developed internally for the large specialty retailers and purchased from third parties for the smaller organizations.

•	New car manufacturer channel. New car manufacturers distribute parts through a feeder warehouse to new car dealers. New car dealers purchase information systems from a variety of third party system providers including Reynolds and Reynolds, Automatic Data Processing, Universal Computer Systems and several car manufacturers themselves.

Drivers of computerization.

There are a variety of factors that drive the need for computerization within the automotive parts aftermarket industry.

•	Inventory complexity. With over 20% of parts sold not stocked, approximately 25% of parts stocked not sold and more than 25% of parts sold eventually returned, there is substantial inefficiency in the automotive aftermarket supply chain. This inefficiency results in direct cost inefficiencies including excess inventory carrying costs, excessive logistical costs and over production of parts at the manufacturer’s level. Overcoming these costly dynamics requires a combination of the Company’s products, including ERP systems, catalog information, connectivity, data warehousing and supply chain analytical tools.

•	Volume of data. Participants in the automotive parts aftermarket industry are required to manage large quantities of data. There are over four million different SKUs available to parts sellers, over 200,000 new SKUs introduced each year, and over 150,000 SKUs discontinued each year. The number of parts in the automotive parts aftermarket industry rose by 69% between 1997 and 2002. As a result, most automotive parts aftermarket participants require a comprehensive inventory management system to track this proliferation of new parts. Moreover, manufacturers update catalogs and part prices frequently and installers return many of the parts ordered, furthering the need for strong inventory management.

•	Service requirements. Consumer demand for same day repair service and the installers’ incentive to turn repair bays encourage installers to require delivery of specific parts from stores usually within 90 minutes or less. Therefore, the ability of a warehouse distributor or store to access information about parts availability and promptly supply the required product is critical to its success as the preferred provider to the installers it serves. To meet the timing requirements, there is a strong trend to automate the communication and ordering between stores and installers.

Products and services

The Automotive Group’s software and systems, together with its database products, provide comprehensive business solutions targeted to the automotive parts aftermarket. The Automotive Group provides standard application programs that include user options allowing the selective structuring of application files and reports to meet customers’ specific requirements. These software products also allow the Automotive Group’s customers to access the Automotive Group’s proprietary databases. The Automotive Group supplied hardware components include central processing units (“CPUs”), disk drives, video display terminals, DVD-ROM storage devices, point-of-sale terminals, communication devices, printers and other peripherals. The Automotive Group’s systems also have communication capabilities allowing users to exchange purchase orders and pricing and inventory information with suppliers and, in some cases, customers. The Automotive Group also provides software and hardware support services for its management systems.

Automotive parts aftermarket systems

The Automotive Group’s products have been designed to provide interconnectivity to all levels of the wholesale distribution channel. This electronic network enables the automotive parts aftermarket industry to efficiently market parts throughout the distribution channel. The Automotive Group’s principal automotive parts aftermarket industry products, based on the level of the distribution channel for which such products are targeted, are as follows:

•	Warehouse distributor. The Automotive Group has several products available to meet the needs of warehouse distributors. One of these products, the A-DIS system, provides applications for the management of large warehouse distributors, handling complex inventory management issues, parts purchasing, product pricing, parts returns management, sales history and complete financial management services. The A-DIS product is fully connected to the J-CON product. In addition, the Series 12 and Activant’s Prism store products have connectivity and limited integration with A-DIS.

A second product, Activant’s Ultimate, is designed and targeted at regional and local warehouse distributors or at national distributors that primarily service stores in a compact geographic area that are looking to manage multiple locations and inventories on a single system.

A third product is The Paperless Warehouse product, which is fully integrated with the A-DIS and Activant’s Ultimate products. This product incorporates radio frequency wireless networking, barcode scanning and handheld computing technology to improve the efficiency of the receiving, picking and shipping functions of the warehouse.

•	Parts sales outlet. The Automotive Group currently markets several products, including J-CON, Eclipse, and Activant’s Prism to stores. The J-CON product was developed to manage stores that are members of a national account program, trading principally with a single warehouse or an A-DIS system. The J-CON product also allows the store to connect with installers through the Company’s and VAR installer automation, the ServiceExpert EZ and ServiceEstimator II products. The J-CON product serves as an inventory management and electronic purchasing tool. The Eclipse product, which is targeted for independent stores, tracks inventory, performs accounting functions and executes point-of-sale operations such as invoicing and billing. Activant’s Prism product is designed to meet the needs of both national and independent stores as well as stores in a two-step distribution process. The Automotive Group also maintains and supports Series 12 and LOADSTAR products.

Customer support services

The Automotive Group provides service, training and support to its customers. The Automotive Group’s system owners are principally small business proprietors without the internal staffing or expertise to train users or to maintain computer systems on a consistent basis. These customers generally require a high level of service, training and support.

The Automotive Group sells a variety of post sale support programs through its system support agreements, including on-site preventive and remedial maintenance, hardware engineering modifications, depot repair services and daily system operating support by phone. The Automotive Group’s customers can call the Automotive Group’s advice line service, which gives them access to trained personnel able to perform on-line diagnostics or to field engineers if on-site service is necessary. The Company has developed a Web-based product called EntryPoint that allows customers direct access to a call tracking system, and on-line product training courses, and on-line knowledge base. These features allow customers to request support services, review specific calls or their entire call history, increase employee system knowledge through on-line coursework, or search a knowledge base to obtain immediate answers to questions. Virtually all new system customers enter into system support agreements, and most retain such service agreements as long as they own the system. Monthly fees vary with the system size and configuration. The agreements are generally month-to-month agreements with up to a 90 day cancellation notice period. The Automotive Group offers training for new and existing customers at the facilities of both the Automotive Group and its customers. In addition to training on system operations and software enhancements, the Automotive Group offers seminars and workshops to assist customers in understanding the capabilities of their systems.

Information services

The Automotive Group provides electronic catalogs, bar codes, related repair information and reports based on point-of-sale activity through a variety of data services. These proprietary database products and services generate recurring revenues through monthly subscription fees and differentiate our products from those of our competitors. The Automotive Group offers data services to the automotive parts aftermarket industry customers, including distributors, manufacturers and retail parts and services chains.

•	Electronic catalog. The Automotive Group’s electronic catalog products provide access to a database of over 75 million unique automobile part applications for approximately 6,500 automotive aftermarket product lines. These products virtually eliminate the time consuming and cumbersome use of printed catalogs and are designed to increase productivity and accuracy in parts selection and handling. Software on the warehouse distributor, store and installer systems enables the user to access the electronic catalog database. Customers use the catalog feature within their warehouse distributor, store, or installer system to identify parts associated with a specific vehicle. The Company charges a monthly subscription fee for our electronic catalog database and provides customers with periodic updates. There are approximately 10,000 distributor locations, 1,800 retail locations and 10,000 installer locations subscribed to our electronic catalogs service.

•	ePartExpert. The Automotive Group’s electronic catalog database is available in a format designed for Internet use. Named ePartExpert, the database and access software have been modified to enable consumers and service professionals to look up automotive product applications for themselves, view diagrams and select the parts for their vehicle. This product is positioned for use by the manufacturer, warehouse distributor, and service dealer segments of the automotive aftermarket.

•	ePartInsight data warehouse. This product can be connected to all the Automotive Group’s warehouse and store applications as well as third party applications. It provides a data hub capability to allow large buying groups to have inventory information on a virtual entity basis.

•	Manufacturer services. The Automotive Group provides a number of fee based services to the manufacturer segment of the market. These services include catalog application coverage analysis compared to similar product groups from other manufacturers, pricing comparison to similar parts available in the market, and electronic catalog data mapping and format conversion. These products and services are provided as needed to manufacturers to assist them with their marketing initiatives.

•	Other products include Interchange, TelePricing, LaborExpert, Service intervals and Tire by size database.

Connectivity Products

The Automotive Group offers a collection of internet and modem-based communication products that connect the automotive aftermarket from manufacturers through distributors to installers. The Automotive Group’s flagship product, AConneX, uses the internet to allow communication between and among both the Company’s software systems and non-Company related software systems. AConneX enables:

•	Internet ordering of parts from installers to stores through the Company’s eStore partners;

•	the creation of trading networks among stores and warehouses. This enables pooling and trading of inventory at the distribution level; and

•	EDI interface between warehouses and manufacturers.

With its critical mass of installed bases and ability to connect all levels of the aftermarket, the Company believes that AConneX has the potential to become the communication backbone of the aftermarket industry.

Sales and marketing

The Automotive Group markets its products to the automotive parts aftermarket through a direct sales force and a telesales/telemarketing organization with approximately 40 employees. Incentive pay is a significant portion of the total compensation package for all sales representatives and sales managers. Additionally, the Automotive Group leverages its relationships with large warehouse distributors through its National Account Program (and other VARs), in which these accounts resell store and service dealer systems to either company owned stores or to other customers that are closely associated to the warehouse distributor.

Automotive Group VAR programs include sales of store management systems (J-CON, via the National Account program),and data products and connectivity services (through both distribution and service dealer solution providers).

Internet Autoparts, Inc.

On May 31, 2000, the Company, along with its majority stockholder, Hicks Muse, entered into a joint venture arrangement with certain customers and other investors to form Internet Autoparts, Inc. (“IAP”). IAP will provide the automotive aftermarket with a Web-based parts ordering and communications platform linking automotive service providers with wholesale distributors and other trading partners. The Company granted certain non-exclusive, perpetual, non-transferable licenses to IAP in return for a one-third interest in IAP.

IAP is powered by the Company’s Web-based parts catalog, ePartExpert, and has access to our internet communications gateway, AConneX, which provides seamless communications among the Company’s various business platforms and third-party management systems. AConneX is available for licensing to third-party management systems in addition to IAP. The licenses granted to IAP provide for the payment to the Company of royalties based upon a percentage of net sales made by IAP using the licensed technology.

As part of the Company’s arrangement with IAP, IAP agreed, subject to certain exceptions, not to compete with the Company in the businesses in which the Company is engaged. In addition, the Company agreed, subject to certain exceptions, not to compete with IAP in the business of selling new or rebuilt automotive parts over the Internet to service dealers and consumers. The Company owns, directly or indirectly, approximately 47.5% of the outstanding common stock of IAP.

Industry Solutions Group

Group Overview

The Company’s Industry Solutions Group provides enterprise management systems and services to hardware, lumber, home improvement, paint, decorating, flooring, lawn, garden, agribusiness, industrial supply, plumbing supply, HVACR and electrical supply retailers and distributors. The hardware and lumber industries generally consist of the sale and distribution of products for a variety of end uses, including residential and commercial building construction, maintenance and repair, lawn and garden and agribusiness. This industry has been driven by several major market participants who have expanded their business throughout the United States by providing products and services using a mass merchandising format. In this environment, the other retailers and wholesalers, which include over 60,000 stores in the Company’s target market, have been required to upgrade or replace their existing management systems in order to reduce costs and improve service levels.

In these segments the Company has generated substantial revenue improvement since 2000. This revenue improvement has been the result of several key initiatives, including:

•	capitalizing on its existing base of approximately 8,000 customer locations by upgrading them to Activant’s newer generation of software products;

•	utilizing its strategic relationships with two major hardware cooperatives to roll out complementary software products to their members; and

•	leveraging its sales efforts through other hardware cooperatives, major wholesale marketing groups and lumber and building material distributors and brokers to market the Company’s high end products and services.

In addition, the Industry Solutions Group has a growing customer base in paint, decorating, flooring, lawn, nursery, industrial supply, plumbing supply, HVACR and electrical supply segments. These segments represent nearly 300,000 businesses, primarily in the SME market. The Company believes its expertise and solution set focused on the special needs for small and medium sized businesses brings tremendous value to this segment of technologically underserved businesses.

Industry Segment Overviews

The hardware and lumber industry consists of the sale of products for residential and commercial building construction, maintenance and repair, lawn and garden, and agribusiness. The Industry Solutions Group estimates that this industry, comprised primarily of hardware retailers, home centers, lumber and building materials suppliers, agribusiness retailers, lawn and garden retailers and paint retailers, generated approximately $200 billion in revenues in 2002. This market is segmented primarily into three groups:

•	Mass merchandisers. The ten largest retailers in the hardware and lumber industry (the “Mass Merchandisers”) represent over 6,700 stores and account for approximately 47% of the annual industry sales volume. The Mass Merchandisers include mass merchandisers such as Home Depot, Lowe’s and Sears. As a result of their size, it is generally more cost effective for the Mass Merchandisers to customize and support their own systems, and, therefore, the Mass Merchandisers do not purchase systems from the Industry Solutions Group. The Industry Solutions Group believes that the growth of the Mass Merchandisers generally has driven the need to reduce costs and pursue consolidation strategies throughout the industry. The Mass Merchandisers have been able to reduce costs and improve merchandising efficiency through economies of scale and the implementation of automated retail systems. In order to remain competitive, companies outside the Mass Merchandisers need to increase their merchandising efficiencies and productivity.

•	Lumber and building material dealers. The 500 largest retailers in the hardware and lumber industry, excluding the Mass Merchandisers (the “Lumber and Building Material Dealers”), are estimated to account for approximately 17% of the industry’s annual sales volume. There are approximately 6,500 stores in this market, which are predominantly populated by lumber and building material dealers. This market is fragmented and has experienced consolidation as firms try to compete with the Mass Merchandisers. In addition, this market has experienced significant upgrading of existing systems and a shifting from in-house systems to turnkey systems produced by the Industry Solutions Group. The Industry Solutions Group believes that retailers will continue to upgrade systems as the industry continues to respond to competition and innovation by the Mass Merchandisers.

•	Cooperative dealers. The hardware retailers which are not Mass Merchandisers or Lumber and Building Material Dealers (the “Cooperative Dealers”) are typically smaller, independent stores with a niche focus. The Industry Solutions Group believes that there are approximately 51,000 stores in this market, which accounted for nearly 36% of the industry annual sales volume. This market is fragmented and has experienced limited consolidation. The Industry Solutions Group believes the majority of this market is affiliated with cooperatives, which encourage their members to install computerized point-of-sale and store management systems to more effectively compete with the rest of the industry. The Industry Solutions Group believes the larger stores in this segment will continue to represent a large portion of the Industry Solutions Group’s revenue base as firms upgrade their computer systems in order to protect their niche market positions.

The Industry Solutions Group believes that revenue growth in the hardware and lumber industry will continue to be driven by several favorable trends, including:

•	new home construction and sales and remodeling of existing homes;

•	favorable demographic trends, such as an increase in dual income families; and

•	continued expansion of product and service offerings by major market participants which drive the rest of the market to rely heavily on MIS solutions to generate operating efficiencies.

Other segments served by the Industry Solutions Group (agribusiness, industrial supply, plumbing supply, HVACR and electrical supply) are primarily in the wholesale distribution of durable and non-durable goods. Collectively, these segments generated over $1 trillion of revenue in 2002 and consist of over 300,000 SME’s. These market segments tend to be more fragmented than most other industries and require certain specific technology applications to provide value-added service to their customer base.

Drivers of computerization

Computerization within the hardware and lumber industry has been predominantly driven by the Mass Merchandisers which have expanded their business throughout the United States. As a result of this strategy, hardware and lumber consumers have been able to purchase products and services cheaper from Mass Merchandisers than was traditionally available. This has driven the Lumber and Building Material Dealers and the Cooperative Dealers to computerize or upgrade their existing systems in order to reduce costs and improve service to maintain their market positions.

Products and services

The Industry Solutions Group’s software and systems, together with its full range of support services, provide comprehensive business solutions targeted to the hardware and lumber and related industries. The Industry Solutions Group provides standard application programs that include user options allowing the selective structuring of application files and reports to meet customers’ specific requirements. In addition, the Industry Solutions Group provides point of sale product movement information services to manufacturers.

Principal products

The Industry Solutions Group’s systems automate inventory control, point-of-sale accounting and supplier communications. The Industry Solutions Group’s principal systems products are as follows:

•	Activant’s Eagle. Activant’s Eagle system for Windows® is designed for small and medium sized dealers across multiple segments, including hardware, lumber and building material, paint and agribusiness. Activant’s Eagle system has applications and features created to meet the unique needs of hardware stores and lumber and building materials operations. It manages the flow of a customer’s typical sales transaction, including estimating, ordering, inventory management, shipping, invoicing and tracking accounts receivable.

•	Activant’s Falcon. Activant’s Falcon system is the Industry Solutions Group’s product targeted at large multi-location lumber and building material and home center retailers. Activant’s Falcon provides flexibility in tailoring the system to meet the needs required of individuals, groups, departments and single or multiple store locations.

•	Inet. Inet works with Activant’s Eagle, Activant’s Falcon, Activant’s Gemini (see below), and Activant’s CSD (see below) system products to give dealers online access to their customers for ordering and account information.

In addition to the above principal products, the Industry Solutions Group also services and maintains several products. The Industry Solutions Group expects the customers of these products to migrate to Activant’s Eagle or Activant’s Falcon over the next few years.

•	Activant’s CSD. Activant’s CSD series of systems is designed for mid- to large-sized hardware and lumber dealers due to its greater power and functionality. Activant’s CSD products allow for product offerings suitable for hardware and building materials chains with up to 20 stores and $150.0 million in annual sales.

•	Activant’s Gemini. Activant’s Gemini system is designed for large hardware and lumber dealers. Activant’s Gemini customers represent some of the largest companies in the hardware and lumber industry. Gemini’s customers have revenue up to $1.0 billion.

Customer support services

The Industry Solutions Group’s customer support services organization provides service, training and support to the Industry Solutions Group’s customers. The Industry Solutions Group’s system owners are principally small and medium business proprietors without complete internal staffing or expertise to train users or to maintain computer systems on a consistent basis. These customers require a high level of service, training and support. The Industry Solutions Group typically provides a limited warranty on its systems ranging from 30 to 90 days. The Industry Solutions Group also sells a variety of post-sale support programs through its system support agreements, including on-site maintenance, depot repair services and daily system operating support by phone. The Industry Solutions Group’s customers can call the Industry Solutions Group’s advice line service, which gives them access to trained personnel able to perform on-line diagnostics or to field engineers if on-site service is necessary. Virtually all new system customers enter into system support agreements, and most retain such service agreements as long as they own the system. Monthly fees vary with the system size and configuration and service agreements are generally month-to-month.

The Industry Solutions Group offers training for new and existing customers at both its facilities and the facilities of its customers. In addition to training in system operations and software enhancements, the Industry Solutions Group offers seminars and workshops to assist customers in understanding the capabilities of their systems.

Information services

The Industry Solutions Group markets database services to manufacturers with products called VISTA, IDW and IDX. VISTA information services provide product manufacturers with ongoing measurement of brand and item movement with major product classifications using point-of-sale business analysis data from independent hardware stores, home centers and lumber and building materials outlets. Information provided by VISTA gives manufacturers insight into how a specific product or brand performs against its competitors and the market in general. IDW is an industry warehouse of parts descriptions and prices marketed to electrical parts manufacturers and distributors. IDX is an industry data exchange for purchase order and related documents using EDI and internet technologies or electrical manufacturers and distributors.

Sales and marketing

The Industry Solutions Group markets its products and services to the hardware and lumber industry through a geographically-based direct and telesales/telemarketing sales and sales support force of approximately 75 employees. Incentive pay is a significant portion of the total compensation package for all sales personnel.

The Industry Solutions Group’s marketing approach in the hardware and lumber industry has been to develop close relationships with key market influencers. This strategy includes obtaining endorsements and developing exclusive relationships, distributor partnerships and other alliances. Currently, the Industry Solutions Group enjoys over 30 such relationships in the industry. The goal of this relationship program is to enhance the productivity of the field sales team and create leveraged selling opportunities for system sales, information services and support revenues. The Industry Solutions Group has exclusive agreements to develop, market, and support modified versions of Activant’s Eagle system to two large buying cooperatives in the hardware and lumber industry, representing over 8,000 retail locations. These agreements have allowed a streamlining of the distribution channel and reductions in direct sales costs.

Corporate services

System integration and distribution

The Company does not manufacture the hardware components of its systems, but the Company does integrate some of its products with hardware components and software products of third party vendors. The Company uses Dell Inc.’s industry standard server and workstation hardware to power most of its software solutions. The Company utilizes a just-in-time inventory system to help ensure that efficient cost controls are in place.

Hardware services and support

The Company provides hardware systems and support through two primary vehicles. The Company’s field service engineering team can be dispatched throughout the United States to diagnose and repair hardware and software on site. In addition, the Company’s depot facility supports remote system and peripheral repair.

Software development and technology

The Company has approximately 200 registered copyrights and approximately 70 registered trademarks. The Company attempts to protect its proprietary information in a number of ways. First, the Company distributes its software through licensing agreements, which require licensees to acknowledge the Company’s ownership of the software and the confidential nature of its proprietary information. Second, all of the Company’s personnel are required to assign all of their rights to inventions, patents and confidential information to the Company and to agree to keep confidential and not disclose to third parties the Company’s proprietary information. Finally, the Company requires that all other third parties producing or receiving any of the Company’s proprietary information execute an assignment, confidentiality and non-disclosure agreement. Product development expense in fiscal 2001, 2002, and 2003 was $17.4 million, $17.4 million, and $17.0 million, respectively.

Customers and Suppliers

No single customer accounted for more than 10% of the Company’s revenues during the years ended September 30, 2001, 2002, and 2003. Dell Inc. accounted for more than 10% of the supplies used in the Company’s systems integration operations.

Employees

As of September 30, 2003, the Company had approximately 1,300 employees, none of whom were represented by unions. The Company has not experienced any labor problems resulting in a work stoppage and believes it has good relations with its employees.

Segment Reporting

See Note 14 of Notes to Consolidated Financial Statements.

Item 2. Properties.

The Company’s properties are leased, and include integration and distribution, software development and data entry facilities and administrative, executive, sales, and customer support offices. The Company’s principal executive offices are located at 804 Las Cimas Parkway, Austin, Texas 78746. The Company considers its properties to be suitable for their present and intended purposes and adequate for the Company’s current level of operations.

Listed below are the principal properties leased by the Company as of December 17, 2003.

Location	Approx. Size (Sq. ft.)	Description of Use	Lease Termination
Austin, Texas	80,000	Principal and divisional executive offices; software development; sales; administrative	2006
Livermore, California	79,000	Divisional executive offices; software development; data entry; sales; administrative	2012
Tracy, California	36,500	Hardware computer repair	2006
Denver, Colorado	25,000	Administrative; sales; software development	2005
Austin, Texas	23,000	Systems integration and distribution	2008
Longford, Ireland	21,000	Data entry; administrative; sales	2027
Austin, Texas	11,000	Sub-leased	2005
Austin, Texas	9,000	Data Center	2008

In addition, the Company has short-term leases on over 40 offices and field service locations in the United States, Canada, the United Kingdom, and France.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The stockholders of Activant Solutions Inc. unanimously consented on August 14, 2003 in lieu of an annual meeting to the appointment or continuation (as applicable) of the following directors: Michael A. Aviles, Peter Brodsky, Jack D. Furst, A. Laurence Jones and James R. Porter. On September 24, 2003, the stockholders of Activant Solutions Inc. unanimously consented in lieu of a special meeting to change the Company’s corporate name and to the execution of a Certificate of Amendment to the Articles of Incorporation effectuating such change.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

There is no established public trading market for any class of the Company’s common stock. All of the Company’s common stock is held by Activant Solutions Holdings Inc., a Delaware corporation (“Holding”). The Company paid Holding a $30.0 million dividend in fiscal 2003. The Company’s ability to pay any dividends in the future is limited by the terms of the Company’s Amended and Restated Credit Agreement (as herein defined). See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 6. Selected Financial Data.

The following table sets forth selected financial data of the Company for the years ended September 30, 1999, 2000, 2001, 2002 and 2003. The balance sheet data as of September 30, 2002 and 2003, and the statement of operations data for the years ended September 30, 2001, 2002, and 2003 set forth below are derived from the audited consolidated financial statements of the Company included elsewhere herein. The balance sheet data as of September 30, 1999, 2000 and 2001 and the statement of operations data for the years ended September 30, 1999 and 2000 set forth below are derived from the audited consolidated financial statements of the Company that are not included herein. The selected financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements of the Company included elsewhere herein.

	(in thousands)
	Year Ended September 30,
	1999	2000	2001	2002	2003
Statement of Operations Data:
Revenues	$240,745	$223,919	$211,035	$218,705	$221,546
Cost of revenues	153,205	133,215	113,743	111,764	111,777

Gross profit	87,540	90,704	97,292	106,941	109,769
Sales and marketing	63,152	47,437	39,491	33,909	31,961
Product development	15,997	12,209	17,470	17,435	16,997
General and administrative	26,665	29,574	26,166	26,420	27,406
Goodwill amortization	11,535	11,484	10,589	—	—

Total operating expenses	117,349	100,704	93,716	77,764	76,364

Operating income (loss)	(29,809)	(10,000)	3,576	29,177	33,405
Interest expense	(18,512)	(18,872)	(17,804)	(14,054)	(14,782)
Expenses related to debt refinancing	—	—	—	—	(6,313)
Other income (expense), net	175	1,108	(647)	120	(144)

Income (loss) before income taxes and extraordinary charge	(48,146)	(27,764)	(14,875)	15,243	12,166
Income tax expense (benefit)	(11,120)	(4,691)	(1,932)	5,875	4,351

Net income (loss)	$(37,026)	$(23,073)	$(12,943)	$9,368	$7,815

Balance Sheet Data (at end of period):
Cash and cash equivalents	$—	$679	$3,897	$398	$10,215
Working capital	12,146	1,931	2,756	(8,889)	21,214
Total assets	286,803	245,184	222,787	185,787	202,285
Total debt, including current maturities	181,848 (1)	178,600 (1)	176,757 (1)	137,997 (1)	173,300 (1)
Stockholder’s equity (deficit)	12,466	(11,661)	(24,712)	(14,853)	(36,662)

(1)	Total debt does not include amounts relating to lease receivables that have been sold by the Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the audited historical consolidated financial statements and notes thereto, which are included elsewhere herein.

General

The Company is a leading designer and provider of business management solutions designed for companies with complex products in high-service distribution environments. The Company’s system offerings are enhanced by extensive information and professional services featuring database products, customer support and maintenance services. The revenues associated with software support, databases and maintenance services are generally recurring in nature and represented approximately 66% of total revenues in fiscal 2003.

Revenues. The Company derives revenue primarily from two sources: systems revenue; and services and finance revenue. Systems revenue includes the sale of the Company’s computer hardware equipment and associated peripherals and related software license fees and systems training and installation. Services and finance revenue generally consists of revenue associated with the maintenance, service and finance of such systems and revenue from the sale of information databases and system connectivity services.

Cost of revenues. Cost of system revenue primarily includes computer hardware and peripherals purchased from third parties, the labor and overhead associated with assembling, installing and training customers on the Company’s systems and the amortization of capitalized software costs. Cost of services revenue primarily includes personnel costs associated with the maintenance and service of systems, personnel costs associated with data entry into the Company’s information databases, bad debt expense, the amortization of capitalized databases and telecommunication and facility costs.

Sales and marketing expense. Sales and marketing expense primarily consists of personnel costs associated with the Company’s sales and marketing efforts, bad debt expense related to the Company’s accounts and lease receivables and telecommunication and facility costs.

Product development expense. Product development expense primarily consists of personnel costs and contract services associated with the development and maintenance of the Company’s software and databases in addition to telecommunication and facility expenses.

General and administrative expense. These costs include departmental costs for executive, legal, administrative services, finance, telecommunications, facilities and information technology.

Amortization of goodwill. Goodwill represents the excess of cost over the fair value of assets acquired. The Company adopted SFAS 142 as of October 1, 2001 and no longer amortizes goodwill.

Other income (expense). Other income (expense) includes income from partnerships and 401(e) deferred compensation plan.

Historical Results of Operations

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

Revenues for the year ended September 30, 2003 were $221.5 million compared to $218.7 million for the year ended September 30, 2002, an increase of $2.8 million or 1%. For the year ended September 30, 2003, revenues for the Automotive Group decreased $3.3 million, or 3%, to $116.1 million as compared to the year ended September 30, 2002. For the year ended September 30, 2003, revenues for the Industry Solutions Group increased $6.1 million, or 6%, to $105.4 million as compared to the year ended September 30, 2002.

Systems revenues for the year ended September 30, 2003 were $67.4 million compared to $59.2 million for the year ended September 30, 2002, an increase of $8.2 million or 14%. Systems revenues for the Automotive Group for the year ended September 30, 2003 decreased $1.8 million to $19.0 million as compared to $20.8 million for the year ended September 30, 2002. The decrease in Automotive Group Systems revenue was due primarily to higher sales of jobber systems in the previous year as the result of special promotions. Systems revenues for the Industry Solutions Group for the year ended September 30, 2003 increased $10.0 million to $48.5 million as compared to the year ended September 30, 2002. The increase in Industry Solutions Group systems revenue was due to increased sales of add-on products to the current customer base and increased sales of new software solutions to new customers.

Services and finance revenues were $154.1 million for the year ended September 30, 2003 compared to $159.5 million for the year ended September 30, 2002, a decrease of $5.4 million or 3%. Services and finance revenues for the Automotive Group for the year ended September 30, 2002 decreased $1.5 million to $97.1 million as compared to the year ended September 30, 2002. The decrease in the Automotive Group’s revenues resulted primarily from decreased customer support revenues due to customer attrition on certain legacy platforms and the loss of a major catalog customer who discontinued operations. Services and finance revenues for the Industry Solutions Group for the year ended September 30, 2003 decreased $3.9 million to $57.0 million as compared to the year ended September 30, 2002. The decrease in the Industry Solutions Group’s revenues was largely due to lower information product sales to manufacturers as a result of terminations of certain primary sources of point of sale data. We do not expect to be able to replace this point of sale data.

Cost of revenues remained at $111.8 million for the year ended September 30, 2003. For the year ended September 30, 2003, cost of revenues for the Automotive Group decreased $4.6 million or 8%, to $55.4 million as compared to the year ended September 30, 2002. For the year ended September 30, 2003, cost of revenues for the Industry Solutions Group increased $4.6 million, or 9%, to $56.4 million as compared to the year ended September 30, 2002.

Cost of systems revenues was $40.2 million for the year ended September 30, 2003 compared to $38.0 million for the year ended September 30, 2002, an increase of $2.1 million or 6%. Cost of systems revenues for the Automotive Group for the year ended September 30, 2003 decreased $0.2 million to $15.3 million as compared to the year ended September 30, 2002, predominately due to the lower system sales. Cost of systems revenues for the Industry Solutions Group for the year ended September 30, 2003 increased $2.3 million to $24.9 million compared to the year ended September 30, 2002. The increase in the Industry Solutions Group’s systems cost of sales is principally due to the increased system sales. Cost of systems revenues as a percentage of system revenues for the Automotive Group was 80% and 74% for the year ended September 30, 2003 and 2002, respectively. Cost of systems revenues as a percentage of systems revenues for the Industry Solutions Group was 51% and 59% for the years ended September 30, 2003 and 2002, respectively. The percentage fluctuations were primarily due to the price and volume mix of products sold.

Cost of revenues for services and finance was $71.6 million for the year ended September 30, 2003 compared to $73.7 million for the year ended September 30, 2002, a decrease of $2.1 million or 3%. Cost of revenues for services and finance for the Automotive Group for the year ended September 30, 2003 decreased $4.4 million to $40.1 million compared to the year ended September 30, 2002, chiefly due to lower database amortization expense and lower bad debt expense. Cost of revenues for services and finance for the Industry Solutions Group for the year ended September 30, 2003 increased $2.3 million to $31.5 million compared to the year ended September 30, 2002, largely due to higher database amortization. As a percentage of services and finance revenues, cost of revenues for services and finance for the Automotive Group was 41% and 45% for the year ended September 30, 2003 and 2002, respectively, due to the factors mentioned above. As a percentage of service and finance revenues, cost of revenues for services and finance for the Industry Solutions Group was 55% and 48% for the year ended September 30, 2003 and 2002, respectively. The change in cost of services and finance revenues as a percentage of revenue for the Industry Solutions Group was primarily due to higher database amortization and lower revenue for information product sales to manufacturers.

Sales and marketing expense for the year ended September 30, 2003 decreased $1.9 million to $32.0 million as compared to the year ended September 30, 2002. Sales and marketing expense for the Automotive Group for the year ended September 30, 2003 decreased $2.0 million to $13.7 million as compared to the year ended September 30, 2002. Sales and marketing expense for the Industry Solutions Group for the year ended September 30, 2003 increased $0.1 million to $18.3 million as compared to the year ended September 30, 2002. The decrease in the Automotive Group’s sales and marketing expense was predominately due to reduced lease bad debt expense resulting from the outsourcing of leasing activity and the performance of the legacy lease portfolio. The increase in Industry Solutions Group sales and marketing expense was principally due to higher sales personnel costs from the increased systems sales offset by reduced lease bad debt expense as noted above. As a percentage of revenue, sales and marketing expense for the Automotive Group was 12% and 13% for the years ended September 2003 and 2002, respectively. As a percentage of revenue, sales and marketing expense for the Industry Solutions Group was 17% and 18% for the years ended September 2003 and 2002, respectively.

Product development expenses for the year ended September 30, 2003 decreased $0.4 million to $17.0 million from $17.4 million for the year ended September 30, 2002. Product development expenses for the Automotive Group decreased $1.0 million to $12.7 million as compared to the year ended September 30, 2002. Product development expenses for the Industry Solutions Group increased $0.6 million to $4.3 million for the year ended September 30, 2003. As a percentage of revenue, product development expenses for the Automotive Group were 11% and 12% for the years ended September 30, 2003 and 2002, respectively. As a percentage of revenue, product development expenses for the Industry Solutions Group remained constant at 4% for the years ended September 30, 2003 and 2002.

General and administrative expenses for the year ended September 30, 2003 were $27.4 million compared to $26.4 million for the year ended September 30, 2002, an increase of $1.0 million or 4%. The increase was largely due to increased expense related to an ERP implementation and our corporate name change. As a percentage of revenues, general and administrative expense was 12% for the years ended September 30, 2003 and 2002.

Interest expense for the year ended September 30, 2003 was $14.8 million compared to $14.1 million, an increase of $0.7 million or 5%. Over the year ended September 30, 2002, the increase in interest expense was chiefly due to the June 2003 issuance of the 10.5% Senior Notes. (See “Liquidity and Capital Resources”.) Other income (expense), net for the year ended September 30, 2003 decreased $0.3 million to ($0.1) million, largely due to last year’s gain on sale of a building.

The Company recorded income tax expense attributable to continuing operations of $4.4 million for the year ended September 30, 2003 and $5.9 million for the year ended September 30, 2002, a decrease of $1.5 million. The decrease in income tax expense is due to the decrease in pretax profit associated with the issuance of the 10.5% Senior Notes, the increase in general and administrative expenses, and the impact of a change in estimate of certain deferred tax liabilities.

As a result of the above factors, the Company recorded net income of $7.8 million for the year ended September 30, 2003, compared to net income of $9.4 million for the year ended September 30, 2002, a decrease of $1.6 million or 17%.

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

Revenues for the year ended September 30, 2002 were $218.7 million compared to $211.0 million for the year ended September 30, 2001, an increase of $7.7 million or 4%. For the year ended September 30, 2002, revenues for the Automotive Group increased $0.1 million, or less than 1%, to $119.4 million as compared to the year ended September 30, 2001. For the year ended September 30, 2002, revenues for the Industry Solutions Group increased $7.6 million, or 8%, to $99.3 million as compared to the year ended September 30, 2001.

Systems revenues for the year ended September 30, 2002 were $59.2 million compared to $52.7 million for the year ended September 30, 2001, an increase of $6.5 million or 12%. Systems revenues for the Automotive Group for the year ended September 30, 2002 increased $0.6 million to $20.8 million as compared to the year ended September 30, 2001. Systems revenues for the Industry Solutions Group for the year ended September 30, 2002 increased $5.9 million to $38.4 million as compared to the year ended September 30, 2001. The increase in systems revenue was primarily due to additional systems and products sold to the current customer base.

Services and finance revenues were $159.5 million for the year ended September 30, 2002 compared to $158.3 million for the year ended September 30, 2001, an increase of $1.2 million or 1%. Services and finance revenues for the Automotive Group for the year ended September 30, 2002 decreased $0.5 million to $98.6 million as compared to the year ended September 30, 2001. Services and finance revenues for the Industry Solutions Group for the year ended September 30, 2002 increased $1.7 million to $60.9 million as compared to the year ended September 30, 2001. The increase in the Industry Solutions Group’s revenues was largely due to increased advice line customers and new information products.

Cost of revenues was $111.8 million for the year ended September 30, 2002 compared to $113.7 million for the year ended September 30, 2001, a decrease of $1.9 million or 2%. For the year ended September 30, 2002, cost of revenues for the Automotive Group decreased $4.4 million or 7%, to $59.9 million as compared to the year ended September 30, 2001. For the year ended September 30, 2002, cost of revenues for the Industry Solutions Group increased $2.5 million, or 5%, to $51.9 million as compared to the year ended September 30, 2001.

Cost of systems revenues was $38.0 million for the year ended September 30, 2002 compared to $33.8 million for the year ended September 30, 2001, an increase of $4.2 million or 12%. Cost of systems revenues for the Automotive Group for the year ended September 30, 2002 increased $0.4 million to $15.4 million as compared to the year ended September 30, 2001, predominately due to increased system sales. Cost of systems revenues for the Industry Solutions Group for the year ended September 30, 2002 increased $3.8 million to $22.6 million compared to the year ended September 30, 2001. The increase in the Industry Solutions Group’s systems cost of sales is principally due to increased system sales. Cost of systems revenues as a percentage of system revenues for the Automotive Group was 74% for the years ended September 30, 2002 and 2001. Cost of systems revenues as a percentage of systems revenues for the Industry Solutions Group was 59% and 58% for the years ended September 30, 2002 and 2001, respectively. The percentage fluctuations were primarily due to the mix of products sold.

Cost of revenues for services and finance was $73.8 million for the year ended September 30, 2002 compared to $79.9 million for the year ended September 30, 2001, a decrease of $6.1 million or 8%. Cost of revenues for services and finance for the Automotive Group for the year ended September 30, 2002 decreased $4.8 million to $44.5 million compared to the year ended September 30, 2001, chiefly due to more efficient use of the Company’s hardware support services and to lower amortization and freight expense.

Cost of revenues for services and finance for the Industry Solutions Group for the year ended September 30, 2002 decreased $1.3 million to $29.3 million compared to the year ended September 30, 2001. Cost of revenues for services and finance for the Industry Solutions Group is down from 2001 largely due to more efficient use of the Company’s hardware support services. As a percentage of services and finance revenues, cost of revenues for services and finance for the Automotive Group was 45% and 50% for the year ended September 30, 2002 and 2001, respectively. As a percentage of service and finance revenues, cost of revenues for services and finance for the Industry Solutions Group was 48% and 52% for the year ended September 30, 2002 and 2001, respectively. The change in cost of services and finance revenues as a percentage of revenue for both the Automotive and Industry Solutions Group was primarily due to the factors mentioned above.

Sales and marketing expense for the year ended September 30, 2002 decreased $5.6 million to $33.9 million as compared to the year ended September 30, 2001. Sales and marketing expense for the Automotive Group for the year ended September 30, 2002 decreased $6.3 million to $15.7 million as compared to the year ended September 30, 2001. Sales and marketing expense for the Industry Solutions Group for the year ended September 30, 2002 increased $0.7 million to $18.2 million as compared to the year ended September 30, 2001. The decrease in the Automotive Group’s sales and marketing expense was predominately due to lower bad debt expense and reduced personnel and travel costs. The increase in Industry Solutions Group sales and marketing expense was principally due to higher personnel costs, driven by its higher systems revenue. As a percentage of revenue, sales and marketing expense for the Automotive Group was 13% and 18% for the years ended September 2002 and 2001, respectively. As a percentage of revenue, sales and marketing expense for the Industry Solutions Group was 18% and 19% for the year ended September 2002 and 2001, respectively.

Product development expenses remained steady at $17.4 million for the years ended September 30, 2002 and September 31, 2001. Product development expenses for the Automotive Group for both years were $13.7 million. Product development expenses for the Industry Solutions Group for both years remained at $3.7 million. As a percentage of revenue, product development expenses for the Automotive Group were 12% for the years ended September 30, 2002 and 2001, respectively. As a percentage of revenue, product development expenses for the Industry Solutions Group remained constant at 4% for the years ended September 30, 2002 and 2001.

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

Liquidity and Capital Resources

In June 2003, the Company issued $157.0 million in Senior Notes, at a discount of $2.0 million, which bear interest at 10.5% per annum, payable semiannually in June and December, and mature in June 2011. With the proceeds from the Senior Notes, the Company repurchased $82.5 million of its Senior Subordinated Notes due 2008, repaid its outstanding term loan facility of $33.0 million, issued a $30.0 million dividend to Holding, and purchased $1.8 million of outstanding common stock in Internet Autoparts, Inc. (“IAP”) that was held by the Company’s majority shareholder. The Company now owns 47.5% of outstanding common stock in IAP. Additionally, the Company replaced its revolving credit facility with a new revolving credit facility (the “Amended and Restated Credit Agreement”) that provides for maximum borrowings of $15.0 million (including letters of credit up to a maximum of $5.0 million) and matures in June 2006.

As of September 30, 2003, the Company had $173.3 million in outstanding indebtedness, an increase of $35.3 million from September 30, 2002. The $173.3 million of indebtedness was comprised of $155.0 million in Senior Notes, net of the $2.0 million discount, $17.5 million of Senior Subordinated Notes due 2008 and $0.8 million of debt related to lease financing that matures in varying amounts over the next five years. As of September 30, 2003, there were no borrowings under the Amended and Restated Credit Agreement. Total annual interest expense, based on current debt levels and interest rates is estimated to be $18.5 million in fiscal year 2004. The Amended and Restated Credit Agreement bears interest at floating rates; therefore, the Company’s financial condition is and will be affected by changes in prevailing rates.

The Company’s Amended and Restated Credit Agreement imposes certain restrictions on the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. Under the Amended and Restated Credit Agreement, the Company is obligated to meet certain tests relating to certain financial amounts and ratios as defined in the Amended and Restated Credit Agreement. At September 30, 2003, the Company was in compliance with these covenants.

On October 1, 2003, the Company sold the assets of its Automotive Recycling Division (“ARD”) to Car-Part.com. The agreement included the sale of ARD’s software, systems, Hollander Interchange License and other assets and the assumption of certain liabilities of ARD. The ARD group had more than 1,200 customers in the United States and Canada, using three products: Orion, Checkmate and Compass. The total purchase price was $6.7 million plus net working capital. The total revenue generated by those assets for the fiscal year ended September 30, 2003 was $8.2 million.

In addition to servicing its debt obligations, the Company requires substantial liquidity for capital expenditures and working capital needs. At September 30, 2003, working capital was $ 21.2 million compared to $(8.9) million at September 30, 2002. The increase in working capital is principally composed of increases in accounts receivable and cash. For the year ended September 30, 2003, the Company’s capital expenditures were $12.5 million compared to $13.2 million for the year ended September 30, 2002, which included $7.1 million in 2003 and 2002 for capitalized computer software costs and databases.

From time to time, we intend to pursue acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund future cash acquisitions primarily with cash flow from operations and borrowing, including the unborrowed portion of the credit facility or new debt issuances, but may also issue additional equity either directly or in connection with acquisitions. There can be no assurance that acquisition funds will be available at terms acceptable to us.

The Company believes that cash flows from operations, together with the amounts available under its Amended and Restated Credit Agreement, will be sufficient to fund its working capital and debt service requirements. The Company’s ability to meet its working capital and debt service requirements, however, is subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control. If the Company is not able to meet such requirements, it may be required to seek additional financing. There can be no assurance that the Company will be able to obtain financing from other sources on terms acceptable to the Company, if at all.

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s contractual obligations and payments due by fiscal period following September 30, 2003 (in thousands):

	Payment Due or Expiration by Fiscal Year
	Total	2004	2005-6	2007-8	2009+
Debt:
Senior Notes	$155,013	$—	$—	$—	$155,013
Senior Subordinated Notes	17,476	—	—	17,476	—
Other (1)	811	310	501	—

Total debt	173,300	310	501	17,476	155,013
Other lease financing obligations (1)	2,790	1,335	1,452	3	—
Operating leases (2)	20,383	4,672	7,259	3,339	5,113

Total	$196,473	$6,317	$9,212	$20,818	$160,126

(1)	These obligations will be funded by amounts received from lessees party to these lease agreements. Furthermore, the Company’s recourse obligation is limited to a percentage of the aggregate initial financing proceeds. See discussion in Note 4 - Lease Receivables in the notes to the financial statements.
(2)	See discussion in Note 12 – Commitments and Contingencies in the notes to the financial statements.

The Company’s sources of short-term funding are its operating cash flows and its existing revolving credit arrangement. The revolving credit agreement contains terms and conditions customary for such agreements including minimum levels of debt and interest coverage and limitations on leverage. At September 30, 2003, the Company complied with all the terms and conditions of its credit agreements.

The following table summarizes the Company’s commercial commitments at September 30, 2003 (in thousands):

	Expiration by Fiscal Year
	Total	2004	2005-6	2007-8	2009+
Financial Holding Notes Payable (3)	$6,300	$5,171	$1,123	$6	$—
Standby letters of credit (4)	465	465	—	—	—
Guarantees (5)	33	33	—	—	—

Total	$6,798	$5,669	$1,123	$6	$—

(3)	These obligations are reflected on the financial statements of Financial Holding (defined below) as discussed in the off-balance sheet arrangements section below. These obligations will be funded by amounts received from lessees party to these lease agreements. Furthermore, the Company’s recourse obligation is limited to a percentage of the aggregate initial financing proceeds. See discussion in Note 4 - Lease Receivables in the notes to the financial statements.
(4)	There are two standby letters of credit, one of which secures certain demand deposit accounts belonging to the Company’s European subsidiaries.
(5)	The guarantees relate to automobiles leased for general corporate purposes by the Company’s European subsidiaries.

Off-Balance Sheet Arrangements

The Company’s wholly owned subsidiary CCI/TRIAD Financial Holding Corporation (“Financial Holding”) maintains lease receivables sold via short-term lease financing arrangements along with their corresponding notes payable. Due to the bankruptcy remote nature of Financial Holding, it is excluded from the consolidated financial statements of the Company.

Prior to March 2001, the Company sold lease receivables via short term lending agreements to banks and other financial institutions. At the time of sale, the Company recorded the newly-created servicing liabilities (lease servicing obligation and recourse obligation) at their estimated fair value and Financial Holding recorded the lease receivables from the lessees and the corresponding notes payable to the lenders. On September 30, 2003, Financial Holding held $6.5 million in leases and $6.3 million in related notes payable.

The short-term lease financing agreements contain restrictive covenants which allow the Company to sell new leases and service existing leases only while in compliance with such covenants. In the event of non-compliance, the banks and lending institutions could assume administrative control of the lease portfolio and could prohibit further sales under the short-term lease financing arrangements. During the period ended September 30, 2003, the Company was in compliance with the covenants.

Subsequent to March 2001, Financial Holding has not entered into any new lending arrangements. Furthermore, the Company does not anticipate that Financial Holding will enter any new lending arrangements. The remaining lease assets and associated short-term lease financing arrangements amortize through December 2005.

Summarized financial information of Financial Holding as of September 30, 2002 and 2003 and for the fiscal years ended September 30, 2001, 2002, and 2003 is as follows (in thousands):

	September 30,
	2002	2003
Investment in leases	$17,095	$6,520
Other assets	561	189

Total Assets	$17,656	$6,709

Notes payable	$16,997	$6,300
Other liabilities	367	80
Shareholder’s equity	292	329

Total Liabilities and Shareholder’s Equity	$17,656	$6,709

	Fiscal Year Ended September 30,
	2001	2002	2003
Lease revenue	$3,786	$2,329	$1,103
Interest expense	3,771	2,350	1,066

Net income (loss)	$15	$(21)	$37

A proposed accounting interpretation is being deliberated by the Financial Accounting Standards Board (“FASB”) which may result in the Company including the assets and liabilities (or some portion thereof) of Financial Holding in its financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those discussed below. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Software and Database Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established, which is typically evidenced by a completed program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Costs incurred related to the accumulation of data for the development of databases are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized using the straight-line method over the estimated economic life of the product not to exceed five years. The Company is required to (i) use professional judgment in determining whether software development costs meet the criteria for immediate expense or capitalization using the criteria described above and (ii) evaluate software and database development costs for impairment at each balance sheet date by comparing the unamortized capitalized costs to the net realizable value. The amount by which unamortized capitalized costs exceed the net realizable value of the asset is written off and recorded in results of operations during the period of such impairment. The net realizable value is the estimated future gross revenue from that product reduced by the estimated future costs of completing, maintaining, and disposing of the product.

Revenue Recognition

The Company derives revenue from software license fees and the sale of computer hardware, maintenance, and services. The Company utilizes written contracts as the means to establish the terms and conditions by which the Company’s licenses, products, maintenance and services are sold to its customers. Revenue from software license fees and from the sale of hardware products is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations remain, the fee is fixed and determinable and collection is probable. When several elements, including software, maintenance and services, are bundled and sold as a system to a customer the Company has established vendor-specific objective evidence of fair value for maintenance and services and has determined that such services are not essential to the functionality of the delivered software, the revenues from such multiple-element arrangements are allocated to each element based upon the residual method, whereby the fair value of the undelivered element of the contract is deferred. In those instances that include significant customization or modification of the software, contract accounting is applied to both the software and services elements of the arrangement. Where estimates of costs to complete and extent of progress are reasonably dependable, systems revenue from these software arrangements is recognized on a percentage-of-completion method with progress-to-completion measured based upon installation hours incurred. In other instances where costs or estimates are not dependable, systems revenue from these software arrangements is recognized at completion based upon the completed contract method.

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

Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective for financial instruments entered into or modified after May 31, 2003. This statement sets standards for classification and measurement of certain financial instruments. There was no material impact from the adoption of this statement on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective for contracts and hedging relationships entered into or modified after June 30, 2003. This statement clarifies when a contract meets the characteristic of a derivative. It will result in more consistent reporting of certain contracts as either derivatives or hybrid instruments. There was no material impact from the adoption of this statement on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires variable interest entities (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. FIN 46 also requires disclosures about VIE that a company is not required to consolidate but in which it has a significant variable interest. The provisions of this interpretation apply immediately to VIE created after January 31, 2003 and apply to existing VIE in the first fiscal year or interim period ending after December 15, 2003. The Company is currently assessing the application of FIN 46 as it relates to certain variable interests acquired before January 31, 2003, and any accounting impact will be reported in the fiscal 2004 financial statements. We are continuing to review our variable interest entities and the outcome of this review will determine whether there is a need to consolidate additional entities.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, effective for fiscal years ending after December 15, 2002. This statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also requires prominent disclosures about the method of accounting for stock-based employee compensation and its effect on reported results. There was no material impact from the adoption of this statement on the Company’s financial position or results of operations.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. There was no material effect from the provisions of Issue No. 00-21 on the Company’s consolidated results of operations, financial condition or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

At September 30, 2003, the Company had outstanding $157.0 million, including discount of $2.0 million, of Senior Notes, $17.5 million of Senior Subordinated Notes and no borrowings under the Amended and Restated Credit Agreement. The Senior Notes bear interest at a fixed rate of 10.5% and the Senior Subordinated Notes bear interest at a fixed rate of 9%. The Senior Notes and the Senior Subordinated Notes are not subject to changes in interest rates. The Amended and Restated Credit Agreement bears interest at floating rates.

Foreign Currency Risk

The majority of the Company’s operations are based in the U.S. and, accordingly, the majority of its transactions are denominated in U.S. dollars. However, the Company does have foreign based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, the Company has operations in Canada, the United Kingdom and Ireland and conducts transactions in the local currency of each location.

The Company monitors its foreign currency exposure and, from time to time, may attempt to reduce its exposure through hedging. At September 30, 2003, the Company had no foreign currency contracts outstanding.

Item 8. Financial Statements and Supplementary Data.

Activant Solutions Inc.

Audited Consolidated Financial Statements

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors

Activant Solutions Inc.

We have audited the accompanying consolidated balance sheets of Activant Solutions Inc. as of September 30, 2002 and 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity (deficit), and cash flows for each of the three years in the period ended September 30, 2003. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Activant Solutions Inc. at September 30, 2002 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Austin, Texas

December 3, 2003

ACTIVANT SOLUTIONS INC.

Consolidated Balance Sheets

(In thousands, except share data)

	September 30,
	2002	2003
Assets
Current assets:
Cash and cash equivalents	$398	$10,215
Trade accounts receivable, net of allowance for doubtful accounts of $6,751 and $7,748	29,013	40,152
Inventories, net	3,055	3,546
Investment in leases, net	2,820	2,115
Deferred income taxes	8,303	10,527
Prepaid income taxes	—	3,587
Prepaid expenses and other current assets	3,447	2,485

Total current assets	47,036	72,627

Service parts, net	1,780	1,520
Property and equipment, net	6,480	5,748
Long-term investment in leases	4,468	1,854
Capitalized computer software costs, net	10,257	7,711
Databases, net	12,094	7,672
Goodwill	87,159	87,159
Other assets	16,513	17,994

Total assets	$185,787	$202,285

Liabilities and stockholder’s equity (deficit)
Current liabilities:
Accounts payable	$8,095	$9,679
Payroll related accruals	13,564	14,860
Deferred revenue	12,529	15,870
Current portion of long-term debt	8,828	310
Accrued income taxes	3,969	—
Accrued expenses and other current liabilities	8,940	10,694

Total current liabilities	55,925	51,413

Long-term debt	129,169	172,990
Deferred tax liabilities and other liabilities	15,546	14,544

Total liabilities	200,640	238,947

Stockholder’s equity (deficit):
Common Stock:
Par value $0.01; authorized, issued and outstanding 1,000 at September 30, 2002 and 2003	—	—
Additional paid-in capital	113,155	83,155
Retained deficit	(127,236)	(119,421)
Other accumulated comprehensive income (loss):
Cumulative translation adjustment	(772)	(396)

Total stockholder’s equity (deficit)	(14,853)	(36,662)

Total liabilities and stockholder’s equity (deficit)	$185,787	$202,285

See accompanying notes.

ACTIVANT SOLUTIONS INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands)

	Year Ended September 30,
	2001	2002	2003
Revenues:
Systems	$52,730	$59,196	$67,435
Services and Finance	158,305	159,509	154,111

Total revenues	211,035	218,705	221,546

Cost of revenues:
Systems	33,832	38,030	40,171
Services and finance	79,911	73,734	71,606

Total cost of revenues	113,743	111,764	111,777

Gross profit	97,292	106,941	109,769

Operating expenses:
Sales and marketing	39,491	33,909	31,961
Product development	17,470	17,435	16,997
General and administrative	26,166	26,420	27,406
Goodwill amortization	10,589	—	—

Total operating expenses	93,716	77,764	76,364

Operating income	3,576	29,177	33,405
Interest expense	(17,804)	(14,054)	(14,782)
Expenses related to debt refinancing	—	—	(6,313)
Foreign exchange loss	(108)	(120)	(36)
Equity loss in affiliate	(611)	(552)	(611)
Gain on sale of assets	—	211	—
Other income, net	72	581	503

Income (loss) before income taxes	(14,875)	15,243	12,166
Income tax expense (benefit)	(1,932)	5,875	4,351

Net income (loss)	$(12,943)	$9,368	$7,815

Comprehensive income (loss):
Net income (loss)	$(12,943)	$9,368	$7,815
Foreign currency translation adjustment	(108)	491	376

Comprehensive income (loss)	$(13,051)	$9,859	$8,191

See accompanying notes.

ACTIVANT SOLUTIONS INC.

Consolidated Statements of Stockholder’s Equity (Deficit)

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Other Accumulated Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, September 30, 2000	1,000	$—	$113,155	$(123,661)	$(1,155)	$(11,661)
Foreign currency translation adjustments	—	—	—	—	(108)	(108)
Net loss	—	—	—	(12,943)	—	(12,943)

Balance, September 30, 2001	1,000	—	113,155	(136,604)	(1,263)	(24,712)
Foreign currency translation adjustments	—	—	—	—	491	491
Net income	—	—	—	9,368	—	9,368

Balance, September 30, 2002	1,000	—	113,155	(127,236)	(772)	(14,853)
Foreign currency translation adjustments	—	—	—	—	376	376
Net income	—	—	—	7,815	—	7,815
Dividend to parent	—	—	(30,000)	—	—	(30,000)

Balance, September 30, 2003	1,000	$—	$83,155	$(119,421)	$(396)	$(36,662)

See accompanying notes.

ACTIVANT SOLUTIONS INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended September 30,
	2001	2002	2003
Operating activities
Net income (loss)	$(12,943)	$9,368	$7,815
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,727	6,852	6,804
Amortization	23,449	12,477	15,964
Deferred income taxes	(3,052)	550	(1,261)
Equity loss from affiliate	611	552	611
Equity gain from partnerships	(331)	(215)	(154)
Write-off of prior debt issuance costs	—	—	4,063
Lease loss provision	5,573	2,635	(1,520)
Provision for doubtful accounts	8,881	8,643	8,057
Gain on sale of assets	—	(211)	—
Other, net	(108)	474	372
Changes in assets and liabilities:
Trade accounts receivable	(9,846)	(1,977)	(19,196)
Inventories	1,395	11	(491)
Investment in leases	(1,152)	2,433	4,839
Prepaid expenses and other assets	2,803	3,416	(1,270)
Accounts payable	(1,250)	(1,363)	1,584
Deferred revenue	205	376	3,341
Accrued expenses and other liabilities	(2,625)	3,386	(2,889)

Net cash provided by operating activities	20,337	47,407	26,669

Investing activities
Purchase of property and equipment	(3,104)	(4,293)	(3,733)
Property and equipment sale proceeds	—	874	—
Capitalized computer software costs and databases	(9,963)	(7,098)	(7,052)
Purchase of service parts	(2,608)	(1,770)	(1,740)
Equity distributions from partnerships	326	142	82
Acquisition of other assets	—	—	(2,203)

Net cash used in investing activities	(15,349)	(12,145)	(14,646)

Financing activities
Proceeds from debt facility	36,130	3,000	1,210
Proceeds from long-term debt	—	—	154,946
Debt issuance cost	—	—	(7,509)
Payment on debt facility	—	—	(38,302)
Payment on long-term debt facility	(37,900)	(41,761)	(82,551)
Dividend to parent	—	—	(30,000)

Net cash used in financing activities	(1,770)	(38,761)	(2,206)

Change in cash and cash equivalents	3,218	(3,499)	9,817
Cash and cash equivalents, beginning of period	679	3,897	398

Cash and cash equivalents, end of period	$3,897	$398	$10,215

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16,142	$12,907	$12,581
Income taxes	$843	$1,885	$13,373

See accompanying notes.

ACTIVANT SOLUTIONS INC.

Notes to Consolidated Financial Statements

September 30, 2003

Note 1. Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Activant Solutions Inc. (formerly known as Cooperative Computing, Inc.) (the “Company”) is a leading provider of business management solutions designed for companies with complex products in high-service distribution environments (complex distribution environments or “CDE”). The Company’s solutions are designed to improve the operating efficiency and profitability of manufacturers, distributors, retailers and service providers through enhanced business management and information. The Company’s business management solutions include advanced software, professional services, content, supply chain connectivity and analytics. The Company believes that the value added nature of its products and services, its strong customer relationships, its comprehensive solutions and the significant risks and costs associated with switching systems provide it with a stable customer base and a receptive market for new product offerings. Development and assembly facilities are located in Austin, Texas; Livermore, California; and Denver, Colorado. Principal markets are located in the United States, Canada, United Kingdom, Ireland and France.

Activant Solutions Inc. is a wholly owned subsidiary of Activant Solutions Holdings Inc. (“Holding”). Holding has no assets or liabilities other than (1) its investment in its wholly owned subsidiary Activant Solutions Inc. and (2) its Redeemable Class A Common Stock, the net proceeds of which were contributed in full to Activant Solutions Inc.

The consolidated financial statements include the accounts of Activant Solutions Inc. and its wholly owned subsidiaries. Investments in joint ventures and other subsidiaries in which the Company has between a 20 percent and 50 percent equity ownership are reflected using the equity method. All intercompany accounts and transactions have been eliminated.

Cash Equivalents

The Company considers all investments with maturities of three months or less when purchased to be cash equivalents.

Inventories

Inventories primarily consist of purchased parts and finished goods. Inventories are stated at the lower of cost (first-in, first-out method) or market and include amounts which ultimately may be transferred to equipment or service parts. Inventories are recorded net of valuation reserves of $1.1 million and $0.9 million at September 30, 2002 and September 30, 2003, respectively.

Service Parts

Service parts used for servicing installed equipment are stated at cost and are depreciated over a period not exceeding two years using the straight-line method. Accumulated depreciation was $13.2 million and $11.3 million at September 30, 2002 and 2003, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets (two to ten years). Leasehold improvements are amortized using the straight-line method over the life of the lease or the estimated useful life, whichever is shorter.

Leases

At the inception of a lease, the gross lease receivable, the reserve for potential losses, the estimated residual value of the leased equipment and the unearned lease income are recorded. The unearned lease income represents the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment leased. Certain initial direct costs incurred in consummating the leases, included in the investment in leases, are amortized over the life of the lease. Lease receivables sold pursuant to agreements with banks or lending institutions prior to March 31, 2001 that met the sales criteria of Statement of Financial Accounting Standards (“SFAS”) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities were removed from the balance sheet and the gains were reflected in operations. In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaced SFAS No. 125 and was effective for transactions after March 31, 2001. Leases refinanced after this date and the related debt are reflected on the balance sheet.

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

Databases

Database development costs consist primarily of direct labor costs associated with the accumulation of data received from auto parts manufacturers and the conversion of that information to an electronic format. Costs are amortized using the straight-line method over the approximate life cycle of the data (18 to 36 months). Management assesses the recoverability of its database costs periodically based principally upon comparison of the net book value of the asset to the expected future revenue stream to be generated by the asset. If management finds evidence of asset impairment, its net book value is adjusted to its fair value. Amortization of databases is included in services and finance cost of revenues.

Deferred Financing Costs

Financing costs are deferred and amortized to interest expense using the straight-line method over the terms of the related debt. Amortization of such costs for the years ended September 30, 2001, 2002, and 2003 totaled approximately $1.1 million, $1.0 million, and $1.3 million, respectively.

Other Intangibles

Goodwill represents the excess of cost over the fair value of assets acquired. The Company adopted SFAS No. 142 as of October 1, 2001 and no longer amortizes goodwill. Trademarks and tradenames, which are included in other assets, are amortized over 15 years. Amortization of other intangibles is included in general and administrative expense. Amortization of such costs for the years ended September 30, 2001, 2002, and 2003 totaled approximately $12.8 million, $0.9 million and $0.9 million, respectively.

Long-Lived Assets

The Company periodically reviews the carrying amounts of property, plant, and equipment, identifiable intangible assets and excess of cost over fair value of net assets acquired, either in the normal course of business or through acquisition, to determine whether current events or circumstances, as defined in SFAS No. 144,, Accounting for the Impairment or Disposal of Long-Lived Assets, warrant adjustments to such carrying amounts by considering, among other things, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows. At this time, future cash inflows exceed the carrying value of the asset; thus, no impairment loss has been recognized. Management reviews the valuation and amortization periods of excess of cost over fair value of net assets acquired on a periodic basis, taking into consideration any events or circumstances which might result in diminished fair value or revised useful life. No events or circumstances have occurred to warrant a diminished fair value or reduction in the useful life of excess of cost over fair value of net assets acquired.

Revenue Recognition

The Company derives revenue from software license fees and the sale of computer hardware, maintenance, and services. The Company utilizes written contracts as the means to establish the terms and conditions by which the Company’s licenses, products, maintenance and services are sold to its customers.

Revenue from software license fees and from the sale of hardware products is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations remain, the fee is fixed and determinable and collection is probable.

When several elements, including software, maintenance and services, are bundled and sold as a system to a customer, the Company has established vendor-specific objective evidence of fair value for maintenance and services and has determined that such services are not essential to the functionality of the delivered software, the revenues from such multiple-element arrangements are allocated to each element based upon the residual method, whereby the fair value of the undelivered element of the contract is deferred. In those instances that include significant customization or modification of the software, contract accounting is applied to both the software and services elements of the arrangement. Where estimates of costs to complete and extent of progress are reasonably dependable, systems revenue from these software arrangements is recognized on a percentage-of-completion method with progress-to-completion measured based upon installation hours incurred. In other instances where costs or estimates are not dependable, systems revenue from these software arrangements is recognized at completion based upon the completed contract method.

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

The Company’s long-term debt consists of obligations with both variable and fixed interest rates. The carrying value of debt obligations with variable interest rates is considered to approximate fair value. The estimated fair value of debt obligations with fixed interest rates is based on the quoted market prices for such debt obligations. The estimated fair value of total long-term debt at September 30, 2003 with a carrying value of $17.5 million is $17.0 million. The estimated fair value of total long-term debt at September 30, 2003 with a carrying value of $155.0 million, net of discount, is $167.4 million.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain Risks and Concentrations

The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. Most of the Company’s customers are in the automotive aftermarket, hardware and lumber industries.

No customer accounted for more than 10% of the Company’s revenues during the years ended September 30, 2001, 2002 and 2003.

Pursuant to agreements with banks and lending institutions for the sale of lease receivables, the Company is contingently liable for losses in the event of lessee nonpayment up to stated recourse limits. At September 30, 2003, the maximum stated contingent liability for leases sold was $3.3 million.

Foreign Currency

Assets and liabilities of subsidiary operations denominated in foreign currencies are translated at the year-end rates of exchange and the income statements have been translated at the average rates of exchange for the year. Local currencies are considered to be the functional currencies.

Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective for financial instruments entered into or modified after May 31, 2003. This statement sets standards for classification and measurement of certain financial instruments. There was no material impact from the adoption of this statement on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective for contracts and hedging relationships entered into or modified after June 30, 2003. This statement clarifies when a contract meets the characteristic of a derivative. It will result in more consistent reporting of certain contracts as either derivatives or hybrid instruments. There was no material impact from the adoption of this statement on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires variable interest entities (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. FIN 46 also requires disclosures about VIE that a company is not required to consolidate but in which it has a significant variable interest. The provisions of this interpretation apply immediately to VIE created after January 31, 2003 and apply to existing VIE in the first fiscal year or interim period ending after December 15, 2003. The Company is currently assessing the application of FIN 46 as it relates to certain variable interests acquired before January 31, 2003, and any accounting impact will be reported in the fiscal 2004 financial statements. We are continuing to review our variable interest entities and the outcome of this review will determine whether there is a need to consolidate additional entities.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, effective for fiscal years ending after December 15, 2002. This statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also requires prominent disclosures about the method of accounting for stock-based employee compensation and its effect on reported results. There was no material impact from the adoption of this statement on the Company’s financial position or results of operations.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. There was no material effect from the provisions of Issue No. 00-21 on the Company’s consolidated results of operations, financial condition or cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.

Note 2. Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,
	2002	2003
Furniture and equipment	$28,068	$31,280
Buildings and leasehold improvements	1,419	1,665

Gross property and equipment	29,487	32,945
Less accumulated depreciation	(23,007)	(27,197)

Net property and equipment	$6,480	$5,748

Note 3. Investment in Leases

Prior to June 2001, the Company, through its wholly owned finance subsidiary and special purpose entity, originated leases of hardware and software products to customers under direct financing leases. Lease receivables are generally due in monthly installments over a period of up to five years. The remaining investment in leases is calculated as follows (in thousands):

	September 30,
	2002	2003
Total minimum lease payments receivable	$9,472	$4,951
Allowance for doubtful accounts	(1,454)	(900)
Initial direct costs	110	45
Estimated unguaranteed residual value	1,175	905

Gross investment in leases	9,303	5,001
Unearned income	(2,067)	(1,045)
Leases pending acceptance	52	13

Total investment in leases	7,288	3,969
Short-term investment in leases	(2,820)	(2,115)

Long-term investment in leases	$4,468	$1,854

A substantial portion of the lease receivables was sold prior to maturity. Accordingly, a schedule of maturities for the next five years is not indicative of future cash collections. The vast majority of the Company’s customers are in the automotive aftermarket, the hardware and lumber industries.

Note 4. Lease Receivables

Historically, the Company has sold lease receivables via short term lending agreements with banks and other financial institutions. At the time of sale, the Company records the newly created servicing liabilities (lease servicing obligation and recourse obligation) at their net present value, which is considered their estimated fair value. Gains resulting from the sale of lease receivables are reflected in finance revenue, and were $77,000, zero and zero in 2001, 2002 and 2003, respectively. No lease receivables were sold in 2002 or 2003. The fair value of the lease servicing liability is based upon the present value of the costs required to continue to service the leases sold for the remainder of the lease term.

The lease financing agreements contain restrictive covenants which allow the Company to sell leases only while in compliance with such covenants. In the event of noncompliance, the banks and lending institutions could assume administrative control (servicing) of the lease portfolio. During the year ended September 30, 2003, the Company was in compliance with the covenants.

Pursuant to the agreements, the Company is contingently liable for losses in the event of lessee nonpayment up to stated recourse limits and full recourse on lease receivables discounted that did not meet the bank or lending institutions’ credit guidance. At September 30, 2003, the Company had $442,000 of lease receivables discounted that are subject to the full recourse provision. The Company repurchased $3.3 million and $1.1 million of lease receivables subject to recourse provisions during 2001 and 2002, respectively. Proceeds, including discounting gains, from the sales of lease receivables were approximately $6 million in 2001.

At September 30, 2003, the maximum stated contingent liability for leases sold was $3.3 million. The stated contingent liability is fixed as a percentage of the original financed amount and decreases as obligations are met under the contingent liability but does not proportionally decrease as the financed amount decreases. The Company provides for the fair value of the recourse obligation based upon an analysis that considers, among other things, the remaining size of the financed leases versus the initial financing amount, the credit worthiness of the lease receivable, the recourse provision the lease receivable is subject to, and the Company’s historical experience which includes loss recoveries through resale of repossessed systems. The Company provides for the fair value of the lease servicing obligation based upon an analysis that considers, among other things: the quantity of sold leases that are being serviced, the time and cost associated with administration of leases, and the Company’s historical experience relating to the length of time leases generally are outstanding. The average discount rate in 2001 was approximately 13%. No leases were discounted in 2002 or 2003.

Activity in the servicing and recourse obligation liability accounts (recorded in other liabilities in the Company’s balance sheet) is as follows (in thousands):

	Lease Servicing Obligation	Recourse Obligation
Balance at September 30, 2001	$833	$5,950
Lease loss provision	9	2,635
Recoveries	—	795
Charges and write-offs	(403)	(3,891)

Balance at September 30, 2002	$439	$5,489
Lease loss provision	3	(1,520)
Recoveries	—	542
Charges and write-offs	(300)	(1,341)

Balance at September 30, 2003	$142	$3,170

The following table presents quantitative information regarding the aggregate lease portfolio, which includes delinquencies and net credit losses (in thousands):

	Total Principal Amount of Leases		Principal Amount of Leases 60 Days or More Past Due		Average Balances		Net Credit Losses
	At September 30,				During the Year
	2002	2003	2002	2003	2002	2003	2002	2003
Total Portfolio	$31,323	$12,504	$1,800	$778	$46,611	$21,913	$3,096	$799

Less: Loans Securitized	21,851	7,553			34,166	14,702

Loans Held in Portfolio	$9,472	$4,951			$12,445	$7,211

Note 5. Capitalized Computer Software Costs

	Year Ended September 30,
	2002	2003
	(In thousands)
Beginning balance	$12,927	$10,257
Capitalized computer software costs	1,513	2,575
Acquisition of software	—	383
Amortization of computer software costs	(4,183)	(5,504)

Ending balance	$10,257	$7,711

Note 6. Databases

	Year Ended September 30,
	2002	2003
	(In thousands)
Beginning balance	$12,350	$12,094
Capitalized database costs	5,585	4,477
Amortization of databases	(5,841)	(8,899)

Ending balance	$12,094	$7,672

Note 7. Goodwill and Other Intangibles

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. SFAS No. 142 provides that separable intangible assets that have finite lives will continue to be amortized over their useful lives and that goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed for impairment annually, or more frequently if impairment indicators arise. The Company has identified two reporting units, the Automotive Group, and the Industry Solutions Group, for goodwill impairment testing. There was no impairment of goodwill during fiscal 2002 or 2003.

Net income (loss) for the fiscal years ended September 30, 2001, 2002 and 2003 adjusted to exclude amortization expense (net of income taxes) is as follows (in thousands):

	Year Ended September 30,
	2001	2002	2003
Reported net income (loss)	$(12,943)	$9,368	$7,815
Goodwill amortization, net of tax	10,589	—	—

Adjusted net income (loss)	$(2,354)	$9,368	$7,815

An examination on the 1997 federal income tax returns was concluded during the first quarter of fiscal 2002. As a result, certain income tax uncertainties were resolved and the Company adjusted its tax liabilities by $13.5 million. As these uncertainties related to the Triad Systems acquisition in 1997 the associated goodwill was also reduced.

The gross carrying amount related to trademarks and tradenames at September 30, 2002 and 2003 was $15.0 million while the associated accumulated amortization balance at September 30, 2002 and 2003 was $7.7 million and $8.6 million, respectively. The related amortization expense was $0.9 million for the years ended September 30, 2002 and 2003. Estimated amortization expense for the next five fiscal years is approximately $0.9 million in 2004, and $0.8 million in 2005, 2006, 2007, and 2008.

Note 8. Debt

	Year Ended September 30,
	2002	2003
	(In thousands)
Senior Notes, net of discount	$—	$155,013
Senior Subordinated Notes	100,000	17,476
Term Loan Facility	34,289	—
Revolving Credit Facility	2,500	—
Other	1,208	811

Total Debt	137,997	173,300
Current portion	(8,828)	(310)

Long-term debt	$129,169	$172,990

In June 2003, the Company consummated a private placement offering (the “Senior Notes Offering”) of $155.0 million, net of discount of $2.0 million, of 10.5% Senior Notes due 2011 (the “Senior Notes”) that were issued subject to an exchange and registration rights agreement. On November 17, 2003, the Company completed its exchange offer for its Senior Notes. All of the existing Senior Notes were exchanged for identical 10.5% Senior Notes that were registered with the Securities and Exchange Commission. With the proceeds from the Senior Notes, the Company repurchased $82.5 million of its Senior Subordinated Notes (defined below), repaid its outstanding term loan facility of $33.0 million, issued a $30.0 million dividend to its parent company and purchased for $1.8 million outstanding common stock in Internet Autoparts, Inc. that was held by the Company’s majority shareholder.

Interest on the Senior Notes is payable semiannually on June 15 and December 15. The Senior Notes are redeemable in whole or in part at the option of the Company on or after June 15, 2007 at the redemption prices (expressed as a percentage of the principal amount) of 105.25% in 2007, 103.5% in 2008, 101.75% in 2009 and 100% in 2010 and thereafter. In addition, on or prior to June 15, 2006, the Company will be able to redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of one or more private or public equity offerings at a redemption price equal to 110.5% of the principal amount to be redeemed, together with accrued and unpaid interest, if any, to the date of redemption, provided that at least 65% of the originally issued aggregate principal amount of the Senior Notes remained outstanding after each such redemption. Upon the occurrence of a change of control, as defined by the Senior Notes indenture, the Company will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount thereof, together with the accrued and unpaid interest, if any.

In 1998, the Company consummated a private placement offering of $100 million of 9% Senior Subordinated Notes due 2008 that were issued subject to an exchange and registration rights agreement. The Company subsequently exchanged those notes for identical registered 9% Senior Subordinated Notes due 2008 (the “Senior Subordinated Notes”).

Interest on the Senior Subordinated Notes is payable semiannually on February 1 and August 1. The Senior Subordinated Notes are redeemable in whole or in part at the option of the Company on or after February 1, 2003 at the redemption prices (expressed as a percentage of the principal amount) of 104.5% in 2003, 103% in 2004, 101.5% in 2005 and 100% in 2006 and thereafter. Upon the occurrence of a change of control, as defined by the Senior Subordinated Notes indenture, the Company will be required to make an offer to repurchase the Senior Subordinated Notes at a price equal to 101% of the principal amount thereof, together with the accrued and unpaid interest, if any.

Concurrently with the consummation of the Senior Notes Offering the Company amended and restated its credit agreement by entering into a new $15 million senior credit facility (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement includes letters of credit up to a $5.0 million maximum and matures in June 2006.

The new senior credit facility bears interest at the Company’s option either at (i) a margin of 2.5% applied to the greater of lenders Prime Rate, the base CD rate plus 1% and the Federal Funds Rate plus 0.5% or (ii) the euro rate plus 3.5%. Lower margins may become available upon the attainment of certain financial ratios. Interest on base rate loans is payable quarterly, and interest on euro loans is payable at the end of the applicable interest period or every three months in the case of interest periods in excess of three months. A commitment fee ranging from 0.375% to 0.5% per annum is charged on unused revolving loans and is payable quarterly in arrears. The commitment fee at September 30, 2003 was 0.5%.

In connection with the letters of credit in the Amended and Restated Credit Agreement, the Company is required to pay a letter of credit commission fee equal to 2.25% per annum on the amount of the letters of credit outstanding. Each letter of credit bears a fee equal to 2.25%. As of September 30, 2003, there were two letters of credit outstanding in the amount of $465,000.

Substantially all of the assets of the Company and its subsidiaries are pledged as collateral on the Amended and Restated Credit Agreement. The Senior Notes are general, unsecured obligations of the Company and are senior in right of payment to the Senior Subordinated Notes and are guaranteed by certain subsidiaries of the Company as disclosed in Note 15. The Senior Subordinated Notes are general, unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company.

The terms of the Amended and Restated Credit Agreement restrict certain activities of the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. The Company must also meet certain tests relating to financial amounts and ratios defined in the agreement. As of September 30, 2003, the company was in compliance with the financial amounts and ratios as defined in the agreement and measured quarterly.

After March 31, 2001, the Company sold a total of $1.6 million in lease receivables through two transactions to a lending institution. In accordance with SFAS No. 140 as discussed in note 1 to the financial statements, the lease receivable and the note payable have remained on the Company’s balance sheet. The notes bear interest that is payable monthly at 10% per annum. The notes mature beginning May 2002 through July 2006.

Contractual maturities of debt, net of discount and exclusive of interest, are as follows (in thousands):

2004	$310
2005	311
2006	190
2007	—
2008	17,476
Thereafter	155,013

Note 9. Income Taxes

Significant components of the income tax expense (benefit) attributable to continuing operations are as follows (in thousands):

	Year Ended September 30,
	2001	2002	2003
Current:
Federal	$62	$3,017	$3,865
State	382	1,434	1,315
Foreign	676	874	432

Total Current	1,120	5,325	5,612

Deferred:
Federal	(2,438)	506	(1,340)
State	(307)	63	(167)
Foreign	(307)	(19)	246

Total Deferred	(3,052)	550	(1,261)

Income tax expense (benefit)	$(1,932)	$5,875	$4,351

The provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following (in thousands):

	Year Ended September 30,
	2001	2002	2003
Income tax expense (benefit) at U.S. statutory income tax rate	$(5,065)	$5,335	$4,258
State taxes, net of U.S. income tax expense (benefit)	(288)	932	855
Permanent differences	3,169	315	265
Tax credits and other	252	(707)	(1,027)

Income tax expense (benefit)	$(1,932)	$5,875	$4,351

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes are as follows (in thousands):

	September 30,
	2002	2003
Deferred tax assets:
Inventory and sales return reserves	$4,709	$3,888
Accrued expenses	2,015	1,949
Deferred income	4,699	5,529
Tax carryforwards	2,446	277
Depreciation	3,750	2,904
Bad debts and other	1,675	2,488

Total deferred tax assets	19,294	17,035

Deferred tax liabilities:
Direct financing leases	(7,011)	(5,069)
Fixed and intangible assets	(9,643)	(8,287)
Other	(316)	(94)

Total deferred tax liabilities	(16,970)	(13,450)
Valuation allowance for tax assets	—	—

Net deferred tax assets	$2,324	$3,585

As of September 30, 2003, the Company has no remaining federal net operating loss carryforwards. At September 30, 2003, the Company had business tax credit carryforwards of approximately $277,000. The business tax credits carry forward indefinitely. Utilization of the tax credit carryforwards may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of tax credit carryforwards before utilization.

Substantially all of the Company’s operating income was generated from domestic operations during 2003. Undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and/or state income taxes has been provided thereon.

Note 10. Common Stock Option Plan

Holding, the Company’s parent company, has developed stock option plans for the purpose of granting stock options to employees and key individuals associated with the Company.

During 1998, Holding adopted the Activant Solutions Holdings Inc. 1998 Stock Option Plan. The Plan provides for the grant of incentive and non-qualified stock options to employees and key individuals associated with the Company. The option price may not be less than the fair market value at the date of grant as set by Holding’s Board of Directors from time to time. Options vest in varying amounts over a six year period and expire ten years from the date of the grant.

During March 2000, Holding adopted the Activant Solutions Holdings Inc. 2000 Stock Option Plan. The Plan provides for the grant of incentive and non-qualified stock options to employees and key individuals associated with the Company. The option price may not be less than the fair market value at the date of grant as set by Holding’s Board of Directors from time to time. Options vest in varying amounts over a period up to five years and expire ten years from the date of the grant.

During 2001, Holding adopted the Activant Solutions Holdings Inc. 2001 Broad Based Stock Option Plan. The plan provides for the grant of incentive and non–qualified stock options to employees associated with the Company. The option price may not be less than the fair market value at the date of grant as set by Holding’s Board of Directors from time to time. Options vest in varying amounts over a period up to five years and expire ten years from the date of the grant.

In 2001, a Stock Option Bonus program was adopted by Holding which protects options from dilution caused by the accretion of Holding’s Class A Common Stock.

Options vest in varying amounts over a five year period and expire ten years from the date of the grant. Information on Holding’s stock option activity is as follows:

	Total	1998 Option Plan		2000 Option Plan		2001 Option Plan
	Total Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Total options outstanding at September 30, 2000	6,269,200	2,729,700	$5.00	3,539,500	$1.00	—	$—
Options granted	666,500	—	—	462,650	1.00	203,850	1.00
Options forfeited	(807,725)	(386,450)	5.00	(400,400)	1.00	(20,875)	1.00
Options exercised	—	—	—	—	—	—	—

Total options outstanding at September 30, 2001	6,127,975	2,343,250	5.00	3,601,750	1.00	182,975	1.00
Options granted	882,550	—	—	834,500	1.00	48,050	1.00
Options forfeited	(576,650)	(181,850)	5.00	(366,950)	1.00	(27,850)	1.00
Options exercised	—	—	—	—	—	—	—

Total options outstanding at September 30, 2002	6,433,875	2,161,400	5.00	4,069,300	1.00	203,175	1.00
Options granted	870,350	—	—	817,700	2.42	52,650	2.32
Options forfeited	(421,050)	(79,500)	5.00	(318,450)	1.05	(23,100)	1.13
Options exercised	—	—	—	—	—	—	—

Total options outstanding at September 30, 2003	6,883,175	2,081,900	$5.00	4,568,550	$1.25	232,725	$1.29

The following is a summary of Holding’s options outstanding and exercisable as of September 30, 2003:

	Range of Exercise Prices	Number of Shares Subject to Options Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares Subject to Options Exercisable	Weighted- Average Exercise Price
1998 Option Plan	$5.00	2,081,900	5.2	$5.00	1,754,539	$5.00
2000 Option Plan	1.00 and 2.50	4,568,550	7.3	1.25	3,188,817	1.00
2001 Option Plan	1.00 and 2.50	232,725	7.6	1.29	—	—

Combined Option Plans	$1.00 and $5.00	6,883,175	6.6	$2.39	4,943,356	$2.42

The Company uses the intrinsic value method in accounting for employee stock options. Because the exercise price of the employee stock options is greater than or equal to the market price of the underlying stock, as determined by Holding’s Board of Directors, on the date of grant, no compensation expense is recognized.

Pro forma information regarding net loss is shown below as if the Company has accounted for its employee stock options granted under the fair value method prescribed by SFAS No. 123. The fair value of these options was estimated at the date of grant using the minimum value option pricing model with the following assumptions for the year ended September 30, 2003.

	Year Ended September 30,
	2001	2002	2003
Risk-free interest rate	6%	4%	4.27%
Weighted-average expected life of the options	5 years	5 years	6.61 years
Dividend rate	0%	0%	0%
Assumed volatility	0%	0%	0%
Per annum turnover	—	—	4.29%

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands):

	Year Ended September 30,
	2001	2002	2003
Pro forma stock-based compensation expense	$481	$353	$237
Pro forma net income (loss)	(13,424)	9,015	7,578

The weighted average fair value of options granted during the year ended September 30, 2003 was $0.66.

Note 11. Savings and Investment Plans

The Company has a savings and investment plan known as the Activant Solutions Inc. Savings and Investment Plan (the “Plan”) as allowed under Sections 401(k) and 401(a) of the Internal Revenue Code. The Plan provides employees with tax deferred salary deductions and alternative investment options. Employees are eligible to participate the first day of hire and are able to apply for and secure loans from their account in the Plan.

The Plan provides for contributions by the Company as determined annually by the Board of Directors. The Company matches 50% of the first 6% of compensation contributed by each employee and the deferred amount cannot exceed 25% of the annual aggregate salaries of those employees eligible for participation. Highly compensated executive participants are limited to a maximum of 10%. Contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants and amounted to $1.6 million, $1.4 million, and $1.5 million in 2001, 2002, and 2003, respectively.

Note 12. Commitments and Contingencies

Guarantees

The Company has guaranteed certain automobile lease agreements of its European subsidiaries. At September 30, 2003, these guarantees were approximately $33,000. No material loss is anticipated by reason of such agreements and guarantees.

Operating Leases

The Company rents office facilities and certain office equipment under non-cancelable operating lease agreements. Certain lease agreements contain renewal options and rate adjustments. Rental expense related to all operating leases was $10.1 million, $8.3 million, and $7.1 million in 2001, 2002, and 2003, respectively. Future minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

2004	$4,672
2005	4,292
2006	2,967
2007	1,734
2008	1,605
Thereafter	5,113

Legal Matters

The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the resolution of these matters will not have a material adverse effect on the Company’s results of operations or financial position.

Note 13. Related Party Transactions

In February 1997, the Company entered into a ten-year Monitoring and Oversight Agreement with an affiliate, pursuant to which the Company will pay the affiliate an annual fee for services provided to the Company. The fee is due in quarterly installments, and upon the acquisition of another business by the Company, the minimum fee is increased by an amount equal to 0.2% of the consolidated annual net sales of the acquired entity for the trailing twelve-month period. Cash paid in fiscal 2001, 2002 and 2003 was $484,471, $303,000, and $384,000, respectively.

As of September 30, 2003, the Company owns approximately 47.5% of Internet Autoparts, Inc. (“IAP”), a Web-based parts ordering and communication company. In February 2001, Activant Solutions Inc. received $1.96 million from IAP, which represented Activant Solutions Inc.’s estimate of a year’s worth of services being performed on behalf of IAP. In September 2001, Activant Solutions Inc. returned $318,790 of unused funds to IAP. In May 2002, the Company settled the final account with IAP which resulted in a payment of $506,897 from Activant Solutions Inc. to IAP. On June 27, 2003, the Company purchased outstanding common stock in IAP that was held by the Company’s majority shareholder for $1.8 million, which represented the cost basis in the stock.

The Company, as general partner, owns an approximate 20% interest in four separate partnerships with certain major customers. The Company provides management information systems and services to these partnerships. During 2001, 2002, and 2003, the Company recorded service revenue from these partnerships of $3.9 million, $4.0 million, and $3.9 million, respectively. During 2001, 2002, and 2003, the Company recorded investment income from these partnerships of $287,000, $302,000, and $271,000, respectively. At September 30, 2003 the Company had outstanding payables to the partnerships of $298,000.

Note 14. Segment Reporting

The Company’s business operations are organized into the Automotive Group and the Industry Solutions Group, as shown below. Additionally, a breakdown by geographic area of total revenues and total assets is disclosed. The Americas geographic area covers the U.S. and Canada. The Europe geographic area covers the United Kingdom, Ireland and France (in thousands).

	Year Ended September 30,
	2001	2002	2003
Systems Revenues:
Automotive Group	$20,217	$20,763	$18,969
Industry Solutions Group	32,513	38,433	48,466

Total systems revenues	52,730	59,196	67,435

Services and finance revenues:
Automotive Group	99,130	98,597	97,131
Industry Solutions Group	59,175	60,912	56,980

Total Services and finance revenues	158,305	159,509	154,111

Systems costs of revenues:
Automotive Group	15,030	15,454	15,256
Industry Solutions Group	18,802	22,576	24,915

Total systems cost of revenues	33,832	38,030	40,171

Services and finance cost of revenues
Automotive Group	49,303	44,474	40,090
Industry Solutions Group	30,608	29,260	31,516

Total services and finance cost of revenues	79,911	73,734	71,606

Sales and marketing:
Automotive Group	21,988	15,691	13,621
Industry Solutions Group	17,503	18,218	18,340

Total sales and marketing	39,491	33,909	31,961

Product development:
Automotive Group	13,709	13,743	12,730
Industry Solutions Group	3,761	3,692	4,267

Total product development	17,470	17,435	16,997

General and administrative	26,166	26,420	27,406
Goodwill amortization	10,589	—	—
Interest expense	(17,804)	(14,054)	(14,782)
Expenses related to debt refinancing	—	—	(6,313)
Other income, net	(647)	120	(144)

Income (loss) before income taxes	$(14,875)	$15,243	$12,166

Revenues:
Americas	$205,780	$213,111	$215,458
Europe	5,255	5,594	6,088

Total revenues	$211,035	$218,705	$221,546

Assets:
Americas	$217,554	$181,136	$198,583
Europe	5,233	4,651	3,702

Total assets	$222,787	$185,787	$202,285

Note 15. Guarantor Consolidation

The Senior Notes are guaranteed by the Company’s existing, wholly-owned domestic subsidiaries Triad Systems Financial Corporation, Triad Data Corporation, CCI/TRIAD Gem, Inc., Triad Systems Corporation and CCI/ARD, Inc. The Company’s other subsidiaries, (the “Non-Guarantors”), are not guaranteeing the Senior Notes. The following tables set forth consolidating financial information of Activant Solutions Inc., the Guarantors and Non-Guarantors for the balance sheets as of September 30, 2003 and 2002, the statement of operations for the years ended September 30, 2003, 2002, and 2001, and the statements of cash flows for the years ended September 30, 2003, 2002, and 2001.

Consolidating Balance Sheet as of September 30, 2003

(in thousands)

	Guarantor
	Principal Operations	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,400	$(169)	$1,984	$—	$10,215
Trade accounts receivable, net of allowance for doubtful accounts	36,413	—	3,739	—	40,152
Intercompany receivable	—	45,977	—	(45,977)	—
Inventories, net	3,432	—	114	—	3,546
Investment in leases, net	—	1,934	181	—	2,115
Deferred income taxes	10,527	—	—	—	10,527
Prepaid income taxes	2,775	—	812	—	3,587
Prepaid expenses and other current assets	982	1,450	53	—	2,485

Total current assets	62,529	49,192	6,883	(45,977)	72,627

Service parts, net	1,412	—	108	—	1,520
Property and equipment, net	5,567	—	181	—	5,748
Long-term investment in leases	—	1,292	562	—	1,854
Capitalized computer software costs, net	7,711	—	—	—	7,711
Databases, net	7,672	—	—	—	7,672
Goodwill	87,159	—	—	—	87,159
Investments in subs	45,362	—	759	(46,121)	—
Other assets	17,620	348	26	—	17,994

Total assets	$235,032	$50,832	$8,519	$(92,098)	$202,285

Liabilities and stockholder’s equity (deficit)
Current liabilities:
Accounts payable	$9,470	$15	$194	$—	$9,679
Intercompany payables	74,657	—	4,767	(79,424)	—
Payroll related accruals	14,702	—	158	—	14,860
Deferred revenue	15,273	148	449	—	15,870
Current portion of long-term debt	—	310	—	—	310
Accrued expenses and other current liabilities	10,127	359	208	—	10,694

Total current liabilities	124,229	832	5,776	(79,424)	51,413

Long-term debt, net of discount	172,489	501	—	—	172,990
Deferred tax liabilities and other liabilities	12,691	2,323	(470)	—	14,544

Total liabilities	309,409	3,656	5,306	(79,424)	238,947

Stockholder’s equity (deficit):
Common stock:	—	104	5,495	(5,599)	—
Additional paid-in capital	83,155	6,300	3	(6,303)	83,155
Retained earnings (deficit)	(157,192)	40,772	(2,735)	(266)	(119,421)
Other accumulated comprehensive income (loss):
Cumulative translation adjustment	(340)	—	450	(506)	(396)

Total stockholder’s equity (deficit)	(74,377)	47,176	3,213	(12,674)	(36,662)

Total liabilities and stockholder’s equity (deficit)	$235,032	$50,832	$8,519	$(92,098)	$202,285

Consolidating Balance Sheet as of September 30, 2002

(in thousands)

	Guarantor
	Principal Operations	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$(157)	$—	$555	$—	$398
Trade accounts receivable, net of allowance for doubtful accounts	26,555	—	2,458	—	29,013
Intercompany receivable	—	49,245	1,110	(50,355)	—
Inventories, net	3,021	—	34	—	3,055
Investment in leases, net	—	2,686	134	—	2,820
Deferred income taxes	8,303	—	—	—	8,303
Prepaid expenses and other current assets	1,598	1,637	212	—	3,447

Total current assets	39,320	53,568	4,503	(50,355)	47,036

Service parts, net	1,646	—	134	—	1,780
Property and equipment, net	6,297	—	183	—	6,480
Long-term investment in leases	—	3,406	1,062	—	4,468
Capitalized computer software costs, net	10,257	—	—	—	10,257
Databases, net	12,094	—	—	—	12,094
Goodwill	87,159	—	—	—	87,159
Investments in subs	45,362	—	671	(46,033)	—
Other assets	15,500	969	44	—	16,513

Total assets	$217,635	$57,943	$6,597	$(96,388)	$185,787

Liabilities and stockholder’s equity (deficit)
Current liabilities:
Accounts payable	$7,799	$7	$289	$—	$8,095
Intercompany payables	82,103	—	2,055	(84,158)	—
Payroll related accruals	13,327	—	237	—	13,564
Deferred revenue	12,100	296	133	—	12,529
Current portion of long-term debt	8,526	302	—	—	8,828
Accrued income taxes	3,551	—	418	—	3,969
Accrued expenses and other current liabilities	7,714	943	283	—	8,940

Total current liabilities	135,120	1,548	3,415	(84,158)	55,925

Long-term debt, net of discount	128,264	905	—	—	129,169
Deferred tax liabilities and other liabilities	11,963	4,279	(696)	—	15,546

Total liabilities	275,347	6,732	2,719	(84,158)	200,640

Stockholder’s equity (deficit):
Common stock:	—	104	5,485	(5,589)	—
Additional paid-in capital	113,155	6,300	3	(6,303)	113,155
Retained earnings (deficit)	(169,829)	44,807	(1,876)	(338)	(127,236)
Other accumulated comprehensive income (loss):
Cumulative translation adjustment	(1,038)	—	266	—	(772)

Total stockholder’s equity (deficit)	(57,712)	51,211	3,878	(12,230)	(14,853)

Total liabilities and stockholder’s equity (deficit)	$217,635	$57,943	$6,597	$(96,388)	$185,787

Consolidating Statement of Operations for the Year Ended September 30, 2003

(in thousands)

	Guarantor
	Principal Operations	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$65,833	$—	$1,605	$(3)	$67,435
Services and finance	142,809	1,483	9,819	—	154,111

Total revenues	208,642	1,483	11,424	(3)	221,546
Cost of revenues:
Systems	39,223	—	951	(3)	40,171
Services and finance	65,630	—	5,976	—	71,606

Total cost of revenues	104,853	—	6,927	(3)	111,777

Gross profit	103,789	1,483	4,497	—	109,769

Operating expenses:
Sales and marketing	32,116	(1,424)	1,269	—	31,961
Product development	16,614	—	383	—	16,997
General and administrative	17,832	6,841	2,733	—	27,406

Total operating expenses	66,562	5,417	4,385	—	76,364

Operating income	37,227	(3,934)	112	—	33,405

Interest expense	(14,726)	(101)	45	—	(14,782)
Expenses related to debt refinancing	(6,313)	—	—	—	(6,313)
Foreign exchange gain (loss)	13	—	(49)	—	(36)
Equity gain (loss) in affiliate	(611)	—	—	—	(611)
Other income, net	498	—	5	—	503

Income (loss) before income taxes	16,088	(4,035)	113	—	12,166
Income tax expense	4,030	—	321	—	4,351

Net income (loss)	$12,058	$(4,035)	$(208)	$—	$7,815

Consolidating Statement of Operations for the Year Ended September 30, 2002

(in thousands)

	Guarantor
	Principal Operations	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$57,603	$—	$1,595	$(2)	$59,196
Services and finance	147,755	2,371	9,383	—	159,509

Total revenues	205,358	2,371	10,978	(2)	218,705
Cost of revenues:
Systems	36,879	—	1,151	—	38,030
Services and finance	67,983	—	5,843	(92)	73,734

Total cost of revenues	104,862	—	6,994	(92)	111,764

Gross profit	100,496	2,371	3,984	90	106,941

Operating expenses:
Sales and marketing	29,370	2,817	1,722	—	33,909
Product development	17,162	—	273	—	17,435
General and administrative	14,608	10,773	1,039	—	26,420

Total operating expenses	61,140	13,590	3,034	—	77,764

Operating income	39,356	(11,219)	950	90	29,177

Interest expense	(13,881)	(145)	(28)	—	(14,054)
Foreign exchange gain (loss)	(108)	—	(12)	—	(120)
Equity loss in affiliate	(552)	—	—	—	(552)
Gain on disposal of assets	211	—	—	—	211
Other income, net	531	—	50	—	581

Income (loss) before income taxes	25,557	(11,364)	960	90	15,243
Income tax expense	5,097	—	778	—	5,875

Net income (loss)	$20,460	$(11,364)	$182	$90	$9,368

Consolidating Statement of Operations for the Year Ended September 30, 2001

(in thousands)

	Guarantor
	Principal Operations	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$52,041	$—	$1,961	$(1,272)	$52,730
Services and finance	144,986	2,659	10,660	—	158,305

Total revenues	197,027	2,659	12,621	(1,272)	211,035
Cost of revenues:
Systems	33,752	—	1,340	(1,260)	33,832
Services and finance	73,209	—	6,702	—	79,911

Total cost of revenues	106,961	—	8,042	(1,260)	113,743

Gross profit	90,066	2,659	4,579	(12)	97,292

Operating expenses:
Sales and marketing	30,981	5,139	3,371	—	39,491
Product development	16,978	—	492	—	17,470
General and administrative	14,545	10,507	1,114	—	26,166
Goodwill	10,589	—	—	—	10,589

Total operating expenses	73,093	15,646	4,977	—	93,716

Operating income	16,973	(12,987)	(398)	(12)	3,576

Interest expense	(17,670)	(39)	(95)	—	(17,804)
Expenses related to debt refinancing	—	—	—	—	—
Foreign exchange gain (loss)	(102)	—	(6)	—	(108)
Equity gain (loss) in affiliate	(611)	—	—	—	(611)
Other income, net	(119)	—	191	—	72

Income (loss) before income taxes	(1,529)	(13,026)	(308)	(12)	(14,875)
Income tax expense	(2,307)	—	375	—	(1,932)

Net income (loss)	$778	$(13,026)	$(683)	$(12)	$(12,943)

Consolidated Statement of Cash Flows for the Year Ended September 30, 2003

(In thousands)

	Guarantor
	Principal Operations	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$12,556	$(4,035)	$(706)	$—	$7,815
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,642	—	162	—	6,804
Amortization	15,964	—	—	—	15,964
Deferred income taxes	(1,507)	—	246	—	(1,261)
Equity loss from affiliate	611	—	—	—	611
Equity gain from partnerships	(136)	—	(18)	—	(154)
Write-off of prior debt issuance costs	4,063	—	—	—	4,063
Lease loss provision	—	(1,342)	(178)	—	(1,520)
Provision for doubtful accounts	7,617	—	440	—	8,057
Other, net	(511)	—	883	—	372
Changes in assets and liabilities:
Accounts receivable	(17,475)	—	(1,721)	—	(19,196)
Inventories	(411)	—	(80)	—	(491)
Investment in leases	—	4,208	631	—	4,839
Prepaid expenses and other assets	(1,463)	808	(615)	—	(1,270)
Intercompany transactions	(6,091)	3,268	2,823	—	—
Accounts payable	1,671	8	(95)	—	1,584
Deferred revenue	3,173	(148)	316	—	3,341
Accrued expenses and other liabilities	246	(2,540)	(595)	—	(2,889)

Net cash provided by operating activities	24,949	227	1,493	—	26,669

Investing activities
Purchase of property and equipment	(3,731)	—	(2)	—	(3,733)
Computer software costs and databases	(7,052)	—	—	—	(7,052)
Purchase of service parts	(1,678)	—	(62)	—	(1,740)
Equity distributions from partnerships	82	—	—	—	82
Acquisition of other assets	(2,203)	—	—	—	(2,203)

Net cash used in investing activities	(14,582)	—	(64)	—	(14,646)

Financing activities
Proceeds from debt facility	1,203	7	—	—	1,210
Proceeds from long-term debt	154,946	—	—	—	154,946
Debt issuance cost	(7,509)	—	—	—	(7,509)
Payment on debt facility	(38,302)	—	—	—	(38,302)
Payment on long-term debt facility	(82,148)	(403)	—	—	(82,551)
Dividend to parent	(30,000)	—	—	—	(30,000)

Net cash used in financing activities	(1,810)	(396)	—	—	(2,206)

Change in cash and cash equivalents	8,557	(169)	1,429	—	9,817
Cash and cash equivalents, beginning	(157)	—	555	—	398

Cash and cash equivalents, ending	$8,400	$(169)	$1,984	$—	$10,215

Consolidated Statement of Cash Flows for the Year Ended September 30, 2002

(In thousands)

	Guarantor
	Principal Operations	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$20,460	$(11,364)	$182	$90	$9,368
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,749	—	103	—	6,852
Amortization	12,477	—	—	—	12,477
Deferred income taxes	564	—	(14)	—	550
Equity loss from affiliate	552	—	—	—	552
Equity gain from partnerships	(294)	—	79	—	(215)
Lease loss provision	—	2,635	—	—	2,635
Provision for doubtful accounts	8,641	—	2	—	8,643
Gain on sale of assets	(211)	—	—	—	(211)
Other, net	650	—	(176)	—	474
Changes in assets and liabilities:
Accounts receivable	(2,103)	—	126	—	(1,977)
Inventories	(221)	—	232	—	11
Investment in leases	—	1,768	665	—	2,433
Prepaid expenses and other assets	1,192	2,162	62	—	3,416
Intercompany transactions	(5,331)	6,911	(1,490)	(90)	—
Accounts payable	(965)	(121)	(277)	—	(1,363)
Deferred revenue	645	(86)	(183)	—	376
Accrued expenses and other liabilities	4,542	(1,555)	399	—	3,386

Net cash provided by operating activities	47,347	350	(290)	—	47,407

Investing activities
Purchase of property and equipment	(4,277)	—	(16)	—	(4,293)
Property and equipment sale proceeds	874	—	—	—	874
Computer software costs and databases	(7,098)	—	—	—	(7,098)
Purchase of service parts	(1,622)	—	(148)	—	(1,770)
Equity distributions from partnerships	142	—	—	—	142

Net cash used in investing activities	(11,981)	—	(164)	—	(12,145)

Financing activities
Proceeds from debt facility	3,000	—	—	—	3,000
Payment on long-term debt facility	(41,411)	(350)	—	—	(41,761)

Net cash used in financing activities	(38,411)	(350)	—	—	(38,761)

Change in cash and cash equivalents	(3,045)	—	(454)	—	(3,499)
Cash and cash equivalents, beginning	2,888	—	1,009	—	3,897

Cash and cash equivalents, ending	$(157)	$—	$555	$—	$398

Consolidated Statement of Cash Flows for the Year Ended September 30, 2001

(in thousands)

	Guarantor
	Principal Operations	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$778	$(13,026)	$(683)	$(12)	$(12,943)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,295	—	432	—	8,727
Amortization	22,707	—	742	—	23,449
Deferred income taxes	(2,953)	—	(99)	—	(3,052)
Equity loss from affiliate	611	—	—	—	611
Equity gain from partnerships	(273)	—	(58)	—	(331)
Write-off of prior debt issuance costs	—	—	—	—	—
Lease loss provision	—	5,573	—	—	5,573
Provision for doubtful accounts	9,317	—	(436)	—	8,881
Other, net	(102)	—	(6)	—	(108)
Changes in assets and liabilities:
Accounts receivable	(9,968)	—	122	—	(9,846)
Inventories	1,360	—	35	—	1,395
Investment in leases	(73)	(1,492)	413	—	(1,152)
Prepaid expenses and other assets	591	1,392	820	—	2,803
Intercompany transactions	(7,839)	7,868	(41)	12	—
Accounts payable	(1,142)	(83)	(25)	—	(1,250)
Deferred revenue	(490)	382	313	—	205
Accrued expenses and other liabilities	(271)	(2,171)	(183)	—	(2,625)

Net cash provided by operating activities	20,548	(1,557)	1,346	—	20,337

Investing activities
Purchase of property and equipment	(3,082)	—	(22)	—	(3,104)
Property and equipment sale proceeds	—	—	—	—	—
Computer software costs and databases	(9,197)	—	(766)	—	(9,963)
Purchase of service parts	(2,608)	—	—	—	(2,608)
Equity distributions from partnerships	326	—	—	—	326
Acquisition of other assets	—	—	—	—	—

Net cash used in investing activities	(14,561)	—	(788)	—	(15,349)

Financing activities
Proceeds from debt facility	36,130	—	—	—	36,130
Proceeds from long-term debt	—	—	—	—	—
Debt issuance cost	—	—	—	—	—
Payment on debt facility	—	—	—	—	—
Payment on long-term debt facility	(39,457)	1,557	—	—	(37,900)
Divided to parent	—	—	—	—	—

Net cash used in financing activities	(3,327)	1,557		—	(1,770)

Change in cash and cash equivalents	2,660	—	558	—	3,218
Cash and cash equivalents, beginning	228	—	451	—	679

Cash and cash equivalents, ending	$2,888	$—	$1,009	$—	$3,897

Note 16. Unaudited Quarterly Results

The Company’s unaudited quarterly results (in thousands) for 2003 and 2002 are presented below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2003

Total Revenues	$57,653	$56,060	$54,823	$53,010
Gross profit	30,082	28,290	26,671	24,726
Expenses related to debt refinancing	(268)	—	(6,045)	—
Net income (loss)	5,492	3,706	(1,425)	42

2002

Total Revenues	$54,619	$56,959	$54,392	$52,735
Gross profit	26,206	28,067	25,970	26,698
Net income (loss)	1,330	2,589	2,454	2,995

Note 17. Subsequent Events

On October 1, 2003, Activant Solutions Inc. sold the assets of its Automotive Recycling Division (“ARD”) to Car-Part.com. The agreement included the sale of ARD’s software, systems, Hollander Interchange License and other assets and the assumption of certain liabilities of ARD. The ARD group had more than 1,200 customers in the United States and Canada, using three products: Orion, Checkmate and Compass. The total purchase price was $6.7 million plus net working capital. The total revenue generated by those assets for the fiscal year ended September 30, 2003 was $8.2 million, which was less than one percent of the Company’s total consolidated revenue.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9a. Controls and Procedures.

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

Set forth below are the names, ages and positions of the respective directors and executive officers of the Company and Holding as of December 17, 2003. All directors hold office until the next annual meeting of stockholders of the Company or Holding, as the case may be, or until their successors are duly elected and qualified. Please refer to “Certain Relationships and Related Transactions — Stockholder Agreement” for information concerning certain agreements relating to the election of directors of the Company.

Name	Age	Position
Michael A. Aviles	43	Chairman of the Board, President and Chief Executive Officer of Holding and the Company
Greg Petersen	40	Senior Vice President and Chief Financial Officer of Holding and the Company
Jack D. Furst (1), (2)	44	Director of Holding and the Company
A. Laurence Jones (1), (2)	50	Director of Holding and the Company
James R. Porter	67	Director of Holding and the Company
Christopher Speltz	41	Vice President of Finance, Treasurer and Assistant Secretary of Holding and the Company
Peter Brodsky (1), (2)	33	Director and Assistant Secretary of Holding and the Company
Richard Rew II	35	General Counsel and Secretary of Holding and the Company
Pervez Qureshi	46	Senior Vice President of the Company
Hoon Chung	45	Senior Vice President of the Company

(1)	Denotes a member of the Audit Committee and Compensation Committee.
(2)	Denotes a Financial Expert serving on the Audit Committee. Mr. Jones is the independent committee member. See below for Mr. Furst’s, Mr. Jones’ and Mr. Brodsky’s biographical information.

Mr. Aviles joined the Company as President and Chief Operating Officer in June 1999. In 2001, Mr. Aviles became Chairman and Chief Executive Officer of the Company. Prior to joining the Company, Mr. Aviles served as President and CEO of the Foster Grant Group, a marketer and distributor of consumer eyewear. Mr. Aviles also served as Vice President, General Manager, of FOOTACTION USA, an athletic specialty retailer, and as a Senior Manager and a Certified Public Accountant with KPMG Peat Marwick. Mr. Aviles has an M.B.A. from Stanford University and a B.B.A. from Pace University.

Mr. Petersen joined the Company as Senior Vice President, Finance and Administration in September 2001 and became Senior Vice President and Chief Finance Officer in October 2003. Prior to joining the Company, Mr. Petersen served as Vice President of Finance for Trilogy Software from 1999 until 2001. Prior to 1999, Mr. Petersen was Senior Vice President of Planning and Business Development for RailTex from 1997 to 1999. Mr. Petersen has an M.B.A from Fuqua School of Business at Duke University and a B.A. in Economics from Boston College.

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

Mr. Jones has been a director of Holding and the Company since July 1997. He is currently Chairman and Chief Executive Officer of Interelate, Inc., a private CRM services company. He also serves as a director of Exabyte, Inc. From 1999 to 2002, Mr. Jones was President and Chief Executive Officer of MessageMedia, Inc., a public email marketing company. From January 1998 until February 1999 Mr. Jones served as an Operating Affiliate of McCown DeLeeuw & Co. From August 1993 to August 1997, Mr. Jones served as the Chief Executive Officer of Neodata Services Inc., a provider of marketing services. Prior to his employment by Neodata Services Inc., Mr. Jones served as Chief Executive Officer of GovPX, a provider of U.S. Treasury data and pricing services from 1991 to August 1993. Mr. Jones has an M.B.A. from Boston University and a B.S. from Worcester Polytechnic Institute.

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

Mr. Brodsky, a partner of Hicks Muse, has been with the firm since 1995. At Hicks Muse, Mr. Brodsky has focused on the firm’s media investments, specifically in radio, television, sports and software. Prior to joining Hicks Muse, Mr. Brodsky was employed for two years in the investment banking department of CS First Boston Corporation in New York. Mr. Brodsky serves as a director of several of the firm’s portfolio companies. He received his B.A. from Yale University.

Mr. Rew has served as Assistant Secretary of the Company and Holding since December 2000, and as Secretary since September 2002. Since April of 2000, Mr. Rew has also served as General Counsel of the Company. Prior to joining the Company, Mr. Rew held various positions in the legal department at EZCORP, Inc., a publicly traded company engaged in sub-prime and collateral lending businesses. Those positions included serving as Assistant General Counsel from 1994 to 1995 and as General Counsel from 1996 to 2000. Mr. Rew is a member of the State Bar of Texas.

Mr. Qureshi joined the Company in 1994 as Director of Marketing. He became General Manager of the Industry Solutions Group in 1999. Mr. Qureshi currently is Senior Vice President of the Company and serves as President of its Industries Solutions Group. Mr. Qureshi has over twenty years of management experience in the technology industry. Prior to joining the Company, Mr. Qureshi was President of a management consulting company he founded and was Vice President of Marketing at Harvest Software. He has also held management positions at Metaphor Computer Systems, Hewlett-Packard and IBM. Mr. Qureshi holds an MBA from the Darden Graduate School of Business at the University of Virginia and a B.S.E.E degree from the University of Lowell, in Lowell, Massachusetts.

Mr. Chung joined the Company as Senior Vice President in October 2002 and serves as General Manager of the Automotive Group. Prior to joining the Company, from 2001 to 2002, Mr. Chung was President and CEO of Eventra, Inc., an Internet-based supplier of relationship management (SRM) software solutions. From 1997 to 2001, Mr. Chung was with Adexa, Inc., a supply chain collaboration software company, serving as Chief Operating Officer from 1999 to 2001. Prior to that, Mr. Chung held senior positions with Numetrix Inc., Grand Met PLC, Lever Brothers Inc. and Quaker Oats Co., Inc. Mr. Chung earned an MBA from the J. L. Kellogg Graduate School of Management at Northwestern University and a bachelor’s degree in engineering from Princeton University.

Code of Ethics for Senior Financial Management

The Company has adopted the Activant Solutions Inc. Code of Ethics for Senior Financial Management (“Code of Ethics”), which is applicable to the Company’s senior financial officers, including the Chief Executive Officer, Chief Financial Officer, Vice President of Finance, Controller, and to the General Counsel. The Company has granted no waivers to the Code of Ethics to date.

Item 11. Executive Compensation.

The following table sets forth the cash and noncash compensation earned by the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company and Holding during the fiscal years ended September 30, 2001, 2002, and 2003. The Chief Executive Officer and such executive officers are collectively referred to as the “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Fiscal Year				Long-Term Compensation	All Other Compensation ($)
		Annual Compensation			Securities Underlying Options(1)
		Salary ($)	Bonus ($)
Michael A. Aviles Chairman of the Board, President and Chief Executive Officer of Holding and the Company	2003 2002 2001	375,210 354,236 350,000	2,162,800 2,365,500 1,739,250	(2) (2) (2)	— — —	— — —
Pervez Qureshi Senior Vice President of the Company	2003 2002 2001	250,648 248,804 227,892	275,500 253,000 138,634	(2) (2) (2)	25,000 25,000 25,000	— 56,357 —	(3)
Greg Petersen Senior Vice President and Chief Financial Officer of Holding and the Company	2003 2002 2001	247,846 224,375 10,479	232,500 238,000 40,000	(4) (4)	25,000 175,000 —	— — —
Hoon Chung Senior Vice President of the Company	2003 2002 2001	232,047 — —	150,000 — —		225,000 — —	218,748 — —
Christopher Speltz Vice President of Finance, Treasurer and Assistant Secretary of Holding and the Company	2003 2002 2001	150,657 148,083 145,834	149,500 178,000 68,827	(2) (2) (2)	8,000 25,000 15,000	— — —

(1)	Represents grants of options to purchase shares of Holding’s common stock. See “1998 Stock Option Plan” and “2000 Stock Option Plan.”
(2)	Includes a 401(k) matching contribution of $3,000, $3,000, and $3,000 for fiscal years 2001, 2002, and 2003.
(3)	Represents relocation expenses.
(4)	Includes a 401(k) matching contribution of $3,000 for fiscal year 2002 and 2003.

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

Pursuant to an employment agreement between the Company and Mr. Petersen, the Company will pay severance in an amount equal to twelve months of Mr. Petersen’s base salary in the event he is terminated for reasons other than for cause, or if he resigns due to a significant reduction in title, duties, compensation, or due to a relocation of more than fifty miles.

Pursuant to an employment agreement between the Company and Mr. Qureshi, the Company will pay severance in an amount equal to twelve months of Mr. Qureshi’s base salary in the event he is terminated for reasons other than for cause, or if he resigns due to a significant reduction in title, duties, compensation, or due to a relocation of more than fifty miles.

Pursuant to an employment agreement between the Company and Mr. Chung, the Company will pay severance in an amount equal to twelve months of Mr. Chung’s base salary in the event he is terminated for reasons other than for cause, or if he resigns due to a significant reduction in title, duties, compensation, or due to a relocation of more than fifty miles.

Other than as described above, the Company does not currently have employment agreements or other binding employment arrangements with any Named Executive Officer.

1998 Stock Option Plan

The Plan

The Activant Solutions Holdings Inc. 1998 Stock Option Plan, as amended (the “1998 Plan”), pursuant to which options may be granted to key employees and eligible non-employees of Holding and its subsidiaries (including the Company) for the purchase of shares of Holding’s common stock, par value $.000125 per share (“Holding Common Stock”).

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

2000 Stock Option Plan

The Plan

The Activant Solutions Holdings Inc. 2000 Stock Option Plan, as amended (the “2000 Plan”), pursuant to which options may be granted to key employees and eligible non-employees of Holding and its subsidiaries (including the Company) for the purchase of shares of Holding common stock, par value $.000125 per share (“Holding Common Stock”).

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

2001 Broad Based Stock Option Plan

The Plan

The Activant Solutions Holdings Inc. 2001 Broad Based Stock Option Plan, as amended (the “2001 Plan”), pursuant to which options may be granted to employees and eligible non-employees of Holding and its subsidiaries (including the Company) for the purchase of shares of Holding common stock, par value $.000125 per share (“Holding Common Stock”).

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

Stock Option Bonus Plan

The Plan

The Activant Solutions Holdings Inc. Amended and Restated Stock Option Bonus Plan (the “Stock Option Bonus Plan”) provides for a bonus payment in connection with a Change of Control, as defined by the Stock Option Bonus Plan, and serves to offset the dilution caused by the accretion of the Class A Common Stock of Holding.

Option Grants in Fiscal 2003

The following Named Executive Officers were granted options during the 2003 fiscal year.

Name	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date
					5%	10%
Pervez Qureshi	25,000	2.87%	$2.50	01/23/2013	$39,306	$99,609
Greg Petersen	25,000	2.87%	2.50	01/23/2013	39,306	99,609
Hoon Chung	225,000	25.85%	2.50	10/24/2012	353,753	896,480
Christopher Speltz	8,000	0.92%	2.50	01/23/2013	12,578	31,875

(1)	The dollar amounts set forth under these columns are the result of calculations at the five percent and ten percent assumed rates set by the Securities and Exchange Commission. These assumed annual rates of appreciation would result in a stock price in ten years of $4.07 and $6.48, respectively.

Aggregate Option Exercises in Fiscal Year 2003 and Fiscal Year-End Option Values

No options were exercised by the Named Executive Officers in fiscal 2003. The following table sets forth information concerning the fiscal year end number of unexercised options with respect to the Named Executive Officers as of September 30, 2003. As of such date, no established published trading market exists for the Common Stock. There is no established public trading market for any class of the Company’s common equity.

	Number of Securities Underlying Unexercised Options at September 30, 2003
Name	Exercisable	Unexercisable
Michael A. Aviles	800,000	—
Pervez Qureshi	218,000	50,000
Greg Petersen	108,333	91,667
Hoon Chung	—	225,000
Christopher Speltz	108,333	29,667

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

All of the issued and outstanding shares of capital stock of the Company are held by Holding. The following table sets forth as of November 30, 2003, certain information regarding the beneficial ownership of the voting securities of Holding by each person who beneficially owns more than five percent of Holding Common Stock, and by the directors and certain executive officers of Holding and the Company, individually, and by the directors and executive officers of Holding and the Company as a group.

	Shares of Holding Class A Common Stock (1)			Shares of Holding Common Stock
Name and Address	Number of Shares		Percent of Class	Number of Shares		Percent of Class
Hicks Muse Parties (2) C/o Hicks, Muse, Tate & Furst Incorporated 200 Crescent Court, Suite 1600 Dallas, Texas 75201	25,000,000		100%	19,200,000		92.3%
Michael A. Aviles	—		—	800,000	(4)	3.9%
Peter S. Brodsky	—		—	—		—
Jack D. Furst (3)	—		—	—		—
Greg Petersen	—		—	108,333	(4)	0.5%
Christopher Speltz	—		—	108,333	(4)	0.5%
Richard Rew II	—		—	24,499	(4)	0.1%
Pervez Qureshi	—		—	218,000	(4)	0.4%
A. Laurence Jones	—		—	148,333	(5)	0.7%
James R. Porter	—		—	108,333	(4)	0.5%
Hoon Chung	—		—	75,000	(4)	0.4%
All executive officers and directors as a group (ten persons)	—	(1)	—	1,590,831	(4) (6)	7.7%

(1)	The Class A Common Stock is senior to Holding’s existing common stock upon liquidation, but votes on an as-converted basis with the existing common stock as a single class. The Class A Common Stock is convertible, in whole or in part, into common stock of Holding at a conversion price of $1.875 per share. Upon dissolution of Holding, holders of Class A Common Stock are to receive the Stated Value (as defined) of their shares before any distribution to common stockholders. Once the holders of Class A Common Stock receive the Stated Value (as defined), the remaining assets are distributed among the common stockholders pro rata. As long as the Class A Common Stock is outstanding, there may be no dividends, stock splits, or other distributions declared or paid on Holding’s common stock, as well as no redemptions or other repurchases.
(2)	Includes (i) shares owned of record by Hicks, Muse, Tate & Furst Equity Fund III, L.P. (“Fund III”), of which the ultimate general partner is Hicks, Muse Fund III Incorporated, an affiliate of Hicks Muse, and (ii) shares owned of record by HM3 Coinvestors, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Fund III Incorporated. Thomas O. Hicks is (i) a partner, stockholder and a member of the management committee of Hicks Muse and (ii) the sole stockholder and director of Hicks, Muse Fund III, Incorporated. Accordingly, Mr. Hicks may be deemed to beneficially own all or a portion of the shares of Holding Common Stock beneficially owned by the Hicks Muse Parties described above. In addition, Jack D. Furst and John R. Muse are partners, stockholders and members of the management committee of Hicks Muse and, accordingly, may be deemed to beneficially own all or a portion of the shares of Holding Common Stock beneficially owned by the Hicks Muse Parties described above. Each of Messrs. Furst, Hicks, and Muse disclaims the existence of a group and disclaims beneficial ownership of shares of Holding Common Stock not owned of record by him.
(3)	Mr. Furst is a partner, stockholder and member of the management committee of Hicks Muse and, accordingly, may be deemed to beneficially own all or a portion of the shares of Holding Common Stock beneficially owned by the Hicks Muse Parties described above. Mr. Furst disclaims beneficial ownership of shares of Holding Common Stock not owned of record by him.
(4)	Represents shares of Holding Common Stock issuable upon the exercise of currently exercisable stock options.
(5)	Includes 20,000 shares owned of record, 20,000 shares of Holding Common Stock issuable to Mr. Jones upon the exercise of a currently exercisable warrant and 108,333 shares of Holding Common stock issuable to Mr. Jones upon the exercise of currently exercisable stock options.
(6)	Includes 1,550,831 shares of Holding Common Stock issuable to directors and executive officers of the Company upon the exercise of currently exercisable stock options and warrants.

Item 13. Certain Relationships and Related Transactions.

Monitoring and Oversight Agreement

In conjunction with the Triad Acquisition, Holding and the Company entered into a ten-year agreement (the “Monitoring and Oversight Agreement”) with Hicks, Muse & Co. Partners, L.P., an affiliate of Hicks Muse (“Hicks Muse Partners”), pursuant to which Holding and the Company pay Hicks Muse Partners an annual fee payable quarterly for oversight and monitoring services to Holding and the Company. The annual fee is adjustable on January 1 of each calendar year to an amount equal to the (i) sum of (A) the fee in effect at the beginning of the immediately preceding calendar year plus (B) the aggregate amount of all Acquisition Increments (as defined) with respect to such immediately preceding calendar year, multiplied by (ii) the percentage increase in the Consumer Price Index during the immediately preceding calendar year, but in no event less than $350,000. Upon the acquisition by the Company or any of its subsidiaries of another entity or business, the fee is increased by an amount equal to 0.2% of the consolidated annual net sales of the acquired entity or business and its subsidiaries for the trailing twelve-month period (an “Acquisition Increment”). Peter Brodsky and Jack D. Furst, directors of Holding and the Company, are each principals of Hicks Muse Partners. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to Holding or the Company under the Monitoring and Oversight Agreement. In addition, Holding and the Company have agreed to indemnify Hicks Muse Partners, its affiliates and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses, fees and disbursement of counsel related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the Monitoring and Oversight Agreement and not resulting primarily from the bad faith, gross negligence or willful misconduct of Hicks Muse Partners. The Monitoring and Oversight Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. In the Company’s opinion, the fees provided for under the Monitoring and Oversight Agreement reasonably reflect the benefits received and to be received by Holding, the Company and their respective subsidiaries. In fiscal 2003, the Company paid Hicks Muse Partners a fee of $384,000 for services under the Monitoring and Oversight Agreement.

Financial Advisory Agreement

In conjunction with the Triad Acquisition, Holding and the Company entered into a ten-year agreement (the “Financial Advisory Agreement”) pursuant to which Hicks Muse Partners receives a fee equal to 1.5% of the “Transaction Value” (as defined) for each “Add-on Transaction” (as defined) in which Holding or the Company is involved. The term “Transaction Value” means the total value of the Add-on Transaction, including, without limitation, the aggregate amount of the funds required to complete the Add-on Transaction, including the amount of any indebtedness, preferred stock or similar items assumed (or remaining outstanding). The term “Add-on Transaction” means any respective subsidiaries, and any other person or entity, excluding, however, any acquisition that does not involve the use of (or any waiver or consent under) any debt equity financing and in which neither Hicks Muse Partners nor any other person or entity provides financial advisory investment on banking or similar services. In addition, Holding and the Company, jointly and severally, have agreed to indemnify Hicks Muse Partners, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the Financial Advisory Agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of Hicks Muse Partners. The Financial Advisory Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. In the Company’s opinion, the fees provided for under the Financial Advisory Agreement reasonably reflect the benefits received and to be received by Holding and the Company. In fiscal 2003, the Company paid no fees to Hicks Muse Partners for services provided by Hicks Muse Partners under the Financial Advisory Agreement.

Issuance of Class A Common Stock

On May 27, 1999, Holding issued 25,000,000 shares of its Class A Common Stock, par value $.000125 per share (the “Class A Common Stock”), to Hicks, Muse, Tate & Furst Equity Fund III, L.P. and HM3 Coinvestors, L.P. for net proceeds of $23.9 million, which were contributed to the Company and used primarily to pay amounts outstanding under the Company’s senior secured revolving credit facility. Hicks Muse Partners received a $1.0 million financial advisory fee in connection with the transaction.

The Class A Common Stock is senior to Holding’s existing common stock upon liquidation, but votes with the existing common stock as a single class. Upon dissolution of Holding, holders of Class A Common Stock are to receive the Stated Value (as hereinafter defined) of their shares before any distribution to common stockholders. Once the holders of Class A Common Stock receive the Stated Value, the remaining assets are distributed among the common stockholders pro rata. The “Stated Value” of a share of Class A Common Stock is $1.00, plus notional interest of 35% per annum, accrued daily and compounded annually. As long as the Class A Common Stock is outstanding, there may be no dividends, stock splits, redemptions or other repurchases, or other distributions declared or paid on Holding’s common stock without stockholder approval.

Each holder of Class A Common Stock may put any of its shares to Holding, and Holding may redeem shares of Class A Common Stock at any time, for the Stated Value of those shares, subject to certain conditions, including the ability of the Company to make advances to Holding for such purpose. However, it is not anticipated that the Company will be able to advance to Holding funds to redeem the Class A Common Stock under the current terms of the Company’s Amended and Restated Credit Facilities.

In connection with the Company’s offering of its Senior Notes, Holding amended the terms of the Class A Common Stock to:

•	eliminate any further accumulation of any additional interest or accretion on the liquidation preference (which is approximately $85.5 million);

•	provide that the holders of the Class A Common Stock will no longer have any right to cause Holding to purchase the Class A Common Stock, and Holding will no longer have a right to redeem the Class A Common Stock; and

•	provide that the Class A Common Stock will be convertible, in whole or in part, into common stock of Holding at a conversion price of $1.875 per share, and vote with the shares of Holding common stock on an as-converted basis.

Stockholders Agreement

Each holder of Holding Common Stock has entered into a stockholders agreement (the “Stockholders Agreement”). The Stockholders Agreement, among other things, grants preemptive rights and certain registration rights to the parties thereto and contains provisions requiring the parties thereto to sell their shares of Holding Common Stock in connection with certain sales of Holding Common Stock by the HMC Group (as defined therein) (“drag-along rights”) and granting the parties thereto the right to include a portion of their shares of Holding Common Stock in certain sales in which other holders may engage (“tag-along rights”). Pursuant to the Stockholders Agreement, the HMC Group is entitled to designate four individuals to the Board of Directors of Holding and the Company so long as the HMC Group owns at least ten percent of the voting capital stock of Holding or one individual so long as the HMC Group owns at least five percent but less than ten percent of the outstanding shares of the voting capital stock of Holding or one individual so long as the HMC Group owns at least five percent but less than ten percent of the outstanding shares of the voting capital stock of Holding. In addition, all parties to the Stockholders Agreement agreed to vote any shares that they may vote on any particular matter that comes before the Company’s stockholders as a separate class or series, on such matter as holders of a majority of the outstanding shares of Holding Common Stock voted thereon.

Internet Autoparts, Inc.

On May 31, 2000, Activant Solutions Inc. and its majority stockholders, affiliates of Hicks Muse, entered into a joint venture arrangement with certain customers and other investors, including former directors Glenn Staats and Preston Staats, to form IAP.

In connection with the offering of the Senior Notes, the Company purchased all of the common stock of IAP held by Hicks Muse for an aggregate purchase price of $1.8 million. It now owns 47.5% of the outstanding common stock in IAP. Messrs. Petersen and Jones serve on the Board of Directors of IAP.

Purchase of Holding Common Stock held by Glenn and Preston Staats

On June 5, 2003, the Company entered into a Securities Repurchase Agreement with Glenn Staats and Preston Staats, both former members of the Company’s and Holding’s board of directors, pursuant to which (i) Holding purchased all the outstanding shares of common stock of Holding held by Glenn Staats and Preston Staats in exchange for $30.0 million in cash; (ii) Glenn Staats and Preston Staats each resigned from both the Company’s and Holding’s board of directors; (iii) Glenn Staats and Preston Staats agreed for a period of seven years from the date of such purchase to not compete with the Company, subject to certain exceptions; and (iv) the Company and Preston Staats settled certain legal proceedings.

The foregoing payments by Holding to Glenn Staats and Preston Staats were made from the proceeds of a $30.0 million dividend to Holding by the Company.

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

(3)	Exhibits:

EXHIBIT INDEX

Exhibit No.	Description

3.1	—	Restated Certificate of Incorporation of Activant Solutions Inc. (1)

3.2	—	Certificate of Amendment of Certificate of Incorporation of Activant Solutions Inc. (1)

3.3	—	Certificate of Amendment of Certificate of Incorporation of Activant Solutions Inc., dated October 6, 2003 (13)

3.4	—	Amended and Restated Bylaws of Activant Solutions Inc. (2)

4.1	—	Indenture, dated as of February 10, 1998, between Activant Solutions Inc. and Norwest Bank Minnesota, National Association (the “9% Notes Indenture”) governing the 9% Senior Subordinated Notes due 2008 (1)

4.2	—	Form of Note for 9% Notes Indenture (1)

4.3	—	Supplemental Indenture to the 9% Notes Indenture, dated June 27, 2003, between Activant Solutions Inc. and Wells Fargo Bank Minnesota, N.A., successor to Norwest Bank Minnesota, NA, as trustee (11)

4.4	—	Indenture dated as of June 27, 2003, by and between Activant Solutions Inc. and Wells Fargo Bank Minnesota, N.A., as trustee governing the Senior Notes (11)

4.5	—	Form of Old Senior Note (11)

4.6	—	Form of New Senior Note (11)

4.7	—	Purchase Agreement dated as of June 13, 2003, by and between Activant Solutions Inc. and J.P. Morgan Securities Inc. relating to the sale of the Senior Notes (12)

4.8	—	Exchange and Registration Rights Agreement dated as of June 27, 2003, by and between Activant Solutions Inc. and J.P. Morgan Securities Inc. relating to the sale of the Senior Notes (12)

10.1	—	Loan and Security Agreement, dated as of January 1, 1997, between CCITRIAD Financial Holding Corporation and Heller Financial, Inc. (1)

10.2	—	Amendment, dated March 31, 1999, among Activant Solutions Inc., Triad Systems Financial Corporation, CCITRIAD Financial Holding Corporation, as Borrower, and Heller Financial Leasing, Inc. (4)

10.3	—	Master Loan and Security Agreement, dated as of June 1, 1998, between CCITRIAD Financial Holding Corporation and NationsCredit Commercial Corporation (the “NCC Agreement”) (5)

10.4	—	Amendment No. 1 to the NCC Agreement, dated as of September 28, 1999 (5)

10.5	—	Loan and Security Agreement, dated as of January 1, 1997, between CCITRIAD Financial Holding Corporation and Metlife Capital Corporation (1)

10.6	—	Loan and Security Agreement, dated as of March 1, 1997, between CCITRIAD Financial Holding Corporation and Sanwa Business Credit Corporation (1)

10.7	—	Loan and Security Agreement, dated as of September 25, 1997, between Triad Systems Financial Corporation and Mellon U.S. Leasing, A Division of Mellon Leasing Corporation (1)

10.8	—	Purchase Agreement, dated as of February 1, 1999, between Triad Systems Financial Corporation and Mellon US Leasing, A Division of Mellon Leasing Corporation (3)

10.9	—	Loan and Security Agreement, dated as of July 1, 1999, between CCITRIAD Financial Holding Corporation and IFC Credit Corporation (5)

10.10	—	First Amendment to the IFC Agreement, dated as of September 23, 1999 (5)

10.11	—	Agreement between the Industrial Development Authority and Triad Systems Ireland Limited, Triad Systems Corporation and Tridex Systems Limited (1)

10.12	—	Supplemental Agreement between the Industrial Development Authority and Triad Systems Ireland Limited, Triad Systems Corporation and Tridex Systems Limited (1)

10.13	—	Real Estate Distribution Agreement, dated February 26, 1997, among Activant Solutions Inc., 3055 Triad Dr. Corp., 3055 Management Corp., and Triad Park, LLC (1)

10.14	—	Assignment and Assumption Agreement, dated February 27, 1997, between Activant Solutions Inc. and Triad Park, LLC (1)

10.15	—	Assignment and Assumption Agreement, dated February 27, 1997, between Activant Solutions Inc. and Triad Park, LLC (1)

10.16	—	Warrant of Activant Solutions Holdings Inc., dated September 10, 1997, issued to A. Laurence Jones (1)

10.17	—	Stockholders Agreement, dated as of May 26, 1999, among Activant Solutions Inc., Activant Solutions Holdings Inc. and the stockholders signatory thereto (5)

10.18	—	Monitoring and Oversight Agreement, dated as of February 27, 1997, among Activant Solutions Holdings Inc., Activant Solutions Inc., and Hicks, Muse & Co. Partners, L.P. (1)

10.19	—	Financial Advisory Agreement, dated as of February 27, 1997, among Activant Solutions Holdings Inc., Activant Solutions Inc., and Hicks, Muse & Co. Partners, L.P. (1)

10.20	—	Asset Purchase Agreement, dated as of November 20, 1997, between ADP Claims Solutions Group, Inc. and Activant Solutions Inc., dated as of November 20, 1997 (1)

10.21	—	Executive Employment Agreement, dated as of July 1, 2002, among Activant Solutions Inc., Activant Solutions Holdings Inc., and Michael A. Aviles (10)

10.22	—	Stock Option Agreement, dated June 14, 1999, between Activant Solutions Holdings Inc. and Michael A. Aviles (5)

10.23	—	Stock Option Agreement, dated February 16, 2000, between Activant Solutions Holdings Inc. and Michael A. Aviles (8)

10.24	—	Employment Agreement dated August 22, 2001, between Activant Solutions Inc. and Greg Petersen (9)

10.25	—	Executive Employment Agreement, dated between October 27, 1999 Activant Solutions Inc. and Pervez Qureshi†

10.26	—	Executive Employment Agreement, dated October 25, 2002 between Activant Solutions Inc. and Hoon Chung†

10.27	—	Activant Solutions Holdings Inc. 1998 Stock Option Plan, as amended (4)

10.28	—	Activant Solutions Holdings Inc. 2000 Stock Option Plan (6)

10.29	—	Form of Non-Qualified Stock Option Agreement for Eligible Employees (2)

10.30	—	2001 Broad-Based Stock Option Plan (7)

10.31	—	Amended and Restated 2000 Stock Option Plan for Key Employees (7)

10.32	—	Stock Option Bonus Plan (7)

10.33	—	Amended and Restated Stock Option Bonus Plan (8)

10.34	—	Third Amended and Restated Credit Agreement, dated June 27, 2003, by and among Activant Solutions Inc., the lenders party thereto and JP Morgan Chase Bank, as administrative agent (11)

10.35	—	Stock Purchase Agreement, dated as of June 27, 2003, among Activant Solutions Inc., Hicks, Muse, Tate & Furst Equity Fund III, L.P. and HM3 Coinvestors, L.P. (11)

10.36	—	Securities Repurchase Agreement, dated as of June 5, 2003, among Activant Solutions Holdings Inc., Activant Solutions Inc., Glenn E. Staats, Preston W. Staats, Jr., Hicks, Muse, Tate & Furst Equity Fund III, L.P., HM3 Coinvestors, L.P., Hicks, Muse, Tate & Furst Incorporated and HMTF Operating, L.P. (11)

10.37	—	Indemnification agreement dated February 17, 2003, among Activant Solutions Holdings Inc., Activant Solutions Inc. and Michael Aviles †

10.38	—	Indemnification agreement dated February 19, 2003, among Activant Solutions Holdings Inc., Activant Solutions Inc. and A. Laurence Jones †

10.39	—	Indemnification agreement dated February 14, 2003, among Activant Solutions Holdings Inc., Activant Solutions Inc. and Greg Petersen †

10.40	—	Indemnification agreement dated March 3, 2003, among Activant Solutions Holdings Inc., Activant Solutions Inc. and James R. Porter †

10.41	—	Indemnification agreement dated February 14, 2003, among Activant Solutions Holdings Inc., Activant Solutions Inc. and Richard R. Rew II †

10.42	—	Indemnification agreement dated February 14, 2003, among Activant Solutions Holdings Inc., Activant Solutions Inc. and Christopher Speltz †

14.1	—	Activant Solutions Inc. Code of Ethics for Senior Financial Management†

21.1	—	Subsidiaries of the Registrant (1)

31.1	—	Certification Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 by Michael A. Aviles†

31.2	—	Certification Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 by Greg Petersen†

32.1	—	Certification Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 by Michael A. Aviles†

32.2	—	Certification Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 by Greg Petersen†

†	Filed herewith.

1.	Incorporated by reference to the Activant Solutions Inc.’s Registration Statement on Form S-1 (File No. 333-49389) filed on April 3, 1998.
2.	Incorporated by reference to the Activant Solutions Inc.’s Annual Report on Form 10-K for the year ended September 30, 1998.
3.	Incorporated by reference to the Activant Solutions Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999.
4.	Incorporated by reference to the Activant Solutions Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 1999.
5.	Incorporated by reference to the Activant Solutions Inc.’s Annual Report on Form 10-K for the year ended September 30, 1999.
6.	Incorporated by reference to the Activant Solutions Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2000.
7.	Incorporated by reference to the Activant Solutions Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2001.
8.	Incorporated by reference to the Activant Solutions Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001.
9.	Incorporated by reference to the Activant Solutions Inc.’s Annual Report on Form 10-K for the year ended September 30, 2001.
10.	Incorporated by reference to the Activant Solutions Inc.’s Annual Report on Form 10-K for the year ended September 30, 2002.
11.	Incorporated by reference to the Activant Solutions Inc.’s Report on Form 8-K dated July 2, 2003.
12.	Incorporated by reference to Activant Solutions Inc.’s Quarterly Report on Form 10-Q for the three month ended June 30, 2003.
13.	Incorporated by reference to Activant Solutions Inc.’s Report on Form 8-K dated October 14, 2003.

(b) Reports on Form 8-K.

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

The Company filed Form 8-K on October 14, 2003, its press release announcing the name change from CCITRIAD to Activant Solutions Inc. The Amendment to Certificate of Incorporation was attached as an exhibit to the Form 8-K.

ACTIVANT SOLUTIONS INC.

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
Year ended September 30, 2001:
Allowance for doubtful accounts	$5,086	$8,881	$9,614	$4,353
Inventory valuation	1,601	663	1,793	471
Allowance for losses in investment in leases	1,444	3,195	3,226	1,413
Year ended September 30, 2002:
Allowance for doubtful accounts	$4,353	$8,643	$6,245	$6,751
Inventory valuation	471	2,382	1,740	1,113
Allowance for losses in investment in leases	1,413	3,052	3,011	1,454
Year ended September 30, 2003:
Allowance for doubtful accounts	$6,751	$8,057	$7,060	$7,748
Inventory valuation	1,113	386	551	948
Allowance for losses in investment in leases	1,454	385	939	900

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of December, 2003.

Activant Solutions Inc.

By:	/s/ GREG PETERSEN
Greg Petersen
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL A. AVILES Michael A. Aviles	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	December 17, 2003

/s/ GREG PETERSEN Greg Petersen	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	December 17, 2003

/s/ PETER BRODSKY Peter Brodsky	Director	December 17, 2003

/s/ JACK D. FURST Jack D. Furst	Director	December 17, 2003

/s/ A. LAURENCE JONES A. Laurence Jones	Director	December 17, 2003

/s/ JAMES R. PORTER James R. Porter	Director	December 17, 2003