Form 10-Q
period 2003-12-31
ACTIVANT SOLUTIONS INC /DE/
filed 2004-02-10
CIK 1059103

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 10, 2004
Common Stock	1,000 shares

ACTIVANT SOLUTIONS INC.

FORWARD-LOOKING STATEMENTS

INFORMATION SET FORTH IN THIS QUARTERLY REPORT ON FORM 10-Q REGARDING EXPECTED OR POSSIBLE FUTURE EVENTS, INCLUDING STATEMENTS OF THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE GROWTH, OPERATIONS, PRODUCTS AND SERVICES AND STATEMENTS RELATING TO FUTURE ECONOMIC PERFORMANCE, IS FORWARD-LOOKING AND SUBJECT TO RISKS AND UNCERTAINTIES. FOR THOSE STATEMENTS, THE COMPANY CLAIMS THE PROTECTION OF THE SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS PROVIDED FOR BY SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON ESTIMATES AND ASSUMPTIONS MADE BY MANAGEMENT OF THE COMPANY, WHICH, ALTHOUGH BELIEVED TO BE REASONABLE, ARE INHERENTLY UNCERTAIN. THEREFORE, UNDUE RELIANCE SHOULD NOT BE PLACED UPON SUCH ESTIMATES AND STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH ESTIMATES OR STATEMENTS WILL BE REALIZED, AND IT IS LIKELY THAT ACTUAL RESULTS WILL DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE THE FOLLOWING (1) LOSS OR OBSOLESCENCE OF THE PROPRIETARY TECHNOLOGY ON WHICH THE COMPANY DEPENDS; (2) CHANGES IN THE MARKETS IN WHICH THE COMPANY COMPETES INCLUDING THE MANNER IN WHICH AUTOPARTS OR HARDWARE AND LUMBER ARE SOURCED, SOLD, DISTRIBUTED OR INVENTORIED, AND CHANGES IN ECONOMIC CONDITIONS IN THESE MARKETS GENERALLY; (3) CLAIMS BY THIRD PARTIES THAT THE COMPANY IS INFRINGING ON THEIR INTELLECTUAL PROPERTY RIGHTS; (4) LOSS OF THE COMPANY’S EXECUTIVE OFFICERS AND OTHER KEY PERSONNEL; (5) INCREASED COMPETITION OR FAILURE TO EFFECTIVELY COMPETE; (6) LOSS OF KEY CUSTOMERS OR INCREASE IN ATTRITION RATES WITH RESPECT TO REVENUE MANAGEMENT VIEWS AS RECURRING; (7) MANUFACTURING DEFECTS OR ERRORS IN THE COMPANY’S SOFTWARE; (8) PROLONGED UNFAVORABLE GENERAL ECONOMIC AND MARKET CONDITIONS; (9) FAILURE TO RECOUP THE COST OF INVESTMENT IN NEW BUSINESSES INTO WHICH THE COMPANY MAY EXPEND AND (10) INCREASES IN THE COMPANY’S COST OF BORROWINGS OR UNAVAILABILITY OF ADDITIONAL DEBT OR EQUITY CAPITAL. MANY OF SUCH FACTORS WILL BE BEYOND THE CONTROL OF THE COMPANY AND ITS MANAGEMENT. IN ADDITION, OTHER FACTORS THAT COULD AFFECT THE FUTURE RESULTS OF THE COMPANY AND COULD CAUSE THOSE RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS ARE DISCUSSED AT GREATER LENGTH UNDER “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND APPEAR ELSEWHERE IN THIS QUARTERLY REPORT. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS SHOULD NOT BE CONSTRUED AS EXHAUSTIVE, AND THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION TO UPDATE, ANY FORWARD-LOOKING STATEMENTS TO REFLECT OCCURRENCES OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ACTIVANT SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2003	December 31, 2003
		(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$10,215	$18,876
Trade accounts receivable, net of allowance for doubtful accounts of $7,748 and $7,607 at September 30, 2003 and December 31, 2003, respectively	40,152	41,022
Inventories, net	3,546	3,113
Investment in leases, net	2,115	1,911
Deferred income taxes	10,527	11,238
Prepaid income taxes	3,587	—
Prepaid expenses and other current assets	2,485	2,780

Total current assets	72,627	78,940

Service parts, net	1,520	1,506
Property and equipment, net	5,748	5,140
Long-term investment in leases	1,854	1,259
Capitalized computer software costs, net	7,711	7,007
Databases, net	7,672	7,231
Goodwill	87,159	87,159
Other assets	17,994	17,030

Total assets	$202,285	$205,272

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Current liabilities:
Accounts payable	$9,679	$9,476
Payroll related accruals	14,860	11,954
Deferred revenue	15,870	16,592
Current portion of long-term debt	310	298
Accrued income taxes	—	1,355
Accrued expenses and other current liabilities	10,694	6,931

Total current liabilities	51,413	46,606

Long-term debt	172,990	172,967
Deferred income taxes and other liabilities	14,544	15,304

Total liabilities	238,947	234,877

Stockholder’s deficit:
Common Stock:
Par value $.01, authorized, issued and outstanding, 1,000 shares at September 30, 2003 and December 31, 2003	—	—
Additional paid-in capital	83,155	83,155
Retained deficit	(119,421)	(112,206)
Other accumulated comprehensive income:
Cumulative translation adjustment	(396)	(554)

Total stockholder’s deficit	(36,662)	(29,605)

Total liabilities and stockholder’s deficit	$202,285	$205,272

See accompanying notes

ACTIVANT SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended December 31,
	2002	2003
Revenues:
Systems	$17,713	$20,987
Services and finance	39,940	35,714

Total revenues	57,653	56,701
Cost of revenues:
Systems	10,025	11,875
Services and finance	17,546	15,037

Total cost of revenues	27,571	26,912

Gross profit	30,082	29,789
Operating expenses:
Sales and marketing	7,300	8,426
Product development	3,727	3,928
General and administrative	6,757	6,782

Total operating expenses	17,784	19,136

Operating income	12,298	10,653
Interest expense	(3,458)	(5,032)
Equity loss in affiliate	(7)	—
Foreign exchange loss	—	(67)
Gain on sale of assets	—	6,270
Other income, net	222	93

Income before income taxes	9,055	11,917
Income tax expense	3,563	4,702

Net income	$5,492	$7,215

Comprehensive income:
Net income	$5,492	$7,215
Foreign currency translation adjustment	43	(158)

Comprehensive income	$5,535	$7,057

See accompanying notes

ACTIVANT SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended December 31,
	2002	2003
OPERATING ACTIVITIES
Net income	$5,492	$7,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,564	1,409
Amortization	3,211	2,747
Deferred income taxes	(787)	500
Equity loss from affiliate	7	—
Equity income from partnerships	(87)	(50)
Lease loss provision	—	(153)
Provision for doubtful accounts	1,347	1,634
Gain on sale of assets	—	(6,270)
Other, net	33	(115)
Changes in assets and liabilities:
Trade accounts receivable	(4,153)	(3,818)
Inventories	210	433
Investment in leases	729	952
Prepaid expenses and other assets	(813)	3,806
Accounts payable	(223)	(203)
Deferred revenue	1,278	1,349
Accrued expenses and other liabilities	1,225	(5,496)

Net cash provided by operating activities	9,033	3,940

INVESTING ACTIVITIES
Purchase of property and equipment	(991)	(575)
Capitalized computer software costs and databases	(2,261)	(1,526)
Purchase of service parts	(476)	(414)
Proceeds from sale of assets	—	7,212
Equity distributions from partnerships	41	42

Net cash used in investing activities	(3,687)	4,739

FINANCING ACTIVITIES
Proceeds from debt facility	1,210	—
Payment on long-term debt and long-term debt facilities	(3,120)	(18)

Net cash used in financing activities	(1,910)	(18)

Net change in cash and cash equivalents	3,436	8,661
Cash and cash equivalents, beginning of period	398	10,215

Cash and cash equivalents, end of period	$3,834	$18,876

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$718	$7,794

Income taxes	$4,133	$193

See accompanying notes

ACTIVANT SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Activant Solutions Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2003 may not be indicative of the results for the full fiscal year ending September 30, 2004.

2. LEASE RECEIVABLES

Activity in the following servicing and recourse obligation liability accounts (recorded in other liabilities in the Company’s balance sheet) was as follows (in thousands):

	LEASE SERVICING OBLIGATION	RECOURSE OBLIGATION
Balance at September 30, 2003	$142	$3,170
Lease loss provision	—	(153)
Recoveries	—	100
Charges and write-offs	(48)	(470)

Balance at December 31, 2003	$94	$2,647

3. INCOME TAXES

The Company recorded income tax expense for the three months ended December 31, 2003 at an effective rate of 39.5%, which is based on the Company’s anticipated results for the full fiscal year. The Company’s income tax expense differs from the amount computed by applying the statutory rate to income before income taxes due to the impact of permanent differences, such as meals and entertainment expense, and amortization of certain acquired intangibles.

4. COMMON STOCK OPTION PLAN

During the quarter ended December 31, 2003, Activant Solutions Holdings Inc. (“Holdings”), the Company’s parent company, approved the grant of 5,000 options to the employees of the Company at an exercise price equal to the then estimated fair market value of $1.88 per share under the Activant Solutions Holdings Inc. 2000 Stock Option Plan. Holdings also approved the grant of 5,500 options to the employees of the Company at an exercise price equal to the then estimated fair market value of $1.88 per share under the Activant Solutions Holdings Inc. 2001 Stock Option Plan.

The Company uses the intrinsic value method in accounting for employee stock options. Because the exercise price of the employee stock options is greater than or equal to the market price of the underlying stock, as determined by Holding’s Board of Directors, on the date of grant, no compensation expense was recognized.

The Company’s pro forma information follows (amounts in thousands):

	Three months ended December 31,
	2002	2003
Net income reported	$5,492	$7,215
Pro forma stock-based compensation expense, net of tax	50	68

Pro forma net income (loss)	$5,442	$7,147

5. SALE OF ASSETS

On October 1, 2003, the Company sold the assets of its Automotive Recycling Division (“ARD”) to Used Car-Parts.com. The agreement included the sale of ARD’s software, systems, Hollander Interchange License and other assets and the assumption of certain liabilities of ARD. The ARD group had more than 1,200 customers in the United States and Canada, using three products: Orion, Checkmate and Compass. The total purchase price was $6.7 million plus net working capital of $0.5 million, resulting in a gain of $6.3 million. The total revenue generated by those assets was $8.2 million for the fiscal year ended September 30, 2003 and $2.1 million for the three months ended December 31, 2002.

6. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires variable interest entities (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. FIN 46 also requires disclosures about VIE that a company is not required to consolidate but in which it has a significant variable interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN 46 and issued Interpretation Number 46R, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51 (“FIN 46R”). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN 46R is required in financial statements of public entities that have interests in VIE or potential VIE commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. We are continuing to review our variable interests and the outcome of this review will determine whether there is a need to consolidate additional entities.

7. SEGMENT REPORTING

The Company’s business operations are organized into the Automotive Group and the Industry Solutions Group, as shown below. The Automotive Group included the Company’s ARD operations until such operations were sold on October 1, 2003, as disclosed in Note 5 above. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” A breakdown by geographic area of total revenues and total assets is also disclosed. The Americas geographic area covers the United States and Canada. The Europe geographic area covers the United Kingdom, Ireland and France.

	Three Months Ended December 31,
	2002	2003
	(In thousands)
Systems revenues:
Automotive Group	$5,016	$4,272
Industry Solutions Group	12,697	16,715

Total systems revenues:	17,713	20,987

Services and finance revenues:
Automotive Group	24,795	22,716
Industry Solutions Group	15,145	12,998

Total services and finance revenues:	39,940	35,714

Systems costs of revenues:
Automotive Group	3,128	3,294
Industry Solutions Group	6,897	8,581

Total systems costs of revenues:	10,025	11,875

Services and finance cost of revenues:
Automotive Group	10,618	9,115
Industry Solutions Group	6,928	5,922

Total services and finance cost of revenues:	17,546	15,037

Sales and marketing:
Automotive Group	3,213	3,535
Industry Solutions Group	4,087	4,891

Total sales and marketing:	7,300	8,426

Product development:
Automotive Group	2,749	2,554
Industry Solutions Group	978	1,374

Total product development:	3,727	3,928

General and administrative	6,757	6,782
Interest expense	(3,458)	(5,032)
Other income (expense), net	215	6,296

Income before income taxes	$9,055	$11,917

Revenues:
Americas	$56,362	$55,202
Europe	1,291	1,499

Total revenues	$57,653	$56,701

Assets:
Americas	$187,201	$202,070
Europe	4,491	3,202

	$191,692	$205,272

8. GUARANTOR CONSOLIDATION

The Senior Notes are guaranteed by the Company’s existing, wholly-owned domestic subsidiaries Triad Systems Financial Corporation, Triad Data Corporation, CCI/TRIAD Gem, Inc., Triad Systems Corporation and CCI/ARD, Inc. The Company’s other subsidiaries, (the “Non-Guarantors”), are not guaranteeing the Senior Notes. The following tables set forth consolidating financial information of Activant Solutions Inc., the Guarantors and Non-Guarantors for the balance sheets as of December 31, 2003 and September 30, 2003, the statements of operations for the quarters ended December 31, 2003 and December 31, 2002, and the statements of cash flows for the quarters ended December 31, 2003 and December 31, 2002.

Consolidating Balance Sheet as of December 31, 2003

(in thousands)

	Guarantor
	Principal Operations	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$16,769	$(118)	$2,225	$—	$18,876
Trade accounts receivable, net of allowance for doubtful accounts	37,794	—	3,228	—	41,022
Intercompany receivable	—	44,908	—	(44,908)	—
Inventories, net	3,005	—	108	—	3,113
Investment in leases, net	—	1,766	145	—	1,911
Deferred income taxes	11,238	—	—	—	11,238
Prepaid income taxes	—	—	—	—	—
Prepaid expenses and other current assets	1,459	1,317	4	—	2,780

Total current assets	70,265	47,873	5,710	(44,908)	78,940

Service parts, net	1,449	—	57	—	1,506
Property and equipment, net	4,950	—	190	—	5,140
Long-term investment in leases	—	795	464	—	1,259
Capitalized computer software costs, net	7,007	—	—	—	7,007
Databases, net	7,231	—	—	—	7,231
Goodwill	87,159	—	—	—	87,159
Intercompany non-trade	—	—	—	—	—
Investments in subs	45,363	—	807	(46,170)	—
Other assets	17,001	189	(160)	—	17,030

Total assets	$240,425	$48,857	$7,068	$(91,078)	$205,272

Liabilities and stockholder’s equity (deficit)
Current liabilities:
Accounts payable	$9,084	$33	$359	$—	$9,476
Intercompany payables	73,510	—	4,498	(78,008)	—
Payroll related accruals	11,923	—	31	—	11,954
Deferred revenue	16,079	127	386	—	16,592
Current portion of long-term debt	—	298	—	—	298
Accrued income taxes	2,350	—	(995)	—	1,355
Accrued expenses and other current liabilities	6,484	264	183	—	6,931

Total current liabilities	119,430	722	4,462	(78,008)	46,606

Long-term debt, net of discount	172,554	413	—	—	172,967
Deferred tax liabilities and other liabilities	13,960	1,840	(496)	—	15,304

Total liabilities	305,944	2,975	3,966	(78,008)	234,877

Stockholder’s equity (deficit):
Common stock:	—	104	5,495	(5,599)	—
Additional paid-in capital	83,155	6,300	3	(6,303)	83,155
Retained earnings (deficit)	(148,593)	39,478	(2,825)	(266)	(112,206)
Other accumulated comprehensive income (loss):
Cumulative translation adjustment	(81)	—	429	(902)	(554)

Total stockholder’s equity (deficit)	(65,519)	45,882	3,102	(13,070)	(29,605)

Total liabilities and stockholder’s equity (deficit)	$240,425	$48,857	$7,068	$(91,078)	$205,272

Consolidating Balance Sheet as of September 30, 2003

(in thousands)

	Guarantor
	Principal Operations	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,400	$(169)	$1,984	$—	$10,215
Trade accounts receivable, net of allowance for doubtful accounts	36,413	—	3,739	—	40,152
Intercompany receivable	—	45,977	—	(45,977)	—
Inventories, net	3,432	—	114	—	3,546
Investment in leases, net	—	1,934	181	—	2,115
Deferred income taxes	10,527	—	—	—	10,527
Prepaid income taxes	2,775	—	812	—	3,587
Prepaid expenses and other current assets	982	1,450	53	—	2,485

Total current assets	62,529	49,192	6,883	(45,977)	72,627

Service parts, net	1,412	—	108	—	1,520
Property and equipment, net	5,567	—	181	—	5,748
Long-term investment in leases	—	1,292	562	—	1,854
Capitalized computer software costs, net	7,711	—	—	—	7,711
Databases, net	7,672	—	—	—	7,672
Goodwill	87,159	—	—	—	87,159
Investments in subs	45,362	—	759	(46,121)	—
Other assets	17,620	348	26	—	17,994

Total assets	$235,032	$50,832	$8,519	$(92,098)	$202,285

Liabilities and stockholder’s equity (deficit)
Current liabilities:
Accounts payable	$9,470	$15	$194	$—	$9,679
Intercompany payables	74,657	—	4,767	(79,424)	—
Payroll related accruals	14,702	—	158	—	14,860
Deferred revenue	15,273	148	449	—	15,870
Current portion of long-term debt	—	310	—	—	310
Accrued expenses and other current liabilities	10,127	359	208	—	10,694

Total current liabilities	124,229	832	5,776	(79,424)	51,413

Long-term debt, net of discount	172,489	501	—	—	172,990
Deferred tax liabilities and other liabilities	12,691	2,323	(470)	—	14,544

Total liabilities	309,409	3,656	5,306	(79,424)	238,947

Stockholder’s equity (deficit):
Common stock:	—	104	5,495	(5,599)	—
Additional paid-in capital	83,155	6,300	3	(6,303)	83,155
Retained earnings (deficit)	(157,192)	40,772	(2,735)	(266)	(119,421)
Other accumulated comprehensive income (loss):
Cumulative translation adjustment	(340)	—	450	(506)	(396)

Total stockholder’s equity (deficit)	(74,377)	47,176	3,213	(12,674)	(36,662)

Total liabilities and stockholder’s equity (deficit)	$235,032	$50,832	$8,519	$(92,098)	$202,285

Consolidating Statement of Operations for the Three Months Ended December 31, 2003

(in thousands)

	Guarantor
	Principal Operations	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$20,678	$—	$311	$(2)	$20,987
Services and finance	32,768	290	2,656	—	35,714

Total revenues	53,446	290	2,967	(2)	56,701
Cost of revenues:
Systems	11,650	—	227	(2)	11,875
Services and finance	13,440	—	1,597	—	15,037

Total cost of revenues	25,090	—	1,824	(2)	26,912

Gross profit	28,356	290	1,143	—	29,789

Operating expenses:
Sales and marketing	8,127	(160)	459	—	8,426
Product development	3,876	—	52	—	3,928
General and administrative	4,446	1,725	611	—	6,782

Total operating expenses	16,449	1,565	1,122	—	19,136

Operating income	11,907	(1,275)	21	—	10,653

Interest expense	(5,021)	(19)	8	—	(5,032)
Equity loss in affiliate	—	—	—	—	—
Foreign exchange gain (loss)	9	—	(76)	—	(67)
Gain on sale of assets	6,270	—	—	—	6,270
Other income, net	86	—	7	—	93

Income (loss) before income taxes	13,251	(1,294)	(40)	—	11,917
Income tax expense	4,652	—	50	—	4,702

Net income (loss)	$8,599	$(1,294)	$(90)	$—	$7,215

Consolidating Statement of Operations for the Three Months Ended December 31, 2002

(in thousands)

	Guarantor		Non-Guarantor Subsidiaries	Eliminations	Consolidated
	Principal Operations	Guarantor Subsidiaries
Revenues:
Systems	$17,371	$—	$342	$—	$17,713
Services and finance	37,115	530	2,295	—	39,940

Total revenues	54,486	530	2,637	—	57,653
Cost of revenues:
Systems	9,822	—	203	—	10,025
Services and finance	16,065	—	1,481	—	17,546

Total cost of revenues	25,887	—	1,684	—	27,571

Gross profit	28,599	530	953	—	30,082

Operating expenses:
Sales and marketing	6,983	36	281	—	7,300
Product development	3,658	—	69	—	3,727
General and administrative	4,796	1,703	258	—	6,757

Total operating expenses	15,437	1,739	608	—	17,784

Operating income	13,162	(1,209)	345	—	12,298

Interest expense	(3,424)	(29)	(5)	—	(3,458)
Equity loss in affiliate	(7)	—	—	—	(7)
Foreign exchange gain (loss)	2	—	(2)	—	—
Other income, net	209	—	13	—	222

Income (loss) before income taxes	9,942	(1,238)	351	—	9,055
Income tax expense	3,278	—	285	—	3,563

Net income (loss)	$6,664	$(1,238)	$66	—	$5,492

Consolidating Statement of Cash Flows for the Three Months Ended December 31, 2003

(In thousands)

	Guarantor		Non-Guarantor Subsidiaries	Eliminations	Consolidated
	Principal Operations	Guarantor Subsidiaries
Operating activities
Net income (loss)	$8,599	$(1,294)	$(90)	$—	$7,215
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,364	—	45	—	1,409
Amortization	2,747	—	—	—	2,747
Deferred income taxes	500	—	—	—	500
Equity income from partnerships	(50)	—	—	—	(50)
Lease loss provision	—	(153)	—	—	(153)
Doubtful accounts	1,194	—	440	—	1,634
Gain on sale of assets	(6,270)	—	—	—	(6,270)
Other, net	(120)	—	5	—	(115)
Changes in assets and liabilities:
Accounts receivable	(3,889)	—	71	—	(3,818)
Inventories	427	—	6	—	433
Investment in leases	—	818	134	—	952
Prepaid expenses and other assets	2,467	292	1,047	—	3,806
Intercompany transactions	(731)	1,069	(338)	—	—
Accounts payable	(386)	18	165	—	(203)
Deferred revenue	1,433	(21)	(63)	—	1,349
Accrued expenses and other liabilities	(3,740)	(578)	(1,178)	—	(5,496)

Net cash provided by operating activities	3,545	151	244	—	3,940

Investing activities
Purchase of property and equipment	(549)	—	(26)	—	(575)
Computer software costs and databases	(1,526)	—	—	—	(1,526)
Purchase of service parts	(437)	—	23	—	(414)
Proceeds from sale of assets	7,212	—	—	—	7,212
Equity distributions from partnerships	42	—	—	—	42

Net cash used in investing activities	4,742	—	(3)	—	4,739

Financing activities
Proceeds from debt facility	—	—	—	—	—
Payment on long-term debt and long term debt facilities	82	(100)	—	—	(18)

Net cash used in financing activities	82	(100)	—	—	(18)

Change in cash and cash equivalents	8,369	51	241	—	8,661
Cash and cash equivalents, beginning	8,400	(169)	1,984	—	10,215

Cash and cash equivalents, ending	$16,769	$(118)	$2,225	$—	$18,876

Consolidating Statement of Cash Flows for the Three Months Ended December 31, 2002

(In thousands)

	Guarantor		Non-Guarantor Subsidiaries	Eliminations	Consolidated
	Principal Operations	Guarantor Subsidiaries
Operating activities
Net income (loss)	$6,664	$(1,238)	$66	$—	$5,492
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,535	—	29	—	1,564
Amortization	2,747	—	464	—	3,211
Deferred income taxes	(787)	—	—	—	(787)
Equity loss from affiliate	7	—	—	—	7
Equity gain from partnerships	(73)	—	(14)	—	(87)
Lease loss provision	—	—	—	—	—
Doubtful accounts	1,306	—	41	—	1,347
Other, net	36	—	(3)	—	33
Changes in assets and liabilities:
Accounts receivable	(3,985)	—	(168)	—	(4,153)
Inventories	256	—	(46)	—	210
Investment in leases	—	607	122	—	729
Prepaid expenses and other assets	(1,017)	193	11	—	(813)
Intercompany transactions	(938)	778	160	—	—
Accounts payable	(313)	37	53	—	(223)
Deferred revenue	1,309	(31)	—	—	1,278
Accrued expenses and other liabilities	1,969	(226)	(518)	—	1,225

Net cash provided by operating activities	8,716	120	197	—	9,033

Investing activities
Purchase of property and equipment	(991)	—	—	—	(991)
Computer software costs and databases	(2,117)	—	(144)	—	(2,261)
Purchase of service parts	(486)	—	10	—	(476)
Equity distributions from partnerships	41	—	—	—	41

Net cash used in investing activities	(3,553)	—	(134)	—	(3,687)

Financing activities
Proceeds from debt facility	1,210	—	—	—	1,210
Payment on long-term debt and long term debt facilities	(3,000)	(120)	—	—	(3,120)

Net cash used in financing activities	(1,790)	(120)	—	—	(1,910)
Change in cash and cash equivalents	3,373	—	63	—	3,436
Cash and cash equivalents, beginning	(157)	—	555	—	398

Cash and cash equivalents, ending	$3,216	$—	$618	$—	$3,834

9. SUBSEQUENT EVENTS

On January 29, 2004, the Company’s wholly-owned subsidiary Triad Systems Financial Corporation (“TSFC”) sold a portion of its owned lease portfolio for proceeds of $1.8 million which approximates its net book value. Except for certain contractual representations and warranties, the sale of the leases was made on a non-recourse basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited historical consolidated financial statements and notes thereto, which are included elsewhere herein.

General

The Company is a leading provider of business management solutions designed for companies with complex products in high-service distribution environments. Customers include manufacturers, wholesale distributors and retailers in such industry segments as automotive parts, hardware, lumber, agribusiness, nurseries, plumbing, paint, building and electrical supply. The Company’s business management solutions include advanced software, professional services, information content, network connectivity and supply chain analytics. The revenues associated with software support, information databases and maintenance services are generally recurring in nature and represented approximately 63% of total revenues in the three months ended December 31, 2003.

Revenues. The Company derives revenue primarily from two sources: systems revenue, and services and finance revenue. Systems revenue includes the software licenses to use the Company’s proprietary enterprise software and related hardware equipment, as well as systems training and installation. Services and finance revenue generally consists of revenue generated by maintenance, service and finance of such systems and revenue from the sale of information databases, system connectivity and supply chain services.

Cost of revenues. Cost of systems revenue primarily includes computer hardware and peripherals purchased from third parties, the labor and overhead associated with assembling, installing and training customers on the Company’s systems and the amortization of capitalized software costs. Cost of services revenue primarily includes personnel costs associated with the maintenance and service of systems, personnel costs associated with data entry into the Company’s information databases, bad debt expense, the amortization of capitalized databases and telecommunication and facility costs.

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

Other income (expense). Other income (expense) includes income from partnerships, which are being accounted for under the equity method, and the Company’s 401(e) deferred compensation plan.

Historical Results of Operations

Three Months Ended December 31, 2003 Compared to Three Months ended December 31, 2002

Revenues for the three months ended December 31, 2003 were $56.7 million, a decrease of $1.0 million, or 2%, from the $57.7 million recorded in the prior year’s period. Automotive Group revenues for the first quarter were $27.0 million, a decrease of $2.8 million, or 9%, as compared to the quarter ended December 31, 2002. The decrease in the Automotive Group revenues was primarily due to the October 1, 2003 sale of ARD. The Industry Solutions Group’s revenues were $29.7 million for the three months ended December 31, 2003, an increase of $1.8 million, or 7%.

Systems revenues for the three months ended December 31, 2003 were $21.0 million, compared to $17.7 million for the three months ended December 31, 2002, an increase of $3.3 million, or 18%. Systems revenues for the Automotive Group for the three months ended December 31, 2003 decreased $0.7 million to $4.3 million, as compared to last year.

The revenue decrease was primarily due to higher sales of jobber systems in the previous year as a result of promotional programs. Systems revenues for the Industry Solutions Group for the three months ended December 31, 2003 increased $4.0 million to $16.7 million, an improvement of 32%, as compared to the three months ended December 31, 2002. The revenue increase was due to increased sales of add-on products to the current customer base and increased sales of new software solutions to new customers.

Services and finance revenues were $35.7 million for the three months ended December 31, 2003, compared to $39.9 million for the three months ended December 31, 2002, a decrease of $4.2 million, or 11%. For the three months ended December 31, 2003, services and finance revenues for the Automotive Group decreased $2.1 million, or 8%, to $22.7 million, while the Industry Solutions Group’s revenues decreased $2.1 million, or 14%, to $13.0 million, as compared to the three months ended December 31, 2002. The decrease in the Automotive Group revenues was primarily due to the October 1, 2003 sale of ARD. The decrease in the Industry Solutions Group revenues was largely due to the termination of certain primary sources of point of sale data in fiscal year 2003 causing lower information product sales to manufacturers in the quarter ended December 31, 2003 compared to the quarter ended December 31, 2002. We do not expect to be able to replace this point of sale data.

Cost of revenues was $26.9 million for the three months ended December 31, 2003, compared to $27.6 million for the three months ended December 31, 2002, a decrease of $0.7 million, or 2%. For the three months ended December 31, 2003, cost of revenues for the Automotive Group decreased $1.4 million, or 10%, to $12.4 million. For the quarter ended December 31, 2003, cost of revenues for the Industry Solutions Group increased $0.7 million, or 5%, to $14.5 million as compared to the three months ended December 31, 2002.

Cost of systems revenues was $11.9 million for the three months ended December 31, 2003, compared to $10.0 million for the three months ended December 31, 2002, an increase of $1.9 million, or 18%. Cost of systems revenues for the Automotive Group for the three months ended December 31, 2003 increased $0.2 million, or 5%, to $3.3 million compared to the three months ended December 31, 2002. Cost of systems revenues as a percentage of systems revenues for the Automotive Group was 77% and 62% for the three months ended December 31, 2003 and 2002, respectively. The increase in the cost of systems revenues was primarily due to the increased depreciation and amortization costs, coupled with a lower sales volume in the three months ended December 31, 2003. Cost of systems revenues for the Industry Solutions Group for the three months ended December 31, 2002 increased $1.7 million to $8.6 million compared to the three months ended December 31, 2002, an increase of 24%. The increase in cost of systems revenue was mainly due to the increase in systems sales. Cost of systems revenue as a percentage of systems for the Industry Solutions Group was 51% and 54% for the three months ended December 31, 2003 and 2002, respectively. The improved gross profit was chiefly due to a higher margin mix of products in the quarter ended December 31, 2003.

Cost of revenues for services and finance was $15.0 million for the three months ended December 31, 2003, compared to $17.5 million for the three months ended December 31, 2002, a decrease of $2.5 million, or 14%. Cost of revenues for services and finance for the Automotive Group for the three months ended December 31, 2003 decreased $1.5 million to $9.1 million, or 14%, compared to the three months ended December 31, 2002. Cost of revenues for services and finance for the Automotive Group was down primarily due to the sale of ARD. Cost of revenues for services and finance for the Industry Solutions Group for the three months ended December 31, 2003 decreased $1.0 million to $5.9 million, compared to the three months ended December 31, 2002. Cost of revenues of services and finance for the Industry Solutions Group was lower in the three months ended December 31, 2003 primarily due to lower information services costs. As a percentage of the Automotive Group’s services and finance revenues, cost of revenues for services and finance for the Automotive Group was 40% and 43% for the three months ended December 31, 2003 and 2002, respectively. As a percentage of the Industry Solutions Group’s services and finance revenues, cost of revenues for services and finance for the Industry Solutions Group was unchanged at 46% for the three months ended December 31, 2003 and 2002.

Sales and marketing expense for the three months ended December 31, 2003 increased $1.1 million, or 15%, to $8.4 million, as compared to the three months ended December 31, 2002. Sales and marketing expense for the Automotive Group for the three months ended December 31, 2003 increased $0.3 million to $3.5 million, as compared to the three months ended December 31, 2002. As a percentage of the Automotive Group’s revenue, sales and marketing expense for the Automotive Group was 13% and 11% for the three months ended December 31, 2003 and 2002, respectively. The increase in sales and marketing expense in the Automotive Group was mainly due to higher personnel costs arising from increased head count focused on selling new products and services in the three months ended December 31, 2003.

Sales and marketing expense for the Industry Solutions Group for the three months ended December 31, 2003 increased $0.8 million to $4.9 million, as compared to the three months ended December 31, 2002. As a percentage of Industry Solutions Group revenue, sales and marketing expense for the Industry Solutions Group was 16% and 15% for the three months ended December 31, 2003 and 2002, respectively. The increase in sales and marketing expense in the Industry Solutions Group was primarily due to higher commission expense related to the increased systems revenue.

Product development expenses for the three months ended December 31, 2003 increased $0.2 million, or 5%, to $3.9 million, as compared to the three months ended December 31, 2002. As a percentage of revenue, product development expense was 7% and 6% for the three months ended December 31, 2003 and December 31, 2002, respectively. Product development expenses for the Automotive Group for the three months ended December 31, 2003 decreased $0.2 million, or 7%, to $2.5 million. As a percentage of Automotive Group revenue, product development expenses for the Automotive Group remained at 9% for the three months ended December 31, 2003 and 2002, respectively. Product development expenses for the Industry Solutions Group for the three months ended December 31, 2003 increased $0.4 million, or 40%, to $1.4 million for the three months ended December 31, 2003, primarily due to additional personnel hired to focus on the development of new products and services. As a percentage of Industry Solutions Group revenue, product development expense for the Industry Solutions Group was 5% and 4% for the three months ended December 31, 2003 and 2002.

General and administrative expense for the three months ended December 31, 2003 was $6.8 million, unchanged from the three months ended December 31, 2002. As a percentage of revenues, general and administrative expense was 12% for both the three months ended December 31, 2003 and 2002.

Interest expense for the three months ended December 31, 2003 was $5.0 million compared to $3.5 million for the three months ended December 31, 2002, an increase of $1.6 million, or 46%. The increase in interest expense in the quarter ended December 31, 2003 was primarily due to the issuance of the Senior Notes in June 2003. See “Liquidity and Capital Resources.”

Other income (expense), net for the three months ended December 31, 2003 was $6.3 million compared to $0.2 million for the three months ended December 31, 2002, an increase of $6.1 million, due primarily to the $6.3 million gain on the sale of ARD.

As a result of the above factors, the Company realized net income of $7.2 million for the three months ended December 31, 2003, compared to net income of $5.5 million for the three months ended December 31, 2002, an increase of $1.7 million, or 31%.

Liquidity and Capital Resources

As of December 31, 2003, the Company had $173.3 million in outstanding indebtedness. The $173.3 million of indebtedness was comprised of $155.1 million in Senior Notes due 2011, net of the $1.9 million discount, $17.5 million of Senior Subordinated Notes due 2008 and $0.7 million of debt related to lease financing that matures in varying amounts over the next three years. The Company’s Amended and Restated Credit Agreement provides for maximum borrowings of $15.0 million and matures in June 2006. As of December 31, 2003, there were no borrowings under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement bears interest at floating rates; therefore, the Company’s financial condition is and will be affected by changes in prevailing rates.

The Company’s Amended and Restated Credit Agreement imposes certain restrictions on the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. Under the Amended and Restated Credit Agreement, the Company is obligated to meet certain tests relating to certain financial amounts and ratios as defined in the Amended and Restated Credit Agreement. At December 31, 2003, the Company was in compliance with these covenants.

On October 1, 2003, the Company sold the assets of its Automotive Recycling Division (“ARD”) to Used Car-Parts.com. The agreement included the sale of ARD’s software, systems, Hollander Interchange License and other assets and the assumption of certain liabilities of ARD. The ARD group had more than 1,200 customers in the United States and Canada, using three products: Orion, Checkmate and Compass. The total purchase price was $6.7 million plus net working capital of $0.5 million, resulting in a gain of $6.3 million. The total revenue generated by those assets was $8.2 million for the fiscal year ended September 30, 2003 and $2.1 million for the three months ended December 31, 2002.

In addition to servicing its debt obligations, the Company requires substantial liquidity for capital expenditures and working capital needs. At December 31, 2003, working capital was $32.3 million compared to $21.2 million at September 30, 2003. The increase in working capital principally relates to an increase in cash, primarily from the $7.2 million in proceeds relating to the sale of ARD. For the three months ended December 31, 2003, and December 31, 2002, the Company’s capital expenditures were $2.5 million and $3.7 million, respectively, which included $1.5 million and $2.3 million, respectively, for capitalized computer software and databases costs.

From time to time, the Company intends to pursue acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. The Company expects to fund future cash acquisitions primarily with cash flow from operations and borrowing, including the unborrowed portion of the credit facility or new debt issuances, but may also issue additional equity either directly or in connection with acquisitions. There can be no assurance that acquisition funds will be available at terms acceptable to the Company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003. There have been no material changes in the quarter ended December 31, 2003.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

By consent of the sole stockholder of the Company in lieu of an annual meeting, the following were reelected directors of the Company on October 23, 2003: Michael A. Aviles, Peter Brodsky, Jack D. Furst, A. Laurence Jones and James R. Porter.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

10.43 Portfolio Purchase Agreement, dated as of January 29, 2004, between Triad Systems Financial Corporation, Activant Solutions Inc. and GreatAmerica Leasing Corporation.

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael A. Aviles.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Greg Petersen.

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael A. Aviles.

32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Greg Petersen.

(b)	Reports on Form 8-K

No reports on Form 8-K have been filed during the three months ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 10th day of February, 2004.

ACTIVANT SOLUTIONS INC.

By:	/s/ GREG PETERSEN
Greg Petersen
Senior Vice President and Chief Financial Officer