Form 10-Q
period 2004-03-31
ACTIVANT SOLUTIONS INC /DE/
filed 2004-05-17
CIK 1059103

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☑ No ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 17, 2004

Common Stock	1,000 shares

ACTIVANT SOLUTIONS INC.
INDEX

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ACTIVANT SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	March 31,
	2003	2004
		(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$10,215	$32,832
Trade accounts receivable, net of allowance for doubtful accounts of $7,748 and $6,265 at September 30, 2003 and March 31, 2004, respectively	40,152	35,199
Inventories, net	3,546	3,263
Investment in leases, net	2,115	620
Deferred income taxes	10,527	10,296
Prepaid income taxes	3,587	—
Prepaid expenses and other current assets	2,485	2,695

Total current assets	72,627	84,905
Service parts, net	1,520	1,443
Property and equipment, net	5,748	4,723
Long-term investment in leases	1,854	733
Capitalized computer software costs, net	7,711	6,716
Databases, net	7,672	6,570
Goodwill	87,159	87,159
Other assets	17,994	16,539

Total assets	$202,285	$208,788

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Current liabilities:
Accounts payable	$9,679	$8,236
Payroll related accruals	14,860	12,077
Deferred revenue	15,870	16,116
Current portion of long-term debt	310	295
Accrued income taxes	—	469
Accrued expenses and other current liabilities	10,694	9,647

Total current liabilities	51,413	46,840
Long-term debt	172,990	172,934
Deferred income taxes and other liabilities	14,544	13,316

Total liabilities	238,947	233,090
Stockholder’s deficit:
Common Stock:
Par value $0.01, authorized, issued and outstanding, 1,000 shares at September 30, 2003 and March 31, 2004	—	—
Additional paid-in capital	83,155	83,155
Retained deficit	(119,421)	(106,809)
Other accumulated comprehensive income:
Cumulative translation adjustment	(396)	(648)

Total stockholder’s deficit	(36,662)	(24,302)

Total liabilities and stockholder’s deficit	$202,285	$208,788

See accompanying notes

ACTIVANT SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2004	2003	2004
Revenues:
Systems	$17,392	$19,448	$35,105	$40,435
Services	38,668	35,853	78,607	71,567

Total revenues	56,060	55,301	113,712	112,002
Cost of revenues:
Systems	9,859	11,325	19,884	23,195
Services	17,911	14,575	35,456	29,610

Total cost of revenues	27,770	25,900	55,340	52,805

Gross profit	28,290	29,401	58,372	59,197
Operating expenses:
Sales and marketing	8,237	6,917	15,537	15,344
Product development	4,090	3,556	7,816	7,485
General and administrative	6,586	5,553	13,343	12,340

Total operating expenses	18,913	16,026	36,696	35,169

Operating income	9,377	13,375	21,676	24,028
Interest expense	(3,339)	(4,882)	(6,798)	(9,913)
Equity gain in affiliate	67	—	59	—
Foreign exchange gain (loss)	12	(40)	13	(107)
Gain on sale of assets	—	—	—	6,270
Other income, net	(19)	202	203	294

Income before income taxes	6,098	8,655	15,153	20,572
Income tax expense	2,392	3,258	5,955	7,960

Net income	$3,706	$5,397	$9,198	$12,612

Comprehensive income:
Net income	$3,706	$5,397	$9,198	$12,612
Foreign currency translation adjustment	183	(94)	226	(252)

Comprehensive income	$3,889	$5,303	$9,424	$12,360

See accompanying notes

ACTIVANT SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	March 31,
	2003	2004
OPERATING ACTIVITIES
Net income	$9,198	$12,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,080	2,751
Amortization	6,788	5,473
Deferred income taxes	(23)	781
Equity gain from affiliate	(59)	—
Equity income from partnerships	(156)	(111)
Lease loss provision	—	(1,320)
Provision for doubtful accounts	2,803	2,390
Gain on sale of assets	—	(6,270)
Other, net	211	(65)
Changes in assets and liabilities:
Trade accounts receivable	(1,863)	1,249
Inventories	(263)	283
Investment in leases	1,415	3,936
Prepaid expenses and other assets	168	4,076
Accounts payable	(274)	(1,443)
Deferred revenue	382	873
Accrued expenses and other liabilities	(3,518)	(4,875)

Net cash provided by operating activities	17,889	20,340
INVESTING ACTIVITIES
Purchase of property and equipment	(1,903)	(1,080)
Capitalized computer software costs and databases	(3,902)	(2,934)
Purchase of service parts	(838)	(779)
Proceeds from sale of assets	—	7,212
Equity distributions from partnerships	82	58

Net cash provided by (used in) investing activities	(6,561)	2,477
FINANCING ACTIVITIES
Proceeds from debt facility	1,210	—
Payment on long-term debt	(5,203)	(200)

Net cash used in financing activities	(3,993)	(200)

Net change in cash and cash equivalents	7,335	22,617
Cash and cash equivalents, beginning of period	398	10,215

Cash and cash equivalents, end of period	$7,733	$32,832

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$5,729	$8,650

Income taxes	$9,066	$4,069

See accompanying notes

ACTIVANT SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Activant Solutions Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2004 may not be indicative of the results for the full fiscal year ending September 30, 2004.

2. LEASE RECEIVABLES

Activity in the following servicing and recourse obligation liability accounts (recorded in other liabilities in the Company’s balance sheet) was as follows (in thousands):

	LEASE SERVICING	RECOURSE
	OBLIGATION	OBLIGATION
Balance at September 30, 2003	$142	$3,170
Lease loss provision	—	(1,320)
Recoveries	—	161
Charges and write-offs	(90)	(684)

Balance at March 31, 2004	$52	$1,327

3. INCOME TAXES

The Company recorded income tax expense for the six months ended March 31, 2004 at an effective rate of 38.7%, which is based on the Company’s anticipated results for the full fiscal year. The Company’s income tax expense differs from the amount computed by applying the statutory rate to income before income taxes due to the impact of permanent differences, such as meals and entertainment expense, and amortization of certain acquired intangibles.

4. COMMON STOCK OPTION PLAN

The Company uses the intrinsic value method in accounting for employee stock options. Because the exercise price of the employee stock options was greater than or equal to the market price of the underlying stock, as determined by Holdings’ Board of Directors, on the date of grant, no compensation expense was recognized.

The Company’s pro forma information follows (amounts in thousands):

	Three months ended March 31,		Six months ended March 31,
	2003	2004	2003	2004
Net income reported	$3,706	$5,397	$9,198	$12,612
Pro forma stock-based compensation expense, net of tax	81	54	187	122

Pro forma net income	$3,625	$5,343	$9,011	$12,490

5. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires variable interest entities (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. FIN 46 also requires disclosures about VIE that a company is not required to consolidate but in which it has a significant variable interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN 46 and issued Interpretation No. 46R, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN 46R”). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN 46R is required in financial statements of public entities that have interests in VIE or potential VIE commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. There was no material impact from the application of FIN 46R on the Company’s financial position or results of operations.

6. SEGMENT REPORTING

Operating Segments

The Company’s business operations are organized into the Industry Solutions Group and the Automotive Group, as shown below. Both groups provide management solutions consisting of:

•	Business management systems comprised of proprietary software applications, implementation and training, and third-party hardware and peripherals.

•	Subscription-based services, including software and hardware support, maintenance, an electronic automotive parts catalog and other services.

The Industry Solutions Group serves a variety of retailers and wholesale distributors in the retail hardware, lumber, home improvement, lawn and garden, farm supply, electrical supply and other industries in the United States. The Automotive Group serves the automotive parts aftermarket, which includes manufacturers, warehouse distributors, parts stores and professional installers in North America and Europe.

Corporate services primarily represent administrative functions including information technology, finance, human resources, legal and executive costs.

Total assets are not allocated by segment.

	Three Months Ended March 31, 2003				Three Months Ended March 31, 2004
	Industry				Industry
	Solutions	Automotive			Solutions	Automotive
	Group	Group	Corporate	Total	Group	Group	Corporate	Total
	(in thousands)				(in thousands)
Revenues:
Systems	$13,499	$3,893	$—	$17,392	$14,705	$4,743	$—	$19,448
Services	14,219	24,449	—	38,668	13,699	22,154	—	35,853

Total Revenues	27,718	28,342	—	56,060	28,404	26,897	—	55,301
Operating expenses	5,581	6,710	6,622	18,913	5,797	5,838	4,391	16,026
Income before income taxes	7,607	8,158	(9,667)	6,098	8,091	9,199	(8,635)	8,655
Depreciation and amortization	1,328	2,090	1,675	5,093	548	2,752	768	4,068
Capital expenditures	474	1,516	925	2,915	595	930	753	2,278

	Six Months Ended March 31, 2003				Six Months Ended March 31, 2004
	Industry				Industry
	Solutions	Automotive			Solutions	Automotive
	Group	Group	Corporate	Total	Group	Group	Corporate	Total
	(in thousands)				(in thousands)
Revenues:
Systems	$26,196	$8,909	$—	$35,105	$31,420	$9,015	$—	$40,435
Services	29,363	49,244	—	78,607	26,697	44,870	—	71,567

Total revenues	55,559	58,153	—	113,712	58,117	53,885	—	112,002
Operating expenses	10,627	12,654	13,415	36,696	12,063	12,085	11,021	35,169
Income before income taxes	16,319	18,155	(19,321)	15,153	17,037	17,274	(13,739)	20,572
Depreciation and amortization	2,621	5,803	1,444	9,868	1,166	5,496	1,562	8,224
Capital expenditures	1,335	3,207	2,101	6,643	1,166	2,099	1,528	4,793

Geographic Segments

A breakdown by geographic area of total revenues and total assets is shown below. The Americas geographic area covers the United States and Canada. The Europe geographic area covers the United Kingdom, Ireland and France.

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2004
	Americas	Europe	Total	Americas	Europe	Total
		(in thousands)			(in thousands)
Revenues	$54,441	$1,619	$56,060	$53,607	$1,694	$55,301
Total Assets	184,327	4,158	188,485	205,324	3,464	208,788

	Six Months Ended March 31, 2003			Six Months Ended March 31, 2004
	Americas	Europe	Total	Americas	Europe	Total
		(in thousands)			(in thousands)
Revenues	$110,802	$2,910	$113,712	$108,808	$3,194	$112,002
Total Assets	184,327	4,158	188,485	205,324	3,464	208,788

7. GUARANTOR CONSOLIDATION

The Company’s 10 ½% senior notes due 2011 (the “Senior Notes”) are guaranteed by the Company’s existing, wholly-owned domestic subsidiaries Triad Systems Financial Corporation, Triad Data Corporation, CCI/TRIAD Gem, Inc., Triad Systems Corporation and CCI/ARD, Inc. The Company’s other subsidiaries, (the “Non-Guarantors”), are not guaranteeing the Senior Notes. The following tables set forth consolidating financial information of Activant Solutions Inc., the Guarantors and Non-Guarantors for the balance sheets as of March 31, 2004 and September 30, 2003, the statement of operations for the three and six months ended March 31, 2004 and 2003, and the statements of cash flows for the six months ended March 31, 2004 and 2003.

Consolidating Balance Sheet as of March 31, 2004
(in thousands)

	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$29,434	$33	$3,365	$—	$32,832
Trade accounts receivable, net of allowance for doubtful accounts	31,990	—	3,209	—	35,199
Intercompany receivable		45,352	—	(45,352)	—
Inventories, net	3,239	—	24	—	3,263
Investment in leases, net	—	528	92	—	620
Deferred income taxes	10,296	—	—	—	10,296
Prepaid income taxes	(938)	—	938	—	—
Prepaid expenses and other current assets	1,366	1,230	99	—	2,695

Total current assets	75,387	47,143	7,727	(45,352)	84,905
Service parts, net	1,415	—	28	—	1,443
Property and equipment, net	4,557	—	166	—	4,723
Long-term investment in leases	—	337	396	—	733
Capitalized computer software costs, net	6,716	—	—	—	6,716
Databases, net	6,570	—	—	—	6,570
Goodwill	87,159	—	—	—	87,159
Intercompany non-trade	—	—	166	(166)	—
Investments in subs	45,362	—	828	(46,190)	—
Other assets	16,421	114	4	—	16,539

Total assets	$243,587	$47,594	$9,315	$(91,708)	$208,788

Liabilities and stockholder’s equity (deficit)
Current liabilities:
Accounts payable	$7,888	$41	$307	$—	$8,236
Intercompany payables	73,259	—	5,159	(78,418)	—
Payroll related accruals	11,961	—	116	—	12,077
Deferred revenue	15,171	106	839	—	16,116
Current portion of long-term debt	—	295	—	—	295
Accrued income taxes	469	—	—	—	469
Accrued expenses and other current liabilities	9,306	219	122	—	9,647

Total current liabilities	118,054	661	6,543	(78,418)	46,840
Long-term debt, net of discount	172,618	316	—	—	172,934
Deferred tax liabilities and other liabilities	12,425	1,157	(266)	—	13,316

Total liabilities	303,097	2,134	6,277	(78,418)	233,090
Stockholder’s equity (deficit):
Common stock:	—	104	5,495	(5,599)	—
Additional paid-in capital	83,155	6,300	3	(6,303)	83,155
Retained earnings (deficit)	(142,626)	39,056	(2,973)	(266)	(106,809)
Other accumulated comprehensive income (loss):
Cumulative translation adjustment	(39)	—	513	(1,122)	(648)

Total stockholder’s equity (deficit)	(59,510)	45,460	3,038	(13,290)	(24,302)

Total liabilities and stockholder’s equity (deficit)	$243,587	$47,594	$9,315	$(91,708)	$208,788

Consolidating Balance Sheet as of September 30, 2003
(in thousands)

	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,400	$(169)	$1,984	$—	$10,215
Trade accounts receivable, net of allowance for doubtful accounts	36,413	—	3,739	—	40,152
Intercompany receivable	—	45,977	—	(45,977)	—
Inventories, net	3,432	—	114	—	3,546
Investment in leases, net	—	1,934	181	—	2,115
Deferred income taxes	10,527	—	—	—	10,527
Prepaid income taxes	2,775	—	812	—	3,587
Prepaid expenses and other current assets	982	1,450	53	—	2,485

Total current assets	62,529	49,192	6,883	(45,977)	72,627
Service parts, net	1,412	—	108	—	1,520
Property and equipment, net	5,567	—	181	—	5,748
Long-term investment in leases	—	1,292	562	—	1,854
Capitalized computer software costs, net	7,711	—	—	—	7,711
Databases, net	7,672	—	—	—	7,672
Goodwill	87,159	—	—	—	87,159
Investments in subs	45,362	—	759	(46,121)	—
Other assets	17,620	348	26	—	17,994

Total assets	$235,032	$50,832	$8,519	$(92,098)	$202,285

Liabilities and stockholder’s equity (deficit)
Current liabilities:
Accounts payable	$9,470	$15	$194	$—	$9,679
Intercompany payables	74,657	—	4,767	(79,424)	—
Payroll related accruals	14,702	—	158	—	14,860
Deferred revenue	15,273	148	449	—	15,870
Current portion of long-term debt	—	310	—	—	310
Accrued expenses and other current liabilities	10,127	359	208	—	10,694

Total current liabilities	124,229	832	5,776	(79,424)	51,413
Long-term debt, net of discount	172,489	501	—	—	172,990
Deferred tax liabilities and other liabilities	12,691	2,323	(470)	—	14,544

Total liabilities	309,409	3,656	5,306	(79,424)	238,947
Stockholder’s equity (deficit):
Common stock:	—	104	5,495	(5,599)	—
Additional paid-in capital	83,155	6,300	3	(6,303)	83,155
Retained earnings (deficit)	(157,192)	40,772	(2,735)	(266)	(119,421)
Other accumulated comprehensive income (loss):
Cumulative translation adjustment	(340)	—	450	(506)	(396)

Total stockholder’s equity (deficit)	(74,377)	47,176	3,213	(12,674)	(36,662)

Total liabilities and stockholder’s equity (deficit)	$235,032	$50,832	$8,519	$(92,098)	$202,285

Consolidating Statement of Operations for the Three Months Ended March 31, 2004
(in thousands)

	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$18,979	$—	$514	$(45)	$19,448
Services	32,941	208	2,704	—	35,853

Total revenues	51,920	208	3,218	(45)	55,301
Cost of revenues:
Systems	11,059	—	309	(43)	11,325
Services	12,874	(15)	1,718	(2)	14,575

Total cost of revenues	23,933	(15)	2,027	(45)	25,900
Gross margin	27,987	223	1,191	—	29,401
Operating expenses:
Sales and marketing	7,528	(1,117)	506	—	6,917
Product development	3,460	—	96	—	3,556
General and administrative	3,170	1,745	638	—	5,553

Total operating expenses	14,158	628	1,240	—	16,026

Operating income (loss)	13,829	(405)	(49)	—	13,375
Interest expense	(4,874)	(17)	9	—	(4,882)
Equity gain in affiliate	—	—	—	—	—
Foreign exchange gain (loss)	(42)	—	2	—	(40)
Gain on disposal of assets	—	—	—	—	—
Other income, net	217	—	(15)	—	202

Income (loss) before income taxes	9,130	(422)	(53)	—	8,655
Income tax expense	3,208	—	50	—	3,258

Net income (loss)	$5,922	$(422)	$(103)	$—	$5,397

Consolidating Statement of Operations for the Three Months Ended March 31, 2003
(in thousands)

	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$16,995	$—	$397	$—	$17,392
Services	35,749	346	2,573	—	38,668

Total revenues	52,744	346	2,970	—	56,060
Cost of revenues:
Systems	9,578	—	281	—	9,859
Services	16,301	—	1,610	—	17,911

Total cost of revenues	25,879	—	1,891	—	27,770
Gross margin	26,865	346	1,079	—	28,290
Operating expenses:
Sales and marketing	7,832	36	369	—	8,237
Product development	3,985	—	105	—	4,090
General and administrative	4,407	1,708	471	—	6,586

Total operating expenses	16,224	1,744	945	—	18,913

Operating income (loss)	10,641	(1,398)	134	—	9,377
Interest expense	(3,320)	(26)	7	—	(3,339)
Equity gain in affiliate	67	—	—	—	67
Foreign exchange gain (loss)	16	—	(4)	—	12
Other income, net	(19)	—	—	—	(19)

Income (loss) before income taxes	7,385	(1,424)	137	—	6,098
Income tax expense	2,220	—	172	—	2,392

Net income (loss)	$5,165	$(1,424)	$(35)	$—	$3,706

Consolidating Statement of Operations for the Six Months Ended March 31, 2004
(in thousands)

	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$39,654	$—	$826	$(45)	$40,435
Services	65,711	498	5,360	(2)	71,567

Total revenues	105,365	498	6,186	(47)	112,002
Cost of revenues:
Systems	22,702	—	536	(43)	23,195
Services	26,317	(19)	3,316	(4)	29,610

Total cost of revenues	49,019	(19)	3,852	(47)	52,805
Gross margin	56,346	517	2,334	—	59,197
Operating expenses:
Sales and marketing	15,656	(1,277)	965	—	15,344
Product development	7,337	—	148	—	7,485
General and administrative	7,618	3,474	1,248	—	12,340

Total operating expenses	30,611	2,197	2,361	—	35,169

Operating income (loss)	25,735	(1,680)	(27)	—	24,028
Interest expense	(9,802)	(36)	(75)	—	(9,913)
Equity gain in affiliate	—	—	—	—	—
Foreign exchange gain (loss)	(49)	—	(58)	—	(107)
Gain on disposal of assets	6,270	—	—	—	6,270
Other income, net	272	—	22	—	294

Income (loss) before income taxes	22,426	(1,716)	(138)	—	20,572
Income tax expense	7,860	—	100	—	7,960

Net income (loss)	$14,566	$(1,716)	$(238)	$—	$12,612

Consolidating Statement of Operations for the Six Months Ended March 31, 2003
(in thousands)

	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$34,347	$—	$758	$—	$35,105
Services	72,882	876	4,849	—	78,607

Total revenues	107,229	876	5,607	—	113,712
Cost of revenues:
Systems	19,400	—	484	—	19,884
Services	32,365	—	3,091	—	35,456

Total cost of revenues	51,765	—	3,575	—	55,340
Gross margin	55,464	876	2,032	—	58,372
Operating expenses:
Sales and marketing	14,815	72	650	—	15,537
Product development	7,643	—	173	—	7,816
General and administrative	9,201	3,412	730	—	13,343

Total operating expenses	31,659	3,484	1,553	—	36,696

Operating income (loss)	23,805	(2,608)	479	—	21,676
Interest expense	(6,737)	(55)	(6)	—	(6,798)
Equity gain in affiliate	59	—	—	—	59
Foreign exchange gain (loss)	18	—	(5)	—	13
Other income, net	182	—	21	—	203

Income (loss) before income taxes	17,327	(2,663)	489	—	15,153
Income tax expense	5,498	—	457	—	5,955

Net income (loss)	$11,829	$(2,663)	$32	$—	$9,198

Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2004
(In thousands)

	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$14,448	$(1,716)	$(120)	$—	$12,612
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,660	—	91	—	2,751
Amortization	5,473	—	—	—	5,473
Deferred income taxes	781	—	—	—	781
Equity gain from affiliate	—	—	—	—	—
Equity gain from partnerships	(102)	—	(9)	—	(111)
Lease loss provision	—	(1,277)	(43)	—	(1,320)
Provision for doubtful accounts	2,161	—	229	—	2,390
Gain on sale of assets	(6,270)	—	—	—	(6,270)
Other, net	(65)	—	—	—	(65)
Changes in assets and liabilities:
Trade accounts receivable	948	—	301	—	1,249
Inventories	193	—	90	—	283
Investment in leases	—	3,638	298	—	3,936
Prepaid expenses and other assets	3,766	454	(144)	—	4,076
Intercompany transactions	(738)	625	113	—	—
Accounts payable	(1,582)	26	113	—	(1,443)
Deferred revenue	525	(42)	390	—	873
Accrued expenses and other liabilities	(3,640)	(1,306)	71	—	(4,875)

Net cash provided by operating activities	18,558	402	1,380	—	20,340
Investing activities
Purchase of property and equipment	(1,053)	—	(27)	—	(1,080)
Capitalized computer software costs and databases	(2,934)	—	—	—	(2,934)
Purchase of service parts	(804)	—	25	—	(779)
Proceeds from the sales of assets	7,212	—	—	—	7,212
Equity distributions from partnerships	55	—	3	—	58

Net cash provided by investing activities	2,476	—	1	—	2,477
Financing activities
Proceeds from debt facility	—	—	—	—	—
Payment on long-term debt	—	(200)	—	—	(200)

Net cash used in financing activities	—	(200)	—	—	(200)
Change in cash and cash equivalents	21,034	202	1,381	—	22,617
Cash and cash equivalents, beginning	8,400	(169)	1,984	—	10,215

Cash and cash equivalents, ending	$29,434	$33	$3,365	$—	$32,832

Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2003
(In thousands)

	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$11,829	$(2,663)	$32	$—	$9,198
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,036	—	44	—	3,080
Amortization	6,788	—	—	—	6,788
Deferred income taxes	31	—	(54)	—	(23)
Equity gain from affiliate	(59)	—	—	—	(59)
Equity gain from partnerships	(142)	—	(14)	—	(156)
Provision for doubtful accounts	2,651	—	152	—	2,803
Other, net	1,085	—	(874)	—	211
Changes in assets and liabilities:
Trade accounts receivable	(1,183)	—	(680)	—	(1,863)
Inventories	(272)	—	9	—	(263)
Investment in leases	—	1,164	251	—	1,415
Prepaid expenses and other assets	(512)	601	53	26	168
Intercompany transactions	(4,577)	1,738	2,865	(26)	—
Accounts payable	(214)	3	(63)	—	(274)
Deferred revenue	332	(61)	111	—	382
Accrued expenses and other liabilities	(2,278)	(579)	(661)	—	(3,518)

Net cash provided by operating activities	16,515	203	1,171	—	17,889
Investing activities
Purchase of property and equipment	(1,903)	—	—	—	(1,903)
Capitalized computer software costs and databases	(3,902)	—	—	—	(3,902)
Purchase of service parts	(858)	—	20	—	(838)
Equity distributions from partnerships	82	—	—	—	82

Net cash provided by (used in) investing activities	(6,581)	—	20	—	(6,561)
Financing activities
Proceeds from debt facility	1,210	—	—	—	1,210
Payment on long-term debt	(5,000)	(203)	—	—	(5,203)

Net cash used in financing activities	(3,790)	(203)	—	—	(3,993)
Change in cash and cash equivalents	6,144	—	1,191	—	7,335
Cash and cash equivalents, beginning	(157)	—	555	—	398

Cash and cash equivalents, ending	$5,987	$—	$1,746	$—	$7,733

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited consolidated interim financial statements and the notes accompanying those statements, which are included elsewhere herein. The results described below are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on management’s current expectations, which are inherently subject to risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors. The Company undertakes no obligation beyond what is required under applicable securities law to publicly update or revise any forward-looking statement to reflect current or future events or circumstances, including those set forth herein.

Overview

The Company is a leading provider of business management solutions primarily to retailers and wholesale distributors in the retail hardware market, the lumber and building materials market and the automotive parts aftermarket. The Company’s business management solutions include systems, customer support and information services that its customers’ use to manage their critical day-to-day business operations through automated point-of-sale, inventory management, general accounting and enhanced data collection. The Company’s revenues are derived from the following:

•	Business management systems comprised of proprietary software applications, implementation and training and third-party hardware and peripherals.

•	Subscription-based services, which are generally recurring in nature, including software and hardware support, maintenance, an electronic automotive parts catalog and other services.

The Company’s operations are organized into two principal business units—the Industry Solutions Group and the Automotive Group. The Industry Solutions Group serves a variety of retailers and wholesale distributors in the retail hardware, lumber, home improvement, lawn and garden, farm supply, electrical supply and other industries in the United States. For the six months ended March 31, 2004, the Industry Solutions Group generated approximately 52% of the Company's total revenues. The Automotive Group serves the automotive parts aftermarket, which includes manufacturers, warehouse distributors, parts stores and professional installers in North America and Europe. For the six months ended March 31, 2004, the Automotive Group generated approximately 48% of the Company's total revenues.

Key Trends

Since 2001, the Company has noted several trends that it believes are integral to understanding its financial results and condition:

•	Growth in Systems Revenues in the Industry Solutions Group. The Industry Solutions Group’s systems revenues have grown at an annual rate of approximately 22%. This growth has been a result of stronger relationships and licensing agreements with two of the three primary cooperatives in the retail hardware market, increased sales of upgraded software applications to customers and increased acceptance of the Company’s Falcon product in the lumber and building materials market. The Company expects that these increased systems revenues will also result in increased support revenues in future years as the Company adds new customers and new products.

•	Increased Profit Margins. The Company has improved its gross profit margin and operating profit margin every year through disciplined operating processes, selling higher margin systems and a more efficient sales and marketing strategy. The Company continues to apply improved operating processes each year and maintains a strong focus on improving its profit margins.

•	Lower Customer Retention on the Company’s Older Products. As the Company stops actively developing and selling several of its older systems, especially in the Automotive Group, the Company experiences reduced rates of customer retention. The Company has developed various upgrade paths for these customers and has begun a specific customer services campaign to increase retention rates for customers who elect to continue to operate with the older systems. Despite our efforts, we have experienced year-over-year decreases in the Automotive Group’s services revenues. However, we expect some lower-level of customer retention to continue.

•	Loss of Certain Critical Point-of-Sale Data. In the Industry Solutions Group, the Company collected specific point-of-sale data from its customer base and enhanced it by acquiring point-of-sale data from the mass merchandisers available in the public market. The Company then organized all of this data and sold it to various manufacturers. In 2001 and 2002, certain mass merchandisers stopped making their point-of-sale data available which materially reduced the value of this data to the Company’s manufacturer customers. During the fiscal year ended September 30, 2003, the Company experienced a decline in services revenues related to the loss of this point-of-sale data. The Company also reduced many of the expenses associated with producing and selling this data. The Company does not expect to generate this point-of-sale revenue at those historic levels going forward.

•	Consolidation of the Company’s Customers, Especially in the Automotive Parts Aftermarket. As in most industries, the Company’s customers are undergoing consolidation. When one of the Company’s customers acquires a company that does not currently use the Company’s systems, the Company typically benefits in the form of new systems sales and increased services revenues associated with that customer. When a company not currently using the Company’s systems acquires one of the Company’s customers, the Company typically loses services revenues. The Company believes that consolidation has been neither a material benefit nor a material detriment to its operating results over the past three years.

Sale of Assets

On October 1, 2003, the Company sold certain non-core assets consisting of its Automotive Recycling Division. The total sales price was $6.7 million plus net working capital of $0.5 million, which resulted in a gain of $6.3 million. The total revenues generated by these assets for the fiscal years ended September 30, 2003, 2002 and 2001 were $8.2 million, $9.0 million and $9.8 million, respectively. The total revenues generated by these assets for the sixth months ended March 31, 2004 and 2003 were $0.1 million and $4.2 million, respectively.

On January 30, 2004, the Company sold certain lease receivables to its third-party lease financing provider for approximately $1.8 million. These lease receivables were direct financing leases due from customers for the sale of software and hardware systems and other products. The Company has not originated any direct financing leases since 2001.

Key Components of Results of Operations

Revenues. The Company derives revenues primarily from two sources: systems revenues and services revenues. Systems revenues include the sale of software applications, implementation, training and third-party computer hardware equipment and associated peripherals. Systems revenues are generally non-recurring in nature. Services revenues generally consist of revenues associated with software and hardware support and systems maintenance, as well as revenues from the sale of information databases, data warehouses, system connectivity services and business product sales. Services revenues are generally recurring in nature.

Cost of Revenues. Cost of systems revenues primarily include computer hardware and peripherals purchased from third parties, the labor and overhead associated with integrating, shipping, installing and training customers on systems and the amortization of capitalized software costs. Cost of services revenues primarily include personnel costs associated with software and hardware support and systems maintenance, personnel costs associated with data entry into information databases, bad debt expense, the amortization of capitalized databases and telecommunications and facility costs.

Sales and Marketing Expense. Sales and marketing expense primarily consists of personnel costs associated with sales and marketing efforts, commissions and bad debt expense related to accounts receivable. A portion of depreciation, amortization, telecommunications and facility costs are allocated to sales and marketing expense based on estimated usage. Sales and marketing expense also includes the lease loss provision related to the Company’s remaining historical lease portfolio. See “Notes to Consolidated Financial Statements.”

Product Development Expense. Product development expense primarily consists of personnel costs and contract services associated with the development and maintenance of software and databases. A portion of depreciation, amortization, telecommunications and facility costs are allocated to product development expense based on estimated usage.

General and Administrative Expense. These costs include departmental costs for executive, legal, administrative services, finance, telecommunications, facilities and information technology. A portion of depreciation, amortization, telecommunications and facility costs are allocated to general and administrative expense based on estimated usage.

Amortization of Goodwill. Goodwill represents the excess of cost over the fair value of assets acquired. The Company adopted SFAS 142 as of October 1, 2001 and no longer amortizes goodwill.

Other Income (Expense). Other income (expense) includes income from partnerships, which are being accounted for under the equity method, and the Company’s 401(e) deferred compensation plan.

Historical Results of Operations

Three Months Ended March 31, 2004 compared to Three Months Ended March 31, 2003

Revenues. The following table sets forth, for the periods indicated, the Company’s systems revenues, services revenues and total revenues and the variance thereof.

	Three Months Ended March 31,
	2003	2004	Variance $	Variance %
		(in thousands)
Systems Revenues:
Industry Solutions Group	$13,499	$14,705	$1,206	8.9%
Automotive Group	3,893	4,743	850	21.8%

Total Systems Revenues	$17,392	$19,448	$2,056	11.8%
Services Revenues:
Industry Solutions Group	$14,219	$13,699	$(520)	(3.7)%
Automotive Group	24,449	22,154	(2,295)	(9.4)%

Total Services Revenues	$38,668	$35,853	$(2,815)	(7.3)%
Total Revenues:
Industry Solutions Group	$27,718	$28,404	$686	2.5%
Automotive Group	28,342	26,897	(1,445)	(5.1)%

Total Revenues	$56,060	$55,301	$(759)	(1.4)%

Total Revenues. Total revenues for the three months ended March 31, 2004 were down approximately 1.4%, compared to the three months ended March 31, 2003. The increase in systems revenues was more than offset by a decline in total services revenues and the impact of the sale of the Company’s Automotive Recycling Division in 2004, which was sold on October 1, 2003.

Excluding the fiscal year 2003 revenues of the Company’s Automotive Recycling Division which was sold on October 1, 2003, total revenues increased by $1.3 million, or 2.3%, from $54.0 million to $55.3 million for the three months ended March 31, 2003 and 2004, respectively.

Systems Revenues. Factors affecting systems revenues for the three months ended March 31, 2004 include:

•	The increase in systems revenues for the Industry Solutions Group is principally due to an increase in add-on sales to existing customers and additional sales to new customers primarily in the retail hardware and lumber and building materials markets.

•	The increase in systems revenues for the Automotive Group is primarily due to the sale of more warehouse and store management systems to the existing customer base. Excluding the fiscal year 2003 revenues of the Company’s Automotive Recycling Division which was sold on October 1, 2003, systems revenues of the Automotive Group increased by $1.0 million, or 27.4%, from $3.7 million to $4.7 million for the three months ended March 31, 2003 and 2004, respectively.

Services Revenues. Factors affecting services revenues for the three months ended March 31, 2004 include:

•	The decline in services revenues in the Industry Solutions Group was chiefly due to a reduction in information database sales to manufacturers as a result of the decision by two large mass merchandisers to no longer provide point-of-sale data to the market. The Company does not expect to recapture the sources of this point-of-sale data and, therefore, does not expect to recover this lost revenue. The reduction in information database sales to manufacturers was partially offset by an increase in software and hardware support and maintenance revenue from new and existing customers.

•	The decline in services revenues for the Automotive Group was largely due to the sale of the Company’s Automotive Recycling Division on October 1, 2003. The Automated Recycling Division accounted for $1.9 million of the Automotive Group’s services revenues for the three months ended March 31, 2003. The Automotive Group also continued to experience decline in services revenues associated with customer attrition from older systems. The Company expects that revenues from these older systems will continue to decline. Excluding the fiscal year 2003 revenues of the Company’s Automotive Recycling Division which was sold on October 1, 2003, services revenues of the Automotive Group decreased by $0.4 million or 1.9%, from $22.6 million to $22.2 million for the three months ended March 31, 2003 and 2004, respectively.

Cost of Revenues. The following table sets forth, for the periods indicated, the Company’s cost of revenues and the variance thereof.

	Three Months Ended March 31,
	2003	2004	Variance $	Variance %
	(in thousands)
Cost of Systems Revenues:
Industry Solutions Group	$7,260	$8,306	$1,046	14.4%
Automotive Group	2,599	3,019	420	16.2%

Total Cost of Systems Revenues	$9,859	$11,325	$1,466	14.9%
Cost of Services Revenues:
Industry Solutions Group	$7,013	$5,996	$(1,017)	(14.5)%
Automotive Group	10,898	8,579	(2,319)	(21.3)%

Total Cost of Services Revenues	$17,911	$14,575	$(3,336)	(18.6)%
Total Cost of Revenues:
Industry Solutions Group	$14,273	$14,302	$29	0.2%
Automotive Group	13,497	11,598	(1,899)	(14.1)%

Total Cost of Revenues	$27,770	$25,900	$(1,870)	(6.7)%

The following table sets forth, for the periods indicated, the cost of revenues as a percentage of revenues.

	Three Months Ended March 31,
	2003	2004
Systems:
Industry Solutions Group	53.8%	56.5%
Automotive Group	66.8%	63.7%

Total Cost of Systems Revenues as a Percentage of Total Systems Revenues	56.7%	58.2%
Services:
Industry Solutions Group	49.3%	43.8%
Automotive Group	44.6%	38.7%

Total Cost of Services Revenues as a Percentage of Total Services Revenues	46.3%	40.7%
Total Cost of Revenues:
Industry Solutions Group	51.5%	50.4%
Automotive Group	47.6%	43.1%

Total Cost of Revenues as a Percentage of Total Revenues	49.5%	46.8%

Total Cost of Revenues. Total cost of revenues for the three months ended March 31, 2004 decreased by approximately $1.9 million, or 6.7%, compared to the three months ended March 31, 2003.

Cost of Systems Revenues. The increase in cost of systems revenues is primarily due to the increased sales of systems during the three months ended March 31, 2004. The increase in cost of systems revenues as a percentage of systems revenues is a result of higher installation costs.

•	The increase in cost of systems revenues for the Industry Solutions Group is a result of its increased sales of systems. The Industry Solutions Group’s cost of systems revenues as a percentage of systems revenues increased primarily due to the price and volume mix of software and hardware products sold.

•	The increase in cost of systems revenues for the Automotive Group is primarily a result of its increased sales of systems. The Automotive Group’s systems cost of revenues as a percentage of systems revenues decreased primarily due to the price and volume mix of software and hardware products sold.

Cost of Services Revenues. Cost of services revenues declined to 40.7% of total services revenues for the three months ended March 31, 2004 compared to 46.3% for the three months ended March 31, 2003, due to a decline in cost of services revenues in both the Industry Solutions Group and the Automotive Group. These declines for the three months ended March 31, 2004 are a result of the following:

•	Cost of services revenues for the Industry Solutions Group does not include any information product database amortization compared to the previous period, which included $0.4 million of database amortization costs. The information product database was fully amortized during the fiscal year ended September 30, 2003, due to the loss of critical sources of point of sale data available in the market and due to the reduced information product services revenues obtained from the database. The Industry Solutions Group also had lower information product data acquisition and processing costs.

•	Cost of services revenues for the Automotive Group declined due to lower personnel and consulting service expenses. Information process improvement projects were completed during the fiscal year 2003. The Automotive Group also benefited from lower corporate expense allocations for the three months ended March 31, 2004, due to reduced facility and telecommunication costs primarily related to the sale of the Company’s Automotive Recycling Division.

Gross Profit. The following table sets forth, for the periods indicated, the Company’s gross profit and the variance thereof.

	Three Months Ended March 31,
	2003	2004	Variance $	Variance %
	(in thousands)
Systems Gross Profit:
Industry Solutions Group	$6,239	$6,399	$160	2.6%
Automotive Group	1,294	1,724	430	33.2%

Total Systems Gross Profit	$7,533	$8,123	$590	7.8%
Services Gross Profit:
Industry Solutions Group	$7,206	$7,703	$497	6.9%
Automotive Group	13,551	13,575	24	0.2%

Total Services Gross Profit	$20,757	$21,278	$521	2.5%
Total Gross Profit:
Industry Solutions Group	$13,445	$14,102	$657	4.9%
Automotive Group	14,845	15,299	454	3.1%

Total Gross Profit	$28,290	$29,401	$1,111	3.9%

The following table sets forth, for the periods indicated, the Company’s gross profit as a percentage of revenues.

	Three Months Ended March 31,
	2003	2004
Systems:
Industry Solutions Group	46.2%	43.5%
Automotive Group	33.2%	36.3%

Total Systems Gross Profit as a Percentage of Systems Revenues	43.3%	41.8%
Services:
Industry Solutions Group	50.7%	56.2%
Automotive Group	55.4%	61.3%

Total Services Gross Profit as a Percentage of Services Revenues	53.7%	59.3%
Total Gross Profit:
Industry Solutions Group	48.5%	49.6%
Automotive Group	52.4%	56.9%

Total Gross Profit as a Percentage of Revenues	50.5%	53.2%

For the reasons described above, the total gross profit increased by $1.1 million, or 3.9%, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Operating Expenses. The following table sets forth, for the periods indicated, the Company’s operating expenses and the variance thereof.

	Three Months Ended March 31,
	2003	2004	Variance $	Variance %
	(in thousands)
Sales and Marketing Expense	$8,237	$6,917	$(1,320)	(16.0)%
Product Development Expense	4,090	3,556	(534)	(13.1)%
General and Administrative Expense	6,586	5,553	(1,033)	(15.7)%

Total Operating Expenses	$18,913	$16,026	$(2,887)	(15.3)%

Operating expenses declined $2.9 million, or 15.3%, for the three months ended March 31, 2004, compared to the three months ended March 31, 2003. These declines are the result of the following:

•	Sales and Marketing Expense. Sales and marketing expense declined as a result of a reduction in the Company’s lease loss reserve. During January 2004, the Company sold over 55%, or approximately $1.8 million, of its owned leases to its third-party lease financing provider. The lease portfolio sale did not provide for any recourse to the Company. The Company also experienced more favorable lease portfolio performance during the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

•	Product Development Expense. The decline in product development expense resulted from the Automotive Group's focus on new products and the sale of the Company’s Automotive Recycling Division which combined to reduce personnel, resources and expenditures with respect to the Company’s older products. This decline was somewhat offset by the increased product development spending by the Industry Solutions Group.

•	General and Administrative Expense. General and administrative expense for the three months ended March 31, 2004 declined as a result of reduced telecommunication costs, lower consulting expenses, and lower legal expenditures compared to the three months ended March 31, 2004.

Interest Expense. Interest expense for the three months ended March 31, 2004 was $4.9 million, compared to $3.3 million for the three months ended March 31, 2003, an increase of $1.5 million, or 46.2%. During June 2003, the Company completed a debt refinancing resulting in higher average debt balances for the three months ended March 31, 2004 causing higher interest expense. See “Liquidity and Capital Resources.”

Net Income. As a result of the above factors, the Company realized net income of $5.4 million for the three months ended March 31, 2004, compared to net income of $3.7 million for the three months ended March 31, 2003, an improvement of $1.7 million, or 46%.

Six Months Ended March 31, 2004 compared to Six Months Ended March 31, 2003

Revenues. The following table sets forth, for the periods indicated, the Company’s systems revenues, services revenues and total revenues and the variance thereof.

	Six Months Ended March 31,

	2003	2004	Variance $	Variance %

	(in thousands)
Systems Revenues:
Industry Solutions Group	$26,196	$31,420	$5,224	19.9%
Automotive Group	8,909	9,015	106	1.2%

Total Systems Revenues	$35,105	$40,435	$5,330	15.2%
Services Revenues:
Industry Solutions Group	$29,363	$26,697	$(2,666)	(9.1)%
Automotive Group	49,244	44,870	(4,374)	(8.9)%

Total Services Revenues	$78,607	$71,567	$(7,040)	(9.0)%
Total Revenues:
Industry Solutions Group	$55,559	$58,117	$2,558	4.6%
Automotive Group	58,153	53,885	(4,268)	(7.3)%

Total Revenues	$113,712	$112,002	$(1,710)	(1.5)%

Total Revenues. Total revenues for the six months ended March 31, 2004 decreased by approximately $1.7 million, or 1.5%, compared to the six months ended March 31, 2003. The $5.3 million increase in total systems revenues for the six months ended March 31, 2004 was more than offset by a decline in total services revenues and the impact of the sale of the Automotive Recycling Division, which was sold on October 1, 2003.

Excluding the fiscal year 2003 revenues of the Automotive Recycling Division, total revenues increased by $2.5 million, or 2.2%, from $109.5 million to $112.0 million for the six months ended 2003 and 2004, respectively.

Systems Revenues. Factors affecting systems revenues for the six months ended March 31, 2004 include:

•	The increase in systems revenues for the Industry Solutions Group is principally due to an increase in add-on sales to existing customers and additional sales to new customers primarily in the retail hardware and lumber and building materials markets.

•	The increase in systems revenues for the Automotive Group is primarily due to the sale of more warehouse and store management systems to the existing customer base. Excluding the fiscal year 2003 revenues of the Automotive Recycling Division which was sold on October 1, 2003, systems revenues for the Automotive Group increased by $0.4 million, or 4.7%, from $8.6 million to $9.0 million for the six months ended March 31, 2003 and 2004, respectively.

Services Revenues. Factors affecting services revenues for the six months ended March 31, 2004 include:

•	The decline in services revenues for the Industry Solutions Group was primarily due to a reduction in information database sales to manufacturers as a result of the decision by two large mass merchandisers to no longer provide point-of-sale data to the market. The Company does not expect to recapture the sources of this point-of-sale data and, therefore, does not expect to recover this lost revenue. The reduction in information database sales to manufacturers was partially offset by an increase in software and hardware support and maintenance revenue from new and existing customers.

•	The decline in services revenues for the Automotive Group was largely due to the sale of the Automotive Recycling Division on October 1, 2003. The Automotive Recycling Division accounted for $3.8 million of the Automotive Group’s services revenues for the six months ended March 31, 2003. The Automotive Group also continued to experience a decline in services revenues associated with customer attrition from the Company’s older systems. The Company expects that revenues from these older systems will continue to decline. Excluding the fiscal year 2003 revenues of the Automotive Recycling Division which was sold on October 1, 2003, services revenues of the Automotive Group decreased by $0.7 million, or 1.5%, from $45.5 million to $44.8 million for the six months ended March 31, 2003 and 2004, respectively.

Cost of Revenues. The following table sets forth, for the periods indicated, the Company’s cost of revenues and the variance thereof.

	Six Months Ended March 31,

	2003	2004	Variance $	Variance %

	(in thousands)
Cost of Systems Revenues:
Industry Solutions Group	$14,158	$16,887	$2,729	19.3%
Automotive Group	5,726	6,308	582	10.2%

Total Cost of Systems Revenues	$19,884	$23,195	$3,311	16.7%
Cost of Services Revenues:
Industry Solutions Group	$13,941	$11,918	$(2,023)	(14.5)%
Automotive Group	21,515	17,692	(3,823)	(17.8)%

Total Cost of Services Revenues	$35,456	$29,610	$(5,846)	(16.5)%
Total Cost of Revenues:
Industry Solutions Group	$28,099	$28,805	$706	2.5%
Automotive Group	27,241	24,000	(3,241)	(11.9)%

Total Cost of Revenues	$55,340	$52,805	$(2,535)	(4.6)%

The following table sets forth, for the periods indicated, the cost of revenues as a percentage of revenues.

	Six Months Ended March 31,

	2003	2004

Systems:
Industry Solutions Group	54.1%	53.8%
Automotive Group	64.3%	70.0%

Total Cost of Systems Revenues as a Percentage of Total Systems Revenues	56.6%	57.4%
Services:
Industry Solutions Group	47.5%	44.6%
Automotive Group	43.7%	39.4%

Total Cost of Services Revenues as a Percentage of Total Services Revenues	45.1%	41.4%
Total Cost of Revenues:
Industry Solutions Group	50.6%	49.6%
Automotive Group	46.8%	44.5%

Total Cost of Revenues as a Percentage of Total Revenues	48.7%	47.2%

Total Cost of Revenues. Total cost of revenues for the six months ended March 31, 2004, decreased by approximately $2.5 million, or 4.6%, compared to the six months ended March 31, 2003.

Cost of Systems Revenues. The increase in cost of systems revenues is predominantly due to increased sales of systems during the six months ended March 31, 2004. The increase in cost of systems revenues as a percentage of systems revenues is a result of higher installation costs.

•	The increase in cost of systems revenues for the Industry Solutions Group is a result of its increased sales of systems. The Industry Solutions Group’s cost of systems revenues as a percentage of systems revenues remained relatively flat at 54.1% and 53.8% for the six months ended March 31, 2003 and 2004, respectively.

•	The Automotive Group experienced an increase in cost of systems revenues in excess of its increase in systems revenues primarily due to higher systems installation costs.

Cost of Services Revenues. Cost of services revenues declined to 41.4% of total services revenues for the six months ended March 31, 2004 compared to 45.1% for the six months ended March 31, 2003 due to a decline in cost of services revenues as a percentage of services revenues in both the Industry Solutions Group and the Automotive Group. These declines for the six months ended March 31, 2004, are the result of the following:

•	Cost of services revenues for the Industry Solutions Group does not include any information product database amortization compared to the previous period, which included $0.7 million of database amortization costs. The information product database was fully amortized during the fiscal year 2003, due to the loss of critical sources of point-of-sale data available in the market and due to the reduced information product services revenues obtained from the database. The Industry Solutions Group also had lower information product data acquisition and processing costs.

•	Cost of services revenues for the Automotive Group declined due to lower personnel and consulting service expenses. Information process improvement projects were completed during the fiscal year ended September 30, 2003. The Automotive Group also benefited from lower corporate expense allocations for the six months ended March 31, 2004, due to reduced facility and telecommunications costs primarily related to the sale of the Automotive Recycling Division.

Gross Profit. The following table sets forth, for the periods indicated, the Company’s gross profit and the variance thereof.

	Six Months Ended March 31,

	2003	2004	Variance $	Variance %

	(in thousands)
Systems Gross Profit:
Industry Solution Group	$12,038	$14,533	$2,495	20.7%
Automotive Group	3,183	2,707	(476)	(15.0)%

Total Systems Gross Profit	$15,221	$17,240	$2,019	13.3%
Services Gross Profit:
Industry Solutions Group	$15,422	$14,779	$(643)	(4.2)%
Automotive Group	27,729	27,178	(551)	(2.0)%

Total Services Gross Profit	$43,151	$41,957	$(1,194)	(2.8)%
Total Gross Profit:
Industry Solutions Group	$27,460	$29,312	$1,852	6.7%
Automotive Group	30,912	29,885	(1,027)	(3.3)%

Total Gross Profit	$58,372	$59,197	$825	1.4%

The following table sets forth, for the periods indicated, the Company’s gross profit as a percentage of revenues.

	Six Months Ended March 31,

	2003	2004

Systems:
Industry Solutions Group	46.0%	46.3%
Automotive Group	35.7%	30.0%

Total Systems Gross Profit as a Percentage of Systems Revenues	43.4%	42.6%
Services:
Industry Solutions Group	52.5%	55.4%
Automotive Group	56.3%	60.6%

Total Services Gross Profit as a Percentage of Services Revenues	54.9%	58.6%
Total Gross Profit:
Industry Solutions Group	49.4%	50.4%
Automotive Group	53.2%	55.5%

Total Gross Profit as a Percentage of Revenues	51.3%	52.9%

For the reasons described above, total gross profit increased by $0.8 million, or 1.4%, for the six months ended March 31, 2004 compared to the six months ended March 31, 2003.

Operating Expenses. The following table sets forth, for the periods indicated, the Company’s operating expenses and the variance thereof.

	Six Months Ended March 31,

	2003	2004	Variance $	Variance %

	(in thousands)
Sales and Marketing Expense	$15,537	$15,344	$(193)	(1.2)%
Product Development Expense	7,816	7,485	(331)	(4.2)%
General and Administrative Expense	13,343	12,340	(1,003)	(7.5)%

Total Operating Expenses	$36,696	$35,169	$(1,527)	(4.2)%

Operating expenses declined $1.5 million, or 4.2%, for the six months ended March 31, 2004, compared to the six months ended March 31, 2003. These declines are the result of the following:

•	Sales and Marketing Expense. Sales and marketing expense declined as a result of a reduction in the Company’s lease loss reserve. During January 2004, the Company sold over 55.0%, or approximately $1.8 million, of its owned lease portfolio to a third-party lease financing provider. The lease portfolio sale did not provide for any recourse to the Company. The Company also experienced improved lease portfolio performance during the six months ended March 31, 2004 compared to the six months ended March 31, 2003. Offsetting this performance were increases in the Industry Solutions Group’s and the Automotive Group’s sales and marketing expenses, related to increased sales personnel and higher commissions based on increased sales activity.

•	Product Development Expense. The decline in product development expense resulted from the Automotive Group’s focus on new products and the sale of the Automotive Recycling Division which combined to reduce personnel, resources and expenditures with respect to the Company’s older products. This decline was somewhat offset by the increased product development spending by the Industry Solutions Group.

•	General and Administrative Expense. General and administrative expense for the six months ended March 31, 2004 declined as a result of reduced telecommunications costs, lower legal expenses and lower consulting expenses compared to the six months ended March 31, 2003, which included the costs of implementing a new enterprise resource planning system.

Interest Expense. Interest expense for the six months ended March 31, 2004 was $9.9 million, compared to $6.8 million for the six months ended March 31, 2003, an increase of $3.1 million, or 45.8%. During June 2003, the Company completed a debt refinancing resulting in higher average debt balances for the six months ended March 31, 2004 and causing higher interest expense. See “Liquidity and Capital Resources.”

Net Income. As a result of the above factors, the Company realized net income of $12.6 million for the six months ended March 31, 2004, compared to net income of $9.2 million for the six months ended March 31, 2003, an improvement of $3.4 million, or 37.1%.

Liquidity and Capital Resources

As of March 31, 2004, the Company had $173.2 million in outstanding indebtedness comprised of $155.1 million of Senior Notes due 2011, net of a $1.9 million discount, $17.5 million of Senior Subordinated Notes due 2008 and $0.6 million of debt related to lease financing that matures in varying amounts over the next three years. The Company’s Amended and Restated Credit Agreement provides for maximum borrowings of up to $15.0 million including a maximum $5.0 million of letters of credit. As of March 31, 2004, there were no borrowings under the Amended and Restated Credit Agreement; however, the Company had $0.5 million of letters of credit outstanding. The Amended and Restated Credit Agreement bears interest at floating rates; therefore, the Company’s financial condition is and will be affected by changes in prevailing rates.

The Company’s Amended and Restated Credit Agreement imposes certain restrictions on the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. Under the Amended and Restated Credit Agreement, the Company is obligated to meet certain tests relating to certain financial amounts and ratios as defined in the Amended and Restated Credit Agreement. At March 31, 2004, the Company was in compliance with these covenants.

In addition to servicing its debt obligations, the Company requires substantial liquidity for capital expenditures and working capital needs. At March 31, 2004, working capital was $38.1 million compared to $21.2 million at September 30, 2003. The increase in working capital principally relates to an increase in cash, primarily from strong operational results, the $7.2 million in proceeds relating to the sale of the Company's Automotive Recycling Division, which was sold on October 1, 2003 and the $1.8 million in proceeds from the sale of a portion of the Company's lease portfolio in January 2004. For the six months ended March 31, 2004 and March 31, 2003, the Company’s capital expenditures were $4.8 million and $6.6 million, respectively, which included $2.9 million and $3.9 million, respectively, for capitalized computer software and databases costs.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003. There have been no material changes in the quarter ended March 31, 2004.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Principal Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report on Form 10-Q. Based on those evaluations, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

10.01	Second Amended and Restated Stock Option Bonus Plan*

10.02	First Amendment to Second Amended and Restated Stock Option Bonus Plan*

10.03	First Amendment to Cooperative Computing Holding Company, Inc. 1998 Stock Option Plan*

10.04	First Amendment to Cooperative Computing Holding Company, Inc. Amended and Restated 2000 Stock Option Plan for Key Employees*

10.05	First Amendment to Cooperative Computing Holding Company, Inc. 2001 Broad-Based Stock Option Plan*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael A. Aviles.*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Greg Petersen.*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael A. Aviles.*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Greg Petersen.*

(b)	Reports on Form 8-K

No reports on Form 8-K have been filed during the three months ended March 31, 2004.

*  Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 17th day of May 2004.

ACTIVANT SOLUTIONS INC.
By:	/s/ GREG PETERSEN
Greg Petersen
Senior Vice President and Chief Financial Officer