Form 10-Q
period 2004-06-30
ACTIVANT SOLUTIONS INC /DE/
filed 2004-08-13
CIK 1059103

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-49389

Activant Solutions Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2160013 (I.R.S. Employer Identification No.)

804 Las Cimas Parkway Austin, Texas (Address of principal executive offices)	78746 (Zip Code)

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

Yes ☑ No ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 13, 2004
Common Stock	1,000 shares

ACTIVANT SOLUTIONS INC.
INDEX

FORWARD-LOOKING STATEMENTS

INFORMATION SET FORTH IN THIS QUARTERLY REPORT ON FORM 10-Q REGARDING EXPECTED OR POSSIBLE FUTURE EVENTS, INCLUDING STATEMENTS OF THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE GROWTH, OPERATIONS, PRODUCTS AND SERVICES AND STATEMENTS RELATING TO FUTURE ECONOMIC PERFORMANCE, IS FORWARD-LOOKING AND SUBJECT TO RISKS AND UNCERTAINTIES. FOR THOSE STATEMENTS, THE COMPANY CLAIMS THE PROTECTION OF THE SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS PROVIDED FOR BY SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON ESTIMATES AND ASSUMPTIONS MADE BY MANAGEMENT OF THE COMPANY, WHICH, ALTHOUGH BELIEVED TO BE REASONABLE, ARE INHERENTLY UNCERTAIN. THEREFORE, UNDUE RELIANCE SHOULD NOT BE PLACED UPON SUCH ESTIMATES AND STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH ESTIMATES OR STATEMENTS WILL BE REALIZED, AND IT IS LIKELY THAT ACTUAL RESULTS WILL DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE THE FOLLOWING (1) LOSS OR OBSOLESCENCE OF THE PROPRIETARY TECHNOLOGY ON WHICH THE COMPANY DEPENDS; (2) CHANGES IN THE MARKETS IN WHICH THE COMPANY COMPETES INCLUDING THE MANNER IN WHICH AUTO PARTS OR HARDWARE AND LUMBER ARE SOURCED, SOLD, DISTRIBUTED OR INVENTORIED, AND CHANGES IN ECONOMIC CONDITIONS IN THESE MARKETS GENERALLY; (3) CLAIMS BY THIRD PARTIES THAT THE COMPANY IS INFRINGING ON THEIR INTELLECTUAL PROPERTY RIGHTS; (4) LOSS OF THE COMPANY’S EXECUTIVE OFFICERS AND OTHER KEY PERSONNEL; (5) INCREASED COMPETITION OR FAILURE TO EFFECTIVELY COMPETE; (6) LOSS OF KEY CUSTOMERS OR INCREASE IN ATTRITION RATES WITH RESPECT TO REVENUE MANAGEMENT VIEWS AS RECURRING; (7) MANUFACTURING DEFECTS OR ERRORS IN THE COMPANY’S SOFTWARE; (8) PROLONGED UNFAVORABLE GENERAL ECONOMIC AND MARKET CONDITIONS; (9) FAILURE TO RECOUP THE COST OF INVESTMENT IN NEW BUSINESSES INTO WHICH THE COMPANY MAY EXPAND AND (10) INCREASES IN THE COMPANY’S COST OF BORROWINGS OR UNAVAILABILITY OF ADDITIONAL DEBT OR EQUITY CAPITAL. MANY OF SUCH FACTORS WILL BE BEYOND THE CONTROL OF THE COMPANY AND ITS MANAGEMENT. IN ADDITION, OTHER FACTORS THAT COULD AFFECT THE FUTURE RESULTS OF THE COMPANY AND COULD CAUSE THOSE RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS ARE DISCUSSED AT GREATER LENGTH UNDER “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND APPEAR ELSEWHERE IN THIS QUARTERLY REPORT. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS SHOULD NOT BE CONSTRUED AS EXHAUSTIVE, AND THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION TO UPDATE, ANY FORWARD-LOOKING STATEMENTS TO REFLECT OCCURRENCES OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ACTIVANT SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	June 30,
	2003	2004
		(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$10,215	$19,192
Trade accounts receivable, net of allowance for doubtful accounts of $7,748 and $6,532 at September 30, 2003 and June 30, 2004, respectively	40,152	33,603
Inventories, net	3,546	3,439
Investment in leases, net	2,115	545
Deferred income taxes	10,527	6,510
Prepaid income taxes	3,587	—
Prepaid expenses and other current assets	2,485	2,636

Total current assets	72,627	65,925
Service parts, net	1,520	1,387
Property and equipment, net	5,748	4,487
Long-term investment in leases	1,854	219
Capitalized computer software costs, net	7,711	6,406
Databases, net	7,672	5,975
Goodwill	87,159	87,159
Other assets	17,994	15,609

Total assets	$202,285	$187,167

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Current liabilities:
Accounts payable	$9,679	$9,442
Payroll related accruals	14,860	11,811
Deferred revenue	15,870	15,675
Current portion of long-term debt	310	290
Accrued expenses and other current liabilities	10,694	2,915

Total current liabilities	51,413	40,133
Long-term debt	172,990	155,460
Deferred income taxes and other liabilities	14,544	12,962

Total liabilities	238,947	208,555
Stockholder’s deficit:
Common Stock:
Par value $0.01, authorized, issued and outstanding, 1,000 shares at September 30, 2003 and June 30, 2004	—	—
Additional paid-in capital	83,155	83,155
Retained deficit	(119,421)	(104,180)
Other accumulated comprehensive income (loss):
Cumulative translation adjustment	(396)	(363)

Total stockholder’s deficit	(36,662)	(21,388)

Total liabilities and stockholder’s deficit	$202,285	$187,167

See accompanying notes

ACTIVANT SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Revenues:
Systems	$16,492	$20,274	$51,596	$60,709
Services	38,331	37,032	116,939	108,599

Total revenues	54,823	57,306	168,535	169,308
Cost of revenues:
Systems	9,687	12,846	29,571	36,046
Services	18,465	15,118	53,921	44,730

Total cost of revenues	28,152	27,964	83,492	80,776

Gross profit	26,671	29,342	85,043	88,532
Operating expenses:
Sales and marketing	7,823	7,977	23,360	23,320
Product development	4,327	4,099	12,143	11,583
General and administrative	7,227	7,221	20,570	19,556

Total operating expenses	19,377	19,297	56,073	54,459

Operating income	7,294	10,045	28,970	34,073
Interest expense	(3,248)	(5,739)	(9,778)	(15,718)
Expenses related to debt refinancing	(6,045)	—	(6,313)	—
Equity gain (loss) in affiliate	(267)	—	(208)	—
Foreign exchange gain (loss)	(26)	(70)	(13)	(177)
Gain on sale of assets	—	—	—	6,270
Other income (expense), net	190	(56)	393	304

Income (loss) before income taxes	(2,102)	4,180	13,051	24,752
Income tax expense (benefit)	(677)	1,551	5,278	9,511

Net income (loss)	$(1,425)	$2,629	$7,773	$15,241

Comprehensive income:
Net income (loss)	$(1,425)	$2,629	$7,773	$15,241
Foreign currency translation adjustment	529	286	754	33

Comprehensive income (loss)	$(896)	$2,915	$8,527	$15,274

See accompanying notes

ACTIVANT SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	June 30,
	2003	2004
OPERATING ACTIVITIES
Net income	$7,773	$15,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,603	4,063
Amortization	11,131	8,163
Deferred income taxes	(648)	4,697
Equity loss from affiliate	208	—
Equity income from partnerships	(206)	(174)
Write-off of prior debt issuance costs	4,063	438
Lease loss provision	(900)	(1,095)
Provision for doubtful accounts	4,510	3,438
Gain on sale of assets	—	(6,270)
Other, net	750	274
Changes in assets and liabilities:
Trade accounts receivable	(8,043)	1,796
Inventories	(194)	107
Investment in leases	2,112	4,300
Prepaid expenses and other assets	(1,035)	4,323
Accounts payable	(639)	(237)
Deferred revenue	2,360	432
Accrued expenses and other liabilities	(6,112)	(12,826)

Net cash provided by operating activities	19,733	26,670
INVESTING ACTIVITIES
Purchase of property and equipment	(2,636)	(1,714)
Capitalized computer software costs and databases	(5,616)	(4,353)
Purchase of service parts	(1,079)	(1,159)
Proceeds from sale of assets	—	7,212
Acquisition of other assets	(2,203)	—
Equity distributions from partnerships	82	64

Net cash provided by (used in) investing activities	(11,452)	50
FINANCING ACTIVITIES
Proceeds from debt facility	1,210	—
Proceeds from long-term debt	154,946	—
Debt issuance costs	(7,509)	—
Payment on debt facility	(38,297)	—
Payment on long-term debt	(82,524)	(17,743)
Dividend to parent	(30,000)	—

Net cash used in financing activities	(2,174)	(17,743)

Net change in cash and cash equivalents	6,107	8,977
Cash and cash equivalents, beginning of period	398	10,215

Cash and cash equivalents, end of period	$6,505	$19,192

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$11,708	$18,118

Income taxes	$13,242	$4,286

See accompanying notes

ACTIVANT SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Activant Solutions Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2004 may not be indicative of the results for the full fiscal year ending September 30, 2004.

2. LEASE RECEIVABLES

Activity in the following servicing and recourse obligation liability accounts (recorded in other liabilities in the Company’s balance sheet) was as follows (in thousands):

	LEASE SERVICING	RECOURSE
	OBLIGATION	OBLIGATION
Balance at September 30, 2003	$142	$3,170
Lease loss provision	—	(1,396)
Recoveries	—	224
Charges and write-offs	(109)	(903)

Balance at June 30, 2004	$33	$1,095

3. DEBT

The Company’s long-term debt consists of the following (in thousands):

	Year Ended	Nine Months
	September 30,	Ended June 30,
	2003	2004
Senior Notes, net of discount	$155,013	$155,207
Senior Subordinated Notes	17,476	—
Other	811	543

Total debt	173,300	155,750
Current portion	(310)	(290)

Long-term debt	$172,990	$155,460

In June 2003, the Company consummated a private placement offering (the “Senior Notes Offering”) of $155.0 million, net of discount of $2.0 million, of 10.5% Senior Notes due 2011 (the “Senior Notes”). With the proceeds from the Senior Notes, the Company repurchased $82.5 million of its Senior Subordinated Notes, repaid its outstanding term loan facility of $33.0 million, issued a $30.0 million dividend to its parent company and purchased for $1.8 million outstanding common stock in Internet Autoparts, Inc. that was held by the Company’s majority shareholder. In June 2004, the Company redeemed the remaining $17.5 million outstanding 9% Senior Subordinated Notes.

Concurrently with the consummation of the Senior Notes Offering the Company amended and restated its credit agreement by entering into a new $15 million senior credit facility (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement includes letters of credit up to a $5.0 million maximum and matures in June 2006. The terms of the Amended and Restated Credit Agreement restrict certain activities of the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. The Company must also meet certain tests relating to financial amounts and ratios defined in the agreement. As of June 30, 2004, the Company was in compliance with the financial amounts and ratios as defined in the agreement and measured quarterly.

4. INCOME TAXES

The Company recorded income tax expense for the nine months ended June 30, 2004 at an effective rate of 38.4%, which is based on the Company’s anticipated results for the full fiscal year. The Company’s income tax expense differs from the amount computed by applying the statutory rate to income before income taxes due to the impact of permanent differences, such as meals and entertainment expense, and amortization of certain acquired intangibles.

5. COMMON STOCK OPTION PLAN

During the quarter ended June 30, 2004, Activant Solutions Holdings Inc. (“Holdings”), the Company’s parent company, approved the grant of 331,750 options and 29,200 options under the Activant Solutions Holdings, Inc. 2000 stock option plan and 2001 stock option plan, respectively, to certain employees of the Company at an exercise price of $2.25 per share.

The Company uses the intrinsic value method in accounting for employee stock options. Because the exercise price of the employee stock options was greater than or equal to the market price of the underlying stock, as determined by Holdings’ Board of Directors, on the date of grant, no compensation expense was recognized.

The Company’s pro forma information follows (amounts in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2003	2004	2003	2004
Net income reported	$(1,425)	$2,629	$7,773	$15,241
Pro forma stock-based compensation expense, net of tax	53	53	161	175

Pro forma net income	$(1,478)	$2,576	$7,612	$15,066

6. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires variable interest entities (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. FIN 46 also requires disclosures about VIE that a company is not required to consolidate but in which it has a significant variable interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN 46 and issued Interpretation Number 46R, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51 (“FIN 46R”). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN 46R is required in financial statements of public entities that have interests in VIE or potential VIE commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. There was no material impact from the application of FIN 46R on the Company’s financial position or results of operations.

7. SEGMENT REPORTING

Operating Segments

The Company’s business operations are organized into the Industry Solutions Group and the Automotive Group, as shown below. Both groups provide management solutions consisting of:

•	proprietary software applications, third party hardware and peripherals, and implementation and training;

•	ongoing hardware and software support and maintenance for its installed customer base; and

•	databases, exchanges and other information services, including the market leading electronic catalog in the automotive parts aftermarket

The Company’s Industry Solutions Group serves a variety of retailers and wholesale distributors in the hardware, lumber, home improvement, paint and decorating, flooring, lawn, garden, agribusiness, industrial supply, plumbing supply, HVACR (heating, ventilating, air conditioning and refrigeration) and electrical supply industries in the United States and its territories. The Company’s Automotive Group serves automotive aftermarket manufacturers, wholesalers, distributors, professional installers, retailers and service chains in North America and Europe. Total assets are not allocated by segment.

See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended June 30, 2003				Three Months Ended June 30, 2004
	Industry				Industry
	Solutions	Automotive			Solutions	Automotive
	Group	Group	Corporate	Total	Group	Group	Corporate	Total
Revenues:
Systems	$12,444	$4,048	$—	$16,492	$16,039	$4,235	$—	$20,274
Services	13,970	24,361	—	38,331	14,427	2,605	—	37,032

Total Revenues	26,414	28,409	—	54,823	30,466	26,840	—	57,306
Operating expenses	5,854	7,197	6,326	19,377	6,656	5,505	7,136	19,297
Income (loss) before income taxes	5,595	7,383	(15,080)	(2,102)	8,275	8,961	(13,056)	4,180
Depreciation and amortization	2,035	3,073	758	5,866	494	2,766	742	4,002
Capital expenditures	452	1,352	884	2,688	491	1,111	831	2,433

	Nine Months Ended June 30, 2003				Nine Months Ended June 30, 2004
	Industry				Industry
	Solutions	Automotive			Solutions	Automotive
	Group	Group	Corporate	Total	Group	Group	Corporate	Total
Revenues:
Systems	$38,640	$12,956	$—	$51,596	$7,459	$13,250	$—	$60,709
Services	43,333	73,606	—	116,939	1,423	67,176	—	108,599

Total revenues	81,973	86,562	—	168,535	88,882	80,426	—	169,308
Operating expenses	16,481	19,851	19,741	56,073	18,714	17,577	18,168	54,459
Income (loss) before income taxes	21,914	25,538	(34,401)	13,051	25,314	26,252	(26,814)	24,752
Depreciation and amortization	4,656	8,877	2,201	15,734	1,660	8,293	2,273	12,226
Capital expenditures	1,786	4,560	2,985	9,331	1,657	3,210	2,359	7,226

Geographic Segments

A breakdown by geographic area of total revenues and total assets is shown below. The Americas geographic area covers the United States and Canada. The Europe geographic area covers the United Kingdom, Ireland and France.

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2004
	Americas	Europe	Total	Americas	Europe	Total
Revenues	$53,150	$1,673	$54,823	$55,427	$1,879	$57,306
Total Assets	$191,209	$4,383	$195,592	$183,470	$3,697	$187,167

	Nine Months Ended June 30, 2003			Nine Months Ended June 30, 2004
	Americas	Europe	Total	Americas	Europe	Total
Revenues	$163,952	$4,583	$168,535	$164,235	$5,073	$169,308
Total Assets	$191,209	$4,383	$195,592	$183,470	$3,697	$187,167

8. GUARANTOR TABLES

Consolidating Balance Sheet as of June 30, 2004
(in thousands)

	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$15,232	$(17)	$3,977	$—	$19,192
Trade accounts receivable, net of allowance for doubtful accounts	30,449	—	3,154	—	33,603
Intercompany receivable	—	43,939	—	(43,939)	—
Inventories, net	3,326	—	113	—	3,439
Investment in leases, net	—	488	57	—	545
Deferred income taxes	6,510	—	—	—	6,510
Prepaid income taxes	—	—	—	—	—
Prepaid expenses and other current assets	1,369	1,172	95	—	2,636

Total current assets	56,886	45,582	7,396	(43,939)	65,925
Service parts, net	1,355	—	32	—	1,387
Property and equipment, net	4,320	—	167	—	4,487
Long-term investment in leases	1	(70)	288	—	219
Capitalized computer software costs, net	6,406	—	—	—	6,406
Databases, net	5,975	—	—	—	5,975
Goodwill	87,159	—	—	—	87,159
Intercompany non-trade	—	—	(1,135)	1,135	—
Investments in subs	11,558	—	820	(12,378)	—
Other assets	15,581	—	28	—	15,609

Total assets	$189,241	$45,512	$7,596	$(55,182)	$187,167

Liabilities and stockholder’s equity (deficit)
Current liabilities:
Accounts payable	$9,144	$12	$286	$—	$9,442
Intercompany payables	36,869	—	3,535	(40,404)	—
Payroll related accruals	11,670	—	141	—	11,811
Deferred revenue	14,578	86	1,011	—	15,675
Current portion of long-term debt	—	290	—	—	290
Accrued expenses and other current liabilities	2,708	141	66	—	2,915

Total current liabilities	74,969	529	5,039	(40,404)	40,133
Long-term debt, net of discount	155,207	253	—	—	155,460
Deferred tax liabilities and other liabilities	12,744	703	(485)	—	12,962

Total liabilities	242,920	1,485	4,554	(40,404)	208,555
Stockholder’s equity (deficit):
Common stock:	—	104	5,495	(5,599)	—
Additional paid-in capital	83,155	6,300	3	(6,303)	83,155
Retained earnings (deficit)	(138,613)	37,623	(2,924)	(266)	(104,180)
Other accumulated comprehensive income (loss):
Cumulative translation adjustment	1,779	—	468	(2,610)	(363)

Total stockholder’s equity (deficit)	(53,679)	44,027	3,042	(14,778)	(21,388)

Total liabilities and stockholder’s equity (deficit)	$189,241	$45,512	$7,596	$(55,182)	$187,167

Consolidating Balance Sheet as of September 30, 2003
(in thousands)

	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,400	$(169)	$1,984	$—	$10,215
Trade accounts receivable, net of allowance for doubtful accounts	36,413	—	3,739	—	40,152
Intercompany receivable	—	45,977	—	(45,977)	—
Inventories, net	3,432	—	114	—	3,546
Investment in leases, net	—	1,934	181	—	2,115
Deferred income taxes	10,527	—	—	—	10,527
Prepaid income taxes	2,775	—	812	—	3,587
Prepaid expenses and other current assets	982	1,450	53	—	2,485

Total current assets	62,529	49,192	6,883	(45,977)	72,627
Service parts, net	1,412	—	108	—	1,520
Property and equipment, net	5,567	—	181	—	5,748
Long-term investment in leases	—	1,292	562	—	1,854
Capitalized computer software costs, net	7,711	—	—	—	7,711
Databases, net	7,672	—	—	—	7,672
Goodwill	87,159	—	—	—	87,159
Investments in subs	45,362	—	759	(46,121)	—
Other assets	17,620	348	26	—	17,994

Total assets	$235,032	$50,832	$8,519	$(92,098)	$202,285

Liabilities and stockholder’s equity (deficit)
Current liabilities:
Accounts payable	$9,470	$15	$194	$—	$9,679
Intercompany payables	74,657	—	4,767	(79,424)	—
Payroll related accruals	14,702	—	158	—	14,860
Deferred revenue	15,273	148	449	—	15,870
Current portion of long-term debt	—	310	—	—	310
Accrued expenses and other current liabilities	10,127	359	208	—	10,694

Total current liabilities	124,229	832	5,776	(79,424)	51,413
Long-term debt, net of discount	172,489	501	—	—	172,990
Deferred tax liabilities and other liabilities	12,691	2,323	(470)	—	14,544

Total liabilities	309,409	3,656	5,306	(79,424)	238,947
Stockholder’s equity (deficit):
Common stock:	—	104	5,495	(5,599)	—
Additional paid-in capital	83,155	6,300	3	(6,303)	83,155
Retained earnings (deficit)	(157,192)	40,772	(2,735)	(266)	(119,421)
Other accumulated comprehensive income (loss):
Cumulative translation adjustment	(340)	—	450	(506)	(396)

Total stockholder’s equity (deficit)	(74,377)	47,176	3,213	(12,674)	(36,662)

Total liabilities and stockholder’s equity (deficit)	$235,032	$50,832	$8,519	$(92,098)	$202,285

Consolidating Statement of Operations for the Three Months Ended June 30, 2004
(in thousands)

	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$19,662	$—	$657	$(45)	$20,274
Services	34,204	258	2,570	—	37,032

Total revenues	53,866	258	3,227	(45)	57,306
Cost of revenues:
Systems	12,490	—	399	(43)	12,846
Services	13,583	(13)	1,550	(2)	15,118

Total cost of revenues	26,073	(13)	1,949	(45)	27,964
Gross margin	27,793	271	1,278	—	29,342
Operating expenses:
Sales and marketing	7,577	(83)	483	—	7,977
Product development	4,006	—	93	—	4,099
General and administrative	4,879	1,774	568	—	7,221

Total operating expenses	16,462	1,691	1,144	—	19,297

Operating income (loss)	11,331	(1,420)	134	—	10,045
Interest expense	(5,725)	(14)	—	—	(5,739)
Equity gain in affiliate	—	—	—	—	—
Foreign exchange gain (loss)	(27)	—	(43)	—	(70)
Gain on disposal of assets	—	—	—	—	—
Other income (expense), net	(64)	—	8	—	(56)

Income (loss) before income taxes	5,515	(1,434)	99	—	4,180
Income tax expense	1,501	—	50	—	1,551

Net income (loss)	$4,014	$(1,434)	$49	$—	$2,629

Consolidating Statement of Operations for the Three Months Ended June 30, 2003
(in thousands)

	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$15,941	$—	$551	$—	$16,492
Services	35,561	347	2,423	—	38,331

Total revenues	51,502	347	2,974	—	54,823
Cost of revenues:
Systems	9,390	—	297	—	9,687
Services	17,637	—	1,292	(464)	18,465

Total cost of revenues	27,027	—	1,589	(464)	28,152
Gross margin	24,475	347	1,385	464	26,671
Operating expenses:
Sales and marketing	8,299	(901)	425	—	7,823
Product development	4,234	—	93	—	4,327
General and administrative	7,147	1,710	349	(1,979)	7,227

Total operating expenses	19,680	809	867	(1,979)	19,377

Operating income (loss)	4,795	(462)	518	2,443	7,294
Interest expense	(3,231)	(24)	7	—	(3,248)
Expenses related to debt refinancing	(6,045)	—	—	—	(6,045)
Equity loss in affiliate	(267)	—	—	—	(267)
Foreign exchange gain (loss)	(6)	—	(20)	—	(26)
Gain on disposal of assets	—	—	—	—	—
Other income, net	190	—	—	—	190

Income (loss) before income taxes	(4,564)	(486)	505	2,443	(2,102)
Income tax expense	(898)	—	221	—	(677)

Net income (loss)	$(3,666)	$(486)	$284	$2,443	$(1,425)

Consolidating Statement of Operations for the Nine Months Ended June 30, 2004
(in thousands)

	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$59,272	$—	$1,482	$(45)	$60,709
Services	99,914	757	7,930	(2)	108,599

Total revenues	159,186	757	9,412	(47)	169,308
Cost of revenues:
Systems	35,154	—	935	(43)	36,046
Services	39,911	(42)	4,865	(4)	44,730

Total cost of revenues	75,065	(42)	5,800	(47)	80,776
Gross margin	84,121	799	3,612	—	88,532
Operating expenses:
Sales and marketing	23,232	(1,360)	1,448	—	23,320
Product development	11,341	—	242	—	11,583
General and administrative	12,485	5,257	1,814	—	19,556

Total operating expenses	47,058	3,897	3,504	—	54,459

Operating income (loss)	37,063	(3,098)	108	—	34,073
Interest expense	(15,666)	(51)	(1)	—	(15,718)
Equity gain in affiliate	—	—	—	—	—
Foreign exchange gain (loss)	(1)	—	(176)	—	(177)
Gain on disposal of assets	6,270	—	—	—	6,270
Other income, net	274	—	30	—	304

Income (loss) before income taxes	27,940	(3,149)	(39)	—	24,752
Income tax expense	9,361	—	150	—	9,511

Net income (loss)	$18,579	$(3,149)	$(189)	$—	$15,241

Consolidating Statement of Operations for the Nine Months Ended June 30, 2003
(in thousands)

	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$50,286	$—	$1,310	$—	$51,596
Services	108,445	1,223	7,271	—	116,939

Total revenues	158,731	1,223	8,581	—	168,535
Cost of revenues:
Systems	28,790	—	781	—	29,571
Services	50,924	—	4,383	(1,386)	53,921

Total cost of revenues	79,714	—	5,164	(1,386)	83,492
Gross margin	79,017	1,223	3,417	1,386	85,043
Operating expenses:
Sales and marketing	23,114	(829)	1,075	—	23,360
Product development	11,876	—	267	—	12,143
General and administrative	9,651	5,122	1,078	4,719	20,570

Total operating expenses	44,641	4,293	2,420	4,719	56,073

Operating income (loss)	34,376	(3,070)	997	(3,333)	28,970
Interest expense	(9,701)	(79)	2	—	(9,778)
Expenses related to debt refinancing	(6,313)	—	—	—	(6,313)
Equity gain in affiliate (loss)	(208)	—	—	—	(208)
Foreign exchange gain (loss)	13	—	(26)	—	(13)
Gain on disposal of assets	—	—	—	—	—
Other income, net	372	—	21	—	393

Income (loss) before income taxes	18,539	(3,149)	994	(3,333)	13,051
Income tax expense	4,600	—	678	—	5,278

Net income (loss)	$13,939	$(3,149)	$316	$(3,333)	$7,773

Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2004
(In thousands)

	Guarantor		Non-
	Principal	Guarantor	Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$18,229	$(3,149)	$161	$—	$15,241
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,953	—	110	—	4,063
Amortization	8,163	—	—	—	8,163
Deferred income taxes	4,697	—	—	—	4,697
Equity loss from affiliate	—	—	—	—
Equity from Partnerships	(165)	—	(9)	—	(174)
Write off prior debt issuance cost	438	—	—	—	438
Lease loss provision	—	(1,095)	—	—	(1,095)
Doubtful accounts	3,138	—	300	—	3,438
Gain on sale of assets	(6,270)	—	—	—	(6,270)
Other, net	274	—	—	—	274
Changes in assets and liabilities:
Trade accounts receivable	1,511	—	285	—	1,796
Inventories	106	—	1	—	107
Investment in leases	(1)	3,903	398	—	4,300
Prepaid expenses and other assets	2,924	626	773	—	4,323
Intercompany transactions	(1,560)	2,038	(478)	—	—
Accounts payable	(326)	(3)	92	—	(237)
Deferred revenue	(68)	(62)	562	—	432
Accrued expenses and other liabilities	(10,809)	(1,838)	(179)	—	(12,826)

Net cash provided by operating activities	24,234	420	2,016	—	26,670
Investing activities
Purchase of property and equipment	(1,669)	—	(45)	—	(1,714)
Computer software and databases	(4,353)	—	—	—	(4,353)
Service parts	(1,178)	—	19	—	(1,159)
PP&E sale proceeds	7,212	—	—	—	7,212
Equity distributions from partnerships	61	—	3	—	64

Investing Cash Flow	73	—	(23)	—	50
Financing activities
Proceeds from debt facility	—	—	—	—	—
Proceeds from long-term debt	—	—	—	—	—
Debt issuance costs	—	—	—	—	—
Payment on debt facility	268	(268)	—	—	—
Payment on long-term debt	(17,743)	—	—	—	(17,743)
Dividend to parent	—	—	—	—	—

Net cash used in financing activities	(17,475)	(268)	—	—	(17,743)

Change in cash and cash equivalents	6,832	152	1,993	—	8,977
Cash and cash equivalents, beginning	8,400	(169)	1,984	—	10,215

Cash and cash equivalents, ending	$15,232	$(17)	$3,977	$—	$19,192

Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2003
(In thousands)

	Guarantor		Non-
	Principal	Guarantor	Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$13,939	$(3,149)	$316	$(3,333)	$7,773
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,502	—	101	—	4,603
Amortization	11,131	—	—	—	11,131
Deferred income taxes	(518)	—	(130)	—	(648)
Equity gain from affiliate	208	—	—	—	208
Equity gain from partnerships	(192)	—	(14)	—	(206)
Write off of prior debt issuance costs	4,063	—	—	—	4,063
Lease loss provision	—	(900)	—	—	(900)
Doubtful accounts	4,388	—	122	—	4,510
Gain on sale of assets	—	—	—	—	—
Other, net	916	—	(166)	—	750
Changes in assets and liabilities:
Trade accounts receivable	(7,054)	—	(989)	—	(8,043)
Inventories	(180)	—	(14)	—	(194)
Investment in leases	—	1,763	349	—	2,112
Prepaid expenses and other assets	(2,081)	882	164	—	(1,035)
Intercompany transactions	(8,396)	2,597	2,466	3,333	—
Accounts payable	(473)	6	(172)	—	(639)
Deferred revenue	2,157	(121)	324	—	2,360
Accrued expenses and other liabilities	(4,772)	(779)	(561)	—	(6,112)

Net cash provided by operating activities	17,638	299	1,796	—	19,733
Investing activities
Purchase of property and equipment	(2,636)	—	—	—	(2,636)
Computer software and databases	(5,616)	—	—	—	(5,616)
Service parts	(1,079)	—	—	—	(1,079)
Equity distributions from partnerships	82	—	—	—	82
Acquisition of other assets	(2,203)	—	—	—	(2,203)

Net cash used in investing activities	(11,452)	—	—	—	(11,452)
Financing activities
Proceeds from debt facility	1,210	—	—	—	1,210
Proceeds from long term debt	154,946	—	—	—	154,946
Debt issuance costs	(7,509)	—	—	—	(7,509)
Payment on debt facility	(38,297)	—	—	—	(38,297)
Payment on long-term debt	(82,225)	(299)	—	—	(82,524)
Dividend to parent	(30,000)	—	—	—	(30,000)

Net cash used in financing activities	(1,875)	(299)	—	—	(2,174)

Change in cash and cash equivalents	4,311	—	1,796	—	6,107
Cash and cash equivalents, beginning	(157)	—	555	—	398

Cash and cash equivalents, ending	$4,154	$—	$2,351	$—	$6,505

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading provider of business management solutions primarily to retailers and wholesale distributors in the retail hardware market, the lumber and building materials market and the automotive parts aftermarket. The Company’s business management solutions include systems, customer support and information services that its customers use to manage their critical day-to-day business operations through automated point-of-sale, inventory management, general accounting and enhanced data collection. The Company’s revenues are derived from the following:

• Business management systems comprised of proprietary software applications, implementation and training and third-party hardware and peripherals. For the nine months ended June 30, 2004, systems revenues accounted for approximately 36% of the Company’s total revenues.

• Subscription-based services, which are generally recurring in nature, including software and hardware support, maintenance, its electronic automotive parts catalog and other services. For the nine months ended June 30, 2004, services revenues accounted for approximately 64% of the Company’s total revenues.

The Company’s operations are organized into two principal business units—the Industry Solutions Group and the Automotive Group. The Industry Solutions Group serves a variety of retailers and wholesale distributors in the retail hardware, lumber, home improvement, lawn and garden, farm supply, electrical supply and other industries in the United States. For the nine months ended June 30, 2004, the Industry Solutions Group generated approximately 53% of the Company’s total revenues. The Automotive Group serves the automotive parts aftermarket, which includes manufacturers, warehouse distributors, parts stores and professional installers in North America and Europe. For the nine months ended June 30, 2004, the Automotive Group generated approximately 47% of the Company’s total revenues.

Key Trends

Over the past several years, the Company has noted several trends that it believes are integral to understanding its financial results and condition:

• Growth in Systems Revenues in the Industry Solutions Group. The Industry Solutions Group’s systems revenues have grown at an annual rate of over 20%. This growth has been a result of stronger relationships and licensing agreements with all three primary cooperatives in the retail hardware market, increased sales of upgraded software applications to customers, and increased demand for the Company’s Falcon product in the lumber and building materials market. The Company expects that these increased systems revenues will also result in increased support revenues in future years as the Company adds new customers and new products.

• Increased Profit Margins. The Company has improved its gross profit margin and operating profit margin every year through product mix, disciplined operating processes and a more efficient sales and marketing strategy. The Company continues to maintain a strong focus on profit margins.

• Lower Customer Retention on the Company’s Older Products. As the Company stops actively developing and selling several of its older systems, especially in its Automotive Group, the Company has experienced reduced rates of customer retention. The Company has developed various upgrade paths for these customers and has undertaken a specific customer services campaign to increase retention rates for customers who elect to continue to operate with the Company’s older systems. Despite the Company’s efforts, the Company has experienced year-over-year decreases in its Automotive Group services revenues and the Company expects lower levels of customer retention to continue.

• Loss of Certain Critical Point-of-Sale Data. In the Industry Solutions Group, the Company collects specific point-of-sale data from its customer base and enhances it by acquiring point-of-sale data from mass merchandisers in the public market. The Company then organizes all of this data and sells it to manufacturers. In 2001 and 2002, certain mass merchandisers stopped making their point-of-sale data available which materially reduced the value of this data to the Company’s manufacturer customers. During the fiscal year ended September 30, 2003, the Company experienced a decline in services revenues related to the loss of this point-of-sale data. The Company also reduced many of the expenses associated with producing and selling this data. The Company does not expect to generate this point-of-sale revenue at historic levels going forward.

• Consolidation of the Company’s Customers, Especially in the Automotive Parts Aftermarket. As in most industries, the Company’s customers are undergoing consolidation. When one of the Company’s customers acquires a company that does not currently use the Company’s systems, the Company typically benefits in the form of new systems sales and increased services revenues associated with that customer. When a company not currently using the Company’s systems acquires one of our customers, the Company typically loses services revenues. The Company believes that consolidation has been neither a material benefit nor a material detriment to its operating results over the past three years.

Subsequent Event

The Company’s largest Automotive Group customer has recently informed the Company of its intention to replace the Company’s J-CON parts store system with its own branded product at its company-owned stores, and to recommend that its independent affiliated stores also replace the J-CON system. The customer has indicated that the replacement of the J-CON system in its company owned stores will be phased in over a period of approximately one year. J-CON system sales revenue for all of this customer’s company-owned and independent affiliated stores was approximately $4.0 million and $1.9 million for the Company’s fiscal year ended September 30, 2003 and for the nine months ended June 30, 2004, respectively. J-CON services revenue for all of this customer’s company-owned and independent affiliated stores was approximately $7.7 million and $5.8 million for the Company’s fiscal year ended September 30, 2003 and for the nine months ended June 30, 2004, respectively. Accordingly, we expect that our future Automotive Services revenue will decline as a result of this decision. Notwithstanding its decision to replace the Company’s J-CON systems, this customer indicated that it intended to continue to use the Company’s warehouse system and electronic automotive parts catalog at its company-owned and independent affiliated stores.

Sale of Assets

On October 1, 2003, the Company sold certain non-core assets consisting of its Automotive Recycling Division. The total sales price was $6.7 million plus net working capital of $0.5 million, which resulted in a gain of $6.3 million. The total revenues generated by these assets for the fiscal years ended September 30, 2003, 2002 and 2001 were $8.2 million, $9.0 million and $9.8 million, respectively. The total revenues generated by these assets for the nine months ended June 30, 2004 and 2003 were $0.1 million and $6.1 million, respectively.

On January 30, 2004, the Company sold certain lease receivables to its third-party lease financing provider for approximately $1.8 million. These lease receivables were direct financing leases due from customers for the sale of software and hardware systems and other products. The Company has not originated any direct financing leases since 2001.

Key Components of Results of Operations

Revenues. The Company derives revenues primarily from two sources: systems revenues and services revenues. Systems revenues include the sale of the Company’s software applications, implementation, training and third-party computer hardware equipment and associated peripherals. Systems revenues are generally non-recurring in nature. Services revenues generally consist of revenues associated with the software and hardware support and maintenance of the Company’s systems, as well as revenues from the sale of information databases, including the Company’s electronic automotive parts catalog, data warehouses, system connectivity services and business product sales. Services revenues are generally recurring in nature.

Cost of Revenues. Cost of systems revenues primarily includes computer hardware and peripherals purchased from third parties, the labor and overhead associated with integrating, shipping, installing and training customers on the Company’s systems and the amortization of capitalized software costs. Cost of services revenues primarily includes personnel costs associated with the software and hardware support and maintenance of the Company’s systems, personnel costs associated with data entry into the Company’s information databases, bad debt expense, the amortization of capitalized databases and telecommunications and facility costs.

Sales and Marketing Expense. Sales and marketing expense primarily consists of personnel costs associated with the Company’s sales and marketing efforts, commissions, and bad debt expense related to the Company’s accounts receivable. A portion of depreciation, amortization, telecommunications and facility costs is allocated to sales and marketing expense based on estimated usage. Sales and marketing expense also includes the lease loss provision related to the Company’s remaining historical lease portfolio. See “Notes to the Consolidated Financial Statements”.

Product Development Expense. Product development expense primarily consists of personnel costs and contract services associated with the development and maintenance of the Company’s software and databases. A portion of depreciation, amortization, telecommunications and facility costs is allocated to product development expense based on estimated usage.

General and Administrative Expense. These costs include departmental costs for executive, legal, administrative services, finance, telecommunications, facilities and information technology. A portion of depreciation, amortization, telecommunications and facility costs is allocated to general and administrative expense based on estimated usage.

Amortization of Goodwill. Goodwill represents the excess of cost over the fair value of assets acquired. The Company adopted SFAS 142 as of October 1, 2001 and no longer amortizes goodwill.

Other Income (Expense). Other income (expense) includes income from partnerships, which are being accounted for under the equity method, and the Company’s 401(e) deferred compensation plan.

Historical Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues. The following table sets forth, for the periods indicated, the Company’s systems revenues, services revenues and total revenues and the variance thereof.

	Three Months Ended June 30,
	2003	2004	Variance $	Variance %
		(in thousands)
Systems Revenues:
Industry Solutions Group	$12,444	$16,039	$3,595	28.9%
Automotive Group	4,048	4,235	187	4.6%

Total Systems Revenues	$16,492	$20,274	$3,782	22.9%
Services Revenues:
Industry Solutions Group	$13,970	$14,427	$457	3.3%
Automotive Group	24,361	22,605	(1,756)	(7.2)%

Total Services Revenue	$38,331	$37,032	$(1,299)	(3.4)%
Total Revenues:
Industry Solutions Group	$26,414	$30,466	$4,052	15.3%
Automotive Group	28,409	26,840	(1,569)	(5.5)%

Total Revenues	$54,823	$57,306	$2,483	4.5%

Total Revenues. Total revenues for the three months ended June 30, 2004 increased by approximately $2.5 million, or 4.5%, compared to the three months ended June 30, 2003. The $3.8 million increase in total systems revenues for the three months ended June 30, 2004 more than offset a decline in the Automotive Group’s services revenues and the impact of the sale of the Automotive Recycling Division, which was sold on October 1, 2003.

Excluding the fiscal year 2003 revenues of the Automotive Recycling Division, total revenues increased by $4.4 million, or 8.3%, from $52.9 million to $57.3 million for the three months ended 2003 and 2004, respectively.

Factors affecting systems revenues for the three months ended June 30, 2004.

• The increase in systems revenues for the Industry Solutions Group is principally due to an increase in add-on sales to existing customers and additional sales to new customers primarily in the retail hardware and lumber and building materials markets.

• The increase in systems revenues for the Automotive Group is primarily due to the sale of more warehouse and store management systems to the Company’s existing customer base. Excluding the fiscal year 2003 revenues of the Automotive Recycling Division which was sold on October 1, 2003, systems revenues for the Automotive Group increased by $0.3 million, or 7.7%, from $3.9 million to $4.2 million for the three months ended June 30, 2003 and 2004, respectively.

Factors affecting services revenues for the three months ended June 30, 2004.

• The increase in services revenues for the Industry Solutions Group was primarily due to an increase in software and hardware support and maintenance revenue from new and existing customers, partially offset by a reduction in information database sales to manufacturers as a result of the decision by two large mass merchandisers to no longer provide point-of-sales data to the market. The Company does not expect to recapture the sources of this point-of-sale data and, therefore, does not expect to recover this lost information services revenue.

• The decline in services revenues for the Automotive Group was largely due to the sale of the Automotive Recycling Division on October 1, 2003. The Automotive Recycling Division accounted for $1.8 million of the Automotive Group’s services revenues for the three months ended June 30, 2003. Excluding the fiscal year 2003 revenues of the Automotive Recycling Division, services revenues of the Automotive Group remained flat at $22.6 million for the three months ended June 30, 2003 and 2004. During the three months ended June 30, 2004, the Automotive Group continued to experience a decline in services revenues associated with customer attrition from the Company’s older systems, however, this decline was offset by other services revenue including electronic catalog and connectivity. The Company expects that services revenues from these older systems will continue to decline.

Cost of Revenues. The following table sets forth, for the periods indicated, the Company’s cost of revenues and the variance thereof.

	Three Months Ended June 30,
	2003	2004	Variance $	Variance %
		(in thousands)
Cost of Systems Revenues:
Industry Solutions Group	$6,576	$9,168	$2,592	39.4%
Automotive Group	3,111	3,678	567	18.2%

Total Cost of Systems Revenues	$9,687	$12,846	$3,159	32.6%
Cost of Services Revenues:
Industry Solutions Group	$7,629	$6,100	$(1,529)	(20.0)%
Automotive Group	10,836	9,018	(1,818)	(16.7)%

Total Cost of Services Revenues	$18,465	$15,118	$(3,347)	(18.1)%
Total Cost of Revenues:
Industry Solutions Group	$14,205	$15,268	$1,063	7.5%
Automotive Group	13,947	12,696	(1,251)	(9.0%)

Total Cost of Revenues	$28,152	$27,964	$(188)	(0.6)%

The following table sets forth, for the periods indicated, the cost of revenues as a percentage of revenues.

	Three Months
	Ended
	June 30,
	2003	2004
Systems:
Industry Solutions Group	52.8%	57.2%
Automotive Group	76.9%	86.8%

Total Cost of Systems Revenues as a Percentage of Total Systems Revenues	58.7%	63.4%
Services:
Industry Solutions Group	54.6%	42.3%
Automotive Group	44.5%	39.9%

Total Cost of Services Revenues as a Percentage of Total Services Revenues	48.2%	40.8%
Total Cost of Revenues:
Industry Solutions Group	53.8%	50.1%
Automotive Group	49.1%	47.3%

Total Cost of Revenues as a Percentage of Total Revenues	51.4%	48.8%

Total Cost of Revenues. Total cost of revenues for the three months ended June 30, 2004, decreased by approximately $0.2 million, or 0.6%, compared to the three months ended June 30, 2003.

Cost of Systems Revenues. The increase in cost of systems revenues is predominantly due to increased sales of systems during the three months ended June 30, 2004. The increase in cost of systems revenues as a percentage of systems revenues is primarily a result of higher installation costs.

• The increase in cost of systems revenues for the Industry Solutions Group is a result of its increased sales of systems. The increase in the Industry Solutions Group’s cost of systems revenues as a percentage of systems revenue was primarily due to additional personnel costs associated with the higher level of system installs and higher royalty expenses.

• The Automotive Group experienced an increase in the cost of systems revenues as a percentage of systems revenue due to higher installation and third party hardware costs.

Cost of Services Revenues. Cost of services revenues declined to 40.8% of total services revenues for the three months ended June 30, 2004 compared to 48.2% for the three months ended June 30, 2003. Cost of services revenues as a percentage of services revenue declined in both the Industry Solutions Group and the Automotive Group. These declines for the three months ended June 30, 2004, are the result of the following:

• Cost of services revenues for the Industry Solutions Group does not include any information product database amortization compared to the previous period, which included $1.1 million of database amortization costs. The information product database was fully amortized during fiscal year 2003, due to the loss of critical sources of point-of-sale data available in the market and due to the reduced information product services revenues obtained from the database. The Industry Solutions Group also had lower information product data acquisition and processing costs.

• Cost of services revenues for the Automotive Group declined due to lower personnel and outside consulting service expenses. Information services process improvement projects were completed during fiscal year 2003. The Automotive Group also benefited from lower corporate expense allocations for the three months ended June 30, 2004, due to reduced facility and telecommunications costs primarily related to the sale of the Automotive Recycling Division.

Gross Profit. The following table sets forth, for the periods indicated, the Company’s gross profit and the variance thereof.

	Three Months Ended June 30,
	2003	2004	Variance$	Variance %
		(in thousands)
Systems Gross Profit:
Industry Solution Group	$5,868	$6,871	$1,003	17.1%
Automotive Group	937	557	(380)	(40.6)%

Total Systems Gross Profit	$6,805	$7,428	$623	9.2%
Services Gross Profit:
Industry Solutions Group	$6,341	$8,327	$1,986	31.3%
Automotive Group	13,525	13,587	62	0.4%

Total Services Gross Profit	$19,866	$21,914	$2,048	10.3%
Total Gross Profit:
Industry Solutions Group	$12,209	$15,198	$2,989	24.5%
Automotive Group	14,462	14,144	(318)	(2.2)%

Total Gross Profit	$26,671	$29,342	$2,671	10.0%

The following table sets forth, for the periods indicated, the Company’s gross profit as a percentage of revenues.

	Three Months Ended
	June 30,
	2003	2004
Systems:
Industry Solutions Group	47.2%	42.8%
Automotive Group	23.1%	13.2%

Total Systems Gross Profit as a Percentage of Systems Revenues	41.3%	36.6%
Services:
Industry Solutions Group	45.4%	57.7%
Automotive Group	55.5%	60.1%

Total Services Gross Profit as a Percentage of Services Revenues	51.8%	59.2%
Total Gross Profit:
Industry Solutions Group	46.2%	49.9%
Automotive Group	50.9%	52.7%

Total Gross Profit as a Percentage of Revenues	48.6%	51.2%

For the reasons described above, total gross profit increased by $2.7 million, or 10.0%, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

Operating Expenses. The following table sets forth, for the periods indicated, the Company’s operating expenses and the variance thereof.

	Three Months Ended June 30,
	2003	2004	Variance$	Variance%
		(in thousands)
Sales and Marketing Expense	$7,823	$7,977	$154	2.0%
Product Development Expense	4,327	4,099	(228)	(5.3)%
General and Administrative Expense	7,227	7,221	(6)	(0.1)%

Total Operating Expenses	$19,377	$19,297	$(80)	(0.4)%

Operating expenses remained relatively flat at $19.3 million for the three months ended June 30, 2004, compared to the three months ended June 30, 2003.

• Sales and Marketing Expense. Sales and marketing expense increased as a result of increases in the Industry Solutions Group’s sales personnel and higher commissions based on increased sales activity. The Industry Solutions Group’s increase was partially offset by personnel reductions associated with the sale of the Automotive Recycling Division and other cost decreases including travel and bonuses.

• Product Development Expense. The decrease in product development expense resulted from personnel reductions associated with the sale of the Automotive Recycling Division which was partially offset by the increased product development spending by the Industry Solutions Group.

• General and Administrative Expense. General and administrative expense was flat for the three months ended June 30, 2004 compared to June 30, 2003. Telecommunications costs and consulting expenses associated with implementing a new enterprise resource planning system were lower in the three months ended June 30, 2004 compared to the three months ended June 30, 2003, which were offset by higher legal and other professional service expenses incurred in connection with a potential financing transaction that was not completed.

Interest Expense. Interest expense for the three months ended June 30, 2004 was $5.7 million, compared to $3.2 million for the three months ended June 30, 2003, an increase of $2.5 million, or 76.7%. On June 27, 2003, the Company completed a debt refinancing resulting in higher average debt balances for the three months ended June 30, 2004 and causing higher interest expense. See “ Liquidity and Capital Resources.”

Expenses Related to Debt Refinancing. In the three months ended June 30, 2003, the Company incurred $6.0 million of expenses related to the June 2003 debt refinancing, including the write off of $4.1 million of previously deferred debt issuance costs.

Net Income. As a result of the above factors, the Company realized net income of $2.6 million for the three months ended June 30, 2004, compared to a net loss of $1.4 million for the three months ended June 30, 2003, an improvement of $4.0 million.

Nine months Ended June 30, 2004 Compared to Nine months Ended June 30, 2003

Revenues. The following table sets forth, for the periods indicated, the Company’s systems revenues, services revenues and total revenues and the variance thereof.

			2004 vs. 2003	2004 vs. 2003
	2003	2004	Variance $	Variance %
		(in thousands)
Systems Revenues:
Industry Solutions Group	$38,640	$47,459	$8,819	22.8%
Automotive Group	12,956	13,250	294	2.3%

Total Systems Revenues	$51,596	$60,709	$9,113	17.7%
Services Revenues:
Industry Solutions Group	$43,333	$41,423	$(1,910)	(4.4)%
Automotive Group	73,606	67,176	(6,430)	(8.7)%

Total Services Revenues	$116,939	$108,599	$(8,340)	(7.1)%
Total Revenues:
Industry Solutions Group	$81,973	$88,882	$6,909	8.4%
Automotive Group	86,562	80,426	(6,136)	(7.1)%

Total Revenues	$168,535	$169,308	$773	0.5%

Total Revenues. Total revenues for the nine months ended June 30, 2004 increased by approximately $0.8 million, or 0.5%, compared to the nine months ended June 30, 2003. The $9.1 million increase in total systems revenues for the nine months ended June 30, 2004 more than offset a decline in both the Industry Solutions Group’s and Automotive Group’s services revenues and the impact of the sale of the Automotive Recycling Division, which was sold on October 1, 2003.

Excluding the fiscal year 2003 revenues of the Automotive Recycling Division, total revenues increased by $6.9 million, or 4.2%, from $162.4 million to $169.3 million for the nine months ended 2003 and 2004, respectively.

Factors affecting systems revenues for the fiscal nine months ended June 30, 2004.

• The increase in systems revenues for the Industry Solutions Group is principally due to an increase in add-on sales to existing customers and additional sales to new customers primarily in the retail hardware and lumber and building materials markets.

• The increase in systems revenues for the Automotive Group is primarily due to the sale of more warehouse and store management systems to the Company’s existing customer base. Excluding the fiscal year 2003 revenues of the Automotive Recycling Division which was sold on October 1, 2003, systems revenues for the Automotive Group increased by $0.8 million, or 6.3%, from $12.5 million to $13.3 million for the nine months ended June 30, 2003 and 2004, respectively.

Factors affecting services revenues for the fiscal nine months ended June 30, 2004.

• The decline in services revenues for the Industry Solutions Group was primarily due to lower information product sales to manufacturers as a result of the decision by two large mass merchandisers to cease providing point-of-sales data to the market. The Company does not expect to recapture the sources of this point-of-sale data and, therefore, does not expect to recover this lost revenue of approximately $5.0 million per year. The reduction in information database sales to manufacturers was partially offset by an increase in customer service revenue from new customers.

• The decline in services revenues for the Automotive Group was largely due to the sale of the Company’s Automotive Recycling Division on October 1, 2003. The Automotive Recycling Division accounted for $5.6 million of the Automotive Group’s services revenues for the nine months ended June 30, 2003. Excluding the fiscal year 2003 revenues of the Company’s Automotive Recycling Division, services revenues for the Automotive Group decreased by $0.8 million, or 1.2%, from $68.0 million to $67.2 million for the nine months ended June 30, 2003 and 2004, respectively. The Automotive Group continued to experience a decline in services revenues associated with customer attrition from its older systems. The Company expects that revenues from these older systems will continue to decline.

Cost of Revenues. The following table sets forth, for the periods indicated, the Company’s cost of revenues and the variance thereof.

			2004 vs. 2003	2004 vs. 2003
	2003	2004	Variance $	Variance %
		(in thousands)
Cost of Systems Revenues:
Industry Solutions Group	$20,733	$26,055	$5,322	25.7%
Automotive Group	8,838	9,991	1,153	13.0%

Total Cost of Systems Revenues	$29,571	$36,046	$6,475	21.9%
Cost of Services Revenues:
Industry Solutions Group	$21,571	$18,016	$(3,555)	(16.5)%
Automotive Group	32,350	26,714	(5,636)	(17.4)%

Total Cost of Services Revenues	$53,921	$44,730	$(9,191)	(17.0)%
Total Cost of Revenues:
Industry Solutions Group	$42,304	$44,071	$1,767	4.2%
Automotive Group	41,188	36,705	(4,483)	10.9%

Total Cost of Revenues	$83,492	$80,776	$(2,716)	(3.2)%

The following table sets forth, for the periods indicated, the Company’s cost of revenues as a percentage of revenues.

	Fiscal Nine months Ended
	June 30,
	2003	2004
Systems:
Industry Solutions Group	53.7%	55.0%
Automotive Group	68.2%	75.3%

Total Cost of Systems Revenues as a Percentage of Total Systems Revenues	57.3%	59.3%
Services:
Industry Solutions Group	49.8%	43.5%
Automotive Group	44.0%	39.7%

Total Cost of Services Revenues as a Percentage of Total Services Revenues	46.1%	41.2%
Total Cost of Revenues:
Industry Solutions Group	51.6%	49.6%
Automotive Group	47.6%	45.6%

Total Cost of Revenues as a Percentage of Total Revenues	49.5%	47.7%

Total Cost of Revenues. Total cost of revenues for the nine months ended June 30, 2004 decreased by $2.7 million from $83.5 million to $80.8 million for the nine months ended June 30, 2003 and June 30, 2004, respectively. Higher systems cost of revenues were more than offset by decreased services cost of revenues.

Factors affecting cost of systems revenues for the nine months ended June 30, 2004.

• The increase in cost of systems revenues for the Industry Solutions Group is predominantly due to increased sales of systems recorded during the nine months ended June 30, 2004. The increase in cost of systems revenues as a percentage of systems revenues for the nine months ended June 30, 2004, was primarily due to additional personnel costs associated with the higher level of system installs and higher royalty expense.

• The increase in the cost of systems revenues as a percentage of systems revenues for the Automotive Group was a result of higher installation and third party hardware costs.

Factors affecting cost of services revenues for the nine months ended June 30, 2004.

• Cost of services revenues for the Industry Solutions Group declined due to the amortization of $1.8 million for an information product database in the nine months ended June 30, 2003. The information product database was fully amortized in fiscal year 2003, due to the decision by two large mass merchandisers to cease providing point-of-sale data to the market and due to the projected reduced information product revenues to be obtained from the database. In addition, the Industry Solutions Group experienced lower information product data acquisition and processing costs.

• Cost of services revenues for the Automotive Group declined due to the sale of the Company’s Automotive Recycling Division on October 1, 2003 and lower personnel and consulting service expenses. Information services process improvement projects were completed during fiscal year 2003. The Automotive Group also reduced personnel costs associated with software and hardware support on the Company’s older products. Additionally, improved receivable collections of services billings caused bad debt expense to decrease from the prior nine months. These combined cost reductions improved the cost of services revenues as a percentage of services revenues for the Automotive Group by 4.3% to 39.7% for the nine months ended June 30, 2004, compared to 44.0% for the nine months ended June 30, 2003.

Gross Profit. The following table sets forth, for the periods indicated, the Company’s gross profit and the variance thereof.

			2004 vs. 2003	2004 vs. 2003
	2003	2004	Variance $	Variance %
		(in thousands)
Systems Gross Profit:
Industry Solutions Group	$17,907	$21,404	$3,497	19.5%
Automotive Group	4,118	3,259	(859)	(20.9)%

Total Systems Gross Profit	$22,025	$24,663	$2,638	12.0%
Services Gross Profit:
Industry Solutions Group	$21,762	$23,407	$1,645	7.6%
Automotive Group	41,256	40,462	(794)	(1.9)%

Total Services Gross Profit	$63,018	$63,869	$851	1.4%
Total Gross Profit:
Industry Solutions Group	$39,669	$44,811	$5,142	13.0%
Automotive Group	45,374	43,721	(1,653)	3.6%

Total Gross Profit	$85,043	$88,532	$3,489	4.1%

The following table sets forth, for the periods indicated, the Company’s gross profit as a percentage of revenues.

	2003	2004
Gross Profit as a Percentage of Revenues
Systems:
Industry Solutions Group	46.3%	45.1%
Automotive Group	31.8%	24.6%

Total Systems Gross Profit as a Percentage of Systems Revenues Services	42.7%	40.7%
Industry Solutions Group	50.2%	56.5%
Automotive Group	56.0%	60.3%

Total Services Gross Profit as a Percentage of Services Revenues	53.9%	58.8%
Total Gross Profit:
Industry Solutions Group	48.4%	50.4%
Automotive Group	52.4%	54.4%

Total Gross Profit as a Percentage of Total Revenues	50.5%	52.3%

As a result of the factors described above, gross profit increased by $3.5 million for the nine months ended June 30, 2004, or 4.1%, compared to the nine months ended June 30, 2003.

Operating Expenses. The following table sets forth, for the periods indicated, the Company’s operating expenses and variance thereof.

			2004 vs. 2003	2004 vs. 2003
	2003	2004	Variance $	Variance %
		(in thousands)
Sales and Marketing Expense	$23,360	$23,320	$(40)	(0.2)%
Product Development Expense	12,143	11,583	(560)	(4.6)%
General and Administrative Expense	20,570	19,556	(1,014)	(4.9)%

Total Operating Expenses	$56,073	$54,459	$(1,614)	(2.9)%

During the nine months ended June 30, 2004, operating expenses declined by $1.6 million, or 2.9%, compared to the nine months ended June 30, 2003. Factors affecting operating expenses for the nine months ended June 30, 2004 include:

• Sales and Marketing Expense. Sales and marketing expense declined slightly as a result of a reduction in the Company’s lease loss reserve and lower allocations of telecommunication costs. During January 2004, the Company sold over 55.0%, or approximately $1.8 million, of its owned lease portfolio to a third-party lease financing provider. The lease portfolio sale did not provide for any recourse to the Company. Offsetting this were increases in the Industry Solutions Group’s sales and marketing expenses, related to increased sales personnel and higher commissions based on increased sales activity.

• Product Development Expense. The decline in product development expense resulted from the sale of the Automotive Recycling Division which reduced personnel and other expenditures, and due to lower allocations of telecommunications expenses. This decline was somewhat offset by the increased product development spending by the Industry Solutions Group.

• General and Administrative Expense. General and administrative expense was lower due to the costs of implementing a new enterprise resource planning system in the nine months ended June 30, 2003, lower telecommunications costs associated with the sale of ARD and more favorable contracts and usage. These lower expenses were offset by higher legal and other professional service expenses incurred in connection with a potential financing transaction that was not completed.

Interest Expense. Interest expense for the nine months ended June 30, 2004 was $15.7 million, compared to $9.8 million for the nine months ended June 30, 2003, an increase of $5.9 million, or 60.2%. On June 27, 2003, the Company completed a debt refinancing resulting in higher average debt balances for the nine months ended June 30, 2004, which caused higher interest expense. See “Liquidity and Capital Resources.”

Expenses Related to Debt Refinancing. The Company incurred $6.3 million of expenses related to the June 2003 debt refinancing, including the write off of $4.1 million of previously deferred debt issuance costs.

Net Income. As a result of the above factors, the Company realized net income of $15.2 million for the nine months ended June 30, 2004, compared to net income of $7.8 million for the nine months ended June 30, 2003, an increase of $7.4 million, or 94.9%.

Liquidity and Capital Resources

As of June 30, 2004, the Company had $155.8 million in outstanding indebtedness comprised of $155.2 million of 10 1/2% senior notes due 2011, net of a $1.8 million discount and $0.6 million of debt related to lease financing that matures in varying amounts over the next three years. The Company’s Amended and Restated Credit Agreement provides for maximum borrowings of up to $15.0 million including a maximum $5.0 million of letters of credit. As of June 30, 2004, there were no borrowings under the Amended and Restated Credit Agreement, however, there was $0.5 million of letters of credit issued. Borrowings under the Amended and Restated Credit Agreement bear interest at floating rates; therefore, the Company’s financial condition could be affected by changes in prevailing rates.

The Company’s Amended and Restated Credit Agreement and its indenture governing the 10 1/2% senior notes due 2011 impose certain restrictions on the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. In addition, under the Amended and Restated Credit Agreement, the Company is obligated to meet certain tests relating to certain financial amounts and ratios as defined in the Amended and Restated Credit Agreement. At June 30, 2004, the Company was in compliance with these covenants.

The Company’s principal liquidity requirements are for debt service, dividend payments, capital expenditures and working capital.

The Company’s ability to service its indebtedness will depend on its ability to generate cash in the future. The Company’s net cash provided by operating activities was $26.7 million and $19.7 million for the nine months ended June 30, 2004 and 2003, respectively. The increase in cash flow provided by operating activities from the nine months ended June 30, 2003 to the nine months ended June 30, 2004 was primarily due to strong operational results.

The Company’s investing activities provided net cash of $0.1 million and used net cash of $11.5 million during the nine months ended June 30, 2004 and 2003, respectively. The increase in cash provided by investing activities from the nine months ended June 30, 2003 to the nine months ended June 30, 2004 was primarily due to the $7.2 million received from the sale of the Automotive Recycling Division and the absence of asset acquisitions during 2004. The Company’s capital expenditures were $7.2 million and $9.3 million for the nine months ended June 30, 2004 and 2003, respectively. These figures included capitalized computer software and database costs of $4.4 million and $5.6 million for the nine months ended June 30, 2004 and 2003, respectively.

Net cash used in financing activities was $17.7 million and $2.2 million for the nine months ended June 30, 2004 and 2003, respectively. The cash used in financing activities for the nine months ended June 30, 2004 was due to the redemption of the Company’s remaining outstanding 9% senior subordinated notes due 2008. The cash used in financing activities for 2003 resulted from the Company’s June 27, 2003 refinancing largely consisting of the repurchase of $82.5 million of the Company’s 9% senior subordinated notes due 2008, the repayment of the Company’s $33.0 million term loan facility and the $30.0 million repurchase of common stock from the Company’s minority stockholders, offset by the proceeds of the Company’s June 2003 offering of $157.0 million of its 10 1/2% senior notes due 2011.

From time to time, the Company intends to pursue acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. The Company expects to fund future cash acquisitions primarily with cash flow from operations and borrowing, including the unborrowed portion of the credit facility or new debt issuances, but may also issue additional equity either directly or in connection with any such acquisitions. There can be no assurance that acquisition funds will be available at terms acceptable to the Company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003. There have been no material changes in the quarter ended June 30, 2004.

Item 4. Controls and Procedures.

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

10.1	Indemnification agreement dated June 1, 2004, among Activant Solutions Holding Inc., Activant Solutions Inc. and Pervez Qureshi*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael A. Aviles.*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Greg Petersen.*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael A. Aviles.*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Greg Petersen.*

     (b) Reports on Form 8-K

The Company filed Form 8-K on May 6, 2004, its press release announcing its plan to redeem all of its outstanding 9% senior subordinated notes due 2008. No financial statements were filed with this Form 8-K.

*	Filed Herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of August 2004.

ACTIVANT SOLUTIONS INC.
By: /s/ GREG PETERSEN

Greg Petersen
Senior Vice President and Chief Financial Officer