Form 10-K
period 2004-09-30
ACTIVANT SOLUTIONS INC /DE/
filed 2004-12-22
CIK 1059103

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-49389

Activant Solutions Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-2160013
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

804 Las Cimas Parkway
Austin, Texas	78746
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 328-2300

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 21, 2004
Common Stock	1,000 shares

FORWARD-LOOKING STATEMENTS

Information set forth in this annual report on Form 10-K regarding expected or possible future events, including statements of the plans and objectives of management for future growth, operations, products and services and statements relating to future economic performance, is forward-looking and subject to risks and uncertainties. For those statements, the Company claims the protection of the safe harbor for forward-looking statements provided for by Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include the following: (1) loss or obsolescence of the proprietary technology on which the Company depends; (2) changes in the markets in which the Company competes including the manner in which auto parts or hardware and lumber are sourced, sold, distributed or inventoried, and changes in economic conditions in these markets generally; (3) claims by third parties that the Company is infringing on their intellectual property rights; (4) loss of the Company’s executive officers and other key personnel; (5) increased competition or failure to effectively compete; (6) loss of key customers or increase in attrition rates with respect to revenue management views as recurring; (7) manufacturing defects or errors in the Company’s software; (8) prolonged unfavorable general economic and market conditions; (9) failure to recoup the cost of investment in new businesses into which the Company may expend and difficulties or delays in effectively integrating the operations, personnel, technologies or products of such new business into the Company and (10) increases in the Company’s cost of borrowings or unavailability of additional debt or equity capital. Many of such factors will be beyond the control of the Company and its management. In addition, other factors that could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements are discussed at greater length under Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and appear elsewhere in this annual report. These risks, uncertainties and other factors should not be construed as exhaustive, and the Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

PART I

Item 1. Business.

General

Activant Solutions Inc. (the “Company”) is a leading provider of business management solutions primarily to retailers and wholesale distributors in the retail hardware market, the lumber and building materials market and the automotive parts aftermarket. The Company’s management solutions include systems, customer support and information services that its customers use to manage their critical day-to-day business operations through automated point-of-sale, inventory management, general accounting and enhanced data collection. The Company’s revenues are derived from the following:

•	Business management systems comprised of proprietary software applications, implementation and training and third-party hardware and peripherals; and

•	Subscription-based services, which are generally recurring in nature, including software and hardware support, maintenance, its electronic automotive parts catalog and other services.

The Company’s diversified customer base consists of manufacturers, wholesale distributors, retailers, franchises, cooperatives, chain stores and single store operations with high service requirements and complex distribution environments. The Company’s operations are organized into two principal business units — its Industry Solutions Group and its Automotive Group.

Industry Solutions Group

Industry Overview

The primary markets served by the Company’s Industry Solutions Group are the retail hardware and the lumber and building materials industries, which are comprised primarily of hardware stores, lumber and building materials yards, home improvement centers, lawn and garden and farm supply businesses. According to the U.S. Census Bureau and U.S. Department of Labor, these industries have grown from $243 billion to $321 billion over the past five years and accounted for approximately 1.0% of all jobs in the United States in 2003.

The Company believes that growth in these markets will continue to be driven by recent trends, including:

•	new home construction and sales;

•	favorable demographic trends, such as continued proliferation of dual income families;

•	increased spending on home improvement projects; and

•	continued expansion of product and service offerings, such as professional installations and equipment rentals.

The participants in these markets can be segmented into two primary groups:

•	Hardware Stores. This group consists of independent hardware retailers that are usually affiliated with cooperatives and buying groups that enable members to compete through optimized product assortment, buying power, brand and member-wide customer loyalty programs and promotions. According to Dun & Bradstreet, this group represents approximately 23,000 establishments and approximately $14 billion in annual sales revenues.

•	Home Centers and Lumber and Building Materials Dealers. According to Dun & Bradstreet, this group primarily consists of mass merchandisers and independent lumber and building materials dealers who predominantly supply professional builders and contractors and this group represents approximately $190 billion in annual sales revenues and includes over 42,000 establishments.

•	Mass Merchandisers. Several major market participants provide products and services using a mass merchandising format. The three largest home center retailers represent over 2,500 stores and over $90 billion in annual revenue. These mass merchandisers include Home Depot, Lowe’s and Menard, Inc. As a result of their size, mass merchandisers generally customize and support their own systems.

•	Lumber and Building Materials Dealers. These dealers operate independent lumber and building material yards and purchase directly from mills or buying groups. They carry a broad assortment of products including low margin commodity lumber items, engineered wood products, and high value assembled products including doors, windows and trusses. Lumber and building materials dealers also provide customized value-added services to professional builders and contractors such as estimating services, job site specific information and delivery services, and installed sales services. According to Dun & Bradstreet, this segment represents approximately $80 billion in annual sales revenues and is served by over 39,000 establishments.

In addition, the Company’s Industry Solutions Group has an installed base of customers in adjacent segments of the wholesale trade market including brick, stone and related materials, roofing, siding and insulation, electrical supply, warm air heating and air conditioning, plumbing, industrial machinery and equipment, industrial supplies and service establishment equipment. According to Dun & Bradstreet, collectively, these market segments generated over $400 billion of revenue in 2003 and consist of over 179,000 businesses. According to the U.S. Census Bureau, the overall wholesale trade market has grown from $553 billion to $594 billion over the past five years. In 2004, the Company began to specifically target these wholesale trade segments for new system sales.

Need for Technology Solutions

There are a number of factors that drive the need for technology solutions within the retail hardware, lumber and building supply industries.

Inventory Management. The Company’s customers operate in complex distribution environments and manage, market and sell vast amounts of inventory. Their ability to manage that inventory efficiently can improve their ability to increase sales, reduce operating costs and improve customer service.

Hardware Marketing Cooperatives. The majority of the Company’s customers are members of marketing cooperatives, such as Ace Hardware Corp., TruServ Corporation and Do it Best Corp., in order to benefit from brand recognition and efficient inventory supply. The cooperatives encourage members to be on the same business management systems in order to gain additional efficiencies.

Many of the systems in use in this market are older, character-based or in-house systems with limited functionality beyond general purpose accounting. In order to compete effectively, manage their complex inventory and meet the high service requirements of their customers, dealers will need to replace these systems with more modern, comprehensive business management solutions.

Competition within the Lumber and Hardware Industries. The need for technology solutions within the lumber and hardware industries has been accelerated by the recent expansion of mass merchandisers throughout the United States. Mass merchandisers have been able to reduce costs and improve merchandising efficiency through, among other things, the implementation of automated retail systems. This has driven the smaller lumber and building materials dealers and cooperative dealers to seek to computerize or upgrade their older systems in order to reduce costs and compete effectively. For example, dealers in these markets are expected by their customers to have the ability to modify and adapt their systems with features such as credit card readers and electronic signature capture.

Customer Service Requirements. The Company’s customers differentiate themselves in their marketplace by providing a high degree of customer service. For example, professional contractors expect on-time delivery of very complex orders to the building site, the ability to charge the orders to their account and the ability to receive a credit for any unused materials. In order to meet these high service requirements, dealers in the Company’s markets increasingly adopt more advanced business management solutions, such as the Company’s products and services.

The Company’s Systems and Services

The Company’s Industry Solutions Group’s offerings consist of software, connectivity, content and a full range of support services designed to meet the needs of its target markets. The Company’s Industry Solutions Group actively markets two principal systems, Eagle and Falcon, that automate and streamline a customer’s inventory, sales and distribution operations, enabling it to operate more cost efficiently, increase inventory turns and improve relationships with customers and suppliers. Both of these systems provide in-store, retail and contractor-based solutions with fully integrated applications that manage the flow of a customer’s typical sales transaction. These applications include order management and fulfillment, barcode scanning and processing, inventory control, pricing, purchasing, accounts receivables and payables, special order processing, quote and bid processing, vendor and manufacturer communications, payroll, general ledger, credit and debit card authorization.

In addition, these systems provide built-in business intelligence capabilities with flexible management reporting and analysis, including customizable alerts and notifications. Customers are also able to further streamline customer service and improve back-office efficiencies with other optional products, including document imaging, scanned document support, electronic signature capture and hosted e-commerce capabilities, such as invoicing, online quotes and orders, shopping cart and online catalog.

The Company’s principal products, Eagle and Falcon, have similar functionality but were designed for distinct segments of its target markets.

•	Eagle. The Company’s Eagle system for Windows®, launched in 1999, is designed for small and medium-sized retail stores across multiple market segments, including hardware, lumber and building materials, paint and farm supply. The Company’s Eagle system has applications and features designed to meet the unique needs of hardware stores and lumber and building materials operations. In addition, the Company has recently added warehouse distribution functionality to Eagle to make it attractive for customers in those markets.

•	Falcon. The Company’s Falcon system, launched in 1998, is designed for large multi-location lumber and building materials retail stores and home centers. The Company’s Falcon product provides flexibility in tailoring the system to meet the separate needs of individuals, groups, departments and single or multiple retail store locations.

In addition to the above principal products, the Company’s Industry Solutions Group also services and maintains, but does not actively sell, two additional products:

•	CSD. The Company’s CSD system was designed for medium to large-sized hardware and lumber retail stores. The Company’s CSD products are used by hardware and building materials retail chains with up to 40 stores.

•	Gemini. The Company’s Gemini system was designed for large multi-store hardware and lumber retail stores. The Company’s Gemini customers represent some of the largest companies in the hardware and lumber industry.

The Company has approximately 4,800 customers on its Eagle and Falcon systems and over 300 customers on its CSD and Gemini systems. The Company has built upgrade and conversion paths for the customers of its CSD and Gemini products to its Eagle and Falcon products. The Company expects many of these customers to continue to upgrade to its Eagle and Falcon systems over the next five years.

Customer Implementation and Support Services

The Company provides comprehensive maintenance and customer support for each of its software and hardware products. Because the Company’s customers are principally small and medium-sized businesses, they require a high level of service, training and customer support to train users and to maintain their systems. The Company’s Industry Solutions Group offers training for new and existing customers. The Company believes that it offers the broadest set of implementation and support services to businesses in its markets.

In addition to implementation and system conversion services, the Company sells a variety of post-sale support programs through its system support agreements, including on-site maintenance, depot repair services and daily system operating support by phone. Virtually all new system customers enter into system support agreements, and most retain these service agreements as long as they own the system. Monthly fees vary with system size and configuration, and service agreements are generally month-to-month. In addition, the Company’s Industry Solutions Group offers seminars and workshops to assist customers in understanding the capabilities of their systems.

Information Services

The Company’s Industry Solutions Group markets its database services products called VISTA, IDW and IDX to manufacturers. VISTA provides product manufacturers with ongoing measurement of brand and item movement with major product classifications using point-of-sale business analysis data from independent hardware stores and consumer survey data. Information provided by VISTA gives manufacturers insight into how a specific product or brand performs against its competitors and the market in general. IDW is an industry warehouse of parts descriptions and prices marketed to electrical parts manufacturers and warehouse distributors. IDX is an industry data exchange for purchase order and related documents using electronic data interchange and Internet technologies for electrical manufacturers and warehouse distributors.

Business Products Sales

A department within the Company’s Industry Solutions Group sells both standard and custom third-party record-keeping and sales forms and other office supplies, primarily to its existing customer base. These forms and supplies include purchase order forms, checks, invoices, ink, toner and ribbons that are compatible with the Company’s software and hardware systems.

Automotive Group

Industry Overview

The Company’s Automotive Group serves businesses in the automotive parts aftermarket. The automotive parts aftermarket consists of the manufacture, distribution, sale and installation of both new and remanufactured parts used in the maintenance and repair of automobiles and light trucks. According to the Automotive Aftermarket Industry Association, or AAIA, the automotive aftermarket generated $167.8 billion in sales in 2001 which, based on the U.S. Department of Commerce’s Bureau of Economic Analysis report for 2001, ranked as the 14th largest industry in the United States. For 2003, AAIA estimates that the automotive aftermarket sales increased to $183.0 billion, or at an annualized rate of 4% growth over 2001. Further, based on the U.S. Department of Labor’s statistics for 2002, the AAIA estimates that the automotive aftermarket accounted for 3% of all jobs in the United States.

The Company believes that growth in the automotive parts aftermarket will continue to be driven by:

•	growth in the aggregate number of vehicles in use;

•	increase in the average age of vehicles in operation;

•	growth in the total number of miles driven per vehicle per year; and

•	increased vehicle complexity.

There are three distinct vertical distribution channels through which automotive parts distribution occurs: the traditional wholesale channel; the retail channel; and the new car manufacturer channel.

Additionally, within each of these three channels, there are varying levels of distribution. In the wholesale channel, there are generally four primary levels of distribution:

•	manufacturers;

•	warehouse distributors;

•	parts stores (wholesalers, retailers and new car dealers); and

•	professional installers (independent professional service dealers and specialized shops).

Automotive Parts Aftermarket Distribution Channels

The following is a description of the three vertical distribution channels in the automotive parts aftermarket.

•	Traditional Wholesale Channel. The wholesale channel is the predominant distribution channel in the automotive parts aftermarket. It is characterized by two major distribution methods: a three-step model and a two-step model.

The three-step model involves the movement of parts from the manufacturer to a warehouse distributor, to parts stores and then to professional installers—in three steps. Warehouse distributors sell to professional installers through parts stores, which are positioned geographically near the professional installers they serve. This distribution method provides for the rapid distribution of parts. In recent years, many warehouse distributors have purchased and continue to purchase parts stores both from independent owners and from small wholesale chains. This consolidation improves warehouse distributors’ buying power with manufacturers and strengthens their competitive positions in their local or regional markets. In certain geographic areas, especially in more densely populated urban centers, it is more feasible to combine the warehouse distributor and the parts store into a single distribution point that sells directly to professional installers. The resulting model is commonly known as the two-step model. The Company has products that support both the three-step and the two-step distribution models.

•	Retail Channel. The retail channel is comprised of large specialty retailers, small independent parts stores and regional chains that sell to “do-it-yourself” customers. Larger specialty retailers, such as AutoZone, Inc., Advance Discount Auto Parts, O’Reilly Automotive, Inc. and CSK Auto Corporation, carry a greater number of parts and accessories at more attractive prices than smaller retail outlets and are gaining market share. The management information systems used to communicate between levels in this channel are generally developed internally for the large specialty retailers and purchased from third parties, including the Company, for the smaller organizations. The Company has products that support the retail channel.

•	New Car Manufacturer Channel. New car manufacturers distribute parts through a feeder warehouse to new car dealers. New car dealers purchase systems from a variety of third-party system providers. As a result of their size and financial strength, new car manufacturers generally customize and support their own systems. The Company does not sell a significant amount of products into the new car manufacturer channel.

Need for Technology Solutions

There are a variety of factors that drive the need for technology solutions within the automotive parts aftermarket.

•	Inventory Management. Based on statistical data analysis of parts stores’ inventory from the Company’s ePart Insight data warehouse product, approximately 20% of parts sold are not stocked locally and approximately 22% of parts stocked are not sold within 24 months. In addition, according to the Automotive Warehouse Distributors Association, approximately 27% of parts sold are eventually returned. Thus, there is substantial inefficiency in the automotive parts aftermarket supply chain. This inefficiency results in excess inventory carrying costs and logistical costs and the over-production of parts at the manufacturer level. Overcoming these costly dynamics requires a combination of technology products, including enterprise resource planning systems, catalog information, connectivity, data warehousing and supply chain analytical tools.

•	Competition from Large Specialty Retailers. The need for technology solutions has been accelerated by the expansion of large specialty retailers such as AutoZone Inc. and Advance Auto Parts Inc. This has driven the smaller parts stores and warehouse distributors to computerize or upgrade their existing systems with more modern comprehensive business management solutions. Many of the systems in use in these markets are older, character-based or in-house systems with limited functionality.

•	Volume of Data. Participants in the automotive parts aftermarket are required to manage large quantities of data. There are over 4.5 million different stock-keeping units, or SKUs, available to parts sellers in the Company’s electronic catalog. The number of SKUs in the Company’s electronic catalog rose by approximately 5.6% during the past year. Moreover, manufacturers update catalogs and part prices frequently. As a result, most automotive parts aftermarket participants require comprehensive inventory management systems and catalogs to keep track of these parts.

•	Customer Service Requirements. Consumer demand for same day repair service and the need to quickly turn repair bays encourage professional installers to require prompt delivery of specific parts from their suppliers. Therefore, the ability of either a warehouse distributor or parts store to access information about a part’s availability and price and to promptly supply the required product is critical to its success. To meet these high customer service requirements, there is a need for inventory management systems, catalogs and automated communication and ordering between parts stores and professional installers.

The Company’s Systems and Services

Solving the challenges faced by the automotive parts aftermarket requires a combination of business management systems, data, supply chain tools, support, services and connectivity. The Company provides systems and services that address these challenges and help its customers to compete effectively. These tools include four key components:

•	business management systems comprised of the Company’s proprietary software applications, implementation and training and third-party hardware and peripherals;

•	a comprehensive electronic automotive parts catalog, which is used by all segments of the automotive parts aftermarket;

•	products that provide Internet connectivity to warehouse distributors, retailers and professional installers. These connectivity products allow for electronic data interchange and trading partnerships; and

•	custom supply chain analytics for manufacturers and warehouse distributors, to assist them in their inventory and marketing decisions.

The Company’s Automotive Group’s principal products target warehouse distributors or part stores, as follows:

Warehouse Distributors

•	A-DIS. The Company’s A-DIS system is targeted to large warehouse distributors and provides applications for handling complex inventory management issues, parts purchasing, product pricing, parts returns management, sales history and complete financial management services. The Company’s A-DIS product is fully connected to its J-CON product, which is used primarily by parts stores and is described below. In addition, the Company’s Series 12 and Prism store products, which are also used primarily by parts stores, are integrated with A-DIS for key functionality.

•	Ultimate. The Company’s Ultimate product is designed for and targeted to local, regional and national warehouse distributors that seek to manage multiple locations and inventories on a single system in a compact geographic area. Ultimate provides distributors a solution for inventory management, customer maintenance, accounting, purchasing and business analytics.

•	Paperless Warehouse. The Company’s Paperless Warehouse product incorporates radio frequency wireless networking, barcode scanning and handheld computing technology to improve the efficiency of the receiving, picking and shipping functions of the warehouse. This product is fully integrated with the Company’s A-DIS and Ultimate products.

Parts Stores

•	J-CON. The Company’s J-CON product was developed to manage stores that are members of a national account program, trading principally with a single warehouse distributor or multiple warehouse distributors on an A-DIS system. The Company’s J-CON product serves as an inventory management and electronic purchasing tool. It also allows the parts store to connect with professional installers through the Company’s other products such as AConneX.

•	Prism. The Company’s Prism product is designed to meet the needs of both national and independent stores as well as smaller businesses in a two-step distribution process. Prism is a distribution management system designed to improve point-of-sale operations, fine-tune pricing, optimize inventory and manage cash flow.

In addition to the above principal products, the Company’s Automotive Group also services, maintains and provides upgrades for, but does not actively sell, four additional products for its parts store customers that are still utilizing these systems. These products, Eclipse, JMS, Series 12 and LOADSTAR, track inventory, perform accounting functions and execute point-of-sale operations such as invoicing and billing.

Information Services

The Company provides electronic catalogs, bar codes, related repair information and reports based on point-of-sale activity through a variety of data services. These proprietary database products and services generate recurring revenues through monthly subscription fees and differentiate the Company’s products from those of its competitors. The Company offers data services to its automotive parts aftermarket customers, including warehouse distributors, manufacturers and parts stores and professional installers. The Company’s principal information services are:

•	PartExpert. The Company’s electronic catalog products provide access to a database of over 90 million unique automobile part applications for approximately 6,700 automotive parts aftermarket product lines. These products significantly reduce the time consuming and cumbersome use of printed catalogs and are designed to increase productivity and accuracy in parts selection and handling. Software on the warehouse distributor, parts store and professional installer systems enables the user to access the electronic catalog database. Customers use the catalog feature within their system to identify parts associated with a specific vehicle. The Company charges a monthly subscription fee for its electronic catalog database and provides customers with periodic updates. There are approximately 10,500 warehouse distributor locations, 1,500 retail locations and 9,000 professional installer locations subscribing to the Company’s electronic catalog service.

•	ePartExpert. The Company’s electronic catalog database is available in a format designed for Internet use. Named ePartExpert, the database and access software have been modified to enable consumers and service professionals to look up automotive products for themselves, view diagrams and select the parts for their vehicle. This product is used by the manufacturer, warehouse distributor and professional installer segments of the automotive parts aftermarket.

•	ePartInsight. This data warehouse product can be connected to all of the Company’s Automotive Group’s warehouse distributor and parts store products as well as third-party software. It provides data hub capability to allow large buying groups to access information throughout the buying group simultaneously.

•	Manufacturer Services. The Company provides a number of fee-based services to the manufacturer segment of the market. These services include catalog content comparisons to similar product groups from other manufacturers, pricing comparisons to similar parts available in the market and electronic catalog data mapping and format conversion. These products and services are provided as needed to manufacturers to assist them with their marketing initiatives.

In addition to the above services, other services offered include InterChange, a database that provides cross references of original equipment manufacturer part numbers to aftermarket manufacturer part numbers; TelePricing, a service that provides electronic price updates following a price change by the part manufacturer; LaborExpert, a tool used by professional installers to estimate labor hours for purposes of providing written estimates of repair costs to customers; Service Intervals, a database of maintenance intervals; and Tire by Size, a database that cross-references various tire products and applications.

Customer Support Services

The Company’s Automotive Group sells a variety of post-sale support programs through its system support agreements, including on-site preventive and remedial maintenance, hardware engineering modifications, depot repair and daily system operating support by phone. These customers can call the Company’s Automotive Group’s advice line, which provides them with access to trained personnel who are able to perform on-line diagnostics or to field engineers, if on-site service is necessary. The Company has also developed a web-based product called EntryPoint that allows customers direct access to a call tracking system, on-line product training courses and an on-line knowledge base. These features allow customers to request support services, review specific calls or their entire call history, increase employee system knowledge through on-line coursework or search a knowledge base to obtain immediate answers to questions. Virtually all new system customers enter into system support agreements, and most retain such service agreements for as long as they own the system. Monthly fees vary with the system size and configuration. The agreements are generally month-to-month agreements with up to a 90-day cancellation notice period. The Company’s Automotive Group offers training for customers at both its facilities and the facilities of its customers. In addition to training on system operations and software enhancements, the Company’s Automotive Group offers seminars and workshops to assist customers in understanding the capabilities of their systems.

Connectivity Services

     The Company offers Internet and modem-based communication services that connect the automotive parts aftermarket from manufacturers through warehouse distributors and parts stores to professional installers. The Company’s flagship service in this area, AConneX, uses the Internet to allow communication between and among both its software systems and other companies’ software systems. AConneX enables:

•	Internet ordering of parts by professional installers from parts stores through the Company’s eStore partners; and

•	the creation of trading networks among parts stores and warehouse distributors. This enables pooling and trading of inventory at the distribution level.

In addition, the Company offers an electronic data interchange interface between warehouse distributors and manufacturers.

Company Operations

Sales and Marketing

The Company’s sales and marketing strategy is to provide relevant business expertise to target customers by using sales representatives with strong industry-specific knowledge. To accomplish this, the Company has dedicated sales groups to each of the retail hardware, lumber and building materials and wholesale trade industries and the automotive parts aftermarket. Within these industry groups, the Company uses a combination of field sales, inside sales, value-added resellers and national account programs. The Company seeks to partner with large customers or groups of customers and leverage these program groups to sell to their members. Incentive pay is a significant portion of the total compensation package for all sales representatives and sales managers. The Company’s field sales teams generally focus on identifying and selling to new customers while its inside sales team focuses on selling upgrades and new software applications to its installed base.

The Company’s marketing approach is to develop close relationships with key market influencers, including Ace Hardware Corp. and TruServ Corporation in the retail hardware market and the Aftermarket Auto Parts Alliance Inc. in the automotive parts aftermarket. This strategy includes obtaining endorsements and developing exclusive relationships, warehouse distributor partnerships and other alliances. The goal of these programs is to enhance the productivity of the field sales team and to create leveraged selling opportunities for system sales, information services and support services. These relationships have allowed the Company to streamline the distribution channel and to reduce its direct sales costs.

The Company has approximately 190 employees in sales and marketing, including field sales, inside sales, sales management and support and marketing.

Product Development

The Company’s product development strategy is to both add new features into its current products and to provide a migration path to its customers who operate on the Company’s older systems. This evolutionary approach has four primary benefits. First, it minimizes attrition by adding important features to the Company’s information solutions. Second, it requires less risk for the customer to migrate codes than to move to a different technology solution. Third, the evolution allows continuous layering of features and benefits, which provides a feature-rich solution for key new accounts. Fourth, it creates a new set of features and applications that the Company includes as improvements in its new releases to its installed base, or, in the case of material new functionality, it creates new revenue opportunities as the Company markets the new features and applications separately.

The Company’s development staff is generally divided between its Industry Solutions Group and its Automotive Group. Part of the staff is dedicated to specific enterprise system products (e.g., Eagle developers). Other parts of the development team create applications and features that can be used and leveraged across multiple enterprise systems, or perform quality assessment and other engineering functions.

The Company has approximately 140 employees dedicated to product development. Including amounts capitalized, the Company spent $18.9 million, $19.6 million and $18.4 million in fiscal 2002, 2003 and 2004, respectively, on product development.

Customer Support and Services

The Company strives to provide comprehensive information technology support to small and medium-sized business customers to build customer relationships, enhance customer satisfaction and maximize customer retention rates. The Company’s customer support and services organization consists of:

•	Advice line support. The Company’s customers can call its advice line for access to trained personnel who are able to perform on-line diagnostics or to field engineers if on-site services are necessary.

•	Nationwide hardware and networking specialists. The Company’s field service team can be dispatched throughout the United States, Canada and Puerto Rico to diagnose and repair hardware and software on-site. The Company has found that this team of service professionals provides it with a solid customer advantage. Since they are on-site, the customer often develops a relationship with its system specialist. The Company does not believe any competitor offers on-site support and service through its own nationwide network of system professionals.

•	Implementation, education and training professionals. When the Company sells a new system or application, its education and training team works to minimize disruption during the conversion process and to optimize the customers’ use of the system by training them to use the primary features of the software.

•	Server and peripheral repair. The Company’s depot facility supports remote system and peripheral repair via overnight exchange and other programs from its repair facility in Tracy, California and through outsourced peripheral repair services.

•	Systems integration and distribution. The Company does not manufacture the hardware components of its systems, but does integrate some of its products with hardware components and software products of third-party vendors. The Company uses Dell Inc.’s industry standard server and workstation hardware to power most of its software solutions. The Company utilizes a just-in-time inventory system to help ensure that efficient cost controls are in place.

The Company’s customer support organization has approximately 540 employees.

Catalog and Other Information Services Operations

The Company’s catalog and other information services operations manage and produce data for its PartExpert, VISTA and other data exchange products. For the Company’s PartExpert product, this group acquires, enters, cleans, standardizes and formats the data from over 800 automotive parts manufacturers. The data comes from manufacturers in paper or electronic format. The Company generally produces catalog updates on compact discs approximately ten to twelve times per year from its facilities in Livermore, California; Austin, Texas; and Longford, Ireland. For the Company’s VISTA product, this group partners with a third-party provider to identify, query and receive information from customer survey participants. The Company provides this data to its customers in a variety of formats.

The Company employs approximately 190 people in its catalog and other information services operations group.

Competition

The Company’s Industry Solutions Group competes primarily with smaller, niche-focused companies, some of which target specific geographic regions. In the retail hardware and lumber and building materials markets, the Company competes with providers, including Speedware Corporation, Spruce Computer Systems, Inc. and Advantage Business Computer Systems, Inc. In the wholesale trade market, the Company competes with similar niche-focused companies such as Prophet 21, Inc. and NxTrend Technology, Inc.

The Company’s Automotive Group competes primarily with smaller software companies, including iCarz, Autologue. and Wrenchead, Inc., that operate regionally or in a specific niche of the market.

Additionally, the Company is working to displace in-house systems or catalogs. For example, AutoZone, Inc. and Genuine Parts Company’s NAPA Parts Group both produce their own systems and electronic automotive parts catalogs for their stores and members.

Several large enterprise resource planning and software companies have made public announcements regarding the attractiveness of various small and medium enterprise markets, including Microsoft Corporation, Oracle Corporation and Intuit Inc. The Company has rarely competed with any of these larger software companies. However, there can be no assurance that they will not develop more competitive offerings in the future.

Customers

For its fiscal year ended September 30, 2004, no single customer accounted for more than 10% of the Company’s total revenues. The Company’s top ten customers accounted for 24.3% of its total revenues. Some of the Company’s top 10 customers included Ace Hardware Corp. and TruServ Corporation in its Industry Solutions Group and General Parts, Inc., the Aftermarket Auto Parts Alliance, Inc., O’Reilly Automotive, Inc. and Parts Depot, Inc. in its Automotive Group.

Suppliers

In fiscal 2004, Dell Inc. and ScanSource, Inc. accounted for more than 10% of the total spending on hardware supplies used in the Company’s operations. No other supplier accounted for more than 10% of the Company’s total hardware supply expense. The Company has a number of competitive sources of supply for these and other supplies used in its operations.

Employees

As of September 30, 2004, the Company had approximately 1,200 employees, none of whom were represented by unions. The Company has not experienced any labor problems resulting in a work stoppage and believes it has good relations with its employees.

Joint Venture

The Company owns, directly or indirectly, 47.5% of the outstanding common stock of Internet Autoparts, Inc., or IAP, a joint venture among it and certain of its key customers, including General Parts, Inc., and other investors, which was formed in May 2000. IAP is working to provide the automotive parts aftermarket with a web-based parts ordering and communications platform linking automotive service providers with wholesale distributors and other trading partners.

The Company granted certain non-exclusive, perpetual, non-transferable licenses to IAP in return for a 1/3 interest in IAP. IAP agreed, subject to certain exceptions, not to compete with the Company in the businesses in which the Company is engaged. In addition, the Company agreed, subject to certain exceptions, not to compete with IAP in the business of selling new or rebuilt automotive parts over the Internet to professional installers and consumers.

IAP utilizes the Company’s web-based parts catalog, ePartExpert, and has access to its Internet communications gateway, AConneX, which provides seamless communications among its various business platforms and third-party management systems. AConneX is available for licensing to third-party management systems in addition to IAP. The licenses granted to IAP provide for the payment to the Company of royalties based upon a percentage of net sales made by IAP using the licensed technology. In June 2003, the Company purchased all of the common stock of IAP held by Hicks, Muse, Tate & Furst, Inc. for approximately $1.8 million. The Company has no commitment to invest additional funds; however, it is obligated to provide service and support for AConneX.

Segment Reporting

See Note 13 of Notes to Consolidated Financial Statements.

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

Listed below are the principal properties leased by the Company as of December 17, 2004.

	Approx.
	Size		Lease
Location	(Sq. ft.)	Description of Use	Termination
Austin, Texas	80,000	Principal and divisional executive offices; software development; sales; administrative	2006
Livermore, California	79,000	Divisional executive offices; software development; data entry; sales; administrative	2012
Tracy, California	36,500	Hardware computer repair	2006
Denver, Colorado	30,000	Administrative; sales; software development	2005
Austin, Texas	23,000	Systems integration and distribution	2008
Longford, Ireland	21,000	Data entry; administrative; sales	2027
Austin, Texas	11,000	Sub-leased	2005
Austin, Texas	9,000	Data Center	2008

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

Item 4. Submission of Matters to a Vote of Security Holders.

On October 11, 2004, the sole stockholder of the Company consented in writing to the removal of Michael A. Aviles as a director and as Chairman of the Board of the Company and appointed Jason Downie to the Board of Directors of the Company. On November 5, 2004 the sole stockholder of the Company consented in writing, in lieu of an annual meeting, to the election of the following directors: Peter Brodsky, Jason Downie, Jack D. Furst, A. Laurence Jones and James R. Porter.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

There is no established public trading market for any class of the Company’s common stock. All of the Company’s common stock is held by Activant Solutions Holdings Inc., a Delaware corporation (“Holding”). The Company paid Holding a $30.0 million dividend in fiscal 2003. The Company’s ability to pay any dividends in the future is limited by the terms of the Company’s existing revolving credit facility and the indenture governing its 10 ½% senior notes due 2011. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 6. Selected Financial Data.

The following table sets forth selected financial data of the Company for the years ended September 30, 2000, 2001, 2002, 2003 and 2004. The balance sheet data as of September 30, 2003 and 2004, and the statement of operations data for the years ended September 30, 2002, 2003, and 2004 set forth below are derived from the audited consolidated financial statements of the Company included elsewhere herein. The balance sheet data as of September 30, 2000, 2001 and 2002 and the statement of operations data for the years ended September 30, 2000 and 2001 set forth below are derived from the audited consolidated financial statements of the Company that are not included herein. The selected financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements of the Company included elsewhere herein.

	(in thousands)
	Year Ended September 30,
	2000	2001	2002	2003	2004
Statement of Operations Data:
Revenues	$223,919	$211,035	$218,705	$221,546	$225,806
Cost of revenues	133,215	113,743	111,764	111,777	109,773

Gross profit	90,704	97,292	106,941	109,769	116,033
Sales and marketing	47,437	39,491	33,909	31,961	31,882
Product development	12,209	17,470	17,435	16,997	16,167
General and administrative	29,574	26,166	26,420	27,406	27,340
Goodwill amortization	11,484	10,589	—	—	—

Total operating expenses	100,704	93,716	77,764	76,364	75,389

Operating income (loss)	(10,000)	3,576	29,177	33,405	40,644
Interest expense	(18,872)	(17,804)	(14,054)	(14,782)	(19,367)
Expenses related to debt refinancing	—	—	—	(6,313)	(524)
Gain on sale of assets	—	—	—	—	6,270
Other income (expense), net	1,108	(647)	120	(144)	305

Income (loss) before income taxes	(27,764)	(14,875)	15,243	12,166	27,328
Income tax expense (benefit)	(4,691)	(1,932)	5,875	4,351	10,561

Net income (loss)	$(23,073)	$(12,943)	$9,368	$7,815	$16,767

Balance Sheet Data (at end of period):
Cash and cash equivalents	$679	$3,897	$398	$10,215	$32,065
Working capital	1,931	2,756	(8,889)	21,214	28,549
Total assets	245,184	222,787	185,787	202,285	188,905
Total debt, including current maturities	178,600 (1)	176,757 (1)	137,997 (1)	173,300 (1)	155,714 (1)
Stockholder’s equity (deficit)	(11,661)	(24,712)	(14,853)	(36,662)	(20,020)

(1)	Total debt does not include amounts relating to lease receivables that have been sold by the Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the Company financial condition and results of operations should be read in conjunction with the audited historical consolidated financial statements and the notes accompanying those statements, which are included elsewhere herein. The results described below are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on the Company’s current expectations, which are inherently subject to risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors. The Company undertakes no obligation beyond what is required under applicable securities law to publicly update or revise any forward looking statement to reflect current or future events or circumstances, including those set forth herein.

Overview

The Company is a leading provider of business management solutions primarily to retailers and wholesale distributors in the retail hardware market, the lumber and building materials market and the automotive parts aftermarket. The Company’s business management solutions include systems, customer support and information services that its customers use to manage their critical day-to-day business operations through automated point-of-sale, inventory management, general accounting and enhanced data collection. The Company’s revenues are derived from the following:

•	Business management systems comprised of proprietary software applications, implementation and training and third-party hardware and peripherals. For the year ended September 30, 2004, systems revenues accounted for approximately 36% of the Company’s total revenues; and

•	Subscription-based services, which are generally recurring in nature, including software and hardware support, maintenance, its electronic automotive parts catalog and other services. For the year ended September 30, 2004, services revenues accounted for approximately 64% of the Company’s total revenues.

The Company’s operations are organized into two principal business units—the Industry Solutions Group and the Automotive Group. The Company’s Industry Solutions Group serves a variety of retailers and wholesale distributors in the retail hardware, lumber, home improvement, lawn and garden, farm supply, electrical supply and other industries in the United States. For the year ended September 30, 2004, the Company’s Industry Solutions Group generated approximately 53% of its total revenues. The Company’s Automotive Group serves the automotive parts aftermarket, which includes manufacturers, warehouse distributors, parts stores and professional installers in North America and Europe. For the year ended September 30, 2004, the Company’s Automotive Group generated approximately 47% of its total revenues.

Key Trends

Since 2001, the Company has noted several trends that it believes is integral to understanding the Company’s financial results and condition:

•	Growth in Systems Revenues in the Industry Solutions Group. The Company’s Industry Solutions Group’s systems revenues have grown at an annual rate of approximately 26% over the past four years. This growth has been a result of stronger relationships and licensing agreements with two of the three primary cooperatives in the retail hardware market, increased sales of upgraded software applications to its customers, and increased acceptance of the Company’s Falcon product in the lumber and building materials market. The Company expects that these increased systems revenues will also result in increased support revenues in future years as it adds new customers and new products.

•	Increased Profit Margins. The Company has improved its gross profit margin and operating profit margin every year through disciplined operating processes, selling higher margin systems and a more efficient sales and marketing strategy. The Company continues to apply improved operating processes each year and maintain a strong focus on improving its profit margins.

•	Lower Customer Retention on Older Products. As the Company stops actively developing and selling several of its older systems, especially in the Automotive Group, it experiences reduced rates of customer retention. The Company has developed various upgrade paths for these customers and has begun a specific customer services campaign to increase retention rates for customers who elect to continue to operate with the Company’s older systems. Despite its efforts, the Company has experienced year-over-year decreases in its Automotive Group services revenues. The Company expects some lower-level of customer retention to continue.

•	Loss of Certain Critical Point-of-Sale Data. In the Industry Solutions Group, the Company collected specific point-of-sale data from its customer base and enhanced it by acquiring point-of-sale data from the mass merchandisers available in the public market. The Company then organized all of this data and sold it to manufacturers. In 2001 and 2002, certain mass merchandisers stopped making their point-of-sale data available which materially reduced the value of this data to the Company’s manufacturer customers. During the fiscal year ended September 30, 2003, the Company experienced a decline in services revenues related to the loss of this point-of-sale data. The Company also reduced many of the expenses associated with producing and selling this data. The Company does not expect to generate this point-of-sale revenue at those historic levels going forward.

•	Consolidation of Customers, Especially in the Automotive Parts Aftermarket. As in most industries, the Company’s customers are undergoing consolidation. When one of the Company’s customers acquires a company that does not currently use its systems, the Company typically benefits in the form of new systems sales and increased services revenues associated with that customer. When a company not currently using the Company’s systems acquires one of the Company’s customers, it typically loses services revenues. The Company believes that consolidation has been neither a material benefit nor a material detriment to its operating results over the past three years.

•	Loss of Key Customer. In 2004, the Company’s largest Automotive Group customer informed the Company of its intention to replace the Company’s J-CON parts store system with its own branded product at its company-owned stores, and to recommend that its independent affiliated stores also replace the J-CON system. The customer has indicated that the replacement of the J-CON system in its company owned stores will be phased in over a period of approximately one year. J-CON system sales revenue for all of this customer’s company-owned and independent affiliated stores was approximately $4.0 million and $1.8 million for the Company’s fiscal years ended September 30, 2003 and September 30, 2004, respectively. J-CON services revenue for all of this customer’s company-owned and independent affiliated stores was approximately $7.8 million and $7.5 million for the Company’s fiscal years ended September 30, 2003 and September 30, 2004, respectively. Accordingly, we expect that our future Automotive Services revenue will decline as a result of this decision. Notwithstanding its decision to replace the Company’s J-CON systems, this customer indicated that it intended to continue to use the Company’s warehouse system and electronic automotive parts catalog at its company-owned and independent affiliated stores.

Sale of Assets

On October 1, 2003, the Company sold certain non-core assets consisting of its Automotive Recycling Division. The total sales price was $6.7 million plus net working capital of $0.5 million, which resulted in a gain of $6.3 million. The total revenues generated by these assets for the fiscal years ended September 30, 2003 and 2002 were $8.2 million and $9.0 million, respectively.

On January 30, 2004, the Company sold certain lease receivables to its third-party lease financing provider for approximately $1.8 million. These lease receivables were direct financing leases due from the Company’s customers for the sale of software and hardware systems and other products. The Company has not originated any direct financing leases since 2001.

Subsequent Event

Effective October 7, 2004, the Company terminated the employment of Michael A. Aviles as President and Chief Executive Officer of the Company. In connection with the termination of Mr. Aviles, the Company terminated the Executive Employment Agreement, dated as of July 1, 2002, among Activant Solutions Inc. (the “Company”), Activant Solutions Holdings Inc. (“Holdings”), and Mr. Aviles (the “Employment Agreement”). The Employment Agreement provided for an initial base salary of $375,000, annual incentive bonuses with a target of at least $300,000 and severance in an amount equal to 18 months base salary and the target annual incentive bonus for the fiscal year in which the termination occurs, payable monthly in arrears over the 18 months following the effective date of termination, if Mr. Aviles is terminated without “good cause”. Pursuant to the Employment Agreement, Mr. Aviles will be entitled to receive the severance payments from the Company over an 18 month period following the effective date of his termination as described above.

On October 7, 2004 the Company elected A. Laurence Jones to replace Mr. Aviles as President and Chief Executive Officer of the Company. On December 15, and effective as of October 7, 2004, the Company entered a written employment agreement (the “Employment Agreement”) with Mr. Jones. The Employment Agreement provides for a signing bonus in the amount of

$150,000, an initial base salary of $375,000 (subject to increases as determined by the Board of Directors), and eligibility to receive an annual bonus of 100% of his base salary (which such annual bonus may exceed 100% of his base salary if the Company exceeds certain revenue and other financial targets in the Company’s budget for the applicable fiscal year).. Mr. Jones will be entitled to a minimum annual bonus of 50% of base salary for the fiscal year ended September 30, 2005, provided Mr. Jones continues to be employed by the Company as of the end of such fiscal year.

Concurrently with the execution of the Employment Agreement, Holdings entered into a stock option agreement (the “Option Agreement”) with Mr. Jones pursuant to which Holdings granted to Mr. Jones options exercisable for an aggregate of 3,000,000 shares of Holdings’ Common Stock at an exercise price of $2.25 per share (the “Stock Options”). The Stock Options (i) vest in four (4) equal installments over four (4) years from October 7, 2004, (ii) become fully vested upon the occurrence of a change of control of the Company and (iii) provide that upon Mr. Jones’ voluntary termination of his employment or upon termination of his employment by the Company, Mr. Jones shall have 360 days following the date of such termination to exercise any vested but unexercised options. In addition, if Mr. Jones’ employment is terminated without Cause (as defined in his Employment Agreement) or if he resigns for Good Reason (as defined in his Employment Agreement), Mr. Jones will receive accelerated vesting of Stock Options covering the lesser of (i) 1,125,000 shares or (ii) all remaining unvested Stock Options. All other unvested Stock Options will be cancelled.

Key Components of Results of Operations

Revenues. The Company derives revenues primarily from two sources: systems revenues and services revenues. Systems revenues include the sale of software applications, implementation, training and third-party computer hardware equipment and associated peripherals. Systems revenues are generally non-recurring in nature. Services revenues generally consist of revenues associated with the software and hardware support and maintenance of the Company’s systems, as well as revenues from the sale of information databases, data warehouses, system connectivity services and business product sales. Services revenues are generally recurring in nature.

Cost of Revenues. Cost of systems revenues primarily include computer hardware and peripherals purchased from third parties, the labor and overhead associated with integrating, shipping, installing and training customers on the Company’s systems and the amortization of capitalized software costs. Cost of services revenues primarily include personnel costs associated with the software and hardware support and maintenance of the Company’s systems, personnel costs associated with data entry into the Company’s information databases, bad debt expense, the amortization of capitalized databases and telecommunications and facility costs.

Sales and Marketing Expense. Sales and marketing expense primarily consists of personnel costs associated with sales and marketing efforts, commissions and bad debt expense related to the Company’s accounts receivable. A portion of depreciation, amortization, telecommunications and facility costs are allocated to sales and marketing expense based on estimated usage. Sales and marketing expense also includes the lease loss provision related to the Company’s remaining historical lease portfolio. See Note 4 of “Notes to the Consolidated Financial Statements”.

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

Other Income (Expense). Other income (expense) includes income from partnerships, which are being accounted for under the equity method, and earnings from investments of the Company’s 401(e) deferred compensation plan.

Historical Results of Operations

Year Ended September 30, 2004 Compared to Year Ended September 30, 2003

Revenues. The following table sets forth, for the periods indicated, the Company’s systems revenues, services revenues and total revenues and the variance thereof.

	Year Ended September 30,
	2004	2003	Variance $	Variance %
		(in thousands)
Systems Revenues:
Industry Solutions Group	$65,007	$48,466	$16,541	34.1%
Automotive Group	16,085	18,969	(2,884)	(15.2)%

Total Systems Revenues	$81,092	$67,435	$13,657	20.2%
Services Revenues:
Industry Solutions Group	$55,454	$56,980	$(1,526)	(2.7)%
Automotive Group	89,260	97,131	(7,871)	(8.1)%

Total Services Revenue	$144,714	$154,111	$(9,397)	(6.1)%
Total Revenues:
Industry Solutions Group	$120,461	$105,446	$15,015	14.2%
Automotive Group	105,345	116,100	(10,755)	(9.3)%

Total Revenues	$225,806	$221,546	$4,260	1.9%

Total Revenues. Total revenues for the year ended September 30, 2004 increased by approximately $4.3 million, or 1.9%, compared to the year ended September 30, 2003. The $13.7 million increase in total systems revenues for the year ended September 30, 2004 was partially offset by a decline in total services revenues and the impact of the sale of the Company’s Automotive Recycling Division, which was sold on October 1, 2003.

Excluding the fiscal year 2003 revenues of the Automotive Recycling Division, total revenues increased by $12.5 million, or 5.8%, from $213.3 million to $225.8 million for the year ended September 30, 2003 and 2004, respectively.

Systems Revenues. Factors affecting systems revenues for the year ended September 30, 2004 include:

•	The increase in systems revenues for the Industry Solutions Group is principally due to an increase in add-on sales to existing customers and additional sales to new customers primarily in the retail hardware and lumber and building materials markets, and to new customers in the wholesale trade segment.

•	The decrease in systems revenues for the Automotive Group is primarily due to the sale of the Automotive Recycling Division and higher warehouse system sales in fiscal year 2003 due to a promotional program of ADIS disaster recovery systems. Excluding the fiscal year 2003 revenues of the Automotive Recycling Division, which was sold on October 1, 2003, systems revenues for the Automotive Group decreased by $1.8 million, or 10.1%, from $17.9 million to $16.1 million for the year ended September 30, 2003 and 2004, respectively.

Services Revenues. Factors affecting services revenues for the year ended September 30, 2004 include:

•	The decline in services revenues for the Industry Solutions Group was primarily due to a reduction in information database sales to manufacturers as a result of the decision by two large mass merchandisers to no longer provide point-of-sales data to the market. The Company does not expect to recapture the source of this point-of-sale data and, therefore, does not expect to recover this lost revenue. The reduction in information database sales to manufacturers was partially offset by an increase in software and hardware support and maintenance revenue from new and existing customers.

•	The decline in services revenues for the Automotive Group was largely due to the sale of the Automotive Recycling Division. The Automotive Recycling Division accounted for $7.0 million of the Automotive Group’s services revenues for the year ended September 30, 2003. The Automotive Group also continued to experience a decline in services revenues associated with customer attrition from its older store and professional installer systems. The Company expects that revenues from these older systems will continue to decline. Excluding the fiscal year 2003 revenues of the

Automotive Recycling Division, services revenues of the Automotive Group decreased by $0.8 million, or 0.9%, from $90.1 million to $89.3 million for the year ended September 30, 2003 and 2004, respectively.

Cost of Revenues. The following table sets forth, for the periods indicated, the Company’s cost of revenues and the variance thereof.

	Year Ended September 30,
	2004	2003	Variance $	Variance %
	(in thousands)
Cost of Systems Revenues:
Industry Solutions Group	$36,868	$24,915	$11,953	48.0%
Automotive Group	12,985	15,256	(2,271)	(14.9)%

Total Cost of Systems Revenues	$49,853	$40,171	$9,682	24.1%
Cost of Services Revenues:
Industry Solutions Group	$23,966	$31,516	$(7,550)	(23.9)%
Automotive Group	35,954	40,090	(4,136)	(10.3)%

Total Cost of Services Revenues	$59,920	$71,606	$(11,686)	(16.3)%
Total Cost of Revenues:
Industry Solutions Group	$60,834	$56,431	$4,403	7.8%
Automotive Group	48,939	55,346	(6,407)	(11.6)%

Total Cost of Revenues	$109,773	$111,777	$(2,004)	(1.8)%

The following table sets forth, for the periods indicated, the cost of revenues as a percentage of revenues.

	Year
	Ended
	September 30,
	2004	2003
Systems:
Industry Solutions Group	56.7%	51.4%
Automotive Group	80.7%	80.4%

Total Cost of Systems Revenues as a Percentage of Total Systems Revenues	61.5%	59.6%
Services:
Industry Solutions Group	43.2%	55.3%
Automotive Group	40.3%	41.3%

Total Cost of Services Revenues as a Percentage of Total Services Revenues	41.4%	46.5%
Total Cost of Revenues:
Industry Solutions Group	50.5%	53.5%
Automotive Group	46.5%	47.7%

Total Cost of Revenues as a Percentage of Total Revenues	48.6%	50.5%

Total Cost of Revenues. Total cost of revenues for the year ended September 30, 2004, decreased by approximately $2.0 million, or 1.8%, compared to the year ended September 30, 2003.

Cost of Systems Revenues. The increase in cost of systems revenues is predominantly due to increased sales of systems during the year ended September 30, 2004. The increase in cost of systems revenues as a percentage of systems revenues is a result of higher installation costs.

•	The increase in cost of systems revenues for the Industry Solutions Group is a result of its increased sales of systems. The Industry Solutions Group’s cost of systems revenues as a percentage of systems revenues increased to 56.7% for the year ended September 30, 2004 compared to 51.4% for the year ended September 30, 2003 due to higher hardware system costs and higher installation costs associated with the higher level of systems revenue.

•	The Automotive Group experienced a slight increase in cost of systems revenues as a percentage of systems revenue from 80.4% at September 30, 2003 to 80.7% at September 30, 2004 primarily due to higher personnel related systems installation costs.

     Cost of Services Revenues. Cost of services revenues declined to 41.4% of total services revenues for the year ended September

30, 2004 compared to 46.5% for the year ended September 30, 2003 due to a decline in cost of services revenues as a percentage of services revenue in both the Industry Solutions Group and the Automotive Group. These declines for the year ended September 30, 2004, are the result of the following:

•	Cost of services revenues for the Industry Solutions Group does not include any information product database amortization compared to the previous period, which included $3.3 million of database amortization costs. The information product database was fully amortized during fiscal year 2003, due to the loss of a critical source of point-of-sale data available in the market and due to the reduced information product services revenues obtained from the database. The Industry Solutions Group also had lower information product data acquisition, personnel and processing costs.

•	Cost of services revenues for the Automotive Group declined due to lower personnel and consulting service expenses as information process improvement projects were completed during fiscal year 2003 and not repeated during fiscal year 2004. The Automotive Group also benefited from lower corporate expense allocations for the year ended September 30, 2004, due to reduced facility and telecommunications costs primarily related to the sale of the Company’s Automotive Recycling Division.

Gross Profit. The following table sets forth, for the periods indicated, the Company’s gross profit and the variance thereof.

	Year Ended September 30,
	2004	2003	Variance $	Variance %
		(in thousands)
Systems Gross Profit:
Industry Solution Group	$28,139	$23,551	$4,588	19.5%
Automotive Group	3,100	3,713	(613)	(16.5)%

Total Systems Gross Profit.	$31,239	$27,264	$3,975	14.6%
Services Gross Profit:
Industry Solutions Group	$31,488	$25,464	$6,024	23.7%
Automotive Group	53,306	57,041	(3,735)	(6.5)%

Total Services Gross Profit	$84,794	$82,505	$2,289	2.8%
Total Gross Profit:
Industry Solutions Group	$59,627	$49,015	$10,612	21.7%
Automotive Group	56,406	60,754	(4,348)	(7.2)%

Total Gross Profit	$116,033	$109,769	$6,264	5.7%

The following table sets forth, for the periods indicated, the Company’s gross profit as a percentage of revenues.

	Year Ended
	September 30,
	2004	2003
Systems:
Industry Solutions Group	43.3%	48.6%
Automotive Group	19.3%	19.6%

Total Systems Gross Profit as a Percentage of Systems Revenues	38.5%	40.4%
Services:
Industry Solutions Group	56.8%	44.7%
Automotive Group	59.7%	58.7%

Total Services Gross Profit as a Percentage of Services Revenues	58.6%	53.5%
Total Gross Profit:
Industry Solutions Group	49.5%	46.5%
Automotive Group	53.5%	52.3%

Total Gross Profit as a Percentage of Revenues	51.4%	49.5%

For the reasons described above, total gross profit increased by $6.3 million, or 5.7%, for the year ended September 30, 2004 compared to the year ended September 30, 2003.

Operating Expenses. The following table sets forth, for the periods indicated, the Company’s operating expenses and the variance thereof.

	Year Ended September 30,
	2004	2003	Variance $	Variance %
		(in thousands)
Sales and Marketing Expense	$31,882	$31,961	$(79)	(0.2)%
Product Development Expense	16,167	16,997	(830)	(4.9)%
General and Administrative Expense	27,340	27,406	(66)	(0.2)%

Total Operating Expenses	$75,389	$76,364	$(975)	(1.3)%

Operating expenses declined $1.0 million, or 1.3%, for the year ended September 30, 2004, compared to the year ended September 30, 2003. These declines are the result of the following:

•	Sales and Marketing Expense. Sales and marketing expense was approximately flat at September 30, 2004 compared to September 30, 2003. Increases in the Industry Solutions Group’s sales and marketing expenses were caused by increases in sales personnel and higher sales commissions reflecting the increased sales activity. Offsetting almost all of these increases was a reduction in Automotive Group sales personnel and lower allocations of telecommunications costs due to more favorable telecommunication contracts.

•	Product Development Expense. The decline in product development expense resulted from the Automotive Group’s sale of the Automotive Recycling Division and lower allocations of telecommunications costs due to more favorable telecommunication contracts. This decline was somewhat offset by increased product development spending by the Industry Solutions Group to support their increased level of systems revenue.

•	General and Administrative Expense. General and administrative expense for the year ended September 30, 2004 was slightly lower, decreasing 0.2% over the fiscal year ended September 30, 2003. Higher legal and professional services expenses incurred in connection with potential financing transactions were offset by reduced telecommunications costs and lower consulting expenses compared to the year ended September 30, 2003, which included the costs of implementing a new enterprise resource planning system.

Interest Expense. Interest expense for the year ended September 30, 2004 was $19.4 million, compared to $14.8 million for the year ended September 30, 2003, an increase of $4.6 million, or 31.1%. During June 2003, the Company completed a debt refinancing resulting in higher average debt balances and higher effective interest rates for the year ended September 30, 2004. See “—Liquidity and Capital Resources.”

Net Income. As a result of the above factors, the Company realized net income of $16.8 million for the year ended September 30, 2004, compared to net income of $7.8 million for the year ended September 30, 2003, an improvement of $9.0 million, or 115.4%.

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

Revenues. The following table sets forth, for the periods indicated, the Company’s systems revenues, services revenues and total revenues and the variance thereof.

	Year Ended September 30,
	2003	2002	Variance $	Variance %
		(in thousands)
Systems Revenues:
Industry Solutions Group	$48,466	$38,433	$10,033	26.1%
Automotive Group	18,969	20,763	(1,794)	(8.6)%

Total Systems Revenues	$67,435	$59,196	$8,239	13.9%
Services Revenues:
Industry Solutions Group	$56,980	$60,912	$(3,932)	(6.5)%
Automotive Group	97,131	98,597	(1,466)	(1.5)%

Total Services Revenues	$154,111	$159,509	$(5,398)	(3.4)%
Total Revenues:
Industry Solutions Group	$105,446	$99,345	$6,101	6.1%
Automotive Group	116,100	119,360	(3,260)	(2.7)%

Total Revenues	$221,546	$218,705	$2,841	1.3%

Total Revenues. Total revenues for the year ended September 30, 2003 increased by approximately $2.8 million, or 1.3%, compared to the year ended September 30, 2002. Increases in systems revenues was offset by a decline in services revenues.

Systems Revenues. Factors affecting systems revenues for the fiscal year ended September 30, 2003, were:

•	The increase in systems revenues for the Industry Solutions Group was principally due to increased sales of add-on applications to existing customers, sales to new customers in both the retail hardware and lumber and building materials markets and the completion of a custom software project for a large industry partner.

•	The decline in systems revenues for the Automotive Group was primarily due to a decrease in sales of store systems as a fiscal year 2002 special store system promotion was not repeated in fiscal year 2003.

Services Revenues. Factors affecting services revenues for the fiscal year ended September 30, 2003, were:

•	The decline in services revenues for the Industry Solutions Group was primarily due to lower information product sales to manufacturers as a result of the decision by two large mass merchandisers to cease providing point-of-sales data to the market. The Company does not expect to recapture the sources of this point-of-sale data and, therefore, does not expect to recover this lost revenue. The reduction in information database sales to manufacturers was partially offset by an increase in customer service revenue from customers.

•	The decline in services revenues for the Automotive Group was largely due to a decrease in services revenues associated with lower customer retention on the Company’s older store and professional installer systems and the loss of a major catalog customer who discontinued operations. The Company expects that revenues from these older store and professional installer systems will continue to decline.

Cost of Revenues. The following table sets forth, for the periods indicated, the Company’s cost of revenues and the variance thereof.

	Year Ended September 30,
	2003	2002	Variance $	Variance %
		(in thousands)
Cost of Systems Revenues:
Industry Solutions Group	$24,915	$22,576	$2,339	10.4%
Automotive Group	15,256	15,454	(198)	(1.3)%

Total Cost of Systems Revenues	$40,171	$38,030	$2,141	5.6%
Cost of Services Revenues:
Industry Solutions Group	$31,516	$29,260	$2,256	7.7%
Automotive Group	40,090	44,474	(4,384)	(9.9)%

Total Cost of Services Revenues	$71,606	$73,734	$(2,128)	(2.9)%
Total Cost of Revenues:
Industry Solutions Group	$56,431	$51,836	$4,595	8.9%
Automotive Group	55,346	59,928	(4,582)	(7.6)%

Total Cost of Revenues	$111,777	$111,764	$13	0.0%

The following table sets forth, for the periods indicated, the Company’s cost of revenues as a percentage of revenues.

	Fiscal Year Ended
	September 30,
	2003	2002
Systems:
Industry Solutions Group	51.4%	58.7%
Automotive Group	80.4%	74.4%

Total Cost of Systems Revenues as a Percentage of Total Systems Revenues	59.6%	64.2%
Services:
Industry Solutions Group	55.3%	48.0%
Automotive Group	41.3%	45.1%

Total Cost of Services Revenues as a Percentage of Total Services Revenues	46.5%	46.2%
Total Cost of Revenues:
Industry Solutions Group	53.5%	52.2%
Automotive Group	47.7%	50.2%

Total Cost of Revenues as a Percentage of Total Revenues	50.5%	51.1%

Total Cost of Revenues. Total cost of revenues for the year ended September 30, 2003 remained flat compared to the year ended September 30, 2002. During the year ended September 30, 2003, higher systems cost of revenues were offset by decreased services cost of revenues causing total cost of revenues to remain constant.

Cost of Systems Revenues. Factors affecting cost of systems revenues for the year ended September 30, 2003 include:

•	The increase in cost of systems revenues for the Industry Solutions Group is predominantly due to increased sales of systems recorded during the year ended September 30, 2003. The decline in cost of systems revenues as a percentage of systems revenues for the year ended September 30, 2003, was due to a more favorable price and volume mix of larger systems sold in addition to lower hardware material costs.

•	The increase in the cost of systems revenues as a percentage of systems revenues for the Automotive Group was as a result of higher telecommunications and facility allocations and higher software amortization.

Cost of Services Revenues. Factors affecting cost of services revenues for the year ended September 30, 2003 include:

•	Cost of services revenues for the Industry Solutions Group includes an increase in information product database amortization of $2.1 million compared to the year ended September 30, 2002. The information product database was fully amortized during the year ended September 30, 2003, due to the decision by two large mass merchandisers to cease providing point-of-sale data to the market and due to the projected reduced information product revenues to be obtained from the database.

•	Cost of services revenues for the Automotive Group were reduced as a result of a decision to rationalize its customer support service offerings, especially those related to its older products. The Automotive Group reduced personnel costs associated with software and hardware support on its older store and professional installer products. Additionally, improved receivable collections of services billings caused bad debt expense to decrease from the prior year and further reduce cost of services revenues. All of these cost reductions improved the cost of services revenues as a percentage of services revenues for the Automotive Group by 3.8% to 41.3% for the year ended September 30, 2003, compared to 45.1% for the year ended September 30, 2002.

Gross Profit. The following table sets forth, for the periods indicated, the Company’s gross profit and the variance thereof.

	Year Ended September 30,
	2003	2002	Variance $	Variance %
		(in thousands)
Systems Gross Profit:
Industry Solutions Group	$23,551	$15,857	$7,694	48.5%
Automotive Group	3,713	5,309	(1,596)	(30.1)%

Total Systems Gross Profit	$27,264	$21,166	$6,098	28.8%
Services Gross Profit:
Industry Solutions Group	$25,464	$31,652	$(6,188)	(19.6)%
Automotive Group	57,041	54,123	2,918	5.4%

Total Services Gross Profit	$82,505	$85,775	$(3,270)	(3.8)%
Total Gross Profit:
Industry Solutions Group	$49,015	$47,509	$1,506	3.2%
Automotive Group	60,754	59,432	1,322	2.2%

Total Gross Profit	$109,769	$106,941	$2,828	2.6%

The following table sets forth, for the periods indicated, the Company’s gross profit as a percentage of revenues.

	2003	2002
Gross Systems Profit as a Percentage of Revenues
Systems:
Industry Solutions Group	48.6%	41.3%
Automotive Group	19.6%	25.6%

Total Systems Gross Profit as a Percentage of Systems Revenues	40.4%	35.8%
Services:
Industry Solutions Group	44.7%	52.0%
Automotive Group	58.7%	54.9%

Total Services Gross Profit as a Percentage of Services Revenues	53.5%	53.8%
Total Gross Profit:
Industry Solutions Group	46.5%	47.8%
Automotive Group	52.3%	49.8%

Total Gross Profit as a Percentage of Total Revenues	49.5%	48.9%

As a result of the factors described above, gross profit increased by $2.8 million for the year ended September 30, 2003, or 2.6%, compared to the year ended September 30, 2002.

Operating Expenses. The following table sets forth, for the periods indicated, the Company’s operating expenses and variance thereof.

	Year Ended September 30,
	2003	2002	Variance $	Variance %
		(in thousands)
Sales and Marketing Expense	$31,961	$33,909	$(1,948)	(5.7)%
Product Development Expense	16,997	17,435	(438)	(2.5)%
General and Administrative Expense	27,406	26,420	986	3.7%

Total Operating Expenses	$76,364	$77,764	$(1,400)	(1.8)%

During the year ended September 30, 2003, operating expenses declined by $1.4 million, or 1.8%, compared to the year ended September 30, 2002. Factors affecting operating expenses for the year ended September 30, 2003 include:

•	Sales and Marketing Expense. Reduced sales and marketing expense is a result of the Company’s decision in the fiscal year ended September 30, 2001 to outsource its future leasing activity to a third party and the subsequent improvement in the performance of its legacy lease portfolio and corresponding reduction in the lease loss provision since that time. The Industry Solutions Group experienced higher sales personnel costs, primarily commissions, related to an increase in systems revenues.

•	Product Development Expense. Product development expense declined due to reduced development costs and personnel in the Automotive Group as the Company stopped actively developing and selling some of its older systems and shifted resources from older products into newer products.

•	General and Administrative Expense. General and administrative expense was higher primarily due to consulting costs associated with implementing a new enterprise resource planning system in the year ended September 30, 2003 and consulting and marketing costs related to a corporate name change.

Interest Expense. Interest expense for the year ended September 30, 2003 was $14.8 million, compared to $14.1 million for the year ended September 30, 2002, an increase of $0.7 million, or 5.0%. In June 2003, the Company completed a debt refinancing resulting in higher average debt balances and higher effective interest rates for the year ended September 30, 2003, which caused higher interest expense. See “—Liquidity and Capital Resources.”

Expenses Related to Debt Refinancing. The Company incurred $6.3 million of expenses related to the June 2003 debt refinancing, including the write-off of $4.1 million of previously deferred debt issuance costs.

Net Income. As a result of the above factors, the Company realized net income of $7.8 million for the year ended September 30, 2003, compared to net income of $9.4 million for the year ended September 30, 2002, a decrease of $1.6 million, or 17.0%.

Liquidity and Capital Resources

As of September 30, 2004, the Company had $155.7 million in outstanding indebtedness comprised of $155.3 million of 10 1/2% senior notes due 2011, net of a $1.7 million discount, and $0.4 million of debt related to lease financing that matures in varying amounts over the next two years. The Company’s existing revolving credit facility provides for borrowings of up to $15.0 million, a portion of which is available in the form of letters of credit. As of September 30, 2004, the Company had no borrowings under its existing revolving credit facility; however, it had $0.5 million of letters of credit outstanding.

The Company’s principal liquidity requirements are for debt service, capital expenditures and working capital.

The Company’s ability to service its indebtedness will depend on its ability to generate cash in the future. The Company’s net cash provided by operating activities was $42.3 million, $26.7 million and $47.4 million for the years ended September 30, 2004, 2003 and 2002, respectively. The increase in cash flow provided by operating activities for the year ended September 30, 2004 compared to the year ended September 30, 2003 was primarily due to strong operating results and reductions in working capital. The decrease in cash flow provided by operating activities from 2002 to 2003 was primarily due to increased tax payments in 2003 due to the Company’s completed utilization of its net operating loss carry-forwards, increased accounts receivable predominantly due to systems revenues becoming a higher percentage of total revenues in 2003, and a negative accounts receivable impact from the enterprise resource planning implementation in the fourth quarter of 2003 which was offset by improved operating performance.

Net cash used in investing activities was $2.6 million, $14.6 million and $12.1 million for the years ended September 30, 2004, 2003 and 2002, respectively. The decrease in cash used in investing activities from the year ended September 30, 2003 to the year ended September 30, 2004 was primarily due to the $7.2 million received from the sale of the Company’s Automotive Recycling Division on October 1, 2003 and the sale of certain lease receivables. The increase in cash used in investing activities from 2002 to 2003 related principally to the Company’s acquisition of the stock of Internet Autoparts, Inc. from the Company’s existing majority stockholder at their cost of $1.8 million.

Net cash used in financing activities was $17.8 million, $2.2 million and $38.8 million for the years ended September 30, 2004,

2003 and 2002, respectively. The increase in cash used in financing activities from the year ended September 30, 2003 to the year ended September 30, 2004 was primarily due to the May 2004 repurchase of the remaining $17.5 million of 9% senior subordinated notes. The decrease in cash used in financing activities from 2002 to 2003 was primarily due to the Company’s June 2003 offering of $157.0 million of 10 1/2% senior notes due 2011, the proceeds of which were primarily used to repurchase $82.5 million of 9% senior subordinated notes due 2008, repay its $33.0 million term loan facility and dividend $30.0 million to Holding.

In 1998, the Company issued $100.0 million aggregate principal amount of 9% senior subordinated notes due 2008. On June 27, 2003, the Company consummated a tender offer for $82.5 million of the senior subordinated notes due 2008. On May 4, 2004, the Company redeemed the remaining $17.5 million of senior subordinated notes due 2008. In 2003, the Company issued $157.0 million aggregate principal amount of 10 1/2% senior notes due 2011.

The Company’s capital expenditures were $10.1 million, $12.5 million and $13.2 million for the years ended September 30, 2004, 2003 and 2002, respectively. These figures included capitalized computer software and database costs of $5.5 million, $7.1 million and $7.1 million for the years ended September 30, 2004, 2003 and 2002, respectively.

The Company’s short-term and long-term liquidity needs will arise primarily from (i) interest payments related to its existing revolving credit facility and its notes; (ii) capital expenditures, and (iii) working capital requirements as may be needed to support the growth of the Company’s business. The Company expects to fund its liquidity needs primarily with cash generated from operations.

The Company believes that its net cash provided by operating activities and borrowing capacity will be sufficient to enable it to fund its liquidity needs for the foreseeable future. The Company’s ability to meet its capital expenditures, debt service and working capital requirements, however, is subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control. If the Company is not able to meet such requirements, the Company may be required to seek additional financing. There can be no assurance that the Company will be able to obtain financing from other sources on terms acceptable to it, if at all.

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s contractual obligations and payments at September 30, 2004:

	Payment Due or Expiration by Fiscal Year
	Total	2005	2006-7	2008-9	2010+
		(in thousands)
Debt:
10 1/2% senior notes	$155,272	$—	$—	$—	$155,272
Other(1)	442	276	166	—	—

Total debt	155,714	276	166	—	155,272
Other lease financing obligations(1)	1,366	1,036	330	—	—
Operating leases(2)	22,317	5,759	6,551	4,485	5,522

Total	$179,397	$7,071	$7,047	$4,485	$160,794

(1)	These obligations will be funded by amounts received from lessees party to these lease agreements. Furthermore, the recourse obligation is limited to a percentage of the aggregate initial financing proceeds. See the discussion in Note 4 – Lease Receivables in the notes to the financial statements.

(2)	See discussion in Note 11—Commitments and Contingencies in the notes to the financial statements included herein.

The Company’s current sources of short-term funding are its operating cash flows and its existing revolving credit facility. The existing revolving credit facility contains customary terms and conditions, including minimum levels of debt and interest coverage and limitations on leverage. As of September 30, 2004, the Company was in compliance with all of the terms and conditions of its existing revolving credit facility.

The following table summarizes the Company’s commercial commitments at September 30, 2004:

	Expiration by Fiscal Year
	Total	2005	2006-7	2008-9	2010+
	(in thousands)
CCI/Triad Financial Holding Corporation notes payable(1)	$979	$979	$—	$—	$—
Standby letters of credit(2)	465	465
Guarantees(3)	14	14	—	—	—

Total	$1,458	$1,458	$—	$—	$—

(1)	These obligations are reflected on the financial statements of CCI/Triad Financial Holding Corporation, (“Financial Holding”), one of the Company’s indirect subsidiaries, as discussed in “— Off-Balance Sheet Arrangements” below. These obligations will be funded by amounts received from lessees to these lease agreements. Furthermore, the Company’s recourse obligation is limited to a percentage of the aggregate initial financing proceeds. See discussion in Note 4—Lease Receivables in the notes to the financial statements.

(2)	There is one standby letter of credit which secures certain demand deposit accounts belonging to the Company’s European subsidiaries.

(3)	The guarantees relate to automobiles leased for general corporate purposes by the Company’s European subsidiaries.

Income from Partnership Investments

The Company owns an approximate 20% general partnership interest in four separate partnerships, each with certain customers. The Company provides management information systems and services to these partnerships. During 2002, 2003, and 2004, the Company recorded services revenues from these partnerships of $4.0 million, $3.9 million and $3.9 million, respectively. During 2002, 2003, and 2004, the Company recorded equity income from these partnerships of $302,000, $271,000 and $245,000, respectively.

Off-Balance Sheet Arrangements

The Company’s wholly owned subsidiary, Financial Holding, maintains lease receivables sold via short-term lending arrangements along with its corresponding notes payable. Due to the bankruptcy remote nature of Financial Holding, it is excluded from the Company’s consolidated financial statements.

Prior to March 2001, the Company sold lease receivables via short-term lending agreements with banks and other financial institutions. At the time of sale, the Company recorded the newly-created servicing liabilities (lease servicing obligation and recourse obligation) at their estimated fair value and Financial Holding recorded the lease receivables from the lessees and the corresponding notes payable to the lenders. On September 30, 2004, Financial Holding held $1.2 million in leases and $1.0 million in related notes payable.

The short-term lease financing agreements contain restrictive covenants which allow the Company to sell new leases and service existing leases only while in compliance with those covenants. In the event of non-compliance, the banks and lending institutions could assume administrative control (servicing) of the lease portfolio and could prohibit further sales under the short-term lease financing arrangements. As of September 30, 2004, the Company was in compliance with the covenants.

Subsequent to March 2001, Financial Holding has not entered into any new lending arrangements. Furthermore, the Company does not anticipate that Financial Holding will enter any new lending arrangements. The remaining lease assets and associated notes payable amortize through December 2005.

Summarized financial information of Financial Holding for the fiscal years ended September 30, 2002, 2003, and 2004 is as follows:

	Fiscal Year Ended September 30,
	2002	2003	2004
		(in thousands)
Lease revenue	$2,329	$1,103	$326
Interest expense	2,350	1,066	355

Net income (loss)	$(21)	$37	$(29)

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those discussed below. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Software and Database Development Costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, costs incurred internally in creating computer software products are expensed until technological feasibility has been established, which is typically evidenced by a completed program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Costs incurred related to the accumulation of data for the development of databases are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized using the straight-line method over the estimated economic life of the product not to exceed five years. The Company is required to use its professional judgment in determining whether software development costs meet the criteria for immediate expense or capitalization using the criteria described above and evaluate software and database development costs for impairment at each balance sheet date by comparing the unamortized capitalized costs to the net realizable value. The amount by which unamortized capitalized costs exceed the net realizable value of the asset is written off and recorded in results of operations during the period of such impairment. The net realizable value is the estimated future gross revenue from that product reduced by the estimated future costs of completing, maintaining and disposing of the product.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended, and Statement of Position 97-2, Software Revenue Recognition. The Company derives revenue from software license fees and the sale of computer hardware, maintenance and services. The Company generally utilizes written contracts as the means to establish the terms and conditions by which its licenses, products, maintenance and services are sold to its customers. Revenue from software license fees and from the sale of hardware products is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations remain, the fee is fixed and determinable and collection is probable.

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

These policies require the Company’s management, at the time of the transaction, to assess whether the amounts due are fixed and determinable, collection is reasonably assured and future performance obligations exist. These assessments are based on the terms of the agreement with the customer, past history and the customer’s credit worthiness. If management determines that collection is not reasonably assured or future performance obligations exist, revenue recognition is deferred until these conditions are satisfied.

Allowance for Doubtful Accounts

In accordance with SFAS No. 5, Accounting for Contingencies, the Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers was to deteriorate due to industry factors, general economic factors or otherwise, resulting in an impairment of their ability to make payments, additional allowances may be required.

Allowance for Lease Losses

In accordance with SFAS No. 5, Accounting for Contingencies, the allowance for lease losses provides coverage for probable and estimable losses in the Company’s lease portfolios. The allowance recorded is based on a review of all leases outstanding and transactions in process. The determination of the appropriate amount of any provision is based on management’s judgment at that time and takes into consideration all known relevant internal and external factors that may affect the lease portfolio, including levels of non-performing leases, lessees’ financial condition, leased values as well as general economic conditions and credit quality indicators. The Company’s allowance includes an estimate of reserves needed to cover specifically identified lease losses and certain unidentified but inherent risks in the portfolio. If the financial condition of the Company’s leasing customers were to deteriorate due to industry factors, general economic factors or otherwise, resulting in an impairment of their ability to make payments, additional allowances may be required.

Valuation of Goodwill and Other Intangibles

The Company accounts for intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of these intangible assets requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. The Company assesses potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The Company’s judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of the acquired businesses, market conditions and other factors. Future events could cause the Company to conclude that impairment indicators exist and that goodwill associated with the acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on the Company’s results of operations.

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires variable interest entities, or VIEs, be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. FIN 46 also requires disclosures about VIE that a company is not required to consolidate but in which it has a significant variable interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN 46 and issued Interpretation No. 46R, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51, or FIN 46R. The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN 46R is required in financial statements of public entities that have interests in VIE or potential VIE commonly referred to as special-purpose entities for periods ending after December 15, 2003. There was no material impact from the application of FIN 46R on the Company’s financial position or results of operations.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At September 30, 2004, the Company had outstanding $157.0 million, excluding a discount of $1.7 million, of 10 1/2% senior notes due 2011 and no borrowings under its existing revolving credit facility. The senior notes due 2011 bear interest at a fixed rate of 10.5%. The Company’s existing revolving credit facility bears interest at floating rates. However, at September 30, 2004, the Company had no borrowings under its revolving credit facility.

Foreign Currency Risk

The majority of the Company’s operations are based in the United States and, accordingly, the majority of the Company’s transactions are denominated in United States dollars; however, the Company does have foreign based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, the Company has operations in Canada, the United Kingdom, Ireland and France and conducts transactions in the local currency of each location.

The Company monitors its foreign currency exposure and, from time to time, will attempt to reduce its exposure through hedging. At September 30, 2004, the Company had no foreign currency contracts outstanding.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

Activant Solutions Inc.
Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Activant Solutions Inc.

We have audited the accompanying consolidated balance sheets of Activant Solutions Inc. as of September 30, 2003 and 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity (deficit), and cash flows for each of the three years in the period ended September 30, 2004. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Activant Solutions Inc. at September 30, 2003 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Austin, Texas
December 13, 2004

ACTIVANT SOLUTIONS INC.

Consolidated Balance Sheets

(In thousands, except share data)

	September 30,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$10,215	$32,065
Trade accounts receivable, net of allowance for doubtful accounts of $7,748 and $5,639	40,152	33,516
Inventories, net	3,546	2,668
Investment in leases, net	2,115	430
Deferred income taxes	10,527	430
Prepaid income taxes	3,587	5,338
Prepaid expenses and other current assets	2,485	2,758

Total current assets	72,627	77,205
Service parts, net	1,520	1,308
Property and equipment, net	5,748	4,945
Long-term investment in leases	1,854	87
Capitalized computer software costs, net	7,711	5,482
Databases, net	7,672	5,290
Goodwill	87,159	79,541
Other assets	17,994	15,047

Total assets	$202,285	$188,905

Liabilities and stockholder’s equity (deficit)
Current liabilities:
Accounts payable	$9,679	$9,026
Payroll related accruals	14,860	14,175
Deferred revenue	15,870	15,418
Current portion of long-term debt	310	276
Accrued expenses and other current liabilities	10,694	9,761

Total current liabilities	51,413	48,656
Long-term debt, net of discount	172,990	155,438
Deferred tax liabilities and other liabilities	14,544	4,831

Total liabilities	238,947	208,925
Stockholder’s equity (deficit):
Common Stock:
Par value $0.01; authorized, issued and outstanding 1,000 at September 30, 2003 and 2004	–	–
Additional paid-in capital	83,155	83,155
Retained deficit	(119,421)	(102,654)
Other accumulated comprehensive income (loss):
Cumulative translation adjustment	(396)	(521)

Total stockholder’s equity (deficit)	(36,662)	(20,020)

Total liabilities and stockholder’s equity	$202,285	$188,905

See accompanying notes.

ACTIVANT SOLUTIONS INC.

Consolidated Statements of Operations and Comprehensive Income

(In thousands)

	Year Ended September 30,
	2002	2003	2004
Revenues:
Systems	$59,196	$67,435	$81,092
Services	159,509	154,111	144,714

Total revenues	218,705	221,546	225,806
Cost of revenues:
Systems	38,030	40,171	49,853
Services	73,734	71,606	59,920

Total cost of revenues	111,764	111,777	109,773

Gross profit	106,941	109,769	116,033
Operating expenses:
Sales and marketing	33,909	31,961	31,882
Product development	17,435	16,997	16,167
General and administrative	26,420	27,406	27,340
Total operating expenses	77,764	76,364	75,389
Operating income	29,177	33,405	40,644
Interest expense	(14,054)	(14,782)	(19,367)
Expenses related to debt refinancing	–	(6,313)	(524)
Foreign exchange loss	(120)	(36)	(156)
Equity loss in affiliate	(552)	(611)	–
Gain on sale of assets	211	–	6,270
Other income, net	581	503	461

Income before income taxes	15,243	12,166	27,328
Income tax expense	5,875	4,351	10,561

Net income	$9,368	$7,815	$16,767

Comprehensive income:
Net income	$9,368	$7,815	$16,767
Foreign currency translation adjustments	491	376	(125)

Comprehensive income	$9,859	$8,191	$16,642

See accompanying notes.

ACTIVANT SOLUTIONS INC.

Consolidated Statements of Stockholder’s Equity (Deficit)

(In thousands)

	Common Stock		Additional		Other Accumulated	Total
			Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance, September 30, 2001	1,000	$–	$113,155	$(136,604)	$(1,263)	$(24,712)
Foreign currency translation adjustments	–	–	–	–	491	491
Net income	–	–	–	9,368	–	9,368

Balance, September 30, 2002	1,000	–	113,155	(127,236)	(772)	(14,853)
Foreign currency translation adjustments	–	–	–	–	376	376
Net income				7,815		7,815
Dividend to parent	–	–	(30,000)	—	–	(30,000)

Balance, September 30, 2003	1,000	–	83,155	(119,421)	(396)	(36,662)
Foreign currency translation adjustments	–	–	–	–	(125)	(125)
Net income	–	–	–	16,767	–	16,767

Balance, September 30, 2004	1,000	$–	$83,155	$(102,654)	$(521)	$(20,020)

See accompanying notes.

ACTIVANT SOLUTIONS INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended September 30,
	2002	2003	2004
Operating activities
Net income	$9,368	$7,815	$16,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,852	6,804	5,415
Amortization	12,477	15,964	11,169
Deferred income taxes	550	(1,261)	10,778
Equity loss from affiliate	552	611	—
Equity income from partnerships	(215)	(154)	(245)
Write-off of prior debt issuance costs	–	4,063	438
Lease loss provision	2,635	(1,520)	(1,491)
Provision for doubtful accounts	8,643	8,057	3,019
Gain on sale of assets	(211)	–	(6,270)
Other, net	474	372	139
Changes in assets and liabilities:
Trade accounts receivable	(1,977)	(19,196)	2,303
Inventories	11	(491)	878
Investment in leases	2,433	4,839	4,943
Prepaid expenses and other assets	3,416	(1,270)	(892)
Accounts payable	(1,363)	1,584	(653)
Deferred revenue	376	3,341	175
Accrued expenses and other liabilities	3,386	(2,889)	(4,129)

Net cash provided by operating activities	47,407	26,669	42,344
Investing activities
Purchase of property and equipment	(4,293)	(3,733)	(3,078)
Property and equipment sale proceeds	874	–	7,212
Capitalized computer software costs and databases	(7,098)	(7,052)	(5,499)
Purchase of service parts	(1,770)	(1,740)	(1,480)
Equity distributions from partnerships	142	82	196
Acquisition of other assets	–	(2,203)	—

Net cash used in investing activities	(12,145)	(14,646)	(2,649)
Financing activities
Proceeds from debt facility	3,000	1,210	—
Proceeds from long-term debt	–	154,946	—
Debt issuance cost	–	(7,509)	—
Payment on debt facility	–	(38,302)	—
Payment on long-term debt facility	(41,761)	(82,551)	(17,845)
Dividend to parent	–	(30,000)	—

Net cash used in financing activities	(38,761)	(2,206)	(17,845)
Change in cash and cash equivalents	(3,499)	9,817	21,850
Cash and cash equivalents, beginning of period	3,897	398	10,215

Cash and cash equivalents, end of period	$398	$10,215	$32,065

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,907	$12,581	$17,267
Income taxes	$1,885	$13,373	$1,556

See accompanying notes.

ACTIVANT SOLUTIONS INC.

Notes to Consolidated Financial Statements
September 30, 2004

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

The Company is a wholly owned subsidiary of Activant Solutions Holdings Inc. (“Holding”). Holding has no assets or liabilities other than (1) its investment in the Company and (2) its Redeemable Class A Common Stock, the net proceeds of which were contributed in full to the Company.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in joint ventures and other subsidiaries in which the Company has between a 20 percent and 50 percent equity ownership are reflected using the equity method. All intercompany accounts and transactions have been eliminated.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Inventories

Inventories primarily consist of purchased parts and finished goods. Inventories are stated at the lower of cost or market, using the average cost method, and include amounts that ultimately may be transferred to equipment or service parts. Inventories are recorded net of valuation reserves of $0.9 million and $0.7 million at September 30, 2003 and September 30, 2004, respectively.

Service Parts

Service parts used for servicing installed equipment are stated at cost and are depreciated over a period not exceeding two years using the straight-line method. Accumulated depreciation was $11.3 million and $10.1 million at September 30, 2003 and 2004, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets (two to ten years). Leasehold improvements are amortized using the straight-line method over the life of the lease or the estimated useful life, whichever is shorter.

Leases

At the inception of a lease, the gross lease receivable, the estimated residual value of the leased equipment and the unearned lease income are recorded. The unearned lease income represents the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment leased. Certain initial direct costs incurred in consummating the leases, included in the investment in leases, are amortized over the life of the lease. Lease receivables sold pursuant to agreements with banks or lending institutions prior to March 31, 2001 that met the sales criteria of Statement of Financial Accounting Standards (“SFAS”) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities were removed from the balance sheet and the gains were reflected in operations. In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of

Financial Assets and Extinguishments of Liabilities, which replaced SFAS No. 125 and was effective for transactions after March 31, 2001. Leases refinanced after this date and the related debt are reflected on the balance sheet.

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

Deferred Financing Costs

Financing costs are deferred and amortized to interest expense using the straight-line method over the terms of the related debt. Amortization of such costs for the years ended September 30, 2002, 2003, and 2004 totaled approximately $1.0 million, $1.3 million, and $1.3 million, respectively. Amortization costs for the year ended September 30, 2004 include the write-off of the remaining $0.5 million deferred financing costs related to the redemption of the remaining $17.5 million of 9% senior subordinated notes.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of assets acquired. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. No impairment of goodwill has been identified during any of the periods presented.

Trademarks and tradenames, which are included in other assets, are amortized using the straight-line method over 15 years. Amortization of other intangibles is included in general and administrative expense. Amortization of such costs for the years ended September 30, 2002, 2003, and 2004 totaled approximately $0.9 million, $0.9 million and $0.8 million, respectively.

Long-Lived Assets

The Company periodically reviews the carrying amounts of property and equipment and identifiable intangible assets to determine whether current events or circumstances, as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, warrant adjustments to such carrying amounts by considering, among other things, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows. At this time, future cash inflows exceed the carrying value of the asset; thus, no impairment loss has been recognized.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

Product Development Costs

The Company accounts for development costs related to products to be sold in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is achieved when the detailed program design is complete. For the years ended September 30, 2002, 2003 and 2004, the Company capitalized $7.1 million, $7.1 million and $5.5 million, respectively of software and database development costs. Amortization of capitalized software and database development costs was $10.0 million, $14.4 million and $10.1 million for the years ended September 30, 2002, 2003 and 2004, respectively.

Advertising Costs

The Company expenses all advertising costs as incurred and the amounts were not material for all periods presented.

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

There are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves when, despite its belief that its tax return positions are fully supportable, it believes that certain positions are likely to be challenged and may not be sustained on review by tax authorities. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit. The provision of income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities. Lease receivables are stated at the present value using the internal rate of return which approximates fair value.

The Company’s long-term debt consists of obligations with both variable and fixed interest rates. The carrying value of debt obligations with variable interest rates is considered to approximate fair value. The estimated fair value of debt obligations with fixed interest rates is based on the quoted market prices for such debt obligations. The estimated fair value of total long-term debt at September 30, 2004 with a carrying value of $155.3 million, net of discount, is $160.1 million.

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

No customer accounted for more than 10% of the Company’s revenues during the years ended September 30, 2002, 2003 and 2004.

Pursuant to agreements with banks and lending institutions for the sale of lease receivables, the Company is contingently liable for losses in the event of lessee nonpayment up to stated recourse limits. At September 30, 2004, the maximum stated contingent liability for leases sold was $1.5 million.

Foreign Currency

Assets and liabilities of subsidiary operations denominated in foreign currencies are translated at the year-end rates of exchange and the income statements are translated at the average rates of exchange for the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Local currencies are considered to be the functional currencies.

Employee Stock Benefit Plans

The Company uses the intrinsic value method in accounting for employee stock options. Because the exercise price of the employee stock options is greater than or equal to the market price of the underlying stock, as determined by Holding’s Board of Directors, on the date of grant, no compensation expense is recognized.

Pro forma information regarding net loss is shown below as if the Company has accounted for its employee stock options granted under the fair value method prescribed by SFAS No. 123. The fair value of these options was estimated at the date of grant using the minimum value option pricing model with the following assumptions for the year ended September 30, 2004.

	Year Ended September 30,
	2002	2003	2004
Risk-free interest rate	4%	4.27%	3.5%
Weighted-average expected life of the options	5 years	6.61 years	6.61 years
Dividend rate	0%	0%	0%
Assumed volatility	0%	0%	0%
Per annum turnover	0%	4.29%	2.07%

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands):

	Year Ended September 30,
	2002	2003	2004
Pro forma stock-based compensation expense	$353	$237	$171
Pro forma net income	$9,015	$7,578	$18,361

The weighted average fair value of options granted during the year ended September 30, 2004 was $0.46.

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires variable interest entities, or VIEs, be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. FIN 46 also requires disclosures about VIE that a company is not required to consolidate but in which it has a significant variable interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN 46 and issued Interpretation No. 46R, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51, or FIN 46R. The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN 46R is required in financial statements of public entities that have interests in VIE or potential VIE commonly referred to as special-purpose entities for periods ending after December 15, 2003. There was no material impact from the application of FIN 46R on the Company’s financial position or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.

Note 2. Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,
	2003	2004
Furniture and equipment	$31,280	$32,296
Leasehold improvements	1,665	2,442

Gross property and equipment	32,945	34,738
Less accumulated depreciation	(27,197)	(29,793)

Net property and equipment	$5,748	$4,945

Note 3. Investment in Leases

Prior to June 2001, the Company, through its wholly owned finance subsidiary and special purpose entity, originated leases of hardware and software products to customers under direct financing leases. Lease receivables are generally due in monthly installments over a period of up to five years. The remaining investment in leases is calculated as follows (in thousands):

	September 30,
	2003	2004
Total minimum lease payments receivable	$4,951	$1,493
Allowance for doubtful accounts	(900)	(339)
Initial direct costs	45	7
Estimated unguaranteed residual value	905	214

Gross investment in leases	5,001	1,375
Unearned income	(1,045)	(871)
Leases pending acceptance	13	13

Total investment in leases	3,969	517
Short-term investment in leases	(2,115)	(430)

Long-term investment in leases	$1,854	$87

A substantial portion of the lease receivables was sold prior to maturity. Accordingly, a schedule of maturities for the next five years is not indicative of future cash collections. The vast majority of the Company’s customers are in the automotive aftermarket, the hardware and lumber industries.

Note 4. Lease Receivables

Historically, the Company has sold lease receivables via short term lending agreements with banks and other financial institutions. At the time of sale, the Company records the newly created servicing liabilities (lease servicing obligation and recourse obligation) at their net present value, which is considered their estimated fair value. Gains resulting from the sale of lease receivables are reflected in finance revenue. No lease receivables were sold in 2002, 2003 or 2004. The fair value of the lease servicing liability is based upon the present value of the costs required to continue to service the leases sold for the remainder of the lease term.

The lease financing agreements contain restrictive covenants which allow the Company to sell leases only while in compliance with such covenants. In the event of noncompliance, the banks and lending institutions could assume administrative control (servicing) of the lease portfolio. During the year ended September 30, 2004, the Company was in compliance with the covenants.

Pursuant to the agreements, the Company is contingently liable for losses in the event of lessee nonpayment up to stated recourse limits and full recourse on lease receivables discounted that did not meet the bank or lending institutions’ credit guidance. At September 30, 2004, the Company had no lease receivables discounted that are subject to the full recourse provision.

At September 30, 2004, the maximum stated contingent liability for leases sold was $1.5 million. The stated contingent liability is fixed as a percentage of the original financed amount and decreases as obligations are met under the contingent liability but does not proportionally decrease as the financed amount decreases. The Company provides for the fair value of the recourse obligation based upon an analysis that considers, among other things, the remaining size of the financed leases versus the initial financing amount, the credit worthiness of the lease receivable, the recourse provision the lease receivable is subject to, and the Company’s historical experience which includes loss recoveries through resale of repossessed systems. The Company provides for the fair value of the lease servicing obligation based upon an analysis that considers, among other things: the quantity of sold leases that are being serviced, the time and cost associated with administration of leases, and the Company’s historical experience relating to the length of time leases generally are outstanding. No leases were discounted in 2002, 2003 or 2004.

Activity in the servicing and recourse obligation liability accounts (recorded in other liabilities in the Company’s balance sheet) is as follows (in thousands):

	Lease Servicing	Recourse
	Obligation	Obligation
Balance at September 30, 2002	$439	$5,489
Lease loss provision	3	(1,520)
Recoveries	–	542
Charges and write-offs	(300)	(1,341)

Balance at September 30, 2003	142	3,170
Lease loss provision	—	(1,491)
Recoveries	—	343
Charges and write-offs	(142)	(1,278)

Balance at September 30, 2004	$—	$744

The following table presents quantitative information regarding the aggregate lease portfolio, which includes delinquencies and net credit losses (in thousands):

			Principal Amount of
	Total Principal		Leases 60 Days or
	Amount of Leases		More Past Due		Average Balances		Net Credit Losses
		At September 30,				During the Year
	2003	2004	2003	2004	2003	2004	2003	2004
Total Portfolio	$12,504	$2,605	$778	$284	$21,913	$7,555	$799	$935

Less: Loans Securitized	7,553	1,891			14,702	4,722

Loans Held in Portfolio	$4,951	$714			$7,211	$2,833

Note 5. Capitalized Computer Software Costs

	Year Ended September 30,
	2003	2004
	(In thousands)
Beginning balance	$10,257	$7,711
Capitalized computer software costs	2,575	2,230
Acquisition of software	383	–
Amortization of computer software costs	(5,504)	(4,459)

Ending balance	$7,711	$5,482

Note 6. Databases

	Year Ended September 30,
	2003	2004
	(In thousands)
Beginning balance	$12,094	$7,672
Capitalized database costs	4,477	3,272
Amortization of databases	(8,899)	(5,654)

Ending balance	$7,672	$5,290

Note 7. Goodwill and Other Intangibles

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. SFAS No. 142 provides that separable intangible assets that have finite lives will continue to be amortized over their useful lives and that goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed for impairment annually, or more frequently if impairment indicators arise. The Company has identified two reporting units, the Automotive Group, and the Industry Solutions Group, for goodwill impairment testing. There was no impairment of goodwill during fiscal 2002, 2003 or 2004.

An examination on the 1997 federal income tax returns was concluded during the first quarter of fiscal 2002. As a result, certain income tax uncertainties were resolved and the Company adjusted its tax liabilities by $13.5 million in fiscal 2002. As these uncertainties related to the Triad Systems acquisition in 1997, the associated goodwill was also reduced. In 2004, the Company decreased goodwill by $7.6 million related to the resolution of additional pre-acquisition income tax uncertainties and basis adjustments related to temporary differences of acquired assets that are not expected to reverse.

The gross carrying amount related to trademarks and tradenames at September 30, 2003 and 2004 was $15.0 million while the associated accumulated amortization balance at September 30, 2003 and 2004 was $8.6 million and $9.4 million, respectively. The related amortization expense was $1.0 million, $0.9 million and $0.8 million for the years ended September 30, 2002, 2003 and 2004, respectively. Estimated amortization expense is approximately $0.8 million in each of the next five fiscal years.

Note 8. Debt

	Year Ended September 30,
	2003	2004
	(In thousands)
Senior Notes, net of discount	$155,013	$155,272
Senior Subordinated Notes	17,476	—
Revolving Credit Facility	—	—
Other	811	442

Total Debt	173,300	155,714
Current portion	(310)	(276)

Long-term debt	$172,990	$155,438

In June 2003, the Company consummated a private placement offering (the “Senior Notes Offering”) of $155.0 million, net of discount of $2.0 million, of 10.5% Senior Notes due 2011 (the “Senior Notes”) that were issued subject to an exchange and registration rights agreement. With the proceeds from the Senior Notes, the Company repurchased $82.5 million of its 9% Senior Subordinated Notes due 2008 (the “Senior Subordinated Notes”), repaid its outstanding term loan facility of $33.0 million, issued a $30.0 million dividend to its parent company and purchased for $1.8 million outstanding common stock in Internet Autoparts, Inc. that was held by the Company’s majority shareholder. On November 17, 2003, the Company exchanged all of the existing Senior Notes for identical 10.5% Senior Notes that were registered with the Securities and Exchange Commission.

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

Concurrently with the consummation of the Senior Notes Offering the Company amended and restated its credit agreement by entering into a new $15 million senior credit facility (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement includes letters of credit up to a $5.0 million maximum and matures in June 2006. In connection with the letters of credit in the Amended and Restated Credit Agreement, the Company is required to pay a letter of credit commission fee equal to 2.25% per annum on the amount of the letters of credit outstanding. Each letter of credit bears a fee equal to 2.25%. As of September 30, 2004, there were two letters of credit outstanding in the amount of $465,000.

The new senior credit facility bears interest at the Company’s option either at (i) a margin of 2.5% applied to the greater of lenders Prime Rate, the base CD rate plus 1% and the Federal Funds Rate plus 0.5% or (ii) the euro rate plus 3.5%. Lower margins may become available upon the attainment of certain financial ratios. Interest on base rate loans is payable quarterly, and interest on euro loans is payable at the end of the applicable interest period or every three months in the case of interest periods in excess of three months. A commitment fee ranging from 0.375% to 0.5% per annum is charged on unused revolving loans and is payable quarterly in arrears. The commitment fee at September 30, 2004 was 0.5%.

Substantially all of the assets of the Company and its subsidiaries are pledged as collateral on the Amended and Restated Credit Agreement. The Senior Notes are general, unsecured obligations of the Company and are guaranteed by certain subsidiaries of the Company as disclosed in Note 14.

The terms of the Amended and Restated Credit Agreement restrict certain activities of the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. The Company must also meet certain tests relating to financial amounts and ratios defined in the agreement. As of September 30, 2004, the Company was in compliance with the financial amounts and ratios as defined in the agreement and measured quarterly.

After March 31, 2001, the Company sold a total of $1.6 million in lease receivables through two transactions to a lending institution. In accordance with SFAS No. 140 as discussed in note 1 to the financial statements, the lease receivable and the note payable have remained on the Company’s balance sheet. The notes bear interest that is payable monthly at 10% per annum. The notes mature beginning May 2003 through July 2006.

Contractual maturities of debt, net of discount and exclusive of interest, are as follows (in thousands):

2005	$276
2006	166
2007	—
2008	—
2009	—
Thereafter	155,272

Total	$155,714

Note 9. Income Taxes

Significant components of the income tax expense (benefit) attributable to continuing operations are as follows (in thousands):

	Year Ended September 30,
	2002	2003	2004
Current:
Federal	$3,017	$3,865	$669
State	1,434	1,315	113
Foreign	874	432	285

Total Current	5,325	5,612	1,067
Deferred:
Federal	506	(1,340)	8,092
State	63	(167)	1,278
Foreign	(19)	246	124

Total Deferred	550	(1,261)	9,494

Income tax expense	$5,875	$4,351	$10,561

The provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following (in thousands):

	Year Ended September 30,
	2002	2003	2004
Income tax expense at U.S. statutory income tax rate	$5,335	$4,258	$9,564
State taxes, net of U.S. income tax expense	932	855	1,193
Permanent differences	315	265	(27)
Tax credits and other	(707)	(1,027)	(169)

Income tax expense	$5,875	$4,351	$10,561

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax balances were impacted by the permitted adoption of a new tax accounting method for certain revenues, changes in estimates regarding the tax basis of certain acquired assets and liabilities, and the extinguishment of certain tax related contingencies. Significant components of the Company’s deferred taxes are as follows (in thousands):

	September 30,
	2003	2004
Deferred tax assets:
Inventory and sales return reserves	$3,888	$1,299
Accrued expenses	1,949	1,496
Deferred income	5,529	—
Tax carryforwards	277	—
Amortization	2,904	4,119
Bad debts and other	2,488	1,766

Total deferred tax assets	17,035	8,680
Deferred tax liabilities:
Direct financing leases	(5,069)	(3,602)
Software and intangible assets	(8,287)	(4,418)
Other	(94)	(234)

Total deferred tax liabilities	(13,450)	(8,254)
Valuation allowance for tax assets	—	—

Net deferred tax assets	$3,585	$426

As of September 30, 2004, the Company has no remaining federal net operating loss carryforwards or business tax credit carryforwards.

Substantially all of the Company’s operating income was generated from domestic operations during 2004. Undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and/or state income taxes has been provided thereon.

Note 10. Employee Stock and Savings Plans

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

Options vest in varying amounts over a five year period and expire ten years from the date of the grant. Information on Holding’s stock option activity is as follows:

	Total	1998 Option Plan		2000 Option Plan		2001 Option Plan
			Weighted		Weighted		Weighted
			Average		Average		Average
	Total	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Shares	Price	Shares	Price	Shares	Price
Total options outstanding at September 30, 2001	6,127,975	2,343,250	$5.00	3,601,750	$1.00	182,975	$1.00
Options granted	882,550	–	–	834,500	1.00	48,050	1.00
Options forfeited	(576,650)	(181,850)	5.00	(366,950)	1.00	(27,850)	1.00
Options exercised	–	–	–	–	–	–	–

Total options outstanding at September 30, 2002	6,433,875	2,161,400	5.00	4,069,300	1.00	203,175	1.00
Options granted	870,350	–	–	817,700	2.42	52,650	2.32
Options forfeited	(421,050)	(79,500)	5.00	(318,450)	1.05	(23,100)	1.13
Options exercised	–	–	–	–	–	–	–

Total options outstanding at September 30, 2003	6,883,175	2,081,900	5.00	4,568,550	1.25	232,725	1.29
Options granted	399,250	–	–	345,250	2.25	54,000	2.12
Options forfeited	(867,400)	(193,750)	5.00	(639,900)	1.70	(33,750)	1.36
Options exercised	–	–	–	–	–	–	–

Total options outstanding at September 30, 2004	6,415,025	1,888,150	$5.00	4,273,900	$1.27	252,975	$1.46

The following is a summary of Holding’s options outstanding and exercisable as of September 30, 2004:

						Weighted-			Weighted-
					Number of	Average		Number of	Average
					Shares	Remaining	Weighted-	Shares	Exercise
					Subject to	Contractual	Average	Subject to	Price of
	Range of				Options	Life (in	Exercise	Options	Options
	Exercise Prices				Outstanding	years)	Price	Exercisable	Exercisable
1998 Option Plan	$			5.00	1,888,150	4.2	$5.00	1,884,510	$5.00
2000 Option Plan		1.00	and	2.50	4,273,900	6.4	1.27	3,442,455	1.07
2001 Option Plan		1.00	and	2.50	252,975	7.3	1.46	–	–

Combined Option Plans		$1.00	and	$5.00	6,415,025	5.8	$2.37	5,326,965	$2.46

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

The Plan provides for contributions by the Company. The Company matches 50% of the first 6% of compensation contributed by each employee and the deferred amount cannot exceed 25% of the annual aggregate salaries of those employees eligible for participation. Highly compensated executive participants are limited to a maximum of 10%. Contributions to the Plan amounted to $1.4 million, $1.5 million, and $1.4 million in 2002, 2003, and 2004, respectively.

Note 11. Commitments and Contingencies

Guarantees

The Company has guaranteed certain automobile lease agreements of its European subsidiaries. At September 30, 2004, these guarantees were approximately $14,000. No material loss is anticipated by reason of such agreements and guarantees.

Operating Leases

The Company rents integration and distribution, software development and data entry facilities; administrative, executive, sales, and customer support offices; and, certain office equipment under non-cancelable operating lease agreements. Certain lease agreements contain renewal options and rate adjustments. Rental expense related to all operating leases was $8.3 million, $7.1 million, and $6.6 million in 2002, 2003, and 2004, respectively. Future minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

2005	$5,759
2006	4,017
2007	2,534
2008	2,296
2009	2,189
Thereafter	5,522

Legal Matters

The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the resolution of these matters will not have a material adverse effect on the Company’s results of operations or financial position.

Note 12. Related Party Transactions

In February 1997, the Company entered into a ten-year Monitoring and Oversight Agreement with a Hicks, Muse, Tate & Furst partnership, pursuant to which the Company will pay an annual fee for services provided to the Company. The fee is due in quarterly installments, and upon the acquisition of another business by the Company, the minimum fee is increased by an amount equal to 0.2% of the consolidated annual net sales of the acquired entity for the trailing twelve-month period. Cash paid in fiscal 2002, 2003 and 2004 was $303,000, $384,000, and $390,000, respectively.

As of September 30, 2004, the Company owns approximately 47.5% of Internet Autoparts, Inc. (“IAP”), a Web-based parts ordering and communication company. In February 2001, the Company received $1.96 million from IAP, which represented the Company’s estimate of a year’s worth of services being performed on behalf of IAP. In September 2001, the Company returned $318,790 of unused funds to IAP. In May 2002, the Company settled the final account with IAP which resulted in a payment of $506,897 from the Company to IAP. On June 27, 2003, the Company purchased outstanding common stock in IAP that was held by the Company’s majority shareholder for $1.8 million, which represented the cost basis in the stock.

The Company, as general partner, owns an approximate 20% interest in four separate partnerships with certain customers. The Company provides management information systems and services to these partnerships. During 2002, 2003, and 2004, the Company recorded service revenue from these partnerships of $4.0 million, $3.9 million, and $3.9 million, respectively. During 2002, 2003, and 2004, the Company recorded equity income from these partnerships of $302,000, $271,000, and $245,000, respectively. At September 30, 2004 the Company had outstanding payables to the partnerships of $193,000.

Note 13. Segment Reporting

The Company’s business operations are organized into the Automotive Group and the Industry Solutions Group, as shown below. Additionally, a breakdown by geographic area of total revenues and total assets is disclosed. The Americas geographic area covers the U.S. and Canada. The Europe geographic area covers the United Kingdom, Ireland and France (in thousands).

	Year Ended September 30, 2004
	Industry	Automotive
	Solutions Group	Group	Corporate	Total
Revenues:
Systems	$65,007	$16,085	$—	$81,092
Services	55,454	89,260	—	144,714
Total revenues	120,461	105,345	—	225,806
Operating expenses	25,056	22,993	27,340	75,389
Income (loss) before income taxes	34,571	33,413	(40,656)	27,328
Depreciation and amortization	2,230	11,290	3,064	16,584
Capital expenditures	2,420	4,597	3,040	10,057

	Year Ended September 30, 2003
	Industry	Automotive
	Solutions Group	Group	Corporate	Total
Revenues:
Systems	$48,466	$18,969	$—	$67,435
Services	56,980	97,131	—	154,111
Total revenues	105,446	116,100	—	221,546
Operating expenses	22,607	26,351	27,406	76,364
Income (loss) before income taxes	25,402	32,305	(45,541)	12,166
Depreciation and amortization	7,368	12,228	3,172	22,768
Capital expenditures	2,354	5,723	4,448	12,525

	Year Ended September 30, 2002
	Industry	Automotive
	Solutions Group	Group	Corporate	Total
Revenues:
Systems	$38,433	$20,763	$—	$59,196
Services	60,912	98,597	—	159,509
Total revenues	99,345	119,360	—	218,705
Operating expenses	21,910	29,434	26,420	77,764
Income (loss) before income taxes	23,992	31,605	(40,354)	15,243
Depreciation and amortization	5,693	11,230	2,406	19,329
Capital expenditures	3,846	4,594	4,721	13,161

	Year Ended September 30,
	2002	2003	2004
Revenues:
Americas	$213,111	$215,458	$219,132
Europe	5,594	6,088	6,674

Total revenues	$218,705	$221,546	$225,806

Assets:
Americas	$181,136	$198,583	$185,645
Europe	4,651	3,702	3,260

Total assets	$185,787	$202,285	$188,905

Note 14. Guarantor Consolidation

The Senior Notes are guaranteed by the Company’s existing, wholly-owned domestic subsidiaries Triad Systems Financial Corporation, Triad Data Corporation, CCI/TRIAD Gem, Inc., Triad Systems Corporation and CCI/ARD, Inc. The Company’s other subsidiaries (the “Non-Guarantors”) are not guaranteeing the Senior Notes. The following tables set forth consolidating financial information of the Company, the Guarantors and Non-Guarantors for the balance sheets as of September 30, 2004 and 2003, the statement of operations for the years ended September 30, 2004, 2003, and 2002, and the statements of cash flows for the years ended September 30, 2004, 2003, and 2002.

Consolidating Balance Sheet as of September 30, 2004
(in thousands)

	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$28,591	$(107)	$3,581	$—	$32,065
Trade accounts receivable, net of allowance for doubtful accounts	30,960	—	2,556	—	33,516
Intercompany receivable	—	42,646	—	(42,646)	—
Inventories, net	2,608	—	60	—	2,668
Investment in leases, net	—	315	115	—	430
Deferred income taxes	430	—	—	—	430
Prepaid income taxes	5,338	—	—	—	5,338
Prepaid expenses and other current assets	1,623	880	255	—	2,758

Total current assets	69,550	43,734	6,567	(42,646)	77,205
Service parts, net	1,308	—	—	—	1,308
Property and equipment, net	4,728	—	217	—	4,945
Long-term investment in leases	—	—	87	—	87
Capitalized computer software costs, net	5,482	—	—	—	5,482
Databases, net	5,290	—	—	—	5,290
Goodwill	79,541	—	—	—	79,541
Investments in subsidiaries	11,558	—	816	(12,374)	—
Other assets	15,012	—	35	—	15,047

Total assets	$192,469	$43,734	$7,722	$(55,020)	$188,905

Liabilities and stockholder’s equity (deficit)
Current liabilities:
Accounts payable	$8,605	$47	$374	$—	$9,026
Intercompany payables	38,443	—	3,500	(41,943)	—
Payroll related accruals	14,020	—	155	—	14,175
Deferred revenue	14,311	67	1,040	—	15,418
Current portion of long-term debt	—	276	—	—	276
Accrued expenses and other current liabilities	9,490	110	161	—	9,761

Total current liabilities	84,869	500	5,230	(41,943)	48,656
Long-term debt, net of discount	155,272	166	—	—	155,438
Deferred tax liabilities and other liabilities	4,805	405	(379)	—	4,831

Total liabilities	244,946	1,071	4,851	(41,943)	208,925
Stockholder’s equity (deficit):
Common stock:	—	104	5,495	(5,599)	—
Additional paid-in capital	83,155	6,300	3	(6,303)	83,155
Retained earnings (deficit)	(135,584)	36,259	(3,063)	(266)	(102,654)
Other accumulated comprehensive income (loss):
Cumulative translation adjustment	(48)	—	436	(909)	(521)

Total stockholder’s equity (deficit)	(52,477)	42,663	2,871	(13,077)	(20,020)

Total liabilities and stockholder’s equity (deficit)	$192,469	$43,734	$7,722	$(55,020)	$188,905

Consolidating Balance Sheet as of September 30, 2003
(in thousands)

	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,400	$(169)	$1,984	$—	$10,215
Trade accounts receivable, net of allowance for doubtful accounts	36,413	—	3,739	—	40,152
Intercompany receivable	—	45,977	—	(45,977)	—
Inventories, net	3,432	—	114	—	3,546
Investment in leases, net	—	1,934	181	—	2,115
Deferred income taxes	10,527	—	—	—	10,527
Prepaid income taxes	2,775	—	812	—	3,587
Prepaid expenses and other current assets	982	1,450	53	—	2,485

Total current assets	62,529	49,192	6,883	(45,977)	72,627
Service parts, net	1,412	—	108	—	1,520
Property and equipment, net	5,567	—	181	—	5,748
Long-term investment in leases	—	1,292	562	—	1,854
Capitalized computer software costs, net	7,711	—	—	—	7,711
Databases, net	7,672	—	—	—	7,672
Goodwill	87,159	—	—	—	87,159
Investments in subsidiaries	45,362	—	759	(46,121)	—
Other assets	17,620	348	26	—	17,994

Total assets	$235,032	$50,832	$8,519	$(92,098)	$202,285
Liabilities and stockholder’s equity (deficit)
Current liabilities:
Accounts payable	$9,470	$15	$194	$—	$9,679
Intercompany payables	74,657	—	4,767	(79,424)	—
Payroll related accruals	14,702	—	158	—	14,860
Deferred revenue	15,273	148	449	—	15,870
Current portion of long-term debt	—	310	—	—	310
Accrued expenses and other current liabilities	10,127	359	208	—	10,694

Total current liabilities	124,229	832	5,776	(79,424)	51,413
Long-term debt, net of discount	172,489	501	—	—	172,990
Deferred tax liabilities and other liabilities	12,691	2,323	(470)	—	14,544

Total liabilities	309,409	3,656	5,306	(79,424)	238,947
Stockholder’s equity (deficit):
Common stock:	—	104	5,495	(5,599)	—
Additional paid-in capital	83,155	6,300	3	(6,303)	83,155
Retained earnings (deficit)	(157,192)	40,772	(2,735)	(266)	(119,421)
Other accumulated comprehensive income (loss):
Cumulative translation adjustment	(340)	—	450	(506)	(396)

Total stockholder’s equity (deficit)	(74,377)	47,176	3,213	(12,674)	(36,662)

Total liabilities and stockholder’s equity (deficit)	$235,032	$50,832	$8,519	$(92,098)	$202,285

Consolidating Statement of Operations for the Year Ended September 30, 2004
(in thousands)

	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$79,195	$—	$1,944	$(47)	$81,092
Services	133,146	1,046	10,522	—	144,714

Total revenues	212,341	1,046	12,466	(47)	225,806
Cost of revenues:
Systems	48,588	—	1,312	(47)	49,853
Services	54,342	—	5,578	—	59,920

Total cost of revenues	102,930	—	6,890	(47)	109,773
Gross profit	109,411	1,046	5,576	—	116,033
Operating expenses:
Sales and marketing	31,360	(1,460)	1,982	—	31,882
Product development	15,863	—	304	—	16,167
General and administrative	18,483	7,022	1,835	—	27,340

Total operating expenses	65,706	5,562	4,121	—	75,389

Operating income	43,705	(4,516)	1,455	—	40,644
Interest expense	(19,302)	(63)	(2)	—	(19,367)
Expenses related to debt refinancing	(524)	—	—	—	(524)
Foreign exchange loss	(108)	—	(48)	—	(156)
Equity gain in affiliate	—	—	—	—	–
Gain on sale of assets	6,270	—	—	—	6,270
Other income, net	423	—	38	—	461

Income (loss) before income taxes	30,464	(4,579)	1,443	—	27,328
Income tax expense	10,354	—	207	—	10,561

Net income (loss)	$20,110	$(4,579)	$1,236	$—	$16,767

Consolidating Statement of Operations for the Year Ended September 30, 2003
(in thousands)

	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$65,833	$—	$1,605	$(3)	$67,435
Services	142,809	1,483	9,819	—	154,111

Total revenues	208,642	1,483	11,424	(3)	221,546
Cost of revenues:
Systems	39,223	—	951	(3)	40,171
Services	65,630	—	5,976	—	71,606

Total cost of revenues	104,853	—	6,927	(3)	111,777
Gross profit	103,789	1,483	4,497	—	109,769
Operating expenses:
Sales and marketing	32,116	(1,424)	1,269	—	31,961
Product development	16,614	—	383	—	16,997
General and administrative	17,832	6,841	2,733	—	27,406

Total operating expenses	66,562	5,417	4,385	—	76,364

Operating income	37,227	(3,934)	112	—	33,405
Interest expense	(14,726)	(101)	45	—	(14,782)
Expenses related to debt refinancing	(6,313)	—	—	—	(6,313)
Foreign exchange gain (loss)	13	—	(49)	—	(36)
Equity loss in affiliate	(611)	—	—	—	(611)
Other income, net	498	—	5	—	503

Income (loss) before income taxes	16,088	(4,035)	113	—	12,166
Income tax expense	4,030	—	321	—	4,351

Net income (loss)	$12,058	$(4,035)	$(208)	$—	$7,815

Consolidating Statement of Operations for the Year Ended September 30, 2002
(in thousands)

	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$57,603	$—	$1,595	$(2)	$59,196
Services	147,755	2,371	9,383	—	159,509

Total revenues	205,358	2,371	10,978	(2)	218,705
Cost of revenues:
Systems	36,879	—	1,151	—	38,030
Services	67,983	—	5,843	(92)	73,734

Total cost of revenues	104,862	—	6,994	(92)	111,764
Gross profit	100,496	2,371	3,984	90	106,941
Operating expenses:
Sales and marketing	29,370	2,817	1,722	—	33,909
Product development	17,162	—	273	—	17,435
General and administrative	14,608	10,773	1,039	—	26,420

Total operating expenses	61,140	13,590	3,034	—	77,764
Operating income	39,356	(11,219)	950	90	29,177
Interest expense	(13,881)	(145)	(28)	—	(14,054)
Expenses related to debt refinancing	(108)	—	(12)	—	(120)
Foreign exchange loss	(552)	—	—	—	(552)
Equity gain in affiliate	211	—	—	—	211
Other income, net	531	—	50	—	581

Income (loss) before income taxes	25,557	(11,364)	960	90	15,243
Income tax expense	5,097	—	778	—	5,875

Net income (loss)	$20,460	$(11,364)	$182	$90	$9,368

Consolidated Statement of Cash Flows for the Year Ended September 30, 2004
(In thousands)

	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$20,822	$(4,513)	$458	$—	$16,767
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,286	—	129	—	5,415
Amortization	11,169	—	—	—	11,169
Deferred income taxes	10,778	—	—	—	10,778
Equity loss from affiliate	—	—	—	—	—
Equity gain from partnerships	(222)	—	(23)	—	(245)
Write-off of prior debt issuance costs	438	—	—	—	438
Lease loss provision	—	(1,491)	—	—	(1,491)
Provision for doubtful accounts	2,600	—	419	—	3,019
Gain on sale of assets	(6,270)	—	—	—	(6,270)
Other, net	22	—	117	—	139
Changes in assets and liabilities:
Trade accounts receivable	1,539	—	764	—	2,303
Inventories	824	—	54	—	878
Investment in leases	(2)	4,403	542	—	4,943
Prepaid expenses and other assets	(2,425)	918	615	—	(892)
Intercompany transactions	(1,218)	3,331	(2,113)	—	—
Accounts payable	(865)	32	180	—	(653)
Deferred revenue	(335)	(81)	591	—	175
Accrued expenses and other liabilities	(1,879)	(2,168)	(82)	—	(4,129)

Net cash provided by operating activities	40,262	431	1,651	—	42,344
Investing activities
Purchase of property and equipment	(2,963)	—	(115)	—	(3,078)
Property and equipment sale proceeds	7,212	—	—	—	7,212
Capitalized software costs and databases	(5,499)	—	—	—	(5,499)
Purchase of service parts	(1,533)	—	53	—	(1,480)
Equity distributions from partnerships	188	—	8	—	196

Net cash used in investing activities	(2,595)	—	(54)	—	(2,649)
Financing activities
Proceeds from debt facility	—	—	—	—	—
Proceeds from long-term debt	—	—	—	—	—
Debt issuance cost	—	—	—	—	—
Payment on debt facility	369	(369)	—	—	—
Payment on long-term debt facility	(17,845)	—	—	—	(17,845)
Dividend to parent	—	—	—	—	—

Net cash used in financing activities	(17,476)	(369)	—	—	(17,845)
Change in cash and cash equivalents	20,191	62	1,597	—	21,850
Cash and cash equivalents, beginning of period	8,400	(169)	1,984	—	10,215

Cash and cash equivalents, end of period	$28,591	$(107)	$3,581	$—	$32,065

Consolidated Statement of Cash Flows for the Year Ended September 30, 2003
(In thousands)

	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$12,556	$(4,035)	$(706)	$—	$7,815
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,642	—	162	—	6,804
Amortization	15,964	—	—	—	15,964
Deferred income taxes	(1,507)	—	246	—	(1,261)
Equity loss from affiliate	611	—	—	—	611
Equity gain from partnerships	(136)	—	(18)	—	(154)
Write-off of prior debt issuance costs	4,063	—	—	—	4,063
Lease loss provision	—	(1,342)	(178)	—	(1,520)
Provision for doubtful accounts	7,617	—	440	—	8,057
Other, net	(511)	—	883	—	372
Changes in assets and liabilities:
Trade accounts receivable	(17,475)	—	(1,721)	—	(19,196)
Inventories	(411)	—	(80)	—	(491)
Investment in leases	—	4,208	631	—	4,839
Prepaid expenses and other assets	(1,463)	808	(615)	—	(1,270)
Intercompany transactions	(6,091)	3,268	2,823	—	—
Accounts payable	1,671	8	(95)	—	1,584
Deferred revenue	3,173	(148)	316	—	3,341
Accrued expenses and other liabilities	246	(2,540)	(595)	—	(2,889)

Net cash provided by operating activities	24,949	227	1,493	—	26,669
Investing activities
Purchase of property and equipment	(3,731)	—	(2)	—	(3,733)
Capitalized software costs and databases	(7,052)	—	—	—	(7,052)
Purchase of service parts	(1,678)	—	(62)	—	(1,740)
Equity distributions from partnerships	82	—	—	—	82
Acquisition of other assets	(2,203)	—	—	—	(2,203)

Net cash used in investing activities	(14,582)	—	(64)	—	(14,646)
Financing activities
Proceeds from debt facility	1,203	7	—	—	1,210
Proceeds from long-term debt	154,946	—	—	—	154,946
Debt issuance costs	(7,509)	—	—	—	(7,509)
Payment on debt facility	(38,302)	—	—	—	(38,302)
Payment on long-term debt facility	(82,148)	(403)	—	—	(82,551)
Dividend to parent	(30,000)	—	—	—	(30,000)

Net cash used in financing activities	(1,810)	(396)	—	—	(2,206)
Change in cash and cash equivalents	8,557	(169)	1,429	—	9,817
Cash and cash equivalents, beginning of period	(157)	—	555	—	398

Cash and cash equivalents, end of period	$8,400	$(169)	$1,984	$—	$10,215

Consolidated Statement of Cash Flows for the Year Ended September 30, 2002
(in thousands)

	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$20,460	$(11,364)	$182	$90	$9,368
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,749	—	103	—	6,852
Amortization	12,477	—	—	—	12,477
Deferred income taxes	564	—	(14)	—	550
Equity loss from affiliate	552	—	—	—	552
Equity gain from partnerships	(294)	—	79	—	(215)
Lease loss provision	—	2,635	—	—	2,635
Provision for doubtful accounts	8,641	—	2	—	8,643
Gain on sale of assets	(211)	—	—	—	(211)
Other, net	650	—	(176)	—	474
Changes in assets and liabilities:
Trade accounts receivable	(2,103)	—	126	—	(1,977)
Inventories	(221)	—	232	—	11
Investment in leases	—	1,768	665	—	2,433
Prepaid expenses and other assets	1,192	2,162	62	—	3,416
Intercompany transactions	(5,331)	6,911	(1,490)	(90)	—
Accounts payable	(965)	(121)	(277)	—	(1,363)
Deferred revenue	645	(86)	(183)	—	376
Accrued expenses and other liabilities	4,542	(1,555)	399	—	3,386

Net cash provided by operating activities	47,347	350	(290)	—	47,407
Investing activities
Purchase of property and equipment	(4,277)	—	(16)	—	(4,293)
Property and equipment sale proceeds	874	—	—	—	874
Capitalized software costs and databases	(7,098)	—	—	—	(7,098)
Purchase of service parts	(1,622)	—	(148)	—	(1,770)
Equity distributions from partnerships	142	—	—	—	142

Net cash used in investing activities	(11,981)	—	(164)	—	(12,145)
Financing activities
Proceeds from debt facility	3,000	—	—	—	3,000
Payment on long-term debt facility	(41,411)	(350)	—	—	(41,761)

Net cash used in financing activities	(38,411)	(350)	—	—	(38,761)
Change in cash and cash equivalents	(3,045)	—	(454)	—	(3,499)
Cash and cash equivalents, beginning of period	2,888	—	1,009	—	3,897

Cash and cash equivalents, end of period	$(157)	$—	$555	$—	$398

Note 15. Unaudited Quarterly Results

The Company’s unaudited quarterly results (in thousands) for 2004 and 2003 are presented below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2004
Total revenues	$56,701	$55,301	$57,306	$56,498
Gross profit	29,789	29,401	29,342	27,501
Gain on sale of assets	6,270	—	—	—
Net income	7,215	5,397	2,629	1,526
2003
Total revenues	$57,653	$56,060	$54,823	$53,010
Gross profit	30,082	28,290	26,671	24,726
Expenses related to debt refinancing	(268)	—	(6,045)	—
Net income (loss)	5,492	3,706	(1,425)	42

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9a. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Principal Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this annual report on Form 10-K. Additionally, the internal controls were evaluated in preparation of the year-end financial statements and no material weaknesses were identified. Based on those evaluations, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2004 that has materially effected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Set forth below are the names, ages and positions of the respective directors and executive officers of the Company and Holding as of December 17, 2004. All directors hold office until the next annual meeting of stockholders of the Company or Holding, as the case may be, or until their successors are duly elected and qualified. Please refer to “Certain Relationships and Related Transactions — Stockholder Agreement” for information concerning certain agreements relating to the election of directors of the Company.

Name	Age	Position
A. Laurence Jones	51	Director, President and Chief Executive Officer of Holding and the Company
Greg Petersen	41	Senior Vice President and Chief Financial Officer of Holding and the Company
Pervez Qureshi	47	Senior Vice President of Holding and the Company
Christopher Speltz	42	Vice President of Finance, Treasurer and Assistant Secretary of Holding and the Company
Richard Rew II	36	General Counsel and Secretary of Holding and the Company
Peter Brodsky (1), (2)	34	Director of Holding and the Company
Jason Downie (1), (2)	34	Director of Holding and the Company
Jack D. Furst	45	Director of Holding and the Company
James R. Porter (1)	68	Director of Holding and the Company

(1)	Denotes a member of the Audit Committee and Compensation Committee.

(2)	Denotes a Financial Expert serving on the Audit Committee. See below for Mr. Downie’s and Mr. Brodsky’s biographical information.

Mr. Jones was elected by the Company as its President and Chief Executive Officer in October 2004. Mr. Jones has been a director of Holding and the Company since July 1997. Prior to joining the Company, Mr. Jones was Chairman and Chief Executive Officer of Interelate, Inc., a private CRM services company. He also serves as a director of Exabyte, Inc. From 1999 to 2003, Mr. Jones was President and Chief Executive Officer of MessageMedia, Inc., a public email marketing company. From January 1998 until February 1999 Mr. Jones served as an Operating Affiliate of McCown DeLeeuw & Co. From August 1993 to August 1997, Mr. Jones served as the Chief Executive Officer of Neodata Services Inc., a provider of marketing services. Prior to his employment by Neodata Services Inc., Mr. Jones served as Chief Executive Officer of GovPX, a provider of U.S. Treasury data and pricing services from 1991 to August 1993. Mr. Jones has an M.B.A. from Boston University and a B.S. from Worcester Polytechnic Institute.

Mr. Petersen joined the Company as Senior Vice President, Finance and Administration in September 2001 and became Senior Vice President and Chief Finance Officer in October 2004. Prior to joining the Company, Mr. Petersen served as Vice President of Finance for Trilogy Software from 1999 until 2001. Prior to 1999, Mr. Petersen was Senior Vice President of Planning and Business Development for RailTex from 1997 to 1999. Mr. Petersen has an M.B.A from Fuqua School of Business at Duke University and a B.A. in Economics from Boston College.

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

Mr. Rew has served as Assistant Secretary of the Company and Holding since December 2000, and as Secretary since September 2003. Since April of 2000, Mr. Rew has also served as General Counsel of the Company. Prior to joining the Company, Mr. Rew held various positions in the legal department at EZCORP, Inc., a publicly traded company engaged in sub-prime and collateral lending businesses. Those positions included serving as Assistant General Counsel from 1994 to 1995 and as General Counsel from 1996 to 2000. Mr. Rew is a member of the State Bar of Texas.

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

Mr. Downie is a principal of Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”) and has been with the firm since September 2000. From June 1999 to August 2000, Mr. Downie was an associate at Rice Sangalis Toole & Wilson, a mezzanine private equity firm based in Houston, Texas, and from June 1992 through June 1997, Mr. Downie served in various capacities with Donaldson, Lufkin & Jenrette in New York, most recently as an Associate Position Trader in their Capital Markets Group. Mr. Downie has a B.B.A. and M.B.A. from the University of Texas at Austin.

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

Mr. Porter has served as a director of the Company since September 1985. In February 1998, Mr. Porter retired as an employee of the Company and is no longer involved in the day-to-day management of the Company. He served as President and Chief Executive Officer of Triad from September 1985 to February 1997. Mr. Porter also serves as a director of Silicon Valley Bank and Cardone Industries, Inc. He also serves on the Board of Regents of Pepperdine University as well as the Board of Trustees of Abilene Christian University.

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

Item 11. Executive Compensation.

The following table sets forth the cash and noncash compensation earned by the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company and Holding during the fiscal years ended September 30, 2002, 2003, and 2004. The Chief Executive Officer and such executive officers are collectively referred to as the “Named Executive Officers.”

Summary Compensation Table

					Long-Term
					Compensation
		Annual Compensation			Securities	All
	Fiscal				Underlying	Other
Name and Principal Position	Year	Salary ($)	Bonus ($)		Options(1)	Compensation ($)
Michael A. Aviles	2004	375,000	2,130,800	(2)	—	—
Former Chairman of the Board, President and Chief	2003	375,210	2,162,800	(2)	—	—
Executive Officer of Holding and the Company	2002	354,236	2,365,500	(2)	—	—
Pervez Qureshi	2004	240,004	226,750	(2)	50,000	—
Senior Vice President of Holding and the Company	2003	250,648	275,500	(2)	25,000	—
	2002	248,804	253,000	(2)	25,000	56,357 (3)
Greg Petersen	2004	250,000	211,750	(2)	25,000	—
Senior Vice President and Chief Financial Officer	2003	247,846	232,500	(2)	25,000	—
of Holding and the Company	2002	224,375	238,000	(2)	175,000	—
Christopher Speltz	2004	154,769	101,900	(2)	10,000	—
Vice President of Finance, Treasurer and	2003	150,657	149,500	(2)	8,000	—
Assistant Secretary of Holding and the Company	2002	148,083	178,000	(2)	25,000	—
Richard Rew II	2004	130,962	61,150	(2)	7,500
General Counsel and	2003	120,000	48,250	(2)	2,500
Secretary of Holding and the Company	2002	117,892	39,050	(2)	11,500

(1)	Represents grants of options to purchase shares of Holding’s common stock. See “1998 Stock Option Plan” and “2000 Stock Option Plan.”

(2)	Includes a 401(k) matching contribution of $3,000, $3,000, and $3,000 for fiscal years 2002, 2003, and 2004.

(3)	Represents relocation expenses.

Employment Agreements

Effective as of October 7, 2004, the Company terminated the employment of Michael A. Aviles as President and Chief Executive Officer of the Company, and Mr. Aviles was removed as a member of the Board of Directors of the Company (and as Chairman of the Board). In connection with the termination of Mr. Aviles, the Company terminated the Executive Employment Agreement, dated as of July 1, 2002, among (the Company), Holdings, and Mr. Aviles (the “Employment Agreement”). The Employment Agreement provided for an initial base salary of $375,000 (subject to increases as determined by the Board of Directors), annual incentive bonuses (the “Annual Incentive Bonus”) with a target of at least $300,000 and severance in an amount equal to 18 months base salary and the target Annual Incentive Bonus for the fiscal year in which the termination occurs, payable monthly in arrears over the 18 months following the effective date of termination, if Mr. Aviles is terminated without “good cause”. Mr. Aviles Base Salary for the fiscal year ended September 30, 2004 was $375,000 per annum, and his target Annual Incentive Bonus for the fiscal year ended September 30, 2005 is $300,000. The Employment Agreement also provided Mr. Aviles the opportunity to earn up to $2 million annually in additional special cash incentives if the Company meets certain cash flow improvement hurdles (the “Special Cash Bonus”). Pursuant to a separate Change of Control Bonus Agreement dated as of July 1, 2002 (the “Change of Control Agreement”) among the Company, Holding, and Mr. Aviles, Mr. Aviles is also entitled to a cash bonus in the event a change of control or significant divestiture occurs during the term of Mr. Aviles’ employment or, under certain circumstances (including circumstances involving a termination of Mr. Aviles without “good cause”), in the event a change of control or significant divestiture occurs within a period of time following such termination. The Change of Control Agreement has not been terminated, and remains in effect to the extent provided in that agreement.

Pursuant to the Employment Agreement, Mr. Aviles will be entitled to receive the severance payments from the Company over an 18 month period following the effective date of his termination as described above. Mr. Aviles is entitled under the Employment Agreement to receive his Annual Incentive Bonus for the fiscal year ended September 30, 2004, which was $478,000, based upon the achievement by the Company of certain performance objectives for such period. In addition, Mr. Aviles is entitled to receive a Special Cash Bonus of $1.6 million for the fiscal year ended September 30, 2004 to the extent the Company met the performance hurdles established by the Board of Directors pursuant to the Employment Agreement for such fiscal year.

On October 7, 2004 the Company elected A. Laurence Jones to replace Mr. Aviles as President and Chief Executive Officer of the Company. On December 15, and effective as of October 7, 2004, the Company entered a written employment agreement (the “Employment Agreement”) with Mr. Jones. The Employment Agreement provides for a signing bonus in the amount of $150,000, an initial base salary of $375,000 (subject to increases as determined by the Board of Directors), and eligibility to receive an annual bonus of 100% of his base salary (which such annual bonus may exceed 100% of his base salary if the Company exceeds certain revenue and other financial targets in the Company’s budget for the applicable fiscal year).. Mr. Jones will be entitled to a minimum annual bonus of 50% of base salary for the fiscal year ended September 30, 2005, provided Mr. Jones continues to be employed by the Company as of the end of such fiscal year. In the event Mr. Jones’ employment is terminated prior to January 5, 2005 without Cause or in the event he resigns for Good Reason (as such terms are defined in the Employment Agreement), Mr. Jones is entitled to all accrued benefits such as salary and expenses incurred, payment of any deferred compensation and benefit continuation for a period of 18 months following his termination. In the event Mr. Jones’ employment is terminated after January 5, 2005 without Cause or in the event he resigns for Good Reason, in addition to the salary and benefits listed above, Mr. Jones, subject to his execution of a release in favor of the Company, is entitled to a severance payment equal to 18 months of his then effective base salary, payable in a lump sum in cash, a pro-rated annual bonus, and any earned but unpaid annual bonus in respect of any full fiscal year ended prior to his termination. If Mr. Jones’ employment is terminated by the Company for Cause or by Mr. Jones other than for Good Reason, or if Mr. Jones’ employment is terminated by reason of his death or disability, the Company shall have no further payment obligations other than for payment of any accrued benefits, salary and bonus. The Employment Agreement provides for an 18-month non-competition and non-solicitation requirement after Mr. Jones’ employment with the Company is terminated

Concurrently with the execution of the Employment Agreement, Holdings entered into a stock option agreement (the “Option Agreement”) with Mr. Jones pursuant to which Holdings granted to Mr. Jones options exercisable for an aggregate of 3,000,000 shares of Holdings’ Common Stock at an exercise price of $2.25 per share (the “Stock Options”). The Stock Options (i) vest in four (4) equal installments over four (4) years from October 7, 2004, (ii) become fully vested upon the occurrence of a change of control of the Company and (iii) provide that upon Mr. Jones’ voluntary termination of his employment or upon termination of his employment by the Company, Mr. Jones shall have 360 days following the date of such termination to exercise any vested but unexercised options. In addition, if Mr. Jones’ employment is terminated without Cause (as defined in his Employment Agreement) or if he resigns for Good Reason (as defined in his Employment Agreement), Mr. Jones will receive accelerated vesting of Stock Options covering the lesser of (i) 1,125,000 shares or (ii) all remaining unvested Stock Options. All other unvested Stock Options will be cancelled.

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

2000 Stock Option Plan

The Plan

The Activant Solutions Holdings Inc. Second Amended and Restated 2000 Stock Option Plan for Key Employees, as amended (the “2000 Plan”), pursuant to which options may be granted to key employees and eligible non-employees of Holding and its subsidiaries (including the Company) for the purchase of shares of Holding common stock, par value $.000125 per share (“Holding Common Stock”).

The employees and non-employees eligible for options under the 2000 Plan are those persons who the Board of Directors (or a committee thereof) (in either case, the “Committee”) identifies as having a direct and significant effect on the performance or financial development of Holding and its subsidiaries. A total of 10,000,000 shares of Holding Common Stock are available in respect of options granted under the 2000 Plan, and the maximum number of shares that may be granted to any employee or eligible non-employee in respect of options granted under the 2000 Plan is 800,000. Generally, options granted under the 2000 Plan may not have a term in excess of ten years from the date the option is granted.

Although the Committee has discretion in determining the terms of any option, it is expected that options will generally vest and become exercisable over a four-year period from the grant date. One fourth of the shares of Common Stock underlying the stock option grant shall vest and become exercisable on the first anniversary of the date of grant; and an additional one-fourth of the shares of Common Stock underlying the stock option grant shall vest and become exercisable on the second anniversary of the date of grant; and an additional one-fourth of the shares of Common Stock underlying the stock option grant shall vest and become exercisable on the third anniversary of the date of grant; and the final one-fourth of the shares of Common Stock underlying the stock option grant shall vest and become exercisable on the fourth anniversary of the date of grant and remain exercisable until the stock option expires. The vesting of an option may be accelerated by the Committee at a rate not to exceed 13.3333% of the shares of the common stock subject to stock option per year if the Company meets certain performance goals attributed to such option by the committee. Notwithstanding the foregoing, in the event of a Public Offering (as defined in the 2000 Plan) all options that were not exercisable at the time of the Public Offering will vest ratably over a period of years equal to five minus the number of complete years of vesting that had occurred prior to the Public Offering.

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

Option Grants in Fiscal 2004

The following Named Executive Officers were granted options during the 2004 fiscal year.

	Individual Grants
					Potential Realizable Value at
					Assumed Annual Rates of
	Number of	Percentage of			Stock Price Appreciation for
	Securities Underlying	Total Options Granted to			Option Term(1)
	Options	Employees in	Exercise	Expiration
Name	Granted	Fiscal Year	Price	Date	5%	10%
Pervez Qureshi	50,000	12.53%	$2.25	06/30/2014	$70,751	$179,296
Greg Petersen	25,000	6.26%	2.25	06/30/2014	35,375	89,648
Christopher Speltz	10,000	2.51%	2.25	06/30/2014	14,150	35,859
Richard Rew II	7,500	1.88%	2.25	06/30/2014	10,613	26,894

(1)	The dollar amounts set forth under these columns are the result of calculations at the five percent and ten percent assumed rates set by the Securities and Exchange Commission. These assumed annual rates of appreciation would result in a stock price in ten years of $3.67 and $5.84, respectively.

Aggregate Option Exercises in Fiscal Year 2004 and Fiscal Year-End Option Values

No options were exercised by the Named Executive Officers in fiscal 2004. The following table sets forth information concerning the fiscal year end number of unexercised options with respect to the Named Executive Officers as of September 30, 2004. As of such date, no established published trading market exists for the Common Stock. There is no established public trading market for any class of the Company’s common equity.

	Number of Securities
	Underlying Unexercised
	Options at
	September 30, 2004
Name	Exercisable	Unexercisable
Michael A. Aviles	800,000	—
Pervez Qureshi	243,000	75,000
Greg Petersen	175,000	50,000
Christopher Speltz	124,333	23,667
Richard Rew II	29,500	13,000

Compensation Committee Interlocks and Insider Participation

Compensation decisions are made by the Board of Directors of the Company and the Compensation Committee which was composed of Mr. Brodsky, Mr. Furst and Mr. Jones until October 7, 2004 when Mr. Jones resigned from such committee. On November 5, 2004, the Board appointed Mr. Brodsky, Mr. Downie and Mr. Porter to serve on such committee. Directors who are officers, employees or otherwise an affiliate of Holding or the Company receive no compensation for their services as directors. Each director of Holding and the Company who is not also an officer, employee or an affiliate of Holding or the Company receives an annual retainer of $15,000 and a fee of $1,500 for each in person meeting of the Board of Directors at which the director is present and a fee of $500 for each telephonic meeting or committee meeting in which such director participates. Directors of Holding and the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof. Additionally, in consideration for his services as a director, Holding issued to Mr. Jones a warrant to purchase 20,000 shares of Holding Common Stock at an exercise price of $5.00 per share. Mr. Jones and Mr. Porter were each granted 100,000 options in fiscal year 2000, 25,000 options in fiscal year 2003, and 1,250 options in fiscal year 2004 at exercise prices of $1.00 per share, $1.00 per share, and $2.25 per share, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

All of the issued and outstanding shares of capital stock of the Company are held by Holding. The following table sets forth as of November 30, 2004, certain information regarding the beneficial ownership of the voting securities of Holding by each person who beneficially owns more than five percent of Holding Common Stock, and by the directors and certain executive officers of Holding and the Company, individually, and by the directors and executive officers of Holding and the Company as a group.

	Shares of
	Holding Class A		Shares of
	Common Stock(1)		Holding Common Stock
	Number of	Percent of	Number of		Percent of
Name and Address	Shares	Class	Shares		Class
Hicks Muse Parties(2)	25,000,000	100%	19,200,000		78.2%
C/o Hicks, Muse, Tate & Furst Incorporated
200 Crescent Court, Suite 1600
Dallas, Texas 75201
Michael A. Aviles	—	—	800,000	(4)	3.3%
Peter S. Brodsky	—	—	—		—
Jack D. Furst(3)	—	—	—		—
Jason Downie	—	—	—		—
Greg Petersen	—	—	175,000	(4)	0.7%
Christopher Speltz	—	—	124,333	(4)	0.5%
Richard Rew II	—	—	29,500	(4)	0.1%
Pervez Qureshi	—	—	243,000	(4)	1.0%
A. Laurence Jones	—	—	160,000	(5)	0.7%
James R. Porter	—	—	120,000	(4)	0.5%
All executive officers and directors as a group (nine persons)	— (1)	—	1,651,833	(4)(6)	6.7%

(1)	The Class A Common Stock is senior to Holding’s existing common stock upon liquidation, but votes on an as-converted basis with the existing common stock as a single class. The Class A Common Stock is convertible, in whole or in part, into common stock of Holding at a conversion price of $1.875 per share. Upon dissolution of Holding, holders of Class A Common Stock are to receive the Stated Value (as defined) of their shares before any distribution to common stockholders. Once the holders of Class A Common Stock receive the Stated Value (as defined), the remaining assets are distributed among the common stockholders pro rata. As long as the Class A Common Stock is outstanding, there may be no dividends, stock splits, or other distributions declared or paid on Holding’s common stock, as well as no redemptions or other repurchases.

(2)	Includes (i) shares owned of record by Hicks, Muse, Tate & Furst Equity Fund III, L.P. (“Fund III”), of which the ultimate general partner is Hicks, Muse Fund III Incorporated, an affiliate of Hicks Muse, and (ii) shares owned of record by HM3 Coinvestors, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Fund III Incorporated. Thomas O. Hicks is (i) a partner, stockholder and a member of the management committee of Hicks Muse and (ii) the sole stockholder and director of Hicks, Muse Fund III, Incorporated. Accordingly, Mr. Hicks may be deemed to beneficially own all or a portion of the shares of Holding Common Stock beneficially owned by the Hicks Muse Parties described above. In addition, Jack D. Furst and John R. Muse are partners, stockholders and members of the management committee of Hicks Muse and, accordingly, may be deemed to beneficially own all or a portion of the shares of Holding Common Stock beneficially owned by the Hicks Muse Parties described above. Each of Messrs. Furst, Hicks, and Muse disclaims the existence of a group and disclaims beneficial ownership of shares of Holding Common Stock not owned of record by him.

(3)	Mr. Furst is a partner, stockholder and member of the management committee of Hicks Muse and, accordingly, may be deemed to beneficially own all or a portion of the shares of Holding Common Stock beneficially owned by the Hicks Muse Parties described above. Mr. Furst disclaims beneficial ownership of shares of Holding Common Stock not owned of record by him.

(4)	Represents shares of Holding Common Stock issuable upon the exercise of currently exercisable stock options.

(5)	Includes 20,000 shares owned of record, 20,000 shares of Holding Common Stock issuable to Mr. Jones upon the exercise of a currently exercisable warrant and 108,333 shares of Holding Common stock issuable to Mr. Jones upon the exercise of currently exercisable stock options.

(6)	Includes 1,550,831 shares of Holding Common Stock issuable to directors and executive officers of the Company upon the exercise of currently exercisable stock options and warrants.

Item 13. Certain Relationships and Related Transactions.

Monitoring and Oversight Agreement

In February 1997, Holding and the Company entered into a ten-year agreement (the “Monitoring and Oversight Agreement”) with Hicks, Muse & Co. Partners, L.P., an affiliate of Hicks Muse (“Hicks Muse Partners”), pursuant to which Holding and the Company pay Hicks Muse Partners an annual fee payable quarterly for oversight and monitoring services to Holding and the Company. The annual fee is adjustable on January 1 of each calendar year to an amount equal to the (i) sum of (A) the fee in effect at the beginning of the immediately preceding calendar year plus (B) the aggregate amount of all Acquisition Increments (as defined) with respect to such immediately preceding calendar year, multiplied by (ii) the percentage increase in the Consumer Price Index during the immediately preceding calendar year, but in no event less than $350,000. Upon the acquisition by the Company or any of its subsidiaries of another entity or business, the fee is increased by an amount equal to 0.2% of the consolidated annual net sales of the acquired entity or business and its subsidiaries for the trailing twelve-month period (an “Acquisition Increment”). Peter Brodsky and Jack D. Furst, directors of Holding and the Company, are each principals of Hicks Muse Partners. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to Holding or the Company under the Monitoring and Oversight Agreement. In addition, Holding and the Company have agreed to indemnify Hicks Muse Partners, its affiliates and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses, fees and disbursement of counsel related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the Monitoring and Oversight Agreement and not resulting primarily from the bad faith, gross negligence or willful misconduct of Hicks Muse Partners. The Monitoring and Oversight Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. In the Company’s opinion, the fees provided for under the Monitoring and Oversight Agreement reasonably reflect the benefits received and to be received by Holding, the Company and their respective subsidiaries. In fiscal 2004, the Company paid Hicks Muse Partners a fee of $390,000 for services under the Monitoring and Oversight Agreement.

Financial Advisory Agreement

In February 1997, Holding and the Company entered into a ten-year agreement (the “Financial Advisory Agreement”) pursuant to which Hicks Muse Partners receives a fee equal to 1.5% of the “Transaction Value” (as defined) for each “Add-on Transaction” (as defined) in which Holding or the Company is involved. The term “Transaction Value” means the total value of the Add-on Transaction, including, without limitation, the aggregate amount of the funds required to complete the Add-on Transaction, including the amount of any indebtedness, preferred stock or similar items assumed (or remaining outstanding). The term “Add-on Transaction” means any respective subsidiaries, and any other person or entity, excluding, however, any acquisition that does not involve the use of (or any waiver or consent under) any debt equity financing and in which neither Hicks Muse Partners nor any other person or entity provides financial advisory investment on banking or similar services. In addition, Holding and the Company, jointly and severally, have agreed to indemnify Hicks Muse Partners, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the Financial Advisory Agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of Hicks Muse Partners. The Financial Advisory Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. In the Company’s opinion, the fees provided for under the Financial Advisory Agreement reasonably reflect the benefits received and to be received by Holding and the Company. The Company paid no fees to Hicks Muse Partners in fiscal 2004 for services provided by Hicks Muse Partners under the Financial Advisory Agreement.

Stockholders Agreement

Hicks Muse and A. Laurence Jones are parties to a stockholders agreement (the “Stockholders Agreement”). The Stockholders Agreement, among other things, grants preemptive rights and certain registration rights to the parties thereto and contains provisions requiring the parties thereto to sell their shares of Holding Common Stock in connection with certain sales of Holding Common Stock by the HMC Group (as defined therein) (“drag-along rights”) and granting the parties thereto the right to include a portion of their shares of Holding Common Stock in certain sales in which other holders may engage (“tag-along rights”). Pursuant to the Stockholders Agreement, the HMC Group is entitled to designate four individuals to the Board of Directors of Holding and the Company so long as the HMC Group owns at least ten percent of the voting capital stock of Holding or one individual so long as the HMC Group owns at least five percent but less than ten percent of the outstanding shares of the voting capital stock of Holding or one individual so long as the HMC Group owns at least five percent but less than ten percent of the outstanding shares of the voting capital stock of Holding. In addition, all parties to the Stockholders Agreement agreed to vote any shares that they may vote on any particular matter that comes before the Company’s stockholders as a separate class or series, on such matter as holders of a majority of the outstanding shares of Holding Common Stock voted thereon.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	(1) Financial Statements — See index to Consolidated Financial Statements in Item 8 hereof.

(2)	Financial Statements Schedules — See Schedule II – Valuation and Qualifying Accounts. All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(3)	Exhibits:

EXHIBIT INDEX

Exhibit
No.		Description
3.1	—	Restated Certificate of Incorporation of Activant Solutions Inc. (1)

3.2	—	Certificate of Amendment of Certificate of Incorporation of Activant Solutions Inc. (1)

3.3	—	Certificate of Amendment of Certificate of Incorporation of Activant Solutions Inc., dated October 6, 2003 (13)

3.4	—	Amended and Restated Bylaws of Activant Solutions Inc. (2)

4.1	—	Supplemental Indenture to the 9% Notes Indenture, dated June 27, 2003, between Activant Solutions Inc. and Wells Fargo Bank Minnesota, N.A., successor to Norwest Bank Minnesota, NA, as trustee (11)

4.2	—	Indenture dated as of June 27, 2003, by and between Activant Solutions Inc. and Wells Fargo Bank Minnesota, N.A., as trustee governing the Senior Notes (11)

4.3	—	Form of Old Senior Note (11)

4.4	—	Form of New Senior Note (11)

4.5	—	Purchase Agreement dated as of June 13, 2003, by and between Activant Solutions Inc. and J.P. Morgan Securities Inc. relating to the sale of the Senior Notes (12)

4.6	—	Exchange and Registration Rights Agreement dated as of June 27, 2003, by and between Activant Solutions Inc. and J.P. Morgan Securities Inc. relating to the sale of the Senior Notes (12)

10.1	—	Loan and Security Agreement, dated as of January 1, 1997, between CCITRIAD Financial Holding Corporation and Heller Financial, Inc. (1)

10.2	—	Amendment, dated March 31, 1999, among Activant Solutions Inc., Triad Systems Financial Corporation, CCITRIAD Financial Holding Corporation, as Borrower, and Heller Financial Leasing, Inc. (4)

10.3	—	Master Loan and Security Agreement, dated as of June 1, 1998, between CCITRIAD Financial Holding Corporation and NationsCredit Commercial Corporation (the “NCC Agreement”) (5)

10.4	—	Amendment No. 1 to the NCC Agreement, dated as of September 28, 1999 (5)

10.5	—	Purchase Agreement, dated as of February 1, 1999, between Triad Systems Financial Corporation and Mellon US Leasing, A Division of Mellon Leasing Corporation (3)

10.6	—	Loan and Security Agreement, dated as of July 1, 1999, between CCITRIAD Financial Holding Corporation and IFC Credit Corporation (5)

10.7	—	First Amendment to the IFC Agreement, dated as of September 23, 1999 (5)

10.8	—	Agreement between the Industrial Development Authority and Triad Systems Ireland Limited, Triad Systems Corporation and Tridex Systems Limited (1)

10.9	—	Supplemental Agreement between the Industrial Development Authority and Triad Systems Ireland Limited, Triad Systems Corporation and Tridex Systems Limited (1)

10.10	—	Warrant of Activant Solutions Holdings Inc., dated September 10, 1997, issued to A. Laurence Jones (1)

10.11	—	Stockholders Agreement, dated as of May 26, 1999, among Activant Solutions Inc., Activant Solutions Holdings Inc. and the stockholders signatory thereto (5)

10.12	—	Monitoring and Oversight Agreement, dated as of February 27, 1997, among Activant Solutions Holdings Inc., Activant Solutions Inc., and Hicks, Muse & Co. Partners, L.P. (1)

Exhibit
No.		Description
10.13	—	Financial Advisory Agreement, dated as of February 27, 1997, among Activant Solutions Holdings Inc., Activant Solutions Inc., and Hicks, Muse & Co. Partners, L.P. (1)

10.14	—	Asset Purchase Agreement, dated as of November 20, 1997, between ADP Claims Solutions Group, Inc. and Activant Solutions Inc., dated as of November 20, 1997 (1)

10.15	—	Executive Employment Agreement, dated as of July 1, 2002, among Activant Solutions Inc., Activant Solutions Holdings Inc., and Michael A. Aviles (10)

10.16	—	Stock Option Agreement, dated June 14, 1999, between Activant Solutions Holdings Inc. and Michael A. Aviles (5)

10.17	—	Stock Option Agreement, dated February 16, 2000, between Activant Solutions Holdings Inc. and Michael A. Aviles (8)

10.18	—	Employment Agreement dated August 22, 2001, between Activant Solutions Inc. and Greg Petersen (9)

10.19	—	Executive Employment Agreement, dated between October 27, 1999 Activant Solutions Inc. and Pervez Qureshi (10)

10.20	—	Executive Employment Agreement, dated October 25, 2002 between Activant Solutions Inc. and Hoon Chung (10)

10.21	—	Activant Solutions Holdings Inc. 1998 Stock Option Plan, as amended (4)

10.22	—	Activant Solutions Holdings Inc. 2000 Stock Option Plan (6)

10.23	—	Form of Non-Qualified Stock Option Agreement for Eligible Employees (2)

10.24	—	2001 Broad-Based Stock Option Plan (7)

10.25	—	Amended and Restated 2000 Stock Option Plan for Key Employees (7)

10.26	—	Stock Option Bonus Plan (7)

10.27	—	Amended and Restated Stock Option Bonus Plan (8)

10.28	—	Third Amended and Restated Credit Agreement, dated June 27, 2003, by and among Activant Solutions Inc., the lenders party thereto and JP Morgan Chase Bank, as administrative agent (11)

10.29	—	Stock Purchase Agreement, dated as of June 27, 2003, among Activant Solutions Inc., Hicks, Muse, Tate & Furst Equity Fund III, L.P. and HM3 Coinvestors, L.P. (11)

10.30	—	Securities Repurchase Agreement, dated as of June 5, 2003, among Activant Solutions Holdings Inc., Activant Solutions Inc., Glenn E. Staats, Preston W. Staats, Jr., Hicks, Muse, Tate & Furst Equity Fund III, L.P., HM3 Coinvestors, L.P., Hicks, Muse, Tate & Furst Incorporated and HMTF Operating, L.P. (11)

10.31	—	Indemnification agreement dated February 17, 2003, among Activant Solutions Holdings Inc., Activant Solutions Inc. and Michael Aviles (10)

10.32	—	Indemnification agreement dated February 19, 2003, among Activant Solutions Holdings Inc., Activant Solutions Inc. and A. Laurence Jones (10)

10.33	—	Indemnification agreement dated February 14, 2003, among Activant Solutions Holdings Inc., Activant Solutions Inc. and Greg Petersen (10)

10.34	—	Indemnification agreement dated March 3, 2003, among Activant Solutions Holdings Inc., Activant Solutions Inc. and James R. Porter (10)

10.35	—	Indemnification agreement dated February 14, 2003, among Activant Solutions Holdings Inc., Activant Solutions Inc. and Richard W. Rew II (10)

10.36	—	Indemnification agreement dated February 14, 2003, among Activant Solutions Holdings Inc., Activant Solutions Inc. and Christopher Speltz (10)

10.37	—	Portfolio Purchase Agreement, dated as of January 29, 2004, between Triad Systems Financial Corporation, Activant Solutions, Inc. and Great America Leasing Corporation. (12)

10.38	—	Second Amended and Restated Stock Option Bonus Plan (13)

10.39	—	First Amendment to Second Amended and Restated Stock Option Bonus Plan (13)

10.40	—	First Amendment to Cooperative Computing Holding Company, Inc. 1998 Stock Option Plan (13)

10.41	—	First Amendment to Cooperative Computing Holding, Inc. Amended and Restated 2000 Stock Option Plan for Key Employees (13)

10.42	—	First Amendment to Cooperative Computing Holding, Inc. 2001 Broad – Based Stock Option Plan (13)

10.43	—	Indemnification agreement dated June 1, 2004, among Activant Solutions Holding Inc., Activant Solutions Inc. and Pervez Qureshi (14)

10.44	—	Executive Employment Agreement, dated December 15 and effective as of October 7, 2004, among Activant Solutions Inc., Activant Solutions Holdings Inc., and A. Laurence Jones. †

10.45	—	Stock Option Agreement, dated December 15, between Activant Solutions Holdings Inc. and A. Laurence Jones. †

10.46	—	Second Amended and Restated 2000 Stock Option Plan for Key Employees. †

14.1	—	Activant Solutions Inc. Code of Ethics for Senior Financial Management (10)

21.1	—	Subsidiaries of the Registrant (1)

Exhibit
No.		Description
31.1	—	Certification Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 by A. Laurence Jones†

31.2	—	Certification Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 by Greg Petersen†

32.1	—	Certification Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 by A. Laurence Jones†

32.2	—	Certification Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 by Greg Petersen†

†	Filed herewith.

1.	Incorporated by reference to the Activant Solutions Inc.’s Registration Statement on Form S-1 (File No. 333-49389) filed on April 3, 1998.

2.	Incorporated by reference to the Activant Solutions Inc.’s Annual Report on Form 10-K for the year ended September 30, 1998.

3.	Incorporated by reference to the Activant Solutions Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999.

4.	Incorporated by reference to the Activant Solutions Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 1999.

5.	Incorporated by reference to the Activant Solutions Inc.’s Annual Report on Form 10-K for the year ended September 30, 1999.

6.	Incorporated by reference to the Activant Solutions Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2000.

7.	Incorporated by reference to the Activant Solutions Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2001.

8.	Incorporated by reference to the Activant Solutions Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001.

9.	Incorporated by reference to the Activant Solutions Inc.’s Annual Report on Form 10-K for the year ended September 30, 2001.

10.	Incorporated by reference to the Activant Solutions Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003.

11.	Incorporated by reference to the Activant Solutions Inc.’s Report on Form 8-K dated July 2, 2004.

12.	Incorporated by reference to Activant Solutions Inc.’s Quarterly Report on Form 10-Q for the three months ended December 31, 2003.

13.	Incorporated by reference to Activant Solutions Inc.’s Quarterly Report or Form 10-Q for the three months ended March 31, 2003.

14.	Incorporated by reference to Activant Solutions Inc.’s Quarterly Report or Form 10-Q for the three months ended June 30, 2004.

     (b) Reports on Form 8-K.

The Company filed Form 8-K on May 6, 2004, its press release announcing its plan to redeem all of its outstanding 9% senior subordinated notes due 2008.

The Company filed Form 8-K on October 7, 2004, its press release announcing that it terminated the employment of Michael A. Aviles as President and Chief Executive Officer of the Company, and that Mr. Aviles was removed as a member of the Board of Directors of the Company (and as Chairman of the Board). The Company also announced that it elected A. Laurence Jones to replace Mr. Aviles as President and Chief Executive Officer of the Company and that it elected Jason Downie to replace Mr. Aviles on the Board of Directors of the Company.

ACTIVANT SOLUTIONS INC.

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period
		(in thousands)
Year ended September 30, 2002:
Allowance for doubtful accounts	$4,353	$8,643	$6,245	$6,751
Inventory valuation	471	2,382	1,740	1,113
Allowance for losses in investment in leases	1,413	3,052	3,011	1,454
Year ended September 30, 2003:
Allowance for doubtful accounts	$6,751	$8,057	$7,060	$7,748
Inventory valuation	1,113	386	551	948
Allowance for losses in investment in leases	1,454	385	939	900
Year ended September 30, 2004:
Allowance for doubtful accounts	$7,748	$3,019	$5,128	$5,639
Inventory valuation	948	399	627	720
Allowance for losses in investment in leases	900	—	561	339

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of December 2004.

Activant Solutions Inc.

By:	/s/ GREG PETERSEN

Greg Petersen
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ A. LAURENCE JONES A. Laurence Jones	President and Chief Executive Officer (Principal Executive Officer)	December 21, 2004
/s/ GREG PETERSEN Greg Petersen	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	December 21, 2004
/s/ PETER BRODSKY Peter Brodsky	Director	December 21, 2004
/s/ JASON DOWNIE Jason Downie	Director	December 21, 2004
/s/ JACK D. FURST Jack D. Furst	Director	December 21, 2004
/s/ JAMES R. PORTER James R. Porter	Director	December 21, 2004