Form 10-Q
period 2004-12-31
ACTIVANT SOLUTIONS INC /DE/
filed 2005-02-11
CIK 1059103

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Yes ☑ No ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 10, 2005

Common Stock	1,000 shares

ACTIVANT SOLUTIONS INC.
INDEX

FORWARD-LOOKING STATEMENTS

INFORMATION SET FORTH IN THIS QUARTERLY REPORT ON FORM 10-Q REGARDING EXPECTED OR POSSIBLE FUTURE EVENTS, INCLUDING STATEMENTS OF THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE GROWTH, OPERATIONS, PRODUCTS AND SERVICES AND STATEMENTS RELATING TO FUTURE ECONOMIC PERFORMANCE, IS FORWARD-LOOKING AND SUBJECT TO RISKS AND UNCERTAINTIES. FOR THOSE STATEMENTS, WE CLAIM THE PROTECTION OF THE SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS PROVIDED FOR BY SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON ESTIMATES AND ASSUMPTIONS MADE BY MANAGEMENT OF THE COMPANY, WHICH, ALTHOUGH BELIEVED TO BE REASONABLE, ARE INHERENTLY UNCERTAIN. THEREFORE, UNDUE RELIANCE SHOULD NOT BE PLACED UPON SUCH ESTIMATES AND STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH ESTIMATES OR STATEMENTS WILL BE REALIZED, AND IT IS LIKELY THAT ACTUAL RESULTS WILL DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE THE FOLLOWING: (1) LOSS OR OBSOLESCENCE OF THE PROPRIETARY TECHNOLOGY ON WHICH WE DEPEND; (2) CHANGES IN THE MARKETS IN WHICH WE COMPETE INCLUDING THE MANNER IN WHICH AUTO PARTS OR HARDWARE AND LUMBER ARE SOURCED, SOLD, DISTRIBUTED OR INVENTORIED, AND CHANGES IN ECONOMIC CONDITIONS IN THESE MARKETS GENERALLY; (3) CLAIMS BY THIRD PARTIES THAT WE ARE INFRINGING ON THEIR INTELLECTUAL PROPERTY RIGHTS; (4) LOSS OF OUR EXECUTIVE OFFICERS AND OTHER KEY PERSONNEL; (5) INCREASED COMPETITION OR FAILURE TO EFFECTIVELY COMPETE; (6) LOSS OF KEY CUSTOMERS OR INCREASE IN ATTRITION RATES WITH RESPECT TO REVENUE MANAGEMENT VIEWS AS RECURRING; (7) MANUFACTURING DEFECTS OR ERRORS IN OUR SOFTWARE; (8) PROLONGED UNFAVORABLE GENERAL ECONOMIC AND MARKET CONDITIONS; (9) FAILURE TO RECOUP THE COST OF INVESTMENT IN NEW BUSINESSES INTO WHICH WE MAY EXPAND AND (10) INCREASES IN OUR COST OF BORROWINGS OR UNAVAILABILITY OF ADDITIONAL DEBT OR EQUITY CAPITAL. MANY OF SUCH FACTORS WILL BE BEYOND THE CONTROL OF THE COMPANY AND ITS MANAGEMENT. IN ADDITION, OTHER FACTORS THAT COULD AFFECT OUR FUTURE RESULTS AND COULD CAUSE THOSE RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS ARE DISCUSSED AT GREATER LENGTH UNDER “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND APPEAR ELSEWHERE IN THIS QUARTERLY REPORT. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS SHOULD NOT BE CONSTRUED AS EXHAUSTIVE, AND WE DO NOT UNDERTAKE, AND SPECIFICALLY DISCLAIM ANY OBLIGATION TO UPDATE, ANY FORWARD-LOOKING STATEMENTS TO REFLECT OCCURRENCES OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ACTIVANT SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	September 30,	December 31,
	2004	2004
		(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$32,065	$32,975
Trade accounts receivable, net of allowance for doubtful accounts of $5,639 and $5,986 at September 30, 2004 and December 31, 2004, respectively	33,516	35,758
Inventories, net	2,668	3,318
Investment in leases, net	430	381
Deferred income taxes	430	430
Prepaid income taxes	5,338	2,079
Prepaid expenses and other current assets	2,758	2,555

Total current assets	77,205	77,496

Service parts, net	1,308	1,162
Property and equipment, net	4,945	4,306
Long-term investment in leases	87	1
Capitalized computer software costs, net	5,482	4,903
Databases, net	5,290	5,200
Goodwill	79,541	79,541
Other assets	15,047	14,879

Total assets	$188,905	$187,488

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Current liabilities:
Accounts payable	$9,026	$8,424
Payroll related accruals	14,175	12,180
Deferred revenue	15,418	16,450
Current portion of long-term debt	276	268
Accrued expenses and other current liabilities	9,761	4,330

Total current liabilities	48,656	41,652

Long-term debt	155,438	155,436
Deferred income taxes and other liabilities	4,831	4,920

Total liabilities	208,925	202,008

Stockholder’s deficit:
Common Stock:
Par value $0.01, authorized, issued and outstanding, 1,000 shares at September 30, 2004 and December 31, 2004	—	—
Additional paid-in capital	83,155	83,155
Retained deficit	(102,654)	(97,610)
Other accumulated comprehensive income (loss):
Cumulative translation adjustment	(521)	(65)

Total stockholder’s deficit	(20,020)	(14,520)

Total liabilities and stockholder’s deficit	$188,905	$187,488

See accompanying notes

ACTIVANT SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended
	December 31,
	2003	2004
Revenues:
Systems	$20,987	$24,992
Services	35,714	35,947

Total revenues	56,701	60,939
Cost of revenues:
Systems	11,875	14,800
Services	15,037	13,972

Total cost of revenues	26,912	28,772

Gross profit	29,789	32,167
Operating expenses:
Sales and marketing	8,426	8,510
Product development	3,928	4,070
General and administrative	6,782	7,386

Total operating expenses	19,136	19,966

Operating income	10,653	12,201
Interest expense	(5,032)	(4,421)
Foreign exchange gain (loss)	(67)	39
Gain on sale of assets	6,270	—
Other income, net	93	409

Income before income taxes	11,917	8,228
Income tax expense	4,702	3,184

Net income	$7,215	$5,044

Comprehensive income:
Net income	$7,215	$5,044
Foreign currency translation adjustment	(158)	456

Comprehensive income	$7,057	$5,500

See accompanying notes

ACTIVANT SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	December 31,
	2003	2004
OPERATING ACTIVITIES
Net income	$7,215	$5,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,409	1,314
Amortization	2,747	2,071
Deferred income taxes	500	—
Equity income from partnerships	(50)	(56)
Lease loss provision	(153)	5
Provision for doubtful accounts	1,634	682
Gain on sale of assets	(6,270)	—
Other, net	(115)	501
Changes in assets and liabilities:
Trade accounts receivable	(3,818)	(2,924)
Inventories	433	(650)
Investment in leases	952	130
Prepaid expenses and other assets	3,806	3,489
Accounts payable	(203)	(602)
Deferred revenue	1,349	1,032
Accrued expenses and other liabilities	(5,496)	(7,337)

Net cash provided by operating activities	3,940	2,699

INVESTING ACTIVITIES
Purchase of property and equipment	(575)	(285)
Capitalized computer software costs and databases	(1,526)	(1,205)
Purchase of service parts	(414)	(225)
Proceeds from sale of assets	7,212	—
Equity distributions from partnerships	42	—

Net cash provided by (used in) investing activities	4,739	(1,715)

FINANCING ACTIVITIES
Payment on long-term debt	(18)	(74)

Net cash used in financing activities	(18)	(74)

Net change in cash and cash equivalents	8,661	910
Cash and cash equivalents, beginning of period	10,215	32,065

Cash and cash equivalents, end of period	$18,876	$32,975

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$7,794	$8,244

Income taxes	$193	$—

See accompanying notes

ACTIVANT SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Activant Solutions Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at December 31, 2004, final amounts may differ from these estimates.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended September 30, 2004 included in the Company’s Annual Report to Shareholders on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2004.

2. DEBT

The Company’s long-term debt consists of the following (in thousands):

		Three Months
	Year Ended	Ended
	September 30, 2004	December 31, 2004
Senior Notes, net of discount	$155,272	$155,336
Other	442	368

Total debt	155,714	155,704
Current portion	(276)	(268)

Long-term debt	$155,438	$155,436

In June 2003, the Company consummated a private placement offering (the “Senior Notes Offering”) of $155.0 million, net of discount of $2.0 million, of 10.5% Senior Notes due 2011 (the “Senior Notes”). Concurrently with the consummation of the Senior Notes Offering the Company amended and restated its credit agreement by entering into a new $15.0 million senior credit facility (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement includes letters of credit up to a $5.0 million maximum and matures in June 2006. The terms of the Amended and Restated Credit Agreement restrict certain activities of the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. The Company must also meet certain tests relating to financial amounts and ratios defined in the Amended and Restated Credit Agreement. As of December 31, 2004, the Company was in compliance with the financial amounts and ratios as defined in the Amended and Restated Credit Agreement and measured quarterly.

3. INCOME TAXES

The Company recorded income tax expense for the three months ended December 31, 2004 at an effective rate of 38.7%, which is based on the Company’s anticipated results for the full fiscal year. The Company’s income tax expense differs from the amount computed by applying the statutory rate to income before income taxes due to the impact of permanent differences, such as meals and entertainment expense.

4. COMMON STOCK OPTION PLAN

During the quarter ended December 31, 2004, Activant Solutions Holdings Inc. (“Holdings”), the Company’s parent company, approved the grant of 3,000,000 options and 3,700 options under the Activant Solutions Holdings, Inc. 2000 stock option plan, as amended, and 2001 stock option plan, as amended, respectively, to certain employees of the Company at an exercise price of $2.25 per share.

The Company uses the intrinsic value method in accounting for employee stock options. Because the exercise price of the employee stock options was greater than or equal to the market price of the underlying stock, as determined by Holdings’ Board of Directors, on the date of grant, no compensation expense was recognized.

The Company’s pro forma information, as if the fair value based method of SFAS No. 123 had been applied in measuring compensation cost for stock based awards, is as follows (amounts in thousands):

	Three months ended December 31,
	2003	2004
Net income reported	$7,215	$5,044
Pro forma stock-based comp. expense, net of tax	68	187

Pro forma net income	$7,147	$4,857

5. SUBSEQUENT EVENT

On January 24, 2005, Activant Solutions Inc. (the “Company”) and Activant Solutions Acquisitionco Ltd., a newly-formed wholly owned Canadian subsidiary of the Company (“Offeror”), entered into a Support Agreement (the “Support Agreement”) with Speedware Corporation Inc. (“Speedware”), pursuant to which Offeror will make an offer (the “Offer”) to purchase all of the issued and outstanding shares of common stock of Speedware, including all shares of common stock issuable upon conversion of outstanding stock options and warrants prior to the Offer’s expiration time, for CDN$3.91 per share in cash. Based on the total number of shares, options and warrants outstanding on January 24, 2005 and assuming the exercise in full of all such outstanding options and warrants prior to the expiration time of the Offer, the total consideration payable by Offeror is expected to be approximately CDN$143 million less the proceeds from the exercise of options and warrants.

6. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The Company is required to adopt SFAS 123R in the fourth quarter of fiscal 2005, beginning July 1, 2005. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is currently evaluating the expected impact that the adoption of SFAS 123R will have on its consolidated statement of operations.

7. SEGMENT REPORTING

Prior to fiscal year 2005, the Company’s operations were organized around two reportable segments consisting of an automotive segment and a segment doing business in certain non-automotive segments (formerly referred to as the Industry Solutions Group). Effective October 1, 2004, a new organizational and reporting structure was established that involved, among other things, separating the customers and revenue of the non-automotive segment into four segments: (i) Hardware and Home Center, (ii) Lumber and Building Material, (iii) Wholesale Trade, and (iv) Manufacturing and Other Distribution. Organizationally, the functional operating areas that support all of the Company’s segments including customer support, product development, and sales and marketing were integrated under a common reporting and management structure to achieve operating efficiencies. This new organizational and reporting structure will benefit investors by providing financial information for each of the vertical segments in which the Company participates. The Company is in the process of developing processes and systems to accurately capture the financial results of these five distinct reportable segments. Until this revised financial information is available, the Company will continue to present segment information split between the automotive segment and the non-automotive segments.

The Company’s non-automotive segments and automotive segment both provide management solutions consisting of:

•	proprietary software applications, third party hardware and peripherals, and implementation and training;

•	ongoing hardware and software support and maintenance for its installed customer base; and

•	databases, exchanges and other information services, including the market-leading electronic catalog in the automotive parts aftermarket.

The Company’s automotive segment serves automotive aftermarket manufacturers, wholesalers, distributors, professional installers, retailers and service chains in North America and Europe. The Company’s non-automotive segments serve a variety of retailers and wholesale distributors in the hardware and home center, lumber and building materials, home improvement, paint and decorating, flooring, lawn, garden, agribusiness, industrial supply, plumbing supply, HVACR (heating, ventilating, air conditioning and refrigeration) and electrical supply industries, primarily in the United States. Total assets are not allocated by segment.

The Company’s president and chief executive officer (the “CEO”) has been identified as the chief operating decision maker in assessing the performance of the segments and the allocation of resources to the segments. Each reportable segment is managed separately on a revenue basis but the functional operating areas that support all of the segments are integrated. The CEO relies on the information derived directly from the Company’s management reporting system. The primary financial measure used by the CEO in assessing performance and allocating resources to the segments is revenue and gross profit or revenue less cost of revenues.

	Three Months Ended		Three Months Ended
	December 31, 2003		December 31, 2004
	Non-		Non-
	Automotive	Automotive	Automotive	Automotive
Revenues:
Systems	$16,715	$4,272	$21,568	$3,424
Services	12,998	22,716	14,091	21,856

Total Revenues	$29,713	$26,988	$35,659	$25,280

Gross Profit:
Systems	$8,134	$978	$9,534	$658
Services	7,076	13,601	7,787	14,188

Total Gross Profit	$15,210	$14,579	$17,321	$14,846

Capital expenditures	$571	$1,169	$384	$961

Geographic Segments

A breakdown by geographic area of total revenues and total assets is shown below. The Americas geographic area covers the United States and Canada. The Europe geographic area covers the United Kingdom, Ireland and France.

	Three Months Ended			Three Months Ended
	December 31, 2003			December 31, 2004
	Americas	Europe	Total	Americas	Europe	Total
Revenues	$55,202	$1,499	$56,701	$59,202	$1,737	$60,939
Total Assets	$202,070	$3,202	$205,272	$187,525	$(37)	$187,488

8. GUARANTOR CONSOLIDATION

The Senior Notes are guaranteed by the Company’s existing, wholly-owned domestic subsidiaries Triad Systems Financial Corporation, Triad Data Corporation, CCI/TRIAD Gem, Inc., Triad Systems Corporation and CCI/ARD, Inc. The Company’s other subsidiaries (the “Non-Guarantors”) are not guaranteeing the Senior Notes. The following tables represent certain stand-alone information of the Company, the Guarantors and Non-Guarantors.

	Guarantor
			Non-
	Principal	Guarantor	Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total assets as of December 31, 2004	$194,866	$43,397	$4,263	$(55,038)	$187,488
Stockholder’s equity (deficit) as of December 31, 2004	(47,143)	42,454	2,902	(12,733)	(14,520)
Revenue for the three months ended December 31, 2004	57,517	178	3,291	(47)	60,939
Revenue for the three months ended December 31, 2003	53,446	290	2,967	(2)	56,701
Net income (loss) for the three months ended December 31, 2004	4,698	(208)	554	—	5,044
Net income (loss) for the three months ended December 31, 2003	8,599	(1,294)	(90)	—	7,215
Net cash provided by operating activities for the three months ended December 31, 2004	2,614	476	(391)	—	2,699
Net cash provided by operating activities for the three months ended December 31, 2003	$3,545	$151	$244	$—	$3,940

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, the terms the “Company”, “we”, “us”, and “our” refer to Activant Solutions Inc. and its subsidiaries.

Overview

We are a leading provider of business management solutions primarily to retailers and wholesale distributors in the retail hardware and home center market, the lumber and building materials market, the wholesale trade market, and the automotive parts aftermarket. Our business management solutions include systems, customer support and information services that our customers use to manage their critical day-to-day business operations through automated point-of-sale, inventory management, general accounting and enhanced data collection. Our revenues are derived from the following:

• Business management systems comprised of proprietary software applications, implementation and training and third-party hardware and peripherals. For the three months ended December 31, 2004, systems revenues accounted for approximately 41% of our total revenues.

• Subscription-based services, which are generally recurring in nature, including software and hardware support, maintenance, our electronic automotive parts catalog and other services. For the three months ended December 31, 2004, services revenues accounted for approximately 59% of our total revenues.

Our operations have historically been organized into two principal business units—an automotive segment and a group doing business in several non-automotive segments (formerly referred to as the Industry Solutions Group). The automotive segment serves the automotive parts aftermarket, which includes manufacturers, warehouse distributors, parts stores, professional installers, and several chains in North America and Europe. For the three months ended December 31, 2004, the automotive segment generated approximately 41% of our total revenues. The non-automotive segment customers include a variety of retailers and wholesale distributors in the retail hardware, lumber, home improvement, lawn and garden, farm supply, electrical supply and other industries primarily in the United States. For the three months ended December 31, 2004, the non-automotive segments generated approximately 59% of our total revenues.

Segment Reporting and Classification

Prior to fiscal year 2005, our operations were organized around two reportable segments consisting of an automotive segment and a group doing business in several non-automotive segments. The non-automotive segments were formerly referred to as the Industry Solutions Group. Effective October 1, 2004, a new organizational structure was established that involved, among other things, separating the businesses of the non-automotive segment into four segments: (i) Hardware and Home Center, (ii) Lumber and Building Material, (iii) Wholesale Trade, and (iv) Manufacturing and Other Distribution. We believe that this new reporting structure will benefit our investors by providing financial information for each of the vertical segments in which we participate. We are currently developing processes and systems to accurately capture the financial results of these five distinct reportable segments. Until this revised financial information is available, we will continue to present the automotive and non-automotive segment information.

Our president and chief executive officer (the “CEO”) has been identified as the chief operating decision maker in assessing the performance of the segments and the allocation of resources to the segments. Each reportable segment is managed separately. The CEO relies on the information derived directly from our management reporting system. The primary financial measure used by the CEO in assessing performance and allocating resources to the segments is gross profit, a measure that is comprised of revenue less cost of revenues as described below under “Key Components of Results of Operations”.

Key Trends

Over the past several years, we have noted several trends that we believe are integral to understanding our financial results and condition:

• Growth in Systems Revenues in the non-automotive segments. The non-automotive segments’ systems revenues have grown at an annual rate of over 26% over the last four years. This growth has been a result of stronger relationships and licensing agreements with all three primary cooperatives in the hardware and home center segment, increased sales of upgraded software applications to customers, increased demand for our Falcon product in the lumber and building materials segment, and entry into the wholesale trade segment. Increased systems revenues generally result in increased support revenues in future years as we add new customers and new products.

• Increased Profit Margins. We have improved our gross profit margin and operating profit margin every year through product mix, disciplined operating processes and a more efficient sales and marketing strategy.

• Lower Customer Retention on Our Older Products. As we stop actively developing and selling several of our older systems, especially in our automotive segment, we have experienced reduced rates of customer retention. We have developed various upgrade paths for these customers and have undertaken a specific customer services campaign to increase retention rates for customers who elect to continue to operate with our older systems. Despite our efforts, we have experienced year-over-year decreases in our automotive segment services revenues and we expect lower levels of customer retention to continue.

• Consolidation of Our Customers, Especially in the Automotive Parts Aftermarket. As in most industries, our customers are undergoing consolidation. When one of our customers acquires a company that does not currently use our systems, we typically benefit in the form of new systems sales and increased services revenues associated with that customer. When a company not currently using our systems acquires one of our customers, we typically lose services revenues. We believe that consolidation has been neither a material benefit nor a material detriment to our operating results over the past three years.

• Loss of Key Customer. In the fourth quarter of fiscal year 2004, our largest automotive segment customer, General Parts, Inc. (“GPI”) informed us of its intention to replace our J-CON parts store system with its own branded product at its company-owned stores, and to recommend that its independent affiliated stores also replace the J-CON system. GPI has indicated that the replacement of the J-CON system in its company owned stores would be phased in over a period of approximately one year. J-CON system sales revenue and services revenue for all of GPI’s company-owned stores and independent affiliated stores was approximately $1.8 million and $7.5 million for the year ended September 30, 2004, respectively. Recently, GPI representatives informed the Company that they now intend to discontinue the use of our catalog at their stores. Though we are uncertain of the precise timing of GPI’s transition from our catalog to a newly developed custom GPI catalog, we expect that it will occur over the next two years as they roll out their new store system. We intend to continue to work with GPI to maintain as much of that catalog business as possible, but cannot predict whether we will be successful. Our catalog revenue from GPI’s JCON systems in fiscal year 2004 was $6.5 million.

Subsequent Event

On January 24, 2005, the Company and Activant Solutions Acquisitionco Ltd., a newly-formed wholly owned Canadian subsidiary of the Company (“Offeror”), entered into a Support Agreement (the “Support Agreement”) with Speedware Corporation Inc. (“Speedware”), pursuant to which Offeror will make an offer (the “Offer”) to purchase all of the issued and outstanding shares of common stock of Speedware, including all shares of common stock issuable upon conversion of outstanding stock options and warrants prior to the Offer’s expiration time, for CDN$3.91 per share in cash. Based on the total number of shares, options and warrants outstanding on January 24, 2005 and assuming the exercise in full of all such outstanding options and warrants prior to the expiration time of the Offer, the total consideration payable by Offeror is expected to be approximately CDN$143 million less the proceeds from the exercise of options and warrants.

The Support Agreement contains customary representations, warranties and covenants for a transaction of this type. The obligation of Offeror to make the Offer is subject to the satisfaction or waiver of certain conditions, including a condition that certain regulatory approvals have been obtained. The obligation of Offeror to consummate the Offer is also subject to the satisfaction or waiver by Offeror of certain customary conditions, including a condition that at least 66 2/3% of the fully diluted outstanding shares of common stock of Speedware have been validly tendered and not withdrawn at the expiration time of the Offer.

In connection with the Support Agreement, Speedware has agreed since December 6, 2004, to cease, and cause to be terminated, any existing discussions or negotiations with any parties (other than the Company and the Offeror) with respect to any proposal that constitutes, or may reasonably be expected to lead to, a proposal to acquire Speedware (an “Acquisition Proposal”). If at any time after execution of the Support Agreement, the Board of Directors of Speedware takes certain actions with respect to its support of the Offer or any other Acquisition Proposal, Speedware is required to pay to the Company a break-up fee equal to approximately CDN$5.7 million.

The Support Agreement may be terminated upon the occurrence of customary events for a transaction of this nature.

The purchase price for the Offer is intended to be funded by Offeror through a combination of proceeds of at least $90 million in debt financing, cash on hand and, if necessary, revolving credit borrowings under our existing senior credit facility, which is being amended in connection with the transaction. We have received commitments from financial institutions for approximately $90 million in debt financing, subject to entering into a definitive agreement contemporaneously with the closing of the Acquisition.

Sale of Assets

On October 1, 2003, we sold certain non-core assets consisting of our Automotive Recycling Division. The total sales price was $6.7 million plus net working capital of $0.5 million, which resulted in a gain of $6.3 million in the first quarter of fiscal year 2004.

Key Components of Results of Operations

Revenues. We derive revenues primarily from two sources: systems revenues and services revenues. Systems revenues include the sale of our software applications, implementation, training and third-party computer hardware equipment and associated peripherals. Systems revenues are generally non-recurring in nature. Services revenues generally consist of revenues associated with the software and hardware support and maintenance of our systems, as well as revenues from the sale of information databases, including our electronic automotive parts catalog, data warehouses, system connectivity services and business product sales. Services revenues are generally recurring in nature.

Cost of Revenues. Cost of systems revenues primarily includes computer hardware and peripherals purchased from third parties, the labor and overhead associated with integrating, shipping, installing and training customers on our systems and the amortization of capitalized software costs. Cost of services revenues primarily includes personnel costs associated with the software and hardware support and maintenance of our systems, personnel costs associated with data entry into our information databases, bad debt expense, the amortization of capitalized databases and telecommunications and facility costs.

Sales and Marketing Expense. Sales and marketing expense primarily consists of personnel costs associated with our sales and marketing efforts, commissions, and bad debt expense related to our accounts receivable. A portion of depreciation, amortization, telecommunications and facility costs is allocated to sales and marketing expense based on estimated usage.

Product Development Expense. Product development expense primarily consists of personnel costs and contract services associated with the development and maintenance of our software and databases. A portion of depreciation, amortization, telecommunications and facility costs is allocated to product development expense based on estimated usage.

General and Administrative Expense. These costs include departmental costs for executive, legal, administrative services, finance, telecommunications, facilities and information technology. A portion of depreciation, amortization, telecommunications and facility costs is allocated to general and administrative expense based on estimated usage.

Other Income (Expense). Other income (expense) includes income from partnerships, which are being accounted for under the equity method, and earnings from investments of our 401(e) deferred compensation plan.

Historical Results of Operations

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Revenues. The following table sets forth, for the periods indicated, our systems revenues, services revenues and total revenues and the variance thereof.

	Three Months Ended
	December 31,
	2003	2004	Variance $	Variance %
	(in thousands)
Systems Revenues:
Non-Automotive Segments	$16,715	$21,568	$4,853	29.0%
Automotive Segment	4,272	3,424	(848)	(19.9)%

Total Systems Revenues	$20,987	$24,992	$4,005	19.1%
Services Revenues:
Non-Automotive Segments	$12,998	$14,091	$1,093	8.4%
Automotive Segment	22,716	21,856	(860)	(3.8)%

Total Services Revenue	$35,714	$35,947	$233	0.7%
Total Revenues:
Non-Automotive Segments	$29,713	$35,659	$5,946	20.0%
Automotive Segment	26,988	25,280	(1,708)	(6.3)%

Total Revenues	$56,701	$60,939	$4,238	7.5%

Total Revenues. Total revenues for the three months ended December 31, 2004 increased by approximately $4.2 million, or 7.5%, compared to the three months ended December 31, 2003. This increase was comprised of a $4.0 million increase in systems revenues and a $0.2 million increase in services revenues.

Factors affecting systems revenues for the three months ended December 31, 2004.

• The increase in systems revenues for the non-automotive segments is principally due to additional sales to new customers, primarily in the retail hardware and lumber and building materials markets, and, to a lesser extent, an increase in add-on sales to existing customers.

• The decrease in systems revenues for the automotive segment is primarily due to lower sales to our largest automotive customer associated with the replacement of our J-CON parts store system with its own branded system.

Factors affecting services revenues for the three months ended December 31, 2004.

• The increase in services revenues for the non-automotive segments was primarily due to an increase in software and hardware support and maintenance revenues from new and existing customers.

• The automotive segment continued to experience a decline in services revenues associated with customer attrition from our older systems, which was partially offset by growth in connectivity revenues. We expect that services revenues from our older systems will continue to decline.

Cost of Revenues. The following table sets forth, for the periods indicated, our cost of revenues and the variance thereof.

	Three Months Ended
	December 31,
	2003	2004	Variance $	Variance %
	(in thousands)
Cost of Systems Revenues:
Non-Automotive Segments	$8,581	$12,034	$3,453	40.2%
Automotive Segment	3,294	2,766	(528)	(16.0)%

Total Cost of Systems Revenues	$11,875	$14,800	$2,925	24.6%
Cost of Services Revenues:
Non-Automotive Segments	$5,922	$6,304	$382	6.5%
Automotive Segment	9,115	7,668	(1,447)	(15.9)%

Total Cost of Services Revenues	$15,037	$13,972	$(1,065)	(7.1)%
Total Cost of Revenues:
Non-Automotive Segments	$14,503	$18,338	$3,835	26.4%
Automotive Segment	12,409	10,434	(1,975)	(15.9)%

Total Cost of Revenues	$26,912	$28,772	$1,860	6.9%

The following table sets forth, for the periods indicated, the cost of revenues as a percentage of revenues.

	Three Months
	Ended
	December 31,
	2003	2004
Systems:
Non-Automotive Segments	51.3%	55.8%
Automotive Segment	77.1%	80.8%

Total Cost of Systems Revenues as a Percentage of Total Systems Revenues	56.6%	59.2%
Services:
Non-Automotive Segments	45.6%	44.7%
Automotive Segment	40.1%	35.1%

Total Cost of Services Revenues as a Percentage of Total Services Revenues	42.1%	38.9%
Total Cost of Revenues:
Non-Automotive Segments	48.8%	51.4%
Automotive Segment	46.0%	41.3%

Total Cost of Revenues as a Percentage of Total Revenues	47.5%	47.2%

Total Cost of Revenues. Total cost of revenues for the three months ended December 31, 2004, increased by approximately $1.9 million, or 6.9%, compared to the three months ended December 31, 2003 due to an increase in revenues. Cost of revenues as a percentage of sales continued to improve from 47.5% for the three months ended December 31, 2003 to 47.2% for the three months ended December 31, 2004 due to increased operational efficiency.

Cost of Systems Revenues. Cost of systems revenues increased to 59.2% of total systems revenues for the three months ended December 31, 2004 compared to 56.6% for the three months ended December 31, 2003. The increase in cost of systems revenues is predominantly due to increased sales of systems during the three months ended December 31, 2004. The increase in cost of systems revenues as a percentage of systems revenues is primarily a result of higher installation costs.

• The increase in cost of systems revenues for the non-automotive segments is a result of its increased sales of systems. The increase in the non-automotive segment’s cost of systems revenues as a percentage of systems revenues was primarily due to additional personnel costs associated with the higher level of system installs.

• The automotive segment experienced an increase in the cost of systems revenues as a percentage of systems revenues due to the product mix of systems sold as well as higher installation and third party hardware costs.

Cost of Services Revenues. Cost of services revenues declined to 38.9% of total services revenues for the three months ended December 31, 2004 compared to 42.1% for the three months ended December 31, 2003. Cost of services revenues as a percentage of services revenues declined in both the non-automotive segment and the automotive segment. These declines for the three months ended December 31, 2004, are the result of the following:

• Cost of services revenues for the non-automotive segments declined due to lower hardware maintenance costs on systems for our installed customer base.

• Cost of services revenues for the automotive segment declined due to lower personnel, hardware support costs and software amortization costs.

Gross Profit. The following table sets forth, for the periods indicated, our gross profit and the variance thereof.

	Three Months Ended
	December 31,
	2003	2004	Variance $	Variance %
	(in thousands)
Systems Gross Profit:
Non-Automotive Segments	$8,134	$9,534	$1,400	17.2%
Automotive Segment	978	658	(320)	(32.7)%

Total Systems Gross Profit	$9,112	$10,192	$1,080	11.9%
Services Gross Profit:
Non-Automotive Segments	$7,076	$7,787	$711	10.0%
Automotive Segment	13,601	14,188	587	4.3%

Total Services Gross Profit	$20,677	$21,975	$1,298	6.3%
Total Gross Profit:
Non-Automotive Segments	$15,210	$17,321	$2,111	13.9%
Automotive Segment	14,579	14,846	267	1.8%

Total Gross Profit	$29,789	$32,167	$2,378	8.0%

The following table sets forth, for the periods indicated, the gross profit as a percentage of revenues.

	Three Months Ended
	December 31,
	2003	2004
Systems:
Non-Automotive Segments	48.7%	44.2%
Automotive Segment	22.9%	19.2%

Total Systems Gross Profit as a Percentage of Systems Revenues	43.4%	40.8%
Services:
Non-Automotive Segments	54.4%	55.3%
Automotive Segment	59.9%	64.9%

Total Services Gross Profit as a Percentage of Services Revenues	57.9%	61.1%
Total Gross Profit:
Non-Automotive Segments	51.2%	48.6%
Automotive Segment	54.0%	58.7%

Total Gross Profit as a Percentage of Revenues	52.5%	52.8%

For the reasons described above, total gross profit increased by $2.4 million, or 8.0%, for the three months ended December 31, 2004 compared to the three months ended December 31, 2003.

Operating Expenses. The following table sets forth, for the periods indicated, our operating expenses and the variance thereof.

	Three Months Ended
	December 31,
	2003	2004	Variance $	Variance %
	(in thousands)
Sales and Marketing Expense	$8,426	$8,510	$84	1.0%
Product Development Expense	3,928	4,070	142	3.6%
General and Administrative Expense	6,782	7,386	604	8.9%

Total Operating Expenses	$19,136	$19,966	$830	4.3%

Operating expenses increased by $0.8 million, or 4.3%, for the three months ended December 31, 2004, compared to the three months ended December 31, 2003.

• Sales and Marketing Expense. Sales and marketing expense increased slightly due to higher commissions and related benefits associated with increased sales activity. These personnel costs were partially offset by reduced bad debt and trade show expenses.

• Product Development Expense. Product development expense increased due to higher activity associated with projects in early stage development that are not being capitalized since they have not reached technical feasibility.

• General and Administrative Expense. General and administrative expense increased by $0.6 million, or 8.9%, for the three months ended December 31, 2004, compared to the three months ended December 31, 2003. The first quarter of fiscal year 2005 included $1.0 million of severance costs associated with the termination of our former Chairman, President and Chief Executive Officer. These severance costs were partially offset by lower legal costs and telecommunication costs.

Interest Expense. Interest expense for the three months ended December 31, 2004 was $4.4 million, compared to $5.0 million for the three months ended December 31, 2003, a decrease of $0.6 million, or 12.0%. In the third quarter of fiscal year 2004, we redeemed the remaining $17.5 million of 9% senior subordinated notes. See “Liquidity and Capital Resources.”

Gain on Sale of Assets. The first quarter of fiscal year 2004 includes a gain on sale of assets of $6.3 million related to the sale of our Automotive Recycling Division (“ARD”) on October 1, 2003.

Net Income. As a result of the above factors, we realized net income of $5.0 million for the three months ended December 31, 2004, compared to a net income of $7.2 million for the three months ended December 31, 2003. Excluding the one-time gain on the sale of ARD, net income before income taxes improved by $2.6 million, or 46.4%, from $5.6 million for the quarter ending December 31, 2003 to $8.2 million for the quarter ending December 31, 2004.

Liquidity and Capital Resources

As of December 31, 2004, we had $155.7 million in outstanding indebtedness comprised of $155.3 million of 10 1/2% senior notes due 2011, net of a $2.0 million discount, and $0.4 million of debt related to lease financing that matures in varying amounts over the next three years. Our Amended and Restated Credit Agreement provides for maximum borrowings of up to $15.0 million including a maximum $5.0 million of letters of credit. As of December 31, 2004, there were no borrowings under the Amended and Restated Credit Agreement, however, there was $0.5 million of letters of credit issued. Borrowings under the Amended and Restated Credit Agreement bear interest at floating rates; therefore, our financial condition could be affected by changes in prevailing rates.

Our Amended and Restated Credit Agreement and our indenture governing the 10 1/2% senior notes due 2011 impose certain restrictions on us, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. In addition, under the Amended and Restated Credit Agreement, we are obligated to meet certain tests relating to certain financial amounts and ratios as defined in the Amended and Restated Credit Agreement. At December 31, 2004, we were in compliance with these covenants.

Our principal liquidity requirements are for debt service, capital expenditures and working capital.

Our ability to service our indebtedness will depend on our ability to generate cash in the future. Our net cash provided by operating activities was $2.7 million and $3.9 million for the three months ended December 31, 2004 and 2003, respectively. The decrease in cash flow provided by operating activities from the three months ended December 31, 2003 compared to the three months ended December 31, 2004 was primarily due to severance costs associated with the termination of our former Chairman, President and Chief Executive Officer.

Our investing activities used net cash of $1.7 million and provided net cash of $4.7 million during the three months ended December 31, 2004 and 2003, respectively. The cash provided in investing activities for the three months ended December 31, 2003 included the $7.2 million received from the sale of ARD. Our capital expenditures were $1.7 million and $2.5 million for the three months ended December 31, 2004 and 2003, respectively. These figures included capitalized computer software and database costs of $1.2 million and $1.5 million for the three months ended December 31, 2004 and 2003, respectively.

From time to time, we intend to pursue acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund future cash acquisitions primarily with cash flow from operations and borrowings, including borrowing from the amounts available under our Amended and Restated Credit Agreement or through new debt issuances. We may also issue additional equity either directly or in connection with any such acquisitions. There can be no assurance that acquisition funds will be available at terms acceptable to us.

We believe that cash flows from operations, together with the amounts available under our Amended and Restated Credit Agreement, will be sufficient to fund our working capital and debt service requirements. Our ability to meet our working capital and debt service requirements, however, is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If we are not able to meet such requirements, we may be required to seek additional financing. There can be no assurance that we will be able to obtain financing from other sources on terms acceptable to us, if at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. There have been no material changes in the quarter ended December 31, 2004.

Item 4. Controls and Procedures.

(a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Our President and Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), reviewed and participated in this evaluation and have concluded that as of the end of our most recent fiscal quarter, our disclosure controls were effective.

(b) Internal controls. During the period covered by this report, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the internal controls over financial reporting and to assert in our Annual Report on Form 10-K for the year ended September 30, 2005, whether the internal controls over financial reporting at September 30, 2005 are effective. Any material weaknesses in internal controls over financial reporting existing at that date will preclude management making a positive assertion that our internal controls are effective. We are currently undergoing a comprehensive effort to document and confirm that our system of internal controls is designed appropriately and operating effectively. To date, the testing and evaluation has uncovered no significant deficiencies or material weaknesses. Should we identify any internal controls deficiencies that we would consider to be material, we would endeavor to implement the required changes and test the revised internal control procedures in order to make a positive assertion as to the effectiveness of the internal controls over financial reporting. There can be no assurance that any material weakness or other deficiency so identified would be resolved in time to permit our management to make a positive assertion that our internal controls are effective as of September 30, 2005 and for our independent auditors to complete the procedures necessary for them to issue an attestation report to this effect prior to the required filing date for our Form 10-K.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party to various legal proceedings and administrative actions, which arise in the ordinary course of business, except as noted below. In the opinion of our management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on our results of operations, financial conditions or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

Reference is made to Part I, Item 4 “Submissions of Matters to a Vote of Security Holders” in the Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Item 5. Other Information.

None

Item 6. Exhibits.

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by A. Laurence Jones.*

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Greg Petersen.*

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by A. Laurence Jones.*

32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Greg Petersen.*

*	Filed Herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 10th day of February 2005.

ACTIVANT SOLUTIONS INC.

By:	/s/ GREG PETERSEN
Greg Petersen
Senior Vice President and Chief Financial Officer