Form 10-Q
period 2005-03-31
ACTIVANT SOLUTIONS INC /DE/
filed 2005-05-16
CIK 1059103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☑ No ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 13, 2005
Common Stock	1,000 shares

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

•	LOSS OR OBSOLESCENCE OF THE PROPRIETARY TECHNOLOGY ON WHICH WE DEPEND;

•	CHANGES IN THE MARKETS IN WHICH WE COMPETE INCLUDING THE MANNER IN WHICH AUTO PARTS OR HARDWARE AND LUMBER ARE SOURCED, SOLD, DISTRIBUTED OR INVENTORIED, AND CHANGES IN ECONOMIC CONDITIONS IN THESE MARKETS GENERALLY;

•	CLAIMS BY THIRD PARTIES THAT WE ARE INFRINGING ON THEIR INTELLECTUAL PROPERTY RIGHTS;

•	LOSS OF OUR EXECUTIVE OFFICERS AND OTHER KEY PERSONNEL;

•	INCREASED COMPETITION OR FAILURE TO EFFECTIVELY COMPETE;

•	LOSS OF KEY CUSTOMERS OR INCREASE IN ATTRITION RATES WITH RESPECT TO REVENUE WHICH MANAGEMENT VIEWS AS RECURRING;

•	MANUFACTURING DEFECTS OR ERRORS IN OUR SOFTWARE;

•	PROLONGED UNFAVORABLE GENERAL ECONOMIC AND MARKET CONDITIONS;

•	FAILURE TO RECOUP THE COST OF INVESTMENT IN NEW BUSINESSES INTO WHICH WE MAY EXPAND, AND

•	INCREASES IN OUR COST OF BORROWINGS OR UNAVAILABILITY OF ADDITIONAL DEBT OR EQUITY CAPITAL.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ACTIVANT SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	March 31,
	2004	2005
		(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$32,065	$58,417
Trade accounts receivable, net of allowance for doubtful accounts of $5,639 and $6,208 at September 30, 2004 and March 31, 2005, respectively	33,516	40,574
Inventories, net	2,668	4,953
Investment in leases, net	430	419
Deferred income taxes	430	961
Prepaid income taxes	5,338	4,155
Prepaid expenses and other current assets	2,758	5,742

Total current assets	77,205	115,221

Service parts, net	1,308	1,026
Property and equipment, net	4,945	5,518
Capitalized computer software costs, net	5,482	4,463
Databases, net	5,290	5,097
Goodwill	79,541	175,735
Other assets	15,134	32,209

Total assets	$188,905	$339,269

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Current liabilities:
Accounts payable	$9,026	$13,726
Payroll related accruals	14,175	12,415
Deferred revenue	15,418	22,140
Current portion of long-term debt	276	351
Accrued expenses and other current liabilities	9,761	19,945

Total current liabilities	48,656	68,577

Long-term debt	155,438	275,563
Deferred income taxes and other liabilities	4,831	4,868

Total liabilities	208,925	349,008

Commitments and contingencies	—	—
Minority interest	—	784

Stockholder’s deficit:
Common Stock:
Par value $0.01, authorized, issued and outstanding, 1,000 shares at September 30, 2004 and March 31, 2005	—	—
Additional paid-in capital	83,155	83,155
Retained deficit	(102,654)	(93,482)
Other accumulated comprehensive income (loss):
Cumulative translation adjustment	(521)	(196)

Total stockholder’s deficit	(20,020)	(10,523)

Total liabilities and stockholder’s deficit	$188,905	$339,269

See accompanying notes

ACTIVANT SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2005	2004	2005
Revenues:
Systems	$19,880	$22,395	$40,867	$47,570
Services	35,421	35,753	71,135	71,517

Total revenues	55,301	58,148	112,002	119,087
Cost of revenues:
Systems	11,325	13,813	23,195	28,613
Services	14,575	13,919	29,610	27,891

Total cost of revenues	25,900	27,732	52,805	56,504

Gross profit	29,401	30,416	59,197	62,583
Operating expenses:
Sales and marketing	6,917	8,462	15,344	16,972
Product development	3,556	4,076	7,485	8,146
General and administrative	5,553	5,965	12,340	13,351

Total operating expenses	16,026	18,503	35,169	38,469

Operating income	13,375	11,913	24,028	24,114
Interest expense	(4,882)	(5,298)	(9,913)	(9,719)
Foreign exchange gain (loss)	(40)	71	(107)	110
Gain on sale of assets	—	—	6,270	—
Other income, net	202	44	294	453

Income before income taxes	8,655	6,730	20,572	14,958
Income tax expense	3,258	2,602	7,960	5,786

Net income	$5,397	$4,128	$12,612	$9,172

Comprehensive income:
Net income	$5,397	$4,128	$12,612	$9,172
Foreign currency translation adjustment	(94)	(131)	(252)	325

Comprehensive income	$5,303	$3,997	$12,360	$9,497

See accompanying notes

ACTIVANT SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	March 31,
	2004	2005
OPERATING ACTIVITIES
Net income	$12,612	$9,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,751	2,538
Amortization	5,473	3,999
Deferred income taxes	781	—
Lease loss provision	(1,320)	(121)
Provision for doubtful accounts	2,390	1,247
Gain on sale of assets	(6,270)	—
Other, net	(176)	307
Changes in assets and liabilities (net of the effect of acquisition):
Trade accounts receivable	1,249	(1,779)
Inventories	283	(1,755)
Investment in leases	3,936	219
Prepaid expenses and other assets	4,076	1,446
Accounts payable	(1,443)	(388)
Deferred revenue	873	960
Accrued expenses and other liabilities	(4,875)	(3,841)

Net cash provided by operating activities	20,340	12,004

INVESTING ACTIVITIES
Purchase of property and equipment	(1,080)	(940)
Purchase of businesses, net of cash acquired	—	(95,813)
Capitalized computer software costs and databases	(2,934)	(2,393)
Purchase of service parts	(779)	(439)
Proceeds from sale of assets	7,212	—
Equity distributions from partnerships	58	135

Net cash provided by (used in) investing activities	2,477	(99,450)

FINANCING ACTIVITIES
Proceeds from debt facility	—	120,000
Debt issuance costs	—	(6,035)
Payment on long-term debt	(200)	(167)

Net cash used in financing activities	(200)	113,798

Net change in cash and cash equivalents	22,617	26,352
Cash and cash equivalents, beginning of period	10,215	32,065

Cash and cash equivalents, end of period	$32,832	$58,417

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$8,650	$9,147

Income taxes	$4,069	$4,545

See accompanying notes

ACTIVANT SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Activant Solutions Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at March 31, 2005, final amounts may differ from these estimates.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the results for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current presentation. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years.

2. ACQUISITIONS

On March 30, 2005, the Company acquired approximately 96% of the common stock of Speedware Corporation Inc. (“Speedware”) in a transaction accounted for under the purchase method of accounting. The Company acquired the remaining common stock of Speedware on April 7, 2005. Speedware is a leading vendor of vertical market-focused enterprise software solutions. The acquisition of Speedware solidifies the Company’s position as a leading provider of business management solutions to the lumber and building materials and wholesale distribution vertical markets and provides the Company’s customers a more comprehensive technology suite and deep vertical expertise.

The Company paid $95.8 million in cash on March 30, 2005 for approximately 96% of Speedware’s common stock and paid $4.1 million in cash for the remaining 4% of Speedware’s common stock on April 7, 2005. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at March 30, 2005. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets; thus, the allocation of the purchase price is subject to change. The preliminary purchase price allocation is based upon management’s best estimates of the relative fair values of the identifiable assets acquired and liabilities assumed. The preliminary purchase price was allocated based on the fair value of net assets acquired as follows (in thousands):

Trade receivables	$6,526
Property and equipment	1,442
Other assets	4,525
Goodwill	96,194
Other intangible assets	11,300
Minority interest	(784)
Accounts payable and accrued expenses	(23,390)

Total purchase price	$95,813

The allocation of the purchase price to assets acquired and liabilities assumed is based on preliminary estimates and certain assumptions that the Company believes are reasonable under the circumstances. Acquired intangible assets consist primarily of customer contracts and customer lists with a weighted average estimated useful life of five years. The amortization expense related to the acquired intangible assets is estimated to be approximately $0.9 million.

The Company’s financial statements do not include the results of operations of Speedware for the quarter ended March 31, 2005. The following table presents the unaudited proforma combined results of operations of the Company with Speedware for the three and six months ended March 31, 2004 and 2005 after giving effect to certain proforma adjustments primarily related to the amortization of acquired intangible assets and interest expense on the Company’s newly issued floating rate senior notes due 2010. Included in net income for the three and six months ended March 31, 2004 and 2005, is $0.6 million and $1.2 million, respectively, of employee costs that will not recur as a result of post acquisition restructuring activities. These unaudited proforma results are not necessarily indicative of the actual consolidated results of operations had the acquisition actually occurred on the first day of the respective periods or of future results of operations of the consolidated entities.

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2004	2005	2004	2005
Revenues	$62,309	$71,076	$126,466	$145,125
Net income	$4,212	$4,203	$10,245	$9,120

3. DEBT

The Company’s long-term debt consists of the following (in thousands):

	September 30, 2004	March 31, 2005
10 1/2% senior notes due 2011, net of discount	$155,272	$155,400
Floating rate senior notes due 2010	—	120,000
Other	442	514

Total debt	155,714	275,914
Current portion	(276)	(351)

Long-term debt	$155,438	$275,563

On March 30, 2005, the Company completed a private placement of $120 million aggregate principal amount of floating rate senior notes due April 1, 2010. The Company used the proceeds from the offering of the floating rate notes to fund the total consideration paid in connection with the Company’s purchase of all of the issued and outstanding shares of common stock of Speedware, as described in Note 2 above, and to pay transaction fees and expenses.

The floating rate notes bear interest at a rate per annum equal to LIBOR, as defined in the indenture governing the floating rate notes, plus 600 basis points payable quarterly. The floating rate notes are redeemable in whole or in part at the option of the Company on or after April 1, 2006. The Company may also redeem up to 35% of the aggregate principal amount of the floating rate notes using the proceeds from certain public equity offerings completed before April 1, 2006. Upon the occurrence of a change in control, as defined in the indenture governing the floating rate notes, the Company will be required to make an offer to purchase the floating rate notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any. The terms of the floating rate notes restrict certain activities of the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets and transactions with affiliates.

In conjunction with the issuance of the floating rate notes, the Company amended its $15.0 million Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for letters of credit up to $5.0 million. The terms of the Amended and Restated Credit Agreement restrict certain activities of the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. The Company must also meet certain tests relating to financial amounts and ratios defined in the Amended and Restated

Credit Agreement. As of March 31, 2005, the Company was in compliance with the covenants contained in the Amended and Restated Credit Agreement.

4. INCOME TAXES

The Company recorded income tax expense for the three months ended March 31, 2005 at an effective rate of 38.7%, which is based on the Company’s anticipated results for the full fiscal year. The Company’s income tax expense differs from the amount computed by applying the statutory rate to income before income taxes due to the impact of permanent differences, such as meals and entertainment expense.

5. COMMON STOCK OPTION PLAN

During the three months ended March 31, 2005, Activant Solutions Holdings Inc. (“Holdings”), the Company’s parent company, approved the grant of 1,850,000 options under the Activant Solutions Holdings Inc. amended and restated 2000 Stock Option Plan to key employees of the Company at an exercise price of $2.25 per share.

The Company uses the intrinsic value method in accounting for employee stock options. Because the exercise price of the employee stock options was greater than or equal to the market price of the underlying stock, as determined by Holdings’ Board of Directors, on the date of grant, no compensation expense was recognized.

The Company’s pro forma information, as if the fair value based method of SFAS No.123 had been applied in measuring compensation cost for stock based awards, is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2004	2005	2004	2005
Net income reported	$5,397	$4,128	$12,612	$9,172
Pro forma stock-based compensation expense, net of tax	54	157	122	344

Pro forma net income	$5,343	$3,971	$12,490	$8,828

6. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In March 2005, the Securities and Exchange Commission delayed the implementation of SFAS 123R. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning October 1, 2005. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is currently evaluating the expected impact that the adoption of SFAS 123R will have on its consolidated statement of operations.

7. SEGMENT REPORTING

In fiscal 2005, the Company began establishing a new organizational and reporting structure, whereby its reportable segments were changed in the second quarter of 2005. Commencing in the second quarter of 2005, the Company has organized the business around its products and services (“Segments”) as follows:

•	Systems, which is comprised primarily of proprietary software applications, third-party hardware and peripherals and implementation and training;

•	Product Support, which is comprised of daily operating support through our advice line, software updates, preventive and remedial on-site maintenance and depot repair services;

•	Content and Data Services, which is comprised primarily of databases, exchanges and other information services, including our electronic catalog in the automotive parts aftermarket; and

•	Other Services, which is comprised primarily of business products, such as forms and other paper products, and the revenues and earnings from our former leasing operations. Subsequent to June 2001, the Company outsourced all leasing operations to a third party and thus has not originated any new leases since that time.

Prior periods segment information has been restated to conform to the current presentation. Each reportable Segment is managed separately on a revenue and gross profit basis. The Company does not allocate operating expenses, interest expense, other expenses or assets to each Segment, as this information is not used to measure the operating performance of the Segments. Organizationally, the functional operating areas that support all of the Company’s Segments, including systems integration, installation and training, product support, data services, product development and sales and marketing, are integrated under a common reporting and management structure to achieve operating efficiencies.

The following tables set forth, for the periods indicated, the Company’s revenues, cost of revenues, gross profit and gross profit as a percentage of revenue by Segment (dollars in thousands):

	Three Months Ended March 31, 2004					Three Months Ended March 31, 2005
			Content					Content
		Product	& Data				Product	& Data
	Systems	Support	Services	Other	Total	Systems	Support	Services	Other	Total
Revenues	$19,880	$19,803	$14,111	$1,507	$55,301	$22,395	$19,704	$14,301	$1,748	$58,148
Cost of Revenues	11,325	9,074	4,588	913	25,900	13,813	8,837	3,919	1,163	27,732

Gross Profit	$8,555	$10,729	$9,523	$594	$29,401	$8,582	$10,867	$10,382	$585	$30,416

Gross Profit as a Percentage of Revenues	43.0%	54.2%	67.5%	39.4%	53.2%	38.3%	55.2%	72.6%	33.5%	52.3%

	Six Months Ended March 31, 2004					Six Months Ended March 31, 2005
			Content					Content
		Product	& Data				Product	& Data
	Systems	Support	Services	Other	Total	Systems	Support	Services	Other	Total
Revenues	$40,867	$39,726	$28,607	$2,802	$112,002	$47,570	$39,612	$28,746	$3,159	$119,087
Cost of Revenues	23,195	18,502	9,131	1,977	52,805	28,613	17,986	7,815	2,090	56,504

Gross Profit	$17,672	$21,224	$19,476	$825	$59,197	$18,957	$21,626	$20,931	$1,069	$62,583

Gross Profit as a Percentage of Revenues	43.2%	53.4%	68.1%	29.4%	52.9%	40.0%	54.6%	72.8%	33.8%	52.6%

The Company sells its products and services to four distinct vertical markets as follows:

•	Automotive (“Auto”), which includes customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks, and includes manufacturers, warehouse distributors, parts stores, professional installers and several chains in North America and Europe;

•	Hardware and Home Centers (“HWHC”), which consists of independent hardware retailers, home improvement centers, paint, glass and wallpaper stores, agribusiness and retail nurseries and gardens, primarily in the United States;

•	Lumber and Building Materials (“LBM”), which consists of retailers and distributors to builders and contractors in the lumber and building materials vertical markets, primarily in the United States; and

•	Wholesale Distribution (“WDN”), which consists of distributors in a range of markets including electrical supply, plumbing, heating and air conditioning, brick, stone and related materials, roofing, siding, insulation, industrial machinery and equipment, industrial supplies, and service establishment equipment vendors primarily in the United States.

The following tables set forth, for the periods indicated, the Company’s revenue by vertical market within each Segment (in thousands):

	Three Months Ended March 31, 2004					Three Months Ended March 31, 2005
			Content					Content
		Product	& Data				Product	& Data
	Systems	Support	Services	Other	Total	Systems	Support	Services	Other	Total
Auto	$4,743	$9,482	$12,672	$—	$26,897	$3,646	$8,705	$12,407	$—	$24,758
HWHC	8,591	6,750	844	822	17,007	11,014	7,333	1,196	1,041	20,584
LBM	6,066	3,188	167	571	9,992	7,045	3,260	215	607	11,127
WDN	480	383	428	114	1,405	690	406	483	100	1,679

Total	$19,880	$19,803	$14,111	$1,507	$55,301	$22,395	$19,704	$14,301	$1,748	$58,148

	Six Months Ended March 31, 2004					Six Months Ended March 31, 2005
			Content					Content
		Product	& Data				Product	& Data
	Systems	Support	Services	Other	Total	Systems	Support	Services	Other	Total
Auto	$9,015	$19,069	$25,801	$—	$53,885	$7,066	$17,804	$25,087	$—	$49,957
HWHC	19,215	13,579	1,659	1,513	35,966	24,520	14,502	2,245	1,905	43,172
LBM	11,291	6,262	296	1,114	18,963	14,422	6,469	417	1,073	22,381
WDN	1,346	816	851	175	3,188	1,562	837	997	181	3,577

Total	$40,867	$39,726	$28,607	$2,802	$112,002	$47,570	$39,612	$28,746	$3,159	$119,087

Geographic Segments

A breakdown by geographic area of revenues and total assets is shown below (in thousands). The Americas geographic area covers the United States and Canada. The Europe geographic area covers the United Kingdom, Ireland and France.

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2005
	Americas	Europe	Total	Americas	Europe	Total
Revenues	$53,607	$1,694	$55,301	$56,336	$1,812	$58,148
Total Assets (at end of period)	$205,324	$3,464	$208,788	$336,344	$2,925	$339,269

	Six Months Ended March 31, 2004			Six Months Ended March 31, 2005
	Americas	Europe	Total	Americas	Europe	Total
Revenues	$108,808	$3,194	$112,002	$115,539	$3,548	$119,087
Total Assets (at end of period)	$205,324	$3,464	$208,788	$336,344	$2,925	$339,269

8. GUARANTOR CONSOLIDATION

The 10 1/2 % senior notes due 2011 and the floating rate senior notes due 2010 are guaranteed by the following wholly-owned, consolidated domestic subsidiaries of the Company: Triad Systems Financial Corporation, Triad Data Corporation, CCI/TRIAD Gem, Inc., Triad Systems Corporation, CCI/ARD, Inc., Prelude Systems, Inc. and Enterprise Computer Systems, Inc. The Company’s consolidated foreign subsidiaries (the “Non-Guarantors”) are not guaranteeing the senior notes. The following tables represent certain stand-alone information of the Company, the Guarantors and Non-Guarantors (in thousands).

	Guarantor
			Non-
	Principal	Guarantor	Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total assets as of March 31, 2005	$326,631	$131,414	$52,770	$(171,546)	$339,269
Stockholder’s equity (deficit) as of March 31, 2005	(42,916)	113,195	46,772	(127,574)	(10,523)
Revenue for the three months ended March 31, 2005	54,716	127	3,305	—	58,148
Revenue for the three months ended March 31, 2004	51,920	208	3,218	(45)	55,301
Revenue for the six months ended March 31, 2005	112,188	304	6,595	—	119,087
Revenue for the six months ended March 31, 2004	105,365	498	6,186	(47)	112,002
Net income (loss) for the three months ended March 31, 2005	4,105	(138)	161	—	4,128
Net income (loss) for the three months ended March 31, 2004	5,922	(422)	(103)	—	5,397
Net income (loss) for the six months ended March 31, 2005	8,983	(345)	534	—	9,172
Net income (loss) for the six months ended March 31, 2004	14,566	(1,716)	(238)	—	12,612
Net cash provided by operating activities for the six months ended March 31, 2005	10,726	444	834	—	12,004
Net cash provided by operating activities for the six months ended March 31, 2004	$18,558	$402	$1,380	$—	$20,340

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, the terms the “Company”, “we”, “us”, and “our” refer to Activant Solutions Inc. and its subsidiaries.

Overview

We are a leading provider of business management solutions serving the specialized needs of small and medium-sized businesses in four primary retail and wholesale distribution markets: hardware and home centers, lumber and building materials, the automotive parts aftermarket, and wholesale distribution. Our turnkey business management solutions include enterprise applications and systems, customer support services, connectivity and information services that our customers use to manage their day-to-day business operations through automated point-of-sale functions, inventory management, general accounting, and enhanced data management. Our revenues are derived from the following business management solutions:

•	Systems, which is comprised primarily of proprietary software applications, third-party hardware and peripherals and implementation and training. For the three months ended March 31, 2005, systems revenues accounted for approximately 38% of our total revenues;

•	Product Support, which is comprised primarily of daily operating support through our advice line, software updates, preventive and remedial on-site maintenance and depot repair services. Our product support services are subscription based, and accordingly, revenues from this Segment are generally recurring in nature. For the three months ended March 31, 2005, product support revenues accounted for approximately 34% of our total revenues;

•	Content and Data Services, which is comprised primarily of databases, exchanges and other information services, including the market-leading electronic catalog in the automotive parts aftermarket. For the three months ended March 31, 2005, content and data services revenues accounted for approximately 25% of our total revenues; and

•	Other Services, which is comprised primarily of business products, such as forms and other paper products, and the revenues and earnings from our former leasing operations. Subsequent to June 2001, we outsourced all leasing operations to a third party and thus have not originated any new leases since that time. For the three months ended March 31, 2005, other services revenues accounted for approximately 3% of our total revenues.

For the three months ended March 31, 2005, our revenues were derived from four vertical markets - Automotive (“Auto”), Hardware and Home Centers (“HWHC”), Lumber and Building Materials (“LBM”) and Wholesale Distribution (“WDN”).

•	The Auto vertical market, which includes customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks, and includes manufacturers, warehouse distributors, parts stores, professional installers and several chains in North America and Europe. For the three months ended March 31, 2005, the automotive business generated approximately 43% of our total revenues.

•	The HWHC vertical market consists of independent hardware retailers, home improvement centers, paint, glass and wallpaper stores, agribusiness and retail nurseries and gardens, primarily in the United States. For the three months ended March 31, 2005, the HWHC business generated approximately 35% of our total revenues.

•	The LBM vertical market consists of retailers and distributors to builders and contractors in the lumber and building materials vertical markets, primarily in the United States. For the three months ended March 31, 2005, the LBM business generated approximately 19% of our total revenues.

•	The WDN vertical market consists of distributors in a range of markets including electrical supply, plumbing, heating and air conditioning, brick, stone and related materials, roofing, siding, insulation, industrial machinery and equipment, industrial supplies, and service establishment equipment vendors, primarily in the United States. For the three months ended March 31, 2005, the WDN business generated approximately 3% of our total revenues.

Segment Reporting and Classification

Prior to fiscal 2005, we organized our operations around two reportable segments consisting of an automotive segment and a non-automotive segment. We formerly referred to the non-automotive segment as the Industry Solutions Group. In fiscal 2005, we began establishing a new organizational and reporting structure, whereby we changed our reportable segments in the second quarter of 2005. Commencing in the second quarter of 2005, we organized the business around our products and services (“Segments”), which consist of (i) systems, (ii) product support, (iii) content and data services, and (iv) other services. We sell our products and services to four distinct vertical markets consisting of Auto, HWHC, LBM, and WDN. Revenue for each Segment is also reported by each of these four vertical markets.

Our president and chief executive officer (the “CEO”) has been identified as the chief operating decision maker in assessing the performance of our Segments and the allocation of resources to them. Each Segment is managed separately. The CEO relies on the information derived directly from our management reporting system. The primary financial measure used by the CEO in assessing performance and allocating resources to the Segments is gross profit, a measure that is comprised of revenues less cost of revenues as described below under “Key Components of Results of Operations”.

Trends

• Growth in Revenues in the HWHC and LBM vertical markets. HWHC and LBM systems revenues have grown at a compound annual growth rate of approximately 26% over the last three years. This growth has been a result of stronger relationships and licensing agreements with all three primary cooperatives in the hardware and home center vertical market, increased sales of upgraded software applications to customers and increased demand for our Falcon product in the lumber and building materials vertical market. Increased systems revenues generally result in increased product support revenues in future years as we add new customers and new products. In each of the last three years, product support revenues have increased as we added more new customers to our product support business and sold additional add-on modules.

• Decreasing Revenues in our Auto vertical market. As we stop actively developing and selling several of our older systems, especially in our Auto vertical market, we have experienced reduced rates of customer retention. We have developed various upgrade paths for these customers and have undertaken a specific customer services campaign to increase retention rates for customers who elect to continue to operate with our older systems. Despite our efforts, we have experienced year-over-year decreases in our Auto product support revenues and we expect lower levels of customer retention to continue.

• Consolidation of Our Customers’ Vertical Markets. Customers are undergoing consolidation. When one of our customers acquires a company that does not currently use our systems, we typically benefit in the form of new systems sales and increased services revenues associated with that customer. When a company not currently using our systems acquires one of our customers, we typically lose services revenues. We believe that consolidation has been neither a material benefit nor a material detriment to our operating results over the past three years. Recent trends in the automotive marketplace may cause additional consolidation to become more of a detriment in future years.

Acquisition of Business

On March 30, 2005, we acquired approximately 96% of the common stock of Speedware Corporation Inc. (“Speedware”) in a transaction accounted for under the purchase method of accounting. We acquired all of the remaining common stock of Speedware on April 7, 2005. Speedware is a leading vendor of vertical market-focused enterprise software solutions. The acquisition of Speedware solidifies our position as a leading provider of vertical business management solutions to the lumber and building materials and wholesale distribution vertical markets.

As part of the Speedware acquisition, we paid $95.8 million in cash on March 30, 2005 for approximately 96% of Speedware’s common stock and paid $4.1 million in cash for the remaining 4% of Speedware’s common stock on April 7, 2005. The preliminary purchase price allocation is based upon our best estimates of the relative fair values of the identifiable assets acquired and liabilities assumed. We are in the process of obtaining third-party valuations of certain tangible and intangible assets; thus, the allocation of the purchase price is subject to change. The allocation of the purchase price to assets acquired and liabilities assumed is based on preliminary estimates and certain assumptions that we believe are reasonable under the circumstances. The Company’s financial statements for the three months ended March 31, 2005 do not include the results of operations of Speedware.

General Parts, Inc. Relationship

In the fourth quarter of fiscal 2004, our largest Auto customer, General Parts, Inc. (“GPI”), informed us of its intention to replace our J-CON parts store system with its own branded product at its company-owned stores and to recommend that its independent affiliated stores also replace the J-CON system. GPI originally indicated that the replacement of the J-CON system in its company-owned stores would be phased in over a period of approximately one year. J-CON system sales revenues and product support revenues for all of GPI’s company-owned stores and independent affiliated stores was approximately $1.8 million and $7.5 million, respectively, for the year ended September 30, 2004. In January 2005, GPI representatives informed us that GPI now intends to discontinue the use of our catalog at their stores as well. Though we are uncertain of the precise timing of GPI’s transition from our catalog to a newly developed custom GPI catalog, we expect that it will occur over the next two years as it rolls out its new store system. We intend to continue to work with GPI to maintain as much of that catalog business as possible, but cannot predict whether we will be successful. Our catalog revenue from GPI in fiscal 2004 was $6.5 million.

Sale of Assets

On October 1, 2003, we sold certain non-core assets consisting of our Automotive Recycling Division. The total sales price was $6.7 million plus net working capital of $0.5 million, which resulted in a gain of $6.3 million in the first quarter of fiscal 2004.

Key Components of Results of Operations

Revenues. We derive revenues primarily from three sources: systems, product support, and content and data services. Systems revenues include the sale of our proprietary software applications, third-party computer hardware equipment, associated peripherals, and implementation and training. These revenues are generally non-recurring in nature. Product support revenues generally consist of revenues associated with the software and hardware support and maintenance of our systems. Content and data services revenues consist of the sale of information databases, including our electronic automotive parts catalog, exchanges and other information services. Product support revenues and content and data services revenues are generally subscription based and recurring in nature.

Cost of Revenues. Cost of systems revenues primarily includes computer hardware and peripherals purchased from third parties, the labor and overhead associated with integrating, shipping, installing and training customers on our systems and the amortization of capitalized software costs. Cost of product support revenues primarily includes personnel costs associated with the software and hardware support and maintenance of our systems. Cost of content and data services revenues primarily includes personnel costs associated with data entry into our information databases, the amortization of capitalized databases, telecommunications costs and facility costs.

Sales and Marketing Expense. Sales and marketing expense primarily consists of personnel costs associated with our sales and marketing efforts, commissions, bad debt expense related to our accounts receivable, depreciation, amortization, telecommunication costs and facility costs.

Product Development Expense. Product development expense primarily consists of personnel costs and contract services associated with the development and maintenance of our software and databases, depreciation, amortization, telecommunication costs and facility costs.

General and Administrative Expense. These costs include departmental costs for executive, legal, administrative services, finance, telecommunications, facilities and information technology.

Historical Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues. The following table sets forth, for the periods indicated, our Segment revenues by vertical market and the variance thereof.

	Three Months Ended
	March 31,
	2004	2005	Variance $	Variance %
	(dollars in thousands)
Systems Revenues:
Auto	$4,743	$3,646	$(1,097)	(23.1)%
HWHC	8,591	11,014	2,423	28.2%
LBM	6,066	7,045	979	16.1%
WDN	480	690	210	43.8%

Total Systems Revenues	$19,880	$22,395	$2,515	12.6%

Product Support Revenues:
Auto	$9,482	$8,705	$(777)	(8.2)%
HWHC	6,750	7,333	583	8.6%
LBM	3,188	3,260	72	2.3%
WDN	383	406	23	6.0%

Total Product Support Revenues	$19,803	$19,704	$(99)	(0.5)%

Content and Data Services Revenues:
Auto	$12,672	$12,407	$(265)	(2.1)%
HWHC	844	1,196	352	41.7%
LBM	167	215	48	28.7%
WDN	428	483	55	12.8%

Total Content and Data Services Revenues	$14,111	$14,301	$190	1.3%

Other Revenues:
Auto	$—	$—	$—	—%
HWHC	822	1,041	219	26.6%
LBM	571	607	36	6.3%
WDN	114	100	(14)	(12.3)%

Total Other Revenues	$1,507	$1,748	$241	16.0%

Total Revenues:
Auto	$26,897	$24,758	$(2,139)	(7.9)%
HWHC	17,007	20,584	3,577	21.0%
LBM	9,992	11,127	1,135	11.4%
WDN	1,405	1,679	274	19.5%

Total Revenues	$55,301	$58,148	$2,847	5.2%

Total Revenues. Total revenues for the three months ended March 31, 2005 increased by $2.9 million, or 5.2%, compared to the three months ended March 31, 2004. This increase was comprised primarily of a $2.5 million increase in systems revenues.

Factors affecting systems revenues for the three months ended March 31, 2005.

• HWHC systems revenue increased $2.4 million primarily from our relationship with all three of the largest cooperatives in the retail hardware market resulting in increased sales of new and upgraded software applications to new and existing customers affiliated with those cooperatives. During February 2004, we signed a new systems licensing and marketing agreement with the second largest hardware cooperative in the HWHC vertical market.

• The $1.0 million increase in LBM systems revenues is due to increased sales of our Falcon and Eagle product in the lumber and building materials vertical market.

• The $1.1 million decrease in systems revenues for Auto is primarily due to lower sales to GPI, our largest automotive customer, associated with the replacement of our J-CON system with their own branded store system. We do not expect to sell additional J-CON systems to this customer.

Factors affecting product support revenues for the three months ended March 31, 2005.

• The $0.6 million increase in product support revenues for HWHC was primarily due to an increase in software and hardware support and maintenance revenues from new and existing customers.

• Auto product support revenues declined almost $0.8 million. Auto experienced a decline of over $0.3 million in product support revenues associated with customer attrition from our older systems. We expect that product support revenues from our older systems will continue to decline. Over $0.2 million of the decline was associated with our largest Auto customer’s decision to begin replacing our parts store system with its own store system and over $0.2 million of the decline was due primarily to a transfer of a few of the our product support employees to this customer.

Factors affecting content and data services revenues for the three months ended March 31, 2005.

• The $0.4 million increase in content and data services revenues for the HWHC vertical market was primarily due to an increase in sales of our information point-of-sale database. During fiscal 2004, two large mass merchandisers decided to no longer provide point-of-sale data to the market, which negatively affected our information database. We subsequently expanded our point-of-sale database to include new sources of data, which has resulted in increased sales during the three months ended March 31, 2005.

• The $0.3 million decrease in Auto content and data services revenues is associated with customer attrition from our older systems, partially offset by new sales to non-systems customers. We expect that content and data services revenues associated with customers using our older systems will continue to decline.

Cost of Revenues. The following table sets forth, for the periods indicated, our cost of revenues and the variance thereof.

	Three Months Ended
	March 31,
	2004	2005	Variance $	Variance %
	(dollars in thousands)
Cost of Revenues:
Systems	$11,325	$13,813	$2,488	22.0%
Product Support	9,074	8,837	(237)	(2.6)%
Content and Data Services	4,588	3,919	(669)	(14.6)%
Other	913	1,163	250	27.4%

Total Cost of Revenues	$25,900	$27,732	$1,832	7.1%

The following table sets forth, for the periods indicated, the gross margin as a percentage of revenues.

	Three Months Ended
	March 31,
	2004	2005
Gross Margin as a Percentage of Revenues:
Systems	43.0%	38.3%
Product Support	54.2%	55.2%
Content and Data Services	67.5%	72.6%
Other	39.4%	33.5%

Total Gross Margin	53.2%	52.3%

Total Cost of Revenues. Total cost of revenues for the three months ended March 31, 2005 increased by $1.8 million, or 7.1%, compared to the three months ended March 31, 2004 primarily due to an increase in systems revenues. Gross margin as a percentage of revenues declined from 53.2% for the three months ended March 31, 2004 to 52.3% for the three months ended March 31, 2005 primarily due to the higher mix of systems revenues which generally have lower margins.

Cost of Systems Revenues. Cost of systems revenues for the three months ended March 31, 2005 increased by $2.5 million, or 22.0%, compared to the three months ended March 31, 2004 primarily resulting from increased systems revenues. Gross margin as a percentage of revenues declined from 43.0% for the three months ended March 31, 2004 to 38.3% for the three months ended March 31, 2005. The decline in systems gross margin is predominantly due to higher installation costs in the three-month period ended March 31, 2005.

Cost of Content and Data Services Revenues. Cost of content and data services revenues for the three months ended March 31, 2005 decreased by $0.7 million, or 14.6%, compared to the three months ended March 31, 2004 primarily resulting from over $0.4 million less database amortization costs and lower data production costs. Gross profit as a percentage of content and data services revenues improved from 67.5% to 72.6% for the three months ended March 31, 2005 primarily due to less database amortization expense in 2005. We expect our cost of content and data services revenues to increase as we raise our investment in our electronic catalog for the Auto vertical market.

Operating Expenses. The following table sets forth, for the periods indicated, our operating expenses and the variance thereof.

	Three Months Ended
	March 31,
	2004	2005	Variance $	Variance %
	(dollars in thousands)
Sales and Marketing Expense	$6,917	$8,462	$1,545	22.3%
Product Development Expense	3,556	4,076	520	14.6%
General and Administrative Expense	5,553	5,965	412	7.4%

Total Operating Expenses	$16,026	$18,503	$2,477	15.5%

Operating expenses increased by $2.5 million, or 15.5%, for the three months ended March 31, 2005, compared to the three months ended March 31, 2004.

• Sales and Marketing Expense. Sales and marketing expense increased by $1.5 million in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase resulted from additional sales and marketing personnel, and additional commission expense related to higher systems sales. We also reduced our lease loss reserve by approximately $1.2 million in the three months ended March 31, 2004 as a result of selling, without any recourse, approximately $1.8 million, or 55%, of our owned leases to a third-party lease financing provider, and due to more favorable lease loss experience compared to previous periods.

• Product Development Expense. Product development expense increased by $0.5 million in the three months ended March 31, 2005 due to higher personnel costs and development activity associated with projects in early stage development that were not being capitalized since they had not reached technological feasibility. Software capitalization for the three months ended March 31, 2005 was approximately $0.4 million lower than the prior year comparable period.

• General and Administrative Expense. General and administrative expense increased by $0.4 million, or 7.4%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 due to costs associated with the implementation of a new customer relationship management system which were partially offset by lower legal costs.

Interest Expense. Interest expense for the three months ended March 31, 2005 was $5.3 million compared to $4.9 million for the three months ended March 31, 2004, an increase of $0.4 million, or 8.2%. In the three months ended March 31, 2005 we incurred a $0.9 million finance charge related to a secondary lending commitment for the Speedware acquisition that we did not exercise. This was partially offset by lower interest expense due to the redemption of the remaining $17.5 million of 9% senior subordinated notes in the third quarter of fiscal 2004.

Net Income. As a result of the above factors, we realized net income of $4.1 million for the three months ended March 31, 2005, compared to a net income of $5.4 million for the three months ended March 31, 2004.

Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004

Revenues. The following table sets forth, for the periods indicated, our Segment revenues by vertical market and the variance thereof.

	Six Months Ended
	March 31,
(dollars in thousands)	2004	2005	Variance $	Variance %
Systems Revenues:
Auto	$9,015	$7,066	$(1,949)	(21.6)%
HWHC	19,215	24,520	5,305	27.6%
LBM	11,291	14,422	3,131	27.7%
WDN	1,346	1,562	216	16.0%

Total Systems Revenues	$40,867	$47,570	$6,703	16.4%

Product Support Revenues:
Auto	$19,069	$17,804	$(1,265)	(6.6)%
HWHC	13,579	14,502	923	6.8%
LBM	6,262	6,469	207	3.3%
WDN	816	837	21	2.6%

Total Product Support Revenues	$39,726	$39,612	$(114)	(0.3)%

Content and Data Services Revenues:
Auto	$25,801	$25,087	$(714)	(2.8)%
HWHC	1,659	2,245	586	35.3%
LBM	296	417	121	40.9%
WDN	851	997	146	17.2%

Total Content and Data Services Revenues	$28,607	$28,746	$139	0.5%

Other Revenues:
Auto	$—	$—	$—	—%
HWHC	1,513	1,905	392	25.8%
LBM	1,114	1,073	(41)	(3.7)%
WDN	175	181	6	3.4%

Total Other Revenues	$2,802	$3,159	$357	12.7%

Total Revenues:
Auto	$53,885	$49,957	$(3,928)	(7.2)%
HWHC	35,966	43,172	7,206	20.0%
LBM	18,963	22,381	3,418	18.0%
WDN	3,188	3,577	389	12.2%

Total Revenues	$112,002	$119,087	$7,085	6.3%

Total Revenues. Total revenues for the six months ended March 31, 2005 increased by $7.1 million, or 6.3%, compared to the six months ended March 31, 2004. This increase was primarily the result of a $6.7 million increase in systems revenues.

Factors affecting systems revenues for the six months ended March 31, 2005.

• Systems revenues for HWHC increased by $5.3 million, or 27.6%, as a result of existing licensing agreements with all three of the primary cooperatives in the retail hardware market and thus increased sales of new and upgraded software applications to new and existing customers affiliated with those cooperatives. During February 2004, we signed a new systems licensing and marketing agreement with the second largest hardware cooperative in HWHC, which has increased systems revenue.

• Systems revenues for LBM increased by $3.1 million, or 27.7%, due to increased sales of our Falcon and Eagle product in the lumber and building materials vertical market.

• Systems revenues for Auto decreased by $1.9 million, or 21.6%, primarily due to lower sales to GPI, our largest automotive customer, associated with the replacement of our J-CON system with their own branded system.

Factors affecting product support revenues for the six months ended March 31, 2005.

• The $0.9 million increase in product support revenues for HWHC was primarily due to an increase in software and hardware support and maintenance revenues from new and existing customers.

• Auto product support revenue declined almost $1.3 million. Auto experienced a decline of $0.7 million in product support revenues associated with customer attrition from our older systems. We expect that services revenues from our older systems will continue to decline. About $0.3 million of the decline was primarily associated with our largest Auto customer’s decision to begin replacing our parts store system with their own store system and almost $0.4 million of the decline was due primarily to a transfer of a few of our product support employees to this customer.

Factors affecting content and data services revenues for the six months ended March 31, 2005.

• The $0.6 million increase in HWHC content and data services revenues was primarily due to an increase in manufacturers’ acceptance of our information point-of-sale database. During fiscal 2004, two large mass merchandisers decided to no longer provide point-of-sale data to the market, which negatively affected our information database. We subsequently expanded our point-of-sale database to include new sources of data, which has resulted in greater sales during the six months ended March 31, 2005.

• The $0.7 million decrease in Auto content and data services revenues is primarily associated with customer attrition from our older systems, partially offset by new sales to non-systems customers. We expect that content and data services revenues from our older systems will continue to decline.

Cost of Revenues. The following table sets forth, for the periods indicated, our cost of revenues and the variance thereof.

	Six Months Ended
	March 31,
	2004	2005	Variance $	Variance %
	(dollars in thousands)
Cost of Revenues:
Systems	$23,195	$28,613	$5,418	23.4%
Product Support	18,502	17,986	(516)	(2.8)%
Content & Data Services	9,131	7,815	(1,316)	(14.4)%
Other	1,977	2,090	113	5.7%

Total Cost of Revenues	$52,805	$56,504	$3,699	7.0%

The following table sets forth, for the periods indicated, the gross margin as a percentage of revenues.

	Six Months Ended
	March 31,
	2004	2005
Gross Margin as a Percentage of Revenues:
Systems	43.2%	39.9%
Product Support	53.4%	54.6%
Content & Data Services	68.1%	72.8%
Other	29.4%	33.8%

Total Gross Margin	52.9%	52.6%

Cost of Revenues. Total cost of revenues for the six months ended March 31, 2005, increased by $3.7 million, or 7.0%, compared to the six months ended March 31, 2004 due to an increase in systems revenues. Gross margin as a percentage of revenues declined from 52.9% for the six months ended March 31, 2004 to 52.6% for the six months ended March 31, 2005 due to a higher mix of systems revenues which generally have lower margins.

Cost of Systems Revenues. Total cost of systems revenues for the six months ended March 31, 2005, increased by $5.4 million, or 23.4%, compared to the six months ended March 31, 2004. The increase in cost of systems revenues is predominantly due to increased sales of systems during the six months ended March 31, 2005. Gross profit as a percentage of sales declined from 43.2% for the six months ended March 31, 2004 to 39.9% for the six months ended March 31, 2005. The decline in systems gross margin is predominantly due to higher installation costs in the six month period ended March 31, 2005.

Cost of Product Support Revenues. Cost of product support revenues for the six months ended March 31, 2005, decreased by $0.5 million, or 2.8%, compared to the six months ended March 31, 2004. Gross profit as a percentage of sales improved from 53.4% for the six months ended March 31, 2004 to 54.6% for the six months ended March 31, 2005 primarily as a result of lower facility and telecommunication costs.

Cost of Content and Data Services Revenues. Cost of content and data services revenues for the six months ended March 31, 2005, decreased by $1.3 million, or 14.4%, compared to the six months ended March 31, 2004. Gross profit as a percentage of sales improved from 68.1% for the six months ended March 31, 2004 to 72.8% for the six months ended March 31, 2005. These changes for the six months ended March 31, 2005, are the result of $0.8 million lower database amortization costs, less third party services and lower database maintenance costs associated with producing our data products. We expect our cost of content and data services revenues to increase as we raise our investment in our electronic catalog for the Auto vertical market.

Operating Expenses. The following table sets forth, for the periods indicated, our operating expenses and the variance thereof.

	Six Months Ended
	March 31,
	2004	2005	Variance $	Variance %
	(dollars in thousands)
Sales and Marketing Expense	$15,344	$16,972	$1,628	10.6%
Product Development Expense	7,485	8,146	661	8.8%
General and Administrative Expense	12,340	13,351	1,011	8.2%

Total Operating Expenses	$35,169	$38,469	$3,300	9.4%

Operating expenses increased by $3.3 million, or 9.4%, for the six months ended March 31, 2005, compared to the six months ended March 31, 2004.

• Sales and Marketing Expense. Sales and marketing expense increased by $1.6 million in the six months ended March 31, 2005 compared to the same period ended March 31, 2004. We reduced our lease loss reserve by approximately $1.2 million in the quarter ended March 31, 2004 as a result of selling, without any recourse, approximately $1.8 million, or 55%, of our owned leases to a third-party lease financing provider and due to more favorable lease loss experience compared to previous periods.

• Product Development Expense. Product development expense increased by $0.7 million, or 8.8%, due to higher activity associated with projects in early stage development that are not being capitalized since they have not reached technical feasibility.

• General and Administrative Expense. General and administrative expense increased by $1.0 million, or 8.2%, for the six months ended March 31, 2005, compared to the six months ended March 31, 2004. The first quarter of fiscal year 2005 included $1.0 million of severance costs associated with the termination of our former Chairman, President and Chief Executive Officer.

Interest Expense. Interest expense for the six months ended March 31, 2005 was $9.7 million, compared to $9.9 million for the six months ended March 31, 2004, a decrease of $0.2 million. In the quarter ended March 31, 2005, we incurred a $0.9 million finance charge related to a secondary commitment for the Speedware acquisition that we did not exercise. This was partially offset by lower interest expense due to the redemption of the remaining $17.5 million of 9% senior subordinated notes in the third quarter of fiscal year 2004. See “Liquidity and Capital Resources”.

Gain on Sale of Assets. The first quarter of fiscal year 2004 includes a gain on sale of assets of $6.3 million related to the sale of our Automotive Recycling Division on October 1, 2003.

Net Income. As a result of the above factors, we realized net income of $9.2 million for the six months ended March 31, 2005, compared to a net income of $12.6 million for the six months ended March 31, 2004. Excluding the one-time gain on the sale of ARD, net income before income taxes declined by $1.7 million, or 10.2%, from $16.7 million for the six months ending March 31, 2004 to $15.0 million for the six months ending March 31, 2005.

Liquidity and Capital Resources

As of March 31, 2005, we had $275.9 million in outstanding indebtedness comprised of $155.4 million of 10 1/2% senior notes due 2011, net of a $1.6 million discount, $120.0 million of floating rate senior notes due 2010 and $0.5 million of non-recourse debt related to lease financing that matures in varying amounts over the next three years. Our Amended and Restated Credit Agreement provides for maximum borrowings of up to $15.0 million, including letters of credit up to a maximum limit of $5.0 million. As of March 31, 2005, there were no borrowings under the Amended and Restated Credit Agreement; however, there were $0.5 million of letters of credit issued. Our floating rate senior notes due 2010 bear interest at LIBOR plus 6%. In addition, borrowings under the Amended and Restated Credit Agreement bear interest at floating rates. As a result of the foregoing, our results of operations could be affected by changes in prevailing rates.

Our Amended and Restated Credit Agreement, our indenture governing the 10 1/2% senior notes due 2011 and our indenture governing the floating rate senior notes due 2010 impose certain restrictions on us, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures and transactions with affiliates. In addition, under the Amended and Restated Credit Agreement, we are obligated to meet certain quarterly tests relating to certain financial amounts and ratios as defined in the Amended and Restated Credit Agreement. At March 31, 2005, we were in compliance with these covenants.

Our principal liquidity requirements are for debt service, capital expenditures and working capital.

Our ability to service our indebtedness will depend on our ability to generate cash in the future. Our net cash provided by operating activities was $12.0 million and $20.3 million for the six months ended March 31, 2005 and 2004, respectively. The decrease in cash flow provided by operating activities for the six months ended March 31, 2005 compared to the six months ended March 31, 2004 was primarily due to lower net income of $3.0 million and changes in inventory and trade receivable balances of $5.1 million compared to prior year inventory and trade receivable balances.

Our investing activities used net cash of $99.5 million and provided net cash of $2.5 million during the six months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005, we used $95.8 million in cash to acquire 96% of the outstanding stock of Speedware. The cash provided in investing activities for the six months ended March 31, 2004 included the $7.2 million received from the sale of our Automotive Recycling Division. Our capital expenditures were $3.8 million and $4.8 million for the six months ended March 31, 2005 and 2004, respectively. These amounts included capitalized computer software and database costs of $2.4 million and $2.9 million for the six months ended March 31, 2005 and 2004, respectively.

Our financing activities generated cash of $113.8 million for the six months ended March 31, 2005, primarily consisting of issuing $120.0 million of floating rate senior notes, net of $6.0 million of related fees.

We believe that cash flows from operations, together with amounts available under our Amended and Restated Credit Agreement, will be sufficient to fund our working capital, capital expenditures and debt service requirements for at least the next twelve months. Our ability to meet our working capital and debt service requirements, however, is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If we are not able to meet such requirements, we may be required to seek additional financing. There can be no assurance that we will be able to obtain financing from other sources on terms acceptable to us, if at all.

From time to time, we intend to pursue acquisitions, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund future cash acquisitions primarily with cash flow from operations and borrowings, including borrowing from amounts available under our Amended and Restated Credit Agreement or through new debt issuances. We may also issue additional equity either directly or in connection with any such acquisitions. There can be no assurance that acquisition funds will be available at terms acceptable to us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended September 30, 2004. There have been no material changes in the quarter ended March 31, 2005.

Item 4. Controls and Procedures.

(a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Our President and Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) reviewed and participated in this evaluation and have concluded that as of the end of our most recent fiscal quarter, our disclosure controls were effective.

(b) Internal controls. During the period covered by this report, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the internal controls over financial reporting and to assert in our Annual Report on Form 10-K for the year September 30, 2006 whether the internal controls over financial reporting at September 30, 2006 are effective. Any material weaknesses in internal controls over financial reporting existing at that date will preclude management from making a positive assertion that our internal controls are effective. We are currently undergoing a comprehensive effort to document and confirm that our system of internal controls is designed appropriately and operating effectively. To date, the testing and evaluation have uncovered no significant deficiencies or material weaknesses. Should we identify any internal controls deficiencies that we would consider to be material, we would endeavor to implement the required changes and test the revised internal control procedures in order to make a positive assertion as to the effectiveness of the internal controls over financial reporting. There can be no assurance that any material weakness or other deficiency so identified would be resolved in time to permit our management to make a positive assertion that our internal controls are effective as of September 30, 2006 and for our independent registered public accounting firm to complete the procedures necessary for them to issue an attestation report to this effect prior to the required filing date for our Form 10-K.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

10.1 First Amendment to Third Amended and Restated Credit Agreement*

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of May 2005.

ACTIVANT SOLUTIONS INC.
By:	/s/ GREG PETERSEN
Greg Petersen
Senior Vice President and Chief Financial Officer