Form 10-Q
period 2005-06-30
ACTIVANT SOLUTIONS INC /DE/
filed 2005-08-12
CIK 1059103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
Yes ☑ No ☐
Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 12, 2005
Common Stock	1,000 shares

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
•	LOSS OR OBSOLESCENCE OF THE PROPRIETARY TECHNOLOGY ON WHICH WE DEPEND;

•	CHANGES IN THE MARKETS IN WHICH WE COMPETE INCLUDING THE MANNER IN WHICH AUTO PARTS OR HARDWARE, LUMBER AND BUILDING MATERIALS ARE SOURCED, SOLD, DISTRIBUTED OR INVENTORIED, AND CHANGES IN ECONOMIC CONDITIONS IN THESE MARKETS GENERALLY;

•	CLAIMS BY THIRD PARTIES THAT WE ARE INFRINGING ON THEIR INTELLECTUAL PROPERTY RIGHTS;

•	LOSS OF OUR EXECUTIVE OFFICERS AND OTHER KEY PERSONNEL;

•	INCREASED COMPETITION OR FAILURE TO EFFECTIVELY COMPETE;

•	LOSS OF KEY CUSTOMERS OR INCREASE IN ATTRITION RATES WITH RESPECT TO REVENUE WHICH MANAGEMENT VIEWS AS RECURRING;

•	MANUFACTURING DEFECTS OR ERRORS IN OUR SOFTWARE OR DATABASES;

•	PROLONGED UNFAVORABLE GENERAL ECONOMIC AND MARKET CONDITIONS;

•	FAILURE TO RECOUP THE COST OF INVESTMENT IN NEW BUSINESSES INTO WHICH WE MAY EXPAND, AND

•	INCREASES IN OUR COST OF BORROWINGS OR UNAVAILABILITY OF ADDITIONAL DEBT OR EQUITY CAPITAL.
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

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ACTIVANT SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	June 30,
	2004	2005
		(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$32,065	$48,064
Trade accounts receivable, net of allowance for doubtful accounts of $5,639 and $6,021 at September 30, 2004 and June 30, 2005, respectively	33,516	47,225
Inventories, net	2,668	4,391
Investment in leases, net	430	313
Deferred income taxes	430	4,180
Prepaid income taxes	5,338	3,153
Prepaid expenses and other current assets	2,758	5,160

Total current assets	77,205	112,486

Service parts, net	1,308	1,009
Property and equipment, net	4,945	5,750
Capitalized computer software costs, net	5,482	4,112
Databases, net	5,290	5,009
Intangible assets	5,512	15,829
Goodwill	79,541	180,050
Other assets	9,622	15,045

Total assets	$188,905	$339,290

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Current liabilities:
Accounts payable	$9,026	$12,546
Payroll related accruals	14,175	13,383
Deferred revenue	15,418	26,864
Current portion of long-term debt	276	213
Accrued expenses and other current liabilities	9,761	8,470

Total current liabilities	48,656	61,476

Long-term debt	155,438	275,464
Deferred income taxes and other liabilities	4,831	8,759

Total liabilities	208,925	345,699

Commitments and contingencies	—	—

Stockholder’s deficit:
Common Stock:
Par value $0.01, authorized, issued and outstanding, 1,000 shares at September 30, 2004 and June 30, 2005	—	—
Additional paid-in capital	83,155	83,155
Retained deficit	(102,654)	(88,778)
Other accumulated comprehensive income (loss):
Cumulative translation adjustment	(521)	(786)

Total stockholder’s deficit	(20,020)	(6,409)

Total liabilities and stockholder’s deficit	$188,905	$339,290

See accompanying notes

ACTIVANT SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Revenues:
Systems	$20,530	$28,222	$61,397	$75,792
Services	36,776	45,200	107,911	116,717

Total revenues	57,306	73,422	169,308	192,509
Cost of revenues:
Systems	12,846	16,595	36,046	45,207
Services	15,118	18,141	44,730	46,033

Total cost of revenues	27,964	34,736	80,776	91,240

Gross profit	29,342	38,686	88,532	101,269
Operating expenses:
Sales and marketing	7,977	9,495	23,320	26,467
Product development	4,099	6,606	11,583	14,752
General and administrative	7,221	8,336	19,556	21,687

Total operating expenses	19,297	24,437	54,459	62,906

Operating income	10,045	14,249	34,073	38,363
Interest expense	(5,739)	(7,487)	(15,718)	(17,206)
Foreign exchange gain (loss)	(70)	48	(177)	151
Gain on sale of assets	—	—	6,270	—
Other income (loss), net	(56)	233	304	687

Income before income taxes	4,180	7,043	24,752	21,995
Income tax expense	1,551	2,333	9,511	8,119

Net income	$2,629	$4,710	$15,241	$13,876

Comprehensive income:
Net income	$2,629	$4,710	$15,241	$13,876
Foreign currency translation adjustment	286	(590)	33	(265)

Comprehensive income	$2,915	$4,120	$15,274	$13,611

See accompanying notes

ACTIVANT SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	June 30,
	2004	2005
OPERATING ACTIVITIES
Net income	$15,241	$13,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,063	3,948
Amortization	8,163	6,256
Deferred income taxes	4,697	(241)
Lease loss provision	(1,095)	(102)
Provision for doubtful accounts	3,438	1,662
Gain on sale of assets	(6,270)	—
Other, net	538	652
Changes in assets and liabilities (net of the effect of acquisition):
Trade accounts receivable	1,796	(8,793)
Inventories	107	(1,193)
Investment in leases	4,300	306
Prepaid expenses and other assets	4,323	1,691
Accounts payable	(237)	(3,314)
Deferred revenue	432	5,596
Accrued expenses and other liabilities	(12,826)	(8,884)

Net cash provided by operating activities	26,670	11,460

INVESTING ACTIVITIES
Purchase of property and equipment	(1,714)	(2,074)
Purchase of businesses, net of cash acquired	—	(99,934)
Capitalized computer software costs and databases	(4,353)	(3,651)
Purchase of service parts	(1,159)	(793)
Proceeds from sale of assets	7,212	—
Purchase of other businesses	—	(2,646)
Equity distributions from partnerships	64	305

Net cash provided by (used in) investing activities	50	(108,793)

FINANCING ACTIVITIES
Proceeds from debt facility	—	120,000
Debt issuance costs	—	(6,439)
Payment on long-term debt	(17,743)	(229)

Net cash provided by (used in) financing activities	(17,743)	113,332

Net change in cash and cash equivalents	8,977	15,999
Cash and cash equivalents, beginning of period	10,215	32,065

Cash and cash equivalents, end of period	$19,192	$48,064

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$18,118	$20,154

Income taxes	$4,286	$4,886

See accompanying notes

ACTIVANT SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(UNAUDITED)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Activant Solutions Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2005, final amounts may differ from these estimates.
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
2. ACQUISITIONS
On March 30, 2005, the Company acquired approximately 96% of the common stock of Speedware Corporation Inc. (“Speedware”) in a transaction accounted for under the purchase method of accounting. The Company acquired the remaining common stock of Speedware on April 7, 2005. Speedware is a leading vendor of vertical market-focused enterprise software solutions. The acquisition of Speedware solidifies the Company’s position as a leading provider of business management solutions to the lumber and building materials market through the addition of over 700 customers in this vertical market. In addition, the Speedware acquisition has made the Company one of the leading providers of business management solutions to distributors in the wholesale distribution vertical markets in the United States based upon the number of business locations where its solutions are installed.
The Company paid $99.9 million in cash for 100% of Speedware’s common stock. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of June 30, 2005. The Company is in the process of determining values of certain tangible and intangible assets; thus, the allocation of the purchase price to the assets acquired and liabilities assumed in connection with the Speedware acquisition is subject to change. The preliminary purchase price allocation is based upon management’s best estimates of the relative fair values of the identifiable assets acquired and liabilities assumed. The preliminary purchase price was allocated based on the fair value of net assets acquired as follows (in thousands):

Trade receivables	$6,526
Property and equipment	1,442
Other assets	4,525
Goodwill	99,531
Other intangible assets	11,300
Accounts payable and accrued expenses	(23,390)

Total purchase price	$99,934

The allocation of the purchase price to the assets acquired and liabilities assumed is based on preliminary estimates and certain assumptions that the Company believes are reasonable under the circumstances. Acquired intangible assets consist primarily of customer contracts and customer lists with a weighted average estimated useful life of five years. The amortization expense related to the acquired intangible assets is estimated to be approximately $2.3 million per annum.
The Company’s financial statements include the results of operations of Speedware for the period beginning April 1, 2005 and ending June 30, 2005. The following table presents the unaudited proforma combined results of operations of the Company with Speedware for the three and nine months ended June 30, 2004 and 2005 after giving effect to certain proforma adjustments primarily related to the amortization of acquired intangible assets and interest expense on the Company’s newly issued floating rate senior notes due 2010. These unaudited proforma results are not necessarily indicative of the actual consolidated results of operations had the acquisition actually occurred on the first day of the respective periods or of future results of operations of the consolidated entities.

(in thousands)	Three months ended June 30,		Nine months ended June 30,
	2004	2005	2004	2005
Revenues	$64,848	$73,422	$191,159	$218,547
Net income	$1,592	$4,710	$11,818	$11,825
On May 16, 2005, the Company also acquired a business for a total purchase price of $2.6 million. The Company allocated $2.5 million of the purchase price to goodwill. The Company’s financial statements include the results of operations of this business for the period beginning May 16, 2005 and ending June 30, 2005. The results of operations and financial position of this business are not material to the results of operations and financial position of the Company.
3. DEBT
The Company’s long-term debt consists of the following (in thousands):

	September 30, 2004	June 30, 2005
10 1/2 % senior notes due 2011, net of discount	$155,272	$155,464
Floating rate senior notes due 2010	—	120,000
Other	442	213

Total debt	155,714	275,677
Current portion	(276)	(213)

Long-term debt	$155,438	$275,464

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
In conjunction with the issuance of the floating rate notes, the Company amended its $15.0 million Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for letters of credit up to $5.0 million. The terms of the Amended and Restated Credit Agreement restrict certain activities of the Company, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. The Company must also meet certain tests relating to financial amounts and ratios defined in the Amended and Restated Credit Agreement. As of June 30, 2005, the Company was in compliance with the covenants contained in the Amended and Restated Credit Agreement.
4. INCOME TAXES
The Company recorded income tax expense for the three months and nine months ended June 30, 2005 at an effective rate of 33.1% and 36.9%, respectively, which is based on the Company’s anticipated results for the full fiscal year. The Company’s income tax expense differs from the amount computed by applying the statutory rate to income before income taxes due to the impact of permanent differences, such as meals and entertainment expense.
During the quarter ended June 30, 2005, the Company reduced a reserve for an income tax related contingency. This reduction was pursuant to the closing of a statutory tax period and the absence of other evidence suggesting that this reserve was required. The net effect of this adjustment was a reduction in tax expense of approximately $0.5 million and a reduction in goodwill of approximately $1.5 million.
5. COMMON STOCK OPTION PLAN
During the three months ended June 30, 2005, Activant Solutions Holdings Inc. (“Holdings”), the Company’s parent company, approved the grant to certain employees of options to purchase up to 230,000 shares of Holdings’ common stock under the Activant Solutions Holdings Inc. Amended and Restated 2000 Stock Option Plan for key employees at an exercise price of $3.50 per share.
Following the consummation of the Speedware acquisition, management and the Board of Directors evaluated the changes in the Company’s financial results and position, changes in the valuation of merger transactions involving comparable companies and valuations of comparable publicly traded companies. Based on multiple analyses with similar assumptions to those used in determining the fair market value of the Company’s common stock in connection with prior option grants, the Board determined the fair value of our stock to be $3.50 per share.
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
The Company’s pro forma information, as if the fair value based method of SFAS No.123 had been applied in measuring compensation cost for stock based awards, is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2004	2005	2004	2005
Net income reported	$2,629	$4,710	$15,241	$13,876
Pro forma stock-based compensation expense, net of tax	53	43	175	387

Pro forma net income	$2,576	$4,667	$15,066	$13,489

6. RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In March 2005, the Securities and Exchange Commission delayed the implementation of SFAS 123R. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2007, beginning October 1, 2006. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is currently evaluating the expected impact that the adoption of SFAS 123R will have on its consolidated statement of operations, as well as the adoption method it will use.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 . SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 will become effective for the Company’s fiscal year beginning October 1, 2006.
7. SEGMENT REPORTING
In fiscal 2005, the Company began establishing a new organizational and reporting structure, whereby its reportable segments were changed in the second quarter of 2005. Commencing in the second quarter of 2005, the Company has organized the business around its products and services (“Segments”) as follows:
•	Systems, which is comprised primarily of proprietary software applications, third-party hardware and peripherals and implementation and training;

•	Product Support, which is comprised of daily operating support through our advice line, software updates, preventive and remedial on-site maintenance and depot repair services;

•	Content and Data Services, which is comprised primarily of databases, exchanges and other information services, including our electronic catalog in the automotive parts aftermarket; and

•	Other Services, which is comprised primarily of business products, such as forms and other paper products, and the revenues and earnings from our former leasing operations. In June 2001, the Company outsourced all leasing operations to a third party and thus has not originated any new leases since that time.
Prior period segment information has been restated to conform to the current presentation. Each reportable Segment is managed separately on a revenue and gross profit basis. The Company does not allocate operating expenses, interest expense, other expenses or assets to each Segment, as this information is not used to measure the operating performance of the Segments. Organizationally, the functional operating areas that support all of the Company’s Segments, including systems integration, installation and training, product support, data services, product development and sales and marketing, are integrated under a common reporting and management structure to achieve operating efficiencies.

The following tables set forth, for the periods indicated, the Company’s revenues, cost of revenues, gross profit and gross profit as a percentage of revenue by Segment (dollars in thousands):

	Three Months Ended June 30, 2004					Three Months Ended June 30, 2005
			Content					Content
		Product	& Data				Product	& Data
	Systems	Support	Services	Other	Total	Systems	Support	Services	Other	Total
Revenues	$20,530	$20,059	$14,701	$2,016	$57,306	$28,222	$28,115	$14,755	$2,330	$73,422
Cost of Revenues	12,846	9,179	4,782	1,157	27,964	16,595	12,475	4,143	1,523	34,736

Gross Profit	$7,684	$10,880	$9,919	$859	$29,342	$11,627	$15,640	$10,612	$807	$38,686

Gross Profit as a Percentage of Revenues	37.4%	54.2%	67.5%	42.6%	51.2%	41.2%	55.6%	71.9%	34.6%	52.7%

	Nine Months Ended June 30, 2004					Nine Months Ended June 30, 2005
			Content					Content
		Product	& Data				Product	& Data
	Systems	Support	Services	Other	Total	Systems	Support	Services	Other	Total
Revenues	$61,397	$59,785	$42,824	$5,302	$169,308	$75,792	$67,727	$43,501	$5,489	$192,509
Cost of Revenues	36,046	27,672	13,924	3,134	80,776	45,207	30,485	11,934	3,614	91,240

Gross Profit	$25,351	$32,113	$28,900	$2,168	$88,532	$30,585	$37,242	$31,567	$1,875	$101,269

Gross Profit as a Percentage of Revenues	41.3%	53.7%	67.5%	40.9%	52.3%	40.3%	55.0%	72.6%	34.1%	52.6%
The Company sells its products and services to four distinct vertical markets as follows:
•	Automotive (“Auto”), which includes customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks, and includes manufacturers, warehouse distributors, parts stores, professional installers and service chains in North America and Europe;

•	Hardware and Home Centers (“HWHC”), which consists of independent hardware retailers, home improvement centers, paint, glass and wallpaper stores, agribusiness and retail nurseries and gardens, primarily in the United States;

•	Lumber and Building Materials (“LBM”), which consists of retailers and distributors to builders and contractors in the lumber and building materials vertical markets, primarily in the United States; and

•	Wholesale Distribution (“WDN”), which consists of distributors in a range of markets including electrical supply, plumbing, heating and air conditioning, brick, stone and related materials, roofing, siding, insulation, industrial machinery and equipment, industrial supplies, and service establishment equipment vendors primarily in the United States.
Further, the Company, as part of the Speedware acquisition, has a migration and application development tools business (“Tools”) through which it provides professional services and software tools for customers who wish to migrate their applications and databases between Hewlett Packard platforms.

The following tables set forth, for the periods indicated, the Company’s revenue by vertical market within each Segment (in thousands):

	Three Months Ended June 30, 2004					Three Months Ended June 30, 2005
			Content					Content
		Product	& Data				Product	& Data
	Systems	Support	Services	Other	Total	Systems	Support	Services	Other	Total
Auto	$4,235	$9,564	$12,980	$212	$26,991	$3,891	$8,445	$12,877	$212	$25,425
HWHC	10,274	6,877	1,167	1,236	19,554	12,994	7,002	1,090	817	21,903
LBM	5,393	3,217	133	501	9,244	8,221	7,595	219	1,243	17,278
WDN	628	401	421	67	1,517	2,289	2,875	567	58	5,789
Tools	—	—	—	—	—	827	2,198	2	—	3,027

Total	$20,530	$20,059	$14,701	$2,016	$57,306	$28,222	$28,115	$14,755	$2,330	$73,422

	Nine Months Ended June 30, 2004					Nine Months Ended June 30, 2005
			Content					Content
		Product	& Data				Product	& Data
	Systems	Support	Services	Other	Total	Systems	Support	Services	Other	Total
Auto	$13,250	$28,632	$38,297	$696	$80,875	$10,957	$26,249	$37,964	$212	$75,382
HWHC	29,489	20,457	2,826	2,749	55,521	37,514	21,504	3,335	2,722	65,075
LBM	16,684	9,479	429	1,615	28,207	22,643	14,064	636	2,316	39,659
WDN	1,974	1,217	1,272	242	4,705	3,851	3,712	1,564	239	9,366
Tools	—	—	—	—	—	827	2,198	2	—	3,027

Total	$61,397	$59,785	$42,824	$5,302	$169,308	$75,792	$67,727	$43,501	$5,489	$192,509

Geographic Segments
A breakdown by geographic area of revenues and total assets is shown below (in thousands). The Americas geographic area covers the United States and Canada. The Europe geographic area covers the United Kingdom, Ireland and France.

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2005
	Americas	Europe	Total	Americas	Europe	Total
Revenues	$55,427	$1,879	$57,306	$71,273	$2,149	$73,422
Total Assets (at end of period)	$183,470	$3,697	$187,167	$336,110	$3,180	$339,290

	Nine Months Ended June 30, 2004			Nine Months Ended June 30, 2005
	Americas	Europe	Total	Americas	Europe	Total
Revenues	$164,235	$5,073	$169,308	$186,810	$5,699	$192,509
Total Assets (at end of period)	$183,470	$3,697	$187,167	$336,110	$3,180	$339,290

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

	Guarantor		Non-
	Principal	Guarantor	Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total assets as of June 30, 2005	$265,640	$69,990	$56,536	$(52,876)	$339,290
Stockholder’s equity (deficit) as of June 30, 2005	17,734	57,095	46,336	(127,574)	(6,409)
Revenue for the three months ended June 30, 2005	55,219	12,479	5,724	—	73,422
Revenue for the three months ended June 30, 2004	53,866	258	3,227	(45)	57,306
Revenue for the nine months ended June 30, 2005	167,407	12,783	12,319	—	192,509
Revenue for the nine months ended June 30, 2004	159,186	757	9,412	(47)	169,308
Net income (loss) for the three months ended June 30, 2005	1,954	1,779	977	—	4,710
Net income (loss) for the three months ended June 30, 2004	4,014	(1,434)	49	—	2,629
Net income (loss) for the nine months ended June 30, 2005	10,933	1,434	1,509	—	13,876
Net income (loss) for the nine months ended June 30, 2004	18,579	(3,149)	(189)	—	15,241
Net cash provided by operating activities for the nine months ended June 30, 2005	5,463	6,288	(291)	—	11,460
Net cash provided by operating activities for the nine months ended June 30, 2004	$24,234	$420	$2,016	$—	$26,670

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this quarterly report on Form 10-Q, the terms the “Company”, “we”, “us”, and “our” refer to Activant Solutions Inc. and its subsidiaries.
Overview
Based upon our total revenues, we believe that we are a leading provider of business management solutions serving the specialized needs of small and medium-sized businesses in four primary retail and wholesale distribution markets: hardware and home centers, lumber and building materials, the automotive parts aftermarket, and wholesale distribution. Our turnkey business management solutions include enterprise applications and systems, customer support services, connectivity and information services that our customers use to manage their day-to-day business operations through automated point-of-sale functions, inventory management, general accounting, and enhanced data management. Our revenues are derived from the following business management solutions:
•	Systems, which is comprised primarily of proprietary software applications, third-party hardware and peripherals and implementation and training. For the three months ended June 30, 2005, systems revenues accounted for approximately 39% of our total revenues;

•	Product Support, which is comprised primarily of customer support activities, including support through our advice line, software updates, preventive and remedial on-site maintenance and depot repair services. Our product support services are generally provided on a monthly subscription basis, and accordingly, revenues from this Segment are generally recurring in nature. For the three months ended June 30, 2005, product support revenues accounted for approximately 38% of our total revenues;

•	Content and Data Services, which is comprised primarily of proprietary database and data management products for our vertical markets (such as our comprehensive electronic automotive parts and applications catalog and point of sale business analysis data), connectivity services, e-commerce, networking and security monitoring management solutions. For the three months ended June 30, 2005, content and data services revenues accounted for approximately 20% of our total revenues; and

•	Other Services, which is comprised primarily of business products, such as forms and other paper products, and the revenues and earnings from our legacy customer lease portfolio. Subsequent to July 2001, we outsourced all future customer lease origination to a third party and thus have not originated, or had any interest in or contingency over, any new leases since that time. For the three months ended June 30, 2005, other services revenues accounted for approximately 3% of our total revenues.
For the three months ended June 30, 2005, our revenues were derived from four vertical markets and our migration and application development tools business — Automotive, Hardware and Home Centers, Lumber and Building Materials, Wholesale Distribution and Productivity Tools.
•	The Automotive vertical market consists of customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks, and includes manufacturers, warehouse distributors, parts stores, professional installers and service chains in North America and Europe. For the three months ended June 30, 2005, the automotive business generated approximately 35% of our total revenues.

•	The Hardware and Home Centers vertical market consists of independent hardware retailers, home improvement centers, paint, glass and wallpaper stores, agribusiness and retail nurseries and gardens, primarily in the United States. For the three months ended June 30, 2005, the Hardware and Home Centers business generated approximately 30% of our total revenues.

•	The Lumber and Building Materials vertical market consists of retailers and distributors to builders and contractors in the lumber and building materials vertical markets, primarily in the United States. For the three months ended June 30, 2005, the Lumber and Building Materials business generated approximately 23% of our total revenues.

•	The Wholesale Distribution vertical market consists of distributors in a range of markets including electrical supply, plumbing, heating and air conditioning, brick, stone and related materials, roofing, siding, insulation, industrial machinery and equipment, industrial supplies, and service establishment equipment vendors, primarily in the United States. For the three months ended June 30, 2005, the Wholesale Distribution business generated approximately 8% of our total revenues.

•	The Productivity Tools business primarily consists of software migration and application development tools. For the three months ended June 30, 2005, the Productivity Tools business generated approximately 4% of our total revenue.
Segment Reporting and Classification
Prior to fiscal 2005, we organized our operations around two reportable segments consisting of an automotive segment and a non-automotive segment. We formerly referred to the non-automotive segment as the Industry Solutions Group. In fiscal 2005, we began establishing a new organizational and reporting structure, whereby we changed our reportable segments in the second quarter of 2005. Commencing in the second quarter of 2005, we organized the business around our products and services (“Segments”), which consist of (i) systems, (ii) product support, (iii) content and data services, and (iv) other services. We sell our products and services to four distinct vertical markets consisting of Automotive, Hardware and Home Centers, Lumber and Building Materials and Wholesale Distribution and through our Productivity Tools business. Revenue for each Segment is also reported by each of these four vertical markets and Productivity Tools.
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
Trends
• Growth in our aggregate revenues from the Hardware and Home Centers, Lumber and Building Materials and Wholesale Distribution vertical markets. Our aggregate systems revenues from the Hardware and Home Centers, Lumber and Building Materials and Wholesale Distribution vertical markets have grown at a compound annual growth rate of approximately 26% over the last three fiscal years. This growth has been a result of stronger relationships and licensing agreements with all three primary cooperatives in the Hardware and Home Centers vertical market, increased sales of upgraded software applications to customers and increased demand for our Eagle and Falcon product in the Lumber and Building Materials vertical market. Increased systems revenues generally result in increased product support revenues in future years as we add new customers and new products. In each of the last three fiscal years, product support revenues have increased as we added new customers to our product support business and sold additional add-on modules.
• Increased profit margins. We improved our gross profit margin and operating profit margin every year from fiscal year 2001 through fiscal year 2004 as a result of our disciplined operating processes, more efficient sales and marketing strategy and improved product mix.
• Lower customer retention in our Automotive vertical market. As we stop actively developing and selling several of our older systems, especially in our Automotive vertical market, we have experienced reduced rates of customer retention. We have developed various upgrade paths for these customers and have undertaken a specific customer services campaign to increase retention rates for customers who elect to continue to operate with our older systems. Despite our efforts, we have experienced year-over-year decreases in our Automotive product support revenues and we expect lower levels of customer retention to continue. We are developing our Eagle platform as an upgrade path for our Automotive customers on our J-CON system.
• Consolidation of our customers’ vertical markets. Our customers are undergoing consolidation. When one of our customers acquires a company that does not currently use our systems, we typically benefit from new systems sales and increased services revenues associated with that customer. When a company not currently using our systems acquires one of our customers, we typically lose services revenues. We believe that consolidation has been neither a material benefit nor a material detriment to our operating results over the past three years. Recent trends in the automotive marketplace may cause additional consolidation to become detrimental in future years.
Acquisition of Business
On March 30, 2005, we acquired approximately 96% of the common stock of Speedware Corporation Inc. (“Speedware”) in a transaction accounted for under the purchase method of accounting. We acquired all of the remaining common stock of Speedware on April 7, 2005. Speedware is a leading vendor of vertical market-focused enterprise software solutions. The acquisition of Speedware solidifies our position as a leading provider of business management solutions to the lumber and building materials market through the addition of over 700 customers in this vertical market. In addition, the Speedware acquisition has made us one of the leading providers of business management solutions to distributors in the wholesale distribution vertical markets in the United States based upon the number of business locations where our solutions are installed.
As part of the Speedware acquisition, we paid $99.9 million in cash for 100% of Speedware’s common stock as of June 30, 2005. The allocation of the purchase price to the assets acquired and liabilities assumed in connection with the Speedware acquisition is based upon our best estimates of the relative fair values of the identifiable assets acquired and liabilities assumed, and we believe our preliminary estimates and assumptions are reasonable under the circumstances. We are in the process of determining valuations of certain tangible and intangible assets; thus, the allocation of the purchase price is subject to change.
General Parts, Inc. Relationship
In June 2004, General Parts, Inc., or GPI, our largest Automotive customer, informed us of its intention to replace our J-CON parts store system with its own branded product at its company-owned stores and to recommend that its independent affiliated stores also replace the J-CON system. We believe the majority of this transition will be completed by the end of calendar year 2006. J-CON system sales revenues and product support revenues for all of GPI’s company-owned stores and independent affiliated stores were approximately $1.8 million and $7.5 million, respectively, for fiscal year 2004.
As previously reported, in January 2005, GPI representatives informed us of GPI’s intention to discontinue its use of our electronic automotive parts catalog at their stores. Subsequently, on August 4, 2005, we signed a new two-year catalog and data agreement with GPI’s parent company. The new agreement calls for us to provide substantially all of GPI’s existing store and customer cataloging needs. The new agreement also calls for an updated delivery method whereby catalog data is centrally served to GPI’s new store and service dealer systems.
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
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 will become effective for the Company’s fiscal year beginning October 1, 2006.
Key Components of Results of Operations
Revenues. We derive revenues primarily from three sources: systems, product support, and content and data services. Systems revenues include the sale of our proprietary software applications, third-party computer hardware equipment, associated peripherals, and implementation and training. These revenues are generally derived from one-time sales. Product support revenues generally consist of revenues associated with the software and hardware support and maintenance of our systems. Content and data services revenues consist of the sale of proprietary database and data management products, including our electronic automotive parts and applications catalog, exchanges and other information services. Product support and content and data services are provided on a monthly subscription basis and, accordingly, the revenues are generally recurring in nature.
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

Historical Results of Operations
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Revenues. The following table sets forth, for the periods indicated, our Segment revenues by vertical market and for Productivity Tools, and the variance thereof.

	Three Months Ended
	June 30,
	2004	2005	Variance $	Variance %
	(dollars in thousands)
Systems Revenues:
Automotive	$4,235	$3,891	$(344)	(8.1)%
Hardware and Home Centers	10,274	12,994	2,720	26.5%
Lumber and Building Materials	5,393	8,221	2,828	52.4%
Wholesale Distribution	628	2,289	1,661	264.5%
Productivity Tools	—	827	827	—

Total Systems Revenues	$20,530	$28,222	$7,692	37.5%

Product Support Revenues:
Automotive	$9,564	$8,445	$(1,119)	(11.7)%
Hardware and Home Centers	6,877	7,002	125	1.8%
Lumber and Building Materials	3,217	7,595	4,378	136.1%
Wholesale Distribution	401	2,875	2,474	617.0%
Productivity Tools	—	2,198	2,198	—

Total Product Support Revenues	$20,059	$28,115	$8,056	40.2%

Content and Data Services Revenues:
Automotive	$12,980	$12,877	$(103)	(0.8)%
Hardware and Home Centers	1,167	1,090	(77)	(6.6)%
Lumber and Building Materials	133	219	86	64.7%
Wholesale Distribution	421	567	146	34.7%
Productivity Tools	—	2	2	—

Total Content and Data Services Revenues	$14,701	$14,755	$54	0.4%

Other Revenues:
Automotive	$212	$212	$—	—
Hardware and Home Centers	1,236	817	(419)	(33.7)%
Lumber and Building Materials	501	1,243	742	148.1%
Wholesale Distribution	67	58	(9)	(13.4)%
Productivity Tools	—	—	—	—

Total Other Revenues	$2,016	$2,330	$314	15.6%

Total Revenues:
Automotive	$26,991	$25,425	$(1,566)	(5.8)%
Hardware and Home Centers	19,554	21,903	2,349	12.0%
Lumber and Building Materials	9,244	17,278	8,034	86.9%
Wholesale Distribution	1,517	5,789	4,272	280.3%
Productivity Tools	—	3,027	3,027	—

Total Revenues	$57,306	$73,422	$16,116	28.1%

Total Revenues. Total revenues for the three months ended June 30, 2005 increased by $16.1 million, or 28.1%, compared to the three months ended June 30, 2004. This increase was comprised primarily of $15.0 million in revenues attributable to the Speedware acquisition.
Factors affecting systems revenues for the three months ended June 30, 2005.
• Hardware and Home Centers systems revenue increased $2.7 million primarily due to increased sales of new and upgraded software applications to new and existing customers affiliated with all three of the largest cooperatives in the retail hardware market. During March 2004, we signed a new systems licensing and marketing agreement with the second largest hardware cooperative in the Hardware and Home Centers vertical market.
• The $2.8 million increase in Lumber and Building Materials systems revenues is due to $3.3 million of revenues attributable to the Speedware acquisition offset by lower revenue from our Falcon product.
• The $1.7 million increase in Wholesale Distribution systems revenues and the $0.8 million increase in Productivity Tools systems revenues are attributable to the Speedware acquisition.
• The $0.3 million decrease in systems revenues for Automotive is primarily due to lower sales to GPI, our largest automotive customer, associated with the replacement of our J-CON system with their own branded store system. We do not expect to sell additional J-CON systems to this customer.
Factors affecting product support revenues for the three months ended June 30, 2005.
• The $4.4 million increase in Lumber and Building Materials product support revenues is due to $4.1 million of revenues attributable to the Speedware acquisition.
• The $2.5 million increase in Wholesale Distribution product support revenues and the $2.2 million increase in Productivity Tools product support revenues are attributable to the Speedware acquisition.
• Automotive product support revenues declined by $1.1 million. Automotive experienced a decline of approximately $0.6 million in product support revenues associated with customer attrition from our older systems. We expect that product support revenues from our older systems will continue to decline. Approximately $0.4 million of the decline was associated with GPI’s decision to begin replacing our parts store system with its own branded store system. We do not expect to recapture the product support revenue with this large customer.
Factors affecting other revenues for the three months ended June 30, 2005.
• The $0.7 million increase in Lumber and Building Materials other revenues is from the sales of business products by the acquired Speedware companies.
• The $0.4 million decrease in Hardware and Home Centers other revenues is the result of recognizing approximately $0.4 million of deferred revenue related to business products in the third quarter of 2004. Due to temporary invoicing delays associated with the implementation of our new enterprise resource software, we delayed the recognition of the revenue generated in early 2004 until collection was assured.
Cost of Revenues and Gross Margin as a Percentage of Revenues. The following table sets forth, for the periods indicated, our cost of revenues and the variance thereof.

	Three Months Ended
	June 30,
	2004	2005	Variance $	Variance %
	(dollars in thousands)
Cost of Revenues:
Systems	$12,846	$16,595	$3,749	29.2%
Product Support	9,179	12,475	3,296	35.9%
Content and Data Services	4,782	4,143	(639)	(13.4)%
Other	1,157	1,523	366	31.6%

Total Cost of Revenues	$27,964	$34,736	$6,772	24.2%

The following table sets forth, for the periods indicated, the gross margin as a percentage of revenues.

	Three Months Ended
	June 30,
	2004	2005
Gross Margin as a Percentage of Revenues:
Systems	37.4%	41.2%
Product Support	54.2%	55.6%
Content and Data Services	67.5%	71.9%
Other	42.6%	34.6%

Total Gross Margin	51.2%	52.7%

Total Cost of Revenues. Total cost of revenues for the three months ended June 30, 2005 increased by $6.8 million, or 24.2%, compared to the three months ended June 30, 2004. This increase was comprised primarily of $6.0 million in costs attributable to Speedware product sales. Gross margin as a percentage of revenues improved from 51.2% for the three months ended June 30, 2004 to 52.7% for the three months ended June 30, 2005 primarily due to the higher margins from the Speedware products.
Cost of Systems Revenues. Cost of systems revenues for the three months ended June 30, 2005 increased by $3.7 million, or 29.2%, compared to the three months ended June 30, 2004 primarily resulting from increased systems revenues. Gross margin as a percentage of revenues increased from 37.4% for the three months ended June 30, 2004 to 41.2% for the three months ended June 30, 2005. The improvement in systems gross margin is predominantly due to increased sales of higher margin systems.
Cost of Product Support Revenues. Cost of product support revenues for the three months ended June 30, 2005 increased by $3.3 million, or 35.9%, compared to the three months ended June 30, 2004. This increase was comprised primarily of $3.4 million in costs attributable to Speedware product sales. Gross margin as a percentage of revenues increased from 54.2% for the three months ended June 30, 2004 to 55.6% for the three months ended June 30, 2005. The improvement in product support gross margin is predominantly due to lower facility and telecommunication costs, lower cost of replacement parts and lower bad debt expense.
Cost of Content and Data Services Revenues. Cost of content and data services revenues for the three months ended June 30, 2005 decreased by $0.6 million, or 13.4%, compared to the three months ended June 30, 2004 primarily resulting from approximately $0.5 million less database amortization costs. Gross margin as a percentage of content and data services revenues improved from 67.5% to 71.9% for the three months ended June 30, 2005 primarily due to less database amortization expense in 2005. We expect our cost of content and data services revenues to increase as we raise our investment in our electronic catalog for the Automotive vertical market.
Operating Expenses. The following table sets forth, for the periods indicated, our operating expenses and the variance thereof.

	Three Months Ended
	June 30,
	2004	2005	Variance $	Variance %
	(dollars in thousands)
Sales and Marketing Expense	$7,977	$9,495	$1,518	19.0%
Product Development Expense	4,099	6,606	2,507	61.2%
General and Administrative Expense	7,221	8,336	1,115	15.4%

Total Operating Expenses	$19,297	$24,437	$5,140	26.6%

Operating expenses increased by $5.1 million, or 26.6%, for the three months ended June 30, 2005, compared to the three months ended June 30, 2004. The increase was primarily a result of the Speedware acquisition and the related operating expenses of $4.5 million.
• Sales and Marketing Expense. Sales and marketing expense increased by $1.5 million in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The increase resulted from the acquisition of Speedware and the related sales and marketing personnel costs of $1.2 million. The remaining $0.3 million was related to an increase in existing sales force and commission expense related to higher systems sales.
• Product Development Expense. Product development expense increased by $2.5 million in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The increase was primarily a result of the Speedware acquisition and the related product development costs of $1.7 million. The remaining $0.8 million increase was due to higher salaries resulting from an increased level of development activity associated with projects in early stage development. Software capitalization for the three months ended June 30, 2005 was approximately $0.2 million lower than the prior year comparable period since many of these projects had not yet reached technological feasibility.
• General and Administrative Expense. General and administrative expense increased by $1.1 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The increase was primarily a result of the Speedware acquisition and the related general and administrative costs of $1.5 million. This increase was partially offset by lower legal costs due to favorable settlements on certain outstanding claims.
Interest Expense. Interest expense for the three months ended June 30, 2005 was $7.5 million compared to $5.7 million for the three months ended June 30, 2004, an increase of $1.8 million, or 31.6%. The increase is a result of $2.7 million interest expense associated with the $120.0 million floating rate senior notes offered on March 30, 2005. The three months ended June 30, 2004 included $0.4 million interest expense on the remaining $17.5 million of 9% senior subordinated notes, which were redeemed in June 2004, and $0.5 million of related costs.
Net Income. As a result of the above factors, we realized net income of $4.7 million for the three months ended June 30, 2005, compared to a net income of $2.6 million for the three months ended June 30, 2004.

Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004
Revenues. The following table sets forth, for the periods indicated, our Segment revenues by vertical market and for Productivity Tools, and the variance thereof.

	Nine Months Ended
(dollars in thousands)	June 30,
	2004	2005	Variance $	Variance %
Systems Revenues:
Automotive	$13,250	$10,957	$(2,293)	(17.3)%
Hardware and Home Centers	29,489	37,514	8,025	27.2%
Lumber and Building Materials	16,684	22,643	5,959	35.7%
Wholesale Distribution	1,974	3,851	1,877	95.1%
Productivity Tools	—	827	827	—

Total Systems Revenues	$61,397	$75,792	$14.395	23.4%

Product Support Revenues:
Automotive	$28,632	$26,249	$(2,383)	(8.3)%
Hardware and Home Centers	20,457	21,504	1,047	5.1%
Lumber and Building Materials	9,479	14,064	4,585	48.4%
Wholesale Distribution	1,217	3,712	2,495	205.0%
Productivity Tools	—	2,198	2,198	—

Total Product Support Revenues	$59,785	$67,727	$7,942	13.3%

Content and Data Services Revenues:
Automotive	$38,297	$37,964	$(333)	(0.9)%
Hardware and Home Centers	2,826	3,335	509	18.0%
Lumber and Building Materials	429	636	207	48.3%
Wholesale Distribution	1,272	1,564	292	23.0%
Productivity Tools	—	2	2	—

Total Content and Data Services Revenues	$42,824	$43,501	$677	1.6%

Other Revenues:
Automotive	$696	$212	$(484)	(69.5)%
Hardware and Home Centers	2,749	2,722	(27)	(1.0)%
Lumber and Building Materials	1,615	2,316	701	43.4%
Wholesale Distribution	242	239	(3)	(1.2)%
Productivity Tools	—	—	—	—

Total Other Revenues	$5,302	$5,489	$187	3.5%

Total Revenues:
Automotive	$80,875	$75,382	$(5,493)	(6.8)%
Hardware and Home Centers	55,521	65,075	9,554	17.2%
Lumber and Building Materials	28,207	39,659	11,452	40.6%
Wholesale Distribution	4,705	9,366	4,661	99.1%
Productivity Tools	—	3,027	3,027	—

Total Revenues	$169,308	$192,509	$23,201	13.7%

Total Revenues. Total revenues for the nine months ended June 30, 2005 increased by $23.2 million, or 13.7%, compared to the nine months ended June 30, 2004. This increase was comprised of $15.0 million in revenues attributable to the Speedware acquisition and an $8.7 million increase in systems revenues.
Factors affecting systems revenues for the nine months ended June 30, 2005.
• Systems revenues for Hardware and Home Centers increased by $8.0 million, or 27.2%, as a result of increased sales of new and upgraded software applications to new and existing customers affiliated with all three of the primary cooperatives in the retail hardware market. During February 2004, we signed a new systems licensing and marketing agreement with the second largest hardware cooperative in Hardware and Home Centers, which has increased systems revenue.

• Systems revenues for Lumber and Building Materials increased by $6.0 million, or 35.7%, for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004. Approximately $3.3 million of the increase is from revenues attributable to the Speedware acquisition. The remaining $2.3 million increase is due to increased sales of our Falcon and Eagle product in the lumber and building materials vertical market.
• Systems revenues for Wholesale Distribution increased by $1.9 million for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004. The increase is from revenues attributable to the Speedware acquisition.
• The $0.8 million increase in Productivity Tools systems revenues is attributable to the Speedware acquisition.
• Systems revenues for Automotive decreased by $2.3 million, or 17.3%, primarily due to lower sales to GPI, our largest automotive customer, associated with the replacement of our J-CON system with their own branded system.
Factors affecting product support revenues for the nine months ended June 30, 2005.
• The $1.0 million increase in product support revenues for Hardware and Home Centers was primarily due to an increase in software and hardware support and maintenance revenues from new and existing customers.
• Product support revenues for Lumber and Building Materials increased by $4.6 million, or 48.4%, for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004. Approximately $4.2 million of the increase is from revenues attributable to the Speedware acquisition. The remaining $0.7 million increase is a result of increased sales of our Falcon and Eagle product in the lumber and building materials vertical market.
• Product support revenues for Wholesale Distribution increased by $2.5 million for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004. Approximately $2.4 million of the increase is from revenues attributable to the Speedware acquisition.
• The $2.2 million increase in Productivity Tools product support revenues is attributable to the Speedware acquisition.
• Automotive product support revenue declined almost $2.4 million. Automotive experienced a decline of $1.5 million in product support revenues associated with customer attrition from our older systems. We expect that services revenues from our older systems will continue to decline. About $0.9 million of the decline was primarily associated with our largest Automotive customer’s decision to begin replacing our parts store system with their own branded store product.
Factors affecting content and data services revenues for the nine months ended June 30, 2005.
• The $0.5 million increase in Hardware and Home Centers content and data services revenues was primarily due to an increase in manufacturers’ acceptance of our information point-of-sale database. During fiscal 2004, two large mass merchandisers decided to no longer provide point-of-sale data to the market, which negatively affected our information database. We subsequently expanded our point-of-sale database to include new sources of data, which has resulted in greater sales during the nine months ended June 30, 2005.
• The $0.3 million decrease in Automotive content and data services revenues is primarily associated with customer attrition from our older systems, partially offset by new sales to non-systems customers. We expect that content and data services revenues from our older systems will continue to decline.
Factors affecting other revenues for the nine months ended June 30, 2005.
• The $0.5 million decrease in Automotive other revenues was a result of declining revenues from leasing operations that were discontinued in 2001. The $0.7 million increase in Lumber and Building Materials other revenues are from the sales of business products by the acquired Speedware companies.

Cost of Revenues and Gross Margin as a Percentage of Revenues. The following table sets forth, for the periods indicated, our cost of revenues and the variance thereof.

	Nine Months Ended
	June 30,
	2004	2005	Variance $	Variance %
	(dollars in thousands)
Cost of Revenues:
Systems	$36,046	$45,207	$9,161	25.4%
Product Support	27,672	30,485	2,813	10.2%
Content & Data Services	13,924	11,934	(1,990)	(14.3)%
Other	3,134	3,614	480	15.3%

Total Cost of Revenues	$80,776	$91,240	$10,464	13.0%

The following table sets forth, for the periods indicated, the gross margin as a percentage of revenues.

	Nine Months Ended
	June 30,
	2004	2005
Gross Margin as a Percentage of Revenues:
Systems	41.3%	40.3%
Product Support	53.7%	55.0%
Content & Data Services	67.5%	72.6%
Other	40.9%	34.1%

Total Gross Margin	52.3%	52.6%

Cost of Revenues. Total cost of revenues for the nine months ended June 30, 2005, increased by $10.5 million, or 13.0%, compared to the nine months ended June 30, 2004. This increase was comprised primarily of $6.0 million in costs attributable to Speedware product sales. The remainder of the increase was due to an increase in systems revenues, which was partially offset by a decrease in content and data services costs. Gross margin as a percentage of revenues improved from 52.3% for the nine months ended June 30, 2004 to 52.6% for the nine months ended June 30, 2005 due to increased sales of higher margin products.
Cost of Systems Revenues. Total cost of systems revenues for the nine months ended June 30, 2005, increased by $9.2 million, or 25.4%, compared to the nine months ended June 30, 2004. The increase in cost of systems revenues is predominantly due to increased sales of systems during the nine months ended June 30, 2005. Gross margin as a percentage of sales declined from 41.3% for the nine months ended June 30, 2004 to 40.3% for the nine months ended June 30, 2005. The decline in systems gross margin is predominantly due to higher installation costs in the nine-month period ended June 30, 2005.
Cost of Product Support Revenues. Cost of product support revenues for the nine months ended June 30, 2005, increased by $2.8 million, or 10.2%, compared to the nine months ended June 30, 2004. This increase was comprised primarily of $3.4 million in costs attributable to Speedware product sales. Gross margin as a percentage of sales improved from 53.7% for the nine months ended June 30, 2004 to 55.0% for the nine months ended June 30, 2005 primarily as a result of lower facility and telecommunication costs, lower costs of replacement parts and service and reduced bad debt expense.
Cost of Content and Data Services Revenues. Cost of content and data services revenues for the nine months ended June 30, 2005, decreased by $2.0 million, or 14.3%, compared to the nine months ended June 30, 2004. Gross margin as a percentage of sales improved from 67.5% for the nine months ended June 30, 2004 to 72.6% for the nine months ended June 30, 2005. These changes for the nine months ended June 30, 2005, are the result of $1.3 million lower database amortization costs, a reduction in third party services and lower database maintenance costs associated with producing our data products. We expect our cost of content and data services revenues to increase as we raise our investment in our electronic catalog for the Automotive vertical market.

Operating Expenses. The following table sets forth, for the periods indicated, our operating expenses and the variance thereof.

	Nine Months Ended
	June 30,
	2004	2005	Variance $	Variance %
	(dollars in thousands)
Sales and Marketing Expense	$23,320	$26,467	$3,147	13.5%
Product Development Expense	11,583	14,752	3,169	27.4%
General and Administrative Expense	19,556	21,687	2,131	10.9%

Total Operating Expenses	$54,459	$62,906	$8,447	15.5%

Operating expenses increased by $8.4 million, or 15.5%, for the nine months ended June 30, 2005, compared to the nine months ended June 30, 2004. The increase was partially a result of the Speedware acquisition and the related operating expenses of $4.5 million.
• Sales and Marketing Expense. Sales and marketing expense increased by $3.1 million in the nine months ended June 30, 2005 compared to the same period ended June 30, 2004. Approximately $1.2 million of the increase was from the acquisition of Speedware and the related sales and marketing personnel costs. In addition, we reduced our lease loss reserve by approximately $1.5 million in the nine months ended June 30, 2004 as a result of selling, without any recourse, approximately $1.8 million, or 55%, of our owned leases to a third-party lease financing provider and due to more favorable lease loss experience compared to previous periods.
• Product Development Expense. Product development expense increased by $3.2 million, or 27.4% in the nine months ended June 30, 2005 compared to the same period ended June 30, 2004. The increase was partially a result of the Speedware acquisition and the related product development costs of $1.7 million. The remaining increase of $1.5 million is due to higher activity associated with projects in early stage development that have not reached technical feasibility and thus, are not being capitalized.
• General and Administrative Expense. General and administrative expense increased by $2.1 million, or 10.9%, for the nine months ended June 30, 2005, compared to the nine months ended June 30, 2004. The increase was primarily a result of the Speedware acquisition and the related general and administrative costs of $1.5 million. In addition, the first quarter of fiscal year 2005 included $1.0 million of severance costs associated with the termination of our former Chairman, President and Chief Executive Officer.
Interest Expense. Interest expense for the nine months ended June 30, 2005 was $17.2 million, compared to $15.7 million for the nine months ended June 30, 2004, an increase of $1.5 million. The increase is a result of $2.7 million interest expense associated with the $120.0 million floating rate senior notes offered on March 30, 2005. The nine months ended June 30, 2004 included $1.2 million interest expense on the remaining $17.5 million of 9% senior subordinated notes, which were redeemed in June 2004. See “Liquidity and Capital Resources”.
Gain on Sale of Assets. The first quarter of fiscal year 2004 includes a gain on sale of assets of $6.3 million related to the sale of our Automotive Recycling Division on October 1, 2003.
Net Income. As a result of the above factors, we realized net income of $13.9 million for the nine months ended June 30, 2005, compared to a net income of $15.2 million for the nine months ended June 30, 2004. Excluding the gain on the sale of ARD, net income before income taxes increased by $3.5 million, or 19.0%, from $18.5 million for the nine months ending June 30, 2004 to $22.0 million for the nine months ending June 30, 2005.
Liquidity and Capital Resources
As of June 30, 2005, we had $275.5 million in outstanding indebtedness comprised of $155.5 million of 10.5% senior notes due 2011, net of a $1.5 million discount, $120.0 million of floating rate senior notes due 2010 and $0.2 million of non-recourse debt related to lease financing that matures in varying amounts over the next three years. Our Amended and Restated Credit Agreement provides for maximum borrowings of up to $15.0 million, including letters of credit up to a maximum limit of $5.0 million. As of June 30, 2005, there were no borrowings under the Amended and Restated Credit Agreement; however, there were $0.5 million of letters of credit issued. Our floating rate senior notes due 2010 bear interest at LIBOR plus 6%. In addition, borrowings under the Amended and Restated Credit Agreement bear interest at floating rates. As a result of the foregoing, our results of operations could be affected by changes in prevailing rates.
Our Amended and Restated Credit Agreement, our indenture governing the 10.5% senior notes due 2011 and our indenture governing the floating rate senior notes due 2010 impose certain restrictions on us, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures and transactions with affiliates. In addition, under the Amended and Restated Credit Agreement, we are obligated to meet certain quarterly tests relating to certain financial amounts and ratios as defined in the Amended and Restated Credit Agreement. At June 30, 2005, we were in compliance with these covenants.
Our principal liquidity requirements are for debt service, capital expenditures and working capital.
Our ability to service our indebtedness will depend on our ability to generate cash in the future. Our net cash provided by operating activities was $11.5 million and $26.7 million for the nine months ended June 30, 2005 and 2004, respectively. The decrease in cash flow provided by operating activities for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004 was primarily due to a $12.7 million change in working capital compared to prior year, principally due to an increase in the trade receivable balance in 2005.
Our investing activities used net cash of $108.8 million and provided net cash of $0.1 million during the nine months ended June 30, 2005 and 2004, respectively. During the nine months ended June 30, 2005, we used $99.9 million in cash to acquire the outstanding stock of Speedware. The cash provided in investing activities for the nine months ended June 30, 2004 included the $7.2 million received from the sale of our Automotive Recycling Division. Our capital expenditures were $6.5 million and $7.2 million for the nine months ended June 30, 2005 and 2004, respectively. These amounts included capitalized computer software and database costs of $3.7 million and $4.4 million for the nine months ended June 30, 2005 and 2004, respectively.
Our financing activities generated cash of $113.3 million for the nine months ended June 30, 2005, primarily consisting of issuing $120.0 million of floating rate senior notes, net of $6.4 million of related fees.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended September 30, 2004. On March 30, 2005 we issued $120.0 million aggregate principal amount of floating rate senior notes due 2010. These floating rate senior notes bear interest at floating rates. There have been no other material changes in the quarter ended June 30, 2005.
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
(b) Internal controls. During the period covered by this report, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the internal controls over financial reporting and to assert in our Annual Report on Form 10-K for the year September 30, 2006 whether the internal controls over financial reporting at September 30, 2006 are effective. Any material weaknesses in internal controls over financial reporting existing at that date will preclude management from making a positive assertion that our internal controls are effective. We are currently undergoing a comprehensive effort to document and confirm that our system of internal controls is designed appropriately and operating effectively. To date, the testing and evaluation have uncovered no material weaknesses. Should we identify any internal controls deficiencies that we would consider to be material, we would endeavor to implement the required changes and test the revised internal control procedures in order to make a positive assertion as to the effectiveness of the internal controls over financial reporting. There can be no assurance that any material weakness or other deficiency so identified would be resolved in time to permit our management to make a positive assertion that our internal controls are effective as of September 30, 2006 and for our independent registered public accounting firm to complete the procedures necessary for them to issue an attestation report to this effect prior to the required filing date for our Form 10-K.

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
None
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
None
Item 5. Other Information.
None
Item 6. Exhibits.
10.1	Indemnity agreement dated July 28, 2005 among Activant Solutions Holdings Inc, Activant Solutions Inc. and Robert Shaw*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by A. Laurence Jones.*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Greg Petersen.*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by A. Laurence Jones.*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Greg Petersen.*

*	Filed Herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of August 2005.

ACTIVANT SOLUTIONS INC.
By:	/s/ GREG PETERSEN
Greg Petersen
Senior Vice President and Chief Financial Officer