Form 10-K
period 2005-09-30
ACTIVANT SOLUTIONS INC /DE/
filed 2005-12-22
CIK 1059103

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 333-49389
Activant Solutions Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-2160013
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

804 Las Cimas Parkway
Austin, Texas	78746
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (512) 328-2300
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933 Yes ☐ No ☑
If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☑ No ☐
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
No established published trading market exists for the Common Stock, par value $0.01 per share, of Activant Solutions Inc. All of the outstanding shares of Common Stock, par value $0.01 per share, of Activant Solutions Inc., are held by Activant Solutions Holdings Inc.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 22, 2005
Common Stock	1,000 shares

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipate,” “believe,” “estimate,” “expect,” “is likely,” “predict,” “will be,” “will continue,” “intend,” “plan,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Although we believe that our expectations with respect to such forward-looking statements are based on reasonable assumptions, we cannot assure you that the expectations contained in such statements will be achieved. For a discussion of risks and uncertainties that may affect our business, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K. We undertake no obligation beyond what is required under applicable securities law to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.
USE OF TRADEMARKS AND TRADENAMES
Several trademarks and tradenames appear in this Annual Report on Form 10-K. J-CON, A-DIS, VISTA, AConneX, PartExpert, Prism and Prophet 21 are registered trademarks of ours. Other trademarks of ours include Ultimate, Series 12, Eclipse, Eagle, Falcon, Gemini, CSD, IDW, IDX, ePartInsight Data Warehouse, ePartExpert, LOADSTAR, INet, Version 2, 4GL, Open ERP Solutions, ECS Pro, Dimensions and CommerceCenter. Windows is either a registered trademark or trademark of Microsoft Corporation in the United States and/or other countries. Other trademarks and tradenames are used in this Annual Report on Form 10-K that identify other entities claiming the marks and names of their products. We disclaim proprietary interest in such marks and names of others. References herein to AutoZone, O’Reilly, Home Depot and Lowe’s, mean, respectively, AutoZone, Inc., O’Reilly Automotive, Inc., The Home Depot, Inc. and Lowe’s Home Centers, Inc.

PART I
Item 1. Business.
We are a leading provider of business management solutions serving small and medium-sized retail and wholesale distribution businesses in three primary vertical markets: hardlines and lumber; wholesale distribution; and the automotive parts aftermarket. Using a combination of proprietary software and extensive expertise in these vertical markets, we provide complete business management solutions consisting of tailored systems, product support, and content and data services designed to meet the unique requirements of our customers. Our fully integrated systems and services include point-of-sale, inventory management, general accounting and enhanced data management that enable our customers to manage their day-to-day operations.
With over 25 years of operating history, we have built a large base of approximately 13,500 product support customers operating in approximately 30,000 business locations. Our electronic automotive parts and applications catalog is used in approximately 27,000 business locations (a subset of which includes certain product support customers).
Need for business management solutions
We focus our products and services on distribution customers that operate in three primary vertical markets: hardlines and lumber; wholesale distribution; and the automotive parts aftermarket. The vast majority of our customer base is comprised of small and medium-sized businesses. We believe that these businesses are increasingly taking advantage of information technology to more effectively manage their operations. According to the Forrester Report, information technology spending, including spending on systems and services such as ours and other technology, by businesses with less than 1,000 employees, is expected to grow approximately 8.0% in 2005, outpacing the growth in spending by larger enterprises.
We have identified a number of common factors driving this demand for technology solutions within small and medium-sized retail and wholesale distribution businesses:

▪	Need for turnkey business management solutions. To meet the challenges of today’s competitive environment, small and medium-sized businesses demand turnkey products and services designed to fulfill unique business needs within a particular vertical market. We believe that software applications from vendors such as Intuit Inc., Microsoft Corporation, Oracle Corporation, The Sage Group PLC and SAP AG, with a broad, general or horizontal approach, do not adequately address the needs of businesses that have specific functionality requirements. In addition, small and medium-sized businesses generally do not have dedicated technology teams to plan, purchase, integrate and manage information technology solutions. As a result, these businesses prefer a single vendor to provide and support their technology infrastructure that includes software, hardware, product support and content and data services.

▪	Complex supply chains. Our customers operate in markets that have multi-level supply chains consisting of service dealers, builders and other professional installers and do-it-yourselfers that order parts or products from local or regional stores and distributors. These stores, in turn, are connected to one or more warehouses or distributors, which, in turn, are connected to manufacturers. Many of these connections are now internet-based to facilitate e-commerce. Businesses with complex supply chains require more sophisticated systems to operate efficiently.

▪	Inventory management. Our customers operate in complex distribution environments and manage, market and sell large quantities of diverse types of products, requiring them to manage extensive inventory. Their ability to track and manage that inventory more efficiently can improve their operational and financial performance.

▪	Under-utilization of technology. We believe small and medium-sized businesses are under-utilizing technology and need to upgrade their older systems or purchase new systems in order to remain competitive. Many of the systems currently in use in the vertical markets we serve are older, character-based or in-house systems with limited functionality. These businesses will need to replace their older systems with more modern, comprehensive business management solutions.

▪	Higher customer service requirements. Our customers seek to differentiate themselves in their respective marketplaces by providing a high degree of customer service. For example, professional contractors expect on-time delivery of complex orders to their building sites, the ability to charge the orders to their account and the ability to receive a credit for any unused materials. In order to meet these high service requirements, businesses in the vertical markets we serve are increasingly adopting more advanced business management solutions.

Products and services
Our primary products and services offerings consist of:
▪	Systems. We provide vertical specific proprietary software applications, systems implementation and training and third-party software, hardware and peripherals.

▪	Product support. We sell a variety of post-sale support programs that include daily operating support through our advice line, software updates, preventive and remedial on-site maintenance and depot repair services.

▪	Content and data services. Our content and data services include proprietary database and data management products for our vertical markets (such as our comprehensive electronic automotive parts and applications catalog and point-of-sale business analysis data), connectivity services, e-commerce, networking and security monitoring management solutions.
Systems
We offer systems consisting of proprietary vertical-specific software applications, implementation and training and third-party software, hardware and peripherals. Our systems provide in-store, retail, distributor and warehouse-based solutions with fully-integrated applications that manage the workflows and data relating to a customer’s typical sales transaction and automate and streamline a customer’s inventory, sales and distribution operations. These applications include order management and fulfillment, barcode scanning and processing, inventory control, pricing, purchasing, accounts receivables and payables, special order processing, quote and bid processing, vendor and manufacturer communications, payroll, general ledger and credit and debit card authorization.
In addition, we offer productivity tools and add-on modules to our customers to enhance the capabilities of our systems. The modular design of our productivity tools and add-on modules, such as business intelligence, credit card signature capture and delivery tracking, provides our customers with flexibility to deploy or implement our offerings individually or incrementally.
When we sell a new system or add-on module, our education and training team works to minimize disruption during the conversion process and to optimize our customers’ use of the system by training them to use the primary and specialized features of the software. In addition, we integrate most of our products with hardware components and software products of third-party vendors prior to delivering the systems to our customers.
Our primary systems offerings serve customers with varying operations and technical requirements. Customers with lower complexity of operations typically operate fewer than 50 locations, and often operate a single location. Customers with higher complexity of operations often operate multiple locations, have complex inventory requirements and have more advanced in-house information technology resources.
The following table outlines our primary systems offerings:

Vertical market	Lower customer complexity	Higher customer complexity
Hardlines and lumber	Activant Eagle	Activant Falcon Activant ECS Pro

Automotive parts aftermarket	Activant Prism Activant Eagle for J-CON*	Activant A-DIS Activant Vision

Wholesale distribution	Activant Eagle for Distribution CommerceCenter	Activant Prelude CommerceCenter

*	Activant Eagle will replace J-CON as a product offering in the automotive parts aftermarket in mid-2006.

Primary system offerings:
▪	Eagle. Our Eagle platform is designed for small and medium-sized businesses across multiple vertical markets, including hardlines and lumber and wholesale distribution. Eagle is generally designed for customers with less complex business needs. While the majority of Eagle’s systems are used by single store locations, the Eagle platform can operate up to 50 locations. We are currently developing a version of Eagle targeted at the automotive parts aftermarket and expect to release the product in mid-2006.

▪	CommerceCenter. Our CommerceCenter product, which we obtained through the Prophet 21 acquisition, is designed for distributors across multiple segments of the wholesale distribution vertical market including industrial, electrical, fastener, fluid power, tile and floor covering, and medical supply. CommerceCenter is a solution that includes order management, inventory management, warehouse management, purchasing, financial management and data reporting and analysis and can be used by wholesale distributors across the spectrum of lower customer complexity products to higher customer complexity products.

▪	Prism. Our Prism product is designed to meet the needs of both national and independent stores as well as smaller businesses in the automotive parts aftermarket. Prism is a distribution management system designed to improve point-of-sale operations, fine-tune pricing, optimize inventory and manage cash flow.

▪	Falcon. Our Falcon system is designed for large multi-location hardlines and lumber operations. Falcon provides flexibility in tailoring the system to meet the separate needs of individuals, groups, departments and single or multiple dealer locations.

▪	ECS Pro. ECS Pro, a product that we obtained through our acquisition of Speedware Corporation Inc. (“Speedware”) is targeted at the hardlines and lumber vertical market.

▪	A-DIS. Our A-DIS system is designed for large warehouse distributors in the automotive parts aftermarket. A-DIS is fully integrated to our J-CON product, which is used primarily by parts stores and is described below.

▪	Prelude. Prelude, a product that we obtained through the Speedware acquisition, provides comprehensive business management software solutions to wholesale distributors with more complex business needs. Prelude is a feature-intense solution that includes integrated customer relationship management, returned goods processing, accounts receivable collections and forecasting, requisition, purchasing and vendor invoice reconciliation.

▪	Vision. Our Vision product, which we obtained in our acquisition of The Systems House, Inc. in May 2005, is designed for, and targeted to, local, regional and national warehouse distributors in the automotive parts aftermarket and office products market.
In addition to our primary system offerings, we also service and maintain, but do not actively sell to prospective customers, additional systems including:
▪	J-CON. Our J-CON system is designed to manage stores that are members of a national account program in the automotive parts aftermarket. J-CON serves as an inventory management and electronic purchasing tool, trading principally with a single warehouse distributor or multiple warehouse distributors on an A-DIS system.

▪	CSD and Gemini. These systems were designed for medium to large-sized hardlines and lumber distributors.

▪	Loadstar/ S-12/ Service Dealer/ Eclipse. These systems were designed for independent distributors and professional service installers in the automotive parts aftermarket.

▪	Dimensions/ Version 2/4GL. Acquired in the Speedware acquisition, these systems are older character-based systems that have broad functionality and are actively used by customers in our hardlines and lumber vertical market.

▪	Prophet 21 UNIX- based systems. Acquired in our acquisition of Prophet 21, Inc. (“Prophet 21”) these systems operate on UNIX platforms and are designed for specific segments of the wholesale distribution vertical market.

▪	Ultimate. Our Ultimate system is designed for, and targeted to, local, regional and national warehouse distributors in the automotive parts aftermarket.
Currently, we realize significant product support revenues from customers using these products. We have built upgrade and conversion paths for the customers of our J-CON product to our Eagle for J-CON product; CSD and Gemini products to our Eagle or Falcon product; Dimensions, Version 2 and 4GL products to our Eagle and Falcon products; Prophet 21 UNIX-based products to our CommerceCenter product; Ultimate products to our Vision product; and S-12 and Eclipse products to our Prism product. We are targeting our sales and marketing efforts to these customers and expect many of them to continue to upgrade to our current products over the next five years.
Product support
We provide comprehensive maintenance and customer support for each of our systems. Our customers are principally small and medium-sized businesses that require a high level of service, training and customer support to train users and to maintain their systems. We believe that we offer the broadest set of implementation and support services to businesses in our vertical markets. Our product support offerings include:
▪	Access to software updates. We provide our product support customers with regular software updates which, among other things, provide bug fixes, general functionality enhancements and efficiency improvements.

▪	Advice line support. Our team of software and applications specialists provides customers with telephonic and internet training, troubleshooting and other support related to our software and hardware. This team provides technical and industry specific support for our systems through real-time diagnostics, access to our extensive knowledge-base and assistance in optimizing our customers’ usage of our systems for their businesses. We offer our customers several service plan options to accommodate their support needs and requirements for their businesses. In addition, our product development team is available to address the most complex systems issues.

▪	Nationwide hardware and networking specialists. Our field service team can be dispatched throughout the United States, Canada and Puerto Rico to diagnose and repair hardware and software on-site. We believe that this team of service professionals provides us with a competitive advantage. Because these services are provided on site, the customer often develops a working relationship with its hardware and networking specialist. We do not believe any primary competitor offers nationwide on-site support and service.

▪	Server and peripheral repair. We support server and peripheral repair via overnight exchange and other programs from our repair facility in Tracy, California and through outsourced peripheral repair services.
We have web-based product support that allows customers direct access to a call tracking system, on line product training courses and an on line knowledge base. These features allow customers to request support services, review specific calls or their entire support history, increase employee systems knowledge through on line coursework or search a knowledge base to obtain immediate answers to questions. In addition, we have recently deployed a new customer relationship management system to improve our call center infrastructure and provide better service to our customers.
Virtually all new systems customers subscribe to product support and continue to subscribe as long as they use the system. Product support revenues are generally month-to-month and monthly fees vary with system size and configuration. In addition, we offer seminars and workshops to assist customers in understanding the capabilities of their systems. We strive to provide comprehensive information technology support to small and medium-sized business customers to build customer relationships, enhance customer satisfaction and maximize customer retention rates.
Content and data services
Our content and data services include information services, such as database services with information and reports related to point-of-sale activity and connectivity services. These services are specific to our vertical markets and complement our systems offerings.
Automotive parts aftermarket: We provide electronic catalogs, bar codes, related repair information and reports based on point-of-sale activity through a variety of data services. These proprietary database products and services generate recurring revenues through monthly subscription fees and differentiate our products from those of our competitors. We offer data services to our automotive parts aftermarket customers, including warehouse distributors, manufacturers and parts stores and professional installers. Our principal content and data services are:

▪	PartExpert. Our electronic automotive parts and application catalog provides access to a database of over 72 million unique automobile part applications for approximately 6,500 automotive parts aftermarket product lines. These products significantly reduce the time-consuming and cumbersome use of printed catalogs and are designed to increase productivity and accuracy in parts selection and handling. Our systems are integrated with PartExpert. For our PartExpert product, we acquire, enter, clean, standardize and format data from over 800 automotive parts manufacturers in an original, creative and unique manner. This data comes from manufacturers in paper or electronic format. We generally produce catalog updates on compact discs approximately ten to twelve times per year from our facilities in Livermore, California, Austin, Texas and Longford, Ireland.

▪	ePartExpert. ePartExpert enables service professionals and consumers to access our automotive parts database online. This product is used by the manufacturer, warehouse distributor and professional installer segments of the automotive parts aftermarket.

▪	ePartInsight. ePartInsight provides data hub capability that allows large buying groups to access inventory and sales information throughout the buying group simultaneously, which allows better visibility into product sales and inventory trends. This data warehouse product can be connected to all of our automotive parts aftermarket warehouse distributor and parts store products as well as third-party software.

▪	Manufacturer services. We provide a number of fee-based services to the manufacturer segment of the automotive parts aftermarket. These services include catalog content comparisons to similar product groups from other manufacturers, pricing comparisons to similar parts available in the market and electronic catalog data mapping and format conversion.

▪	Connectivity services. We offer Internet and modem-based communication services that connect the automotive parts aftermarket from manufacturers through warehouse distributors and parts stores to professional installers. Our flagship service, AConneX, uses the Internet to allow communication between and among our software systems and other companies’ software systems. AConneX enables parts to be ordered by professional installers from eStore partners and creates a trading network among parts stores and warehouse distributors. In addition, we offer an electronic data interchange interface between warehouse distributors and manufacturers.
We also market the following content and data services to our vertical markets.
▪	Trading Partner Connect. Our Trading Partner Connect offering, which we obtained through the Prophet 21 acquisition, is an Internet trading network that streamlines the commerce process between distributors, their manufacturers and/or suppliers, and end users, thereby increasing sales and improving customer service while reducing operating costs. Through Trading Partner Connect, distributors can access millions of items, enabling them to compete on a larger scale and improve customer service. Distributors further benefit from reduced costs related to EDI and surplus inventory. Trading Partner Connect also provides distributors with a Web based storefront to give end users online customer service as well as ordering capabilities 24 hours a day, seven days a week. Trading Partner Connect offers several components, including B2B Marketplace, B2B Buyer, B2B Alliance, B2B Gateway and B2B Seller.

▪	Networking Support & Security Monitoring. Our Networking Support & Security Monitoring offerings are targeted primarily at the hardlines and lumber vertical market and the automotive parts aftermarket, but are applicable to all three of our vertical markets. These offerings provide network installation, provisioning, troubleshooting and problem resolution, fire wall installation and configuration and virus protection services.

▪	VISTA. Our VISTA offering is targeted at manufacturers in the hardlines and lumber vertical market. VISTA provides ongoing measurement of brand and item movement with major product classifications using point-of-sale business analysis data from independent hardware stores and consumer survey data. Information provided by VISTA gives manufacturers insight into how a specific product or brand performs against its competitors and the market in general. For our VISTA product, we partner with a third-party provider to identify, query and receive information from customer survey participations. We provide this data to our customers in a variety of formats.

▪	IDW and IDX. Our IDW and IDX offerings are targeted at the wholesale distribution vertical market. They enable electrical parts manufacturers and warehouse distributors to exchange purchase order and related documents using electronic data interchange and internet technologies.

▪	INet. Our INet offering is targeted at the hardlines and lumber and wholesale distribution vertical markets. INet provides e-commerce capabilities to our customers such as the ability to conduct business online with their vendors and customers, including e-store ordering, invoicing and e-statement functionality.
Other offerings
In addition to systems, product support and content and data services offerings, we offer our customers migration and application development tools, OpenERP solutions and other business products.
▪	Migration and application development tools. We provide a complete suite of professional services and software tools for customers who wish to migrate their applications and databases from the HP e3000 to other HP platforms. In November 2001, the Hewlett-Packard Company announced that it is ending sale and support for this platform over a five-year period, which will likely result in the decline of our migration business. Our application development tools are designed for use by software programmers for the design and development of computer applications which can be executed on a variety of computer systems other than those platforms used to develop the software application. These application tools substantially improve programmer productivity by facilitating the development of better quality business applications in much less time than traditional tools.

▪	OpenERP Solutions. OpenERP Solutions was launched in 2004 as a solution for discrete manufacturers with the simultaneous acquisition of the legacy enterprise resource planning, or ERP, applications and related customer base from eXegeSys, Inc. and the licensing of a brand new open-source-based ERP application. These modules have been utilized by customers as building blocks of internally-developed ERP systems. OpenERP Solutions has developed a program to retain as many legacy ERP customers as possible by offering a lower-risk and lower-cost upgrade from ERP to OpenERP.

▪	Business products. We offer both standard and custom third-party record-keeping and sales forms and other office supplies, primarily to our existing customer base. These forms and supplies include purchase order forms, checks, invoices, ink, toner and ribbons that are compatible with our software and hardware systems.
Vertical market focus
Our business management solutions serve customers that operate in three primary vertical markets where we have developed specific expertise and have a significant presence as a technology provider. These vertical markets consist of:
▪	Hardlines and lumber. The hardlines and lumber vertical market consists of independent hardware retailers, home improvement centers, paint, glass and wallpaper stores, farm supply stores, retail nurseries and gardens, and independent lumber and building material yards. Hardware stores predominately sell a large variety of hardware, hand and power tools, plumbing and electrical supplies, paint and home décor and lawn and garden supplies to consumers. Independent lumber and building material yards purchase directly from mills or buying groups. These businesses carry a broad assortment of products including commodity lumber items, engineered wood products and high value assembled products including doors and windows. Lumber and building materials dealers are primarily focused on meeting the needs of professional builders and contractors that have specific service requirements. Independent hardware and lumber retailers are often affiliated with cooperatives and buying groups, such as Ace Hardware Corp., True-Value Company or Do it Best Corp., that enable members to compete through optimized product assortment, buying power, brand and member-wide customer loyalty programs and promotions. These cooperatives also influence the information technology buying decisions of their large groups of members. Due to their size, chain home centers, such as The Home Depot Inc., Lowe’s Companies, Inc. and Menard, Inc. generally customize and support their own information technology systems.

▪	Wholesale distribution. The wholesale distribution vertical market includes distributors of a range of products including electrical supply, medical supply, plumbing, heating and air conditioning, brick, stone and related materials, roofing, siding, insulation, industrial machinery and equipment, industrial supplies and service establishment equipment.

The business of wholesale distributors revolves around tracking and managing product inventory and servicing customers with high level requirements, such as product knowledge and availability, flexible delivery schedules, returns management and complex invoicing. In addition, wholesale distributors operate in multiple locations. The ability to manage these operations with a single inventory management system is essential to the success of the business. Wholesale distributors are increasingly using more sophisticated information technology systems to improve merchandising, increase sales, reduce carrying and other operating costs and improve customer service.

▪	Automotive parts aftermarket. There are three distinct distribution channels through which automotive parts distribution occurs: the wholesale, retail and new car manufacturer channels. The automotive parts aftermarket consists of the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks. Our systems solutions target primarily the wholesale channel and our data and content services target the wholesale and retail channel.

There is substantial inefficiency in the automotive parts aftermarket supply chain. Based on statistical data analysis of parts stores’ inventory from our ePartinsight Data Warehouse product, approximately 20% of parts sold are not stocked locally and approximately 22% of parts stocked are not sold within 24 months. In addition, according to industry sources, approximately 27% of parts sold are eventually returned. Participants in the automotive parts aftermarket are required to manage large quantities of data. There are over 4.5 million different stock-keeping units, or SKUs, available to parts sellers. As a result, most automotive parts aftermarket participants require comprehensive inventory management systems and catalogs to keep track of these parts. Also, consumer demand for same-day repair service and the need to quickly turn repair bays encourage professional installers to require prompt delivery of specific parts from their suppliers. Therefore, the ability of either a warehouse distributor or parts store to access information about a part’s availability and price and to promptly supply the required product is critical to its success.
Company operations
Sales and marketing
We have dedicated sales groups to each of the hardlines and lumber and wholesale distribution vertical markets and the automotive parts aftermarket. We have approximately 220 commission based employees. Our sales and marketing strategy is to provide relevant business expertise to target customers by using sales representatives with strong industry-specific knowledge.
Within these vertical markets, we use a combination of field sales, inside sales, value-added resellers and national account programs. We seek to partner with large customers or groups of customers and leverage these program groups to sell to their members. Incentive pay is a significant portion of the total compensation package for all sales representatives and sales managers. Our field sales teams generally focus on identifying and selling to new customers, while our inside sales team focuses on selling upgrades and new software applications to our installed base of customers.
Our marketing approach is to develop strategic relationships with key market participants in the hardlines and lumber vertical market. For example, we are a preferred or recommended business management solutions provider for the members of the Ace Hardware Corp., True Value Company and Do It Best cooperatives and for the Aftermarket Auto parts Alliance, Inc. This strategy includes obtaining endorsements and developing exclusive relationships, warehouse distributor partnerships and other alliances. The goal of these programs is to service the member of the group through customized marketing programs and supply chain services. These relationships have allowed us to streamline the distribution channel and to reduce our direct sales costs.
Product development
Our product development strategy combines innovation and the introduction of new technology with our commitment to the long-term support of the unique needs of our customers. We seek to enhance our existing product lines, offer streamlined upgrade and migration options for our existing customers and develop compelling new products for our existing customer base and prospective new customers.
Our customer base includes long-term customers using our older, character-based systems (which we no longer actively sell), as well as those who have upgraded to our most recently developed products running on Intel platforms with Windows, Linux, AIX and several UNIX platforms. A large portion of our current installed customer base is using older character-based systems, especially in the automotive parts aftermarket. We believe there is a significant opportunity for us to migrate these customers to our current generation of systems offerings running on more modern technology platforms. We have developed our current generation of products to provide an efficient migration path for customers operating older systems while preserving existing functionality and offering significant advantages in ease of use and new e-commerce capabilities.
We have a centrally managed development organization of 375 employees designed to develop shared products and technologies that are used across multiple vertical markets as well as in specific vertical markets.

Competition
The vertical markets we serve are highly fragmented and are served by many competitors. In all of the vertical markets we serve, we primarily compete against smaller software companies with solutions for a single vertical market.
In the hardlines and lumber vertical market we compete primarily with smaller, niche-focused companies, many of which target specific geographic regions. Some of our competitors in this vertical market include Spruce Computer Systems, Inc., Advantage Business Computer Systems, Inc. and Distribution Management Systems, Inc.
We compete with several other vertically-focused software providers in the wholesale distribution vertical market, including a division of Infor Global Solutions, Inc. and Intuit Inc.’s Eclipse product line. Other competitors include vertically-focused software vendors in the building material, distribution and manufacturing markets, as well as independent software vendors, software tool developers and vendors and database vendors in other markets.
In the automotive parts aftermarket we compete primarily with smaller software and content companies that operate regionally or in a specific niche of the market. Some of our competitors in this vertical market include icarz, Inc. and Autologue Computer Systems Inc., in systems and with Wrenchead, Inc. in systems and content and data services. Additionally, we are working to displace in-house systems or catalogs. For example, AutoZone, Inc. and Genuine Parts Company’s NAPA Parts Group both produce their own systems and electronic automotive parts catalogs for their stores and members.
Several large software companies have made public announcements regarding the attractiveness of various small and medium sized business markets and their intention to expand their focus in these markets, including Intuit Inc., Microsoft Corporation, Oracle Corporation, SAP AG and The Sage Group plc. These large software companies have rarely competed directly with us. However, there can be no assurance that they will not do so in the future.
Customers
For the year ended September 30, 2005, no single customer accounted for more than 10% of our total revenues. Our top ten customers accounted for 24.3% of total revenues. Some of our top 10 customers included (i) Ace Hardware Corp. and True Value Company in the hardlines and lumber vertical market, (ii) General Parts, Inc., the Aftermarket Auto Parts Alliance, Inc. and O’Reilly Automotive, Inc. in the automotive parts aftermarket and (iii) the Industry Data Exchange Association, a joint venture formed by the National Electrical Manufacturers Association and the National Association of Electrical Distributors, in the wholesale distribution vertical market. We have approximately 13,500 product support customers.
Suppliers
For fiscal year 2005, Dell Inc. was our largest supplier of hardware supplies used in our solutions. No other supplier accounted for more than 10% of our total hardware supply expense. We have a number of competitive sources of supply for these and other supplies used in our operations.
Employees
As of September 30, 2005, we had approximately 2,100 employees. None of our employees are represented by unions. We have not experienced any labor problems resulting in a work stoppage and believe we have good relations with our employees.
Joint venture
We own 48% of the outstanding common stock of Internet Autoparts, Inc., or IAP, a joint venture among us and some of our key customers and other investors, which was formed in May 2000. IAP provides the automotive parts aftermarket with a web-based parts ordering and communications platform linking automotive service providers with wholesale distributors and other trading partners.
We granted certain non-exclusive, perpetual, non-transferable licenses to IAP in return for our initial one-third interest in IAP. IAP agreed, subject to certain exceptions, not to compete with us in the businesses in which we are engaged. In addition, we agreed, subject to certain exceptions, not to compete with IAP in the business of selling new or rebuilt automotive parts over the Internet to professional installers and consumers.

IAP utilizes our web-based parts catalog, ePartExpert, and has access to our Internet communications gateway, AConneX, which provides seamless communications among its various business platforms and third-party management systems. AConneX is available for licensing to third-party management systems in addition to IAP. The licenses granted to IAP provide for the payment to us of royalties based upon a percentage of net sales made by IAP using the licensed technology. We have no commitment to invest additional funds in IAP, although, we are obligated to provide service and support for AConneX.
Segment Reporting
See Note 13 of Notes to Consolidated Financial Statements.
Item 1A. Risk Factors.
Any of the following risks could materially and adversely affect our business, financial condition or results of operations. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially adversely affect our business, financial condition or results of operations.
Because of the varying sales cycles applicable to our systems sales, our quarterly systems revenues and other operating results can be difficult to predict and may fluctuate substantially.
Our systems revenues have increased from approximately 27% of our total revenues for the year ended September 30, 2002 to approximately 39% of our total revenues for the year ended September 30, 2005. We expect our systems revenues to continue to represent an increasing percentage of our total revenues. The sales cycle for our systems generally ranges from 30 days to 12 months, and it may be difficult to predict when a sale will close, if at all. It is therefore difficult to predict the quarter in which a particular sale will occur and to plan our expenditures accordingly. The delay or failure to complete systems sales in a particular quarter would reduce our revenues in that quarter and until any such sale is made.
If we cannot successfully anticipate or respond to our customers’ needs and requirements, our revenues could decline significantly and our operating results could be materially adversely affected.
The business management solutions industry is characterized by technological advances, adoption of evolving industry standards in computer hardware and software technology and new product introductions. Our future success will depend in part on our ability to:
•	maintain and enhance our systems and services;

•	successfully anticipate or respond to our customers’ needs and requirements; and

•	develop and market our electronic automotive parts and applications catalog and other products and services in order to meet changing customer needs.
We cannot assure you that we will effectively respond to the changing technological requirements of the vertical markets we serve. To the extent we determine that new software and hardware technologies are required to remain competitive or our customers demand more advanced offerings, the development, acquisition and implementation of these technologies are likely to require significant capital investments by us. We cannot assure you that capital will be available for these purposes or that investments in technologies will result in commercially viable products. In addition, we cannot assure you that we will be able to maintain our electronic automotive parts and applications catalog or introduce new versions or releases in a timely manner, or that we will be able to implement these new versions or releases in a manner that will meet the needs of our customers and maintain their proprietary nature. In the event we are not able to respond to changing technological requirements in the vertical markets we serve or our customers’ needs, our revenues could decline significantly and our operating results could be materially adversely affected.
If we do not develop new relationships and maintain our existing relationships with key customers and/or well-known market participants, our revenues could decline significantly and our operating results could be materially adversely affected.
We have developed strategic relationships with many well-known market participants in the hardlines and lumber vertical market and the automotive parts aftermarket. For example, we are a preferred or a recommended business management solutions provider for the members of the Ace Hardware Corp., True Value Company and Do it Best Corp. cooperatives and for Aftermarket Auto

Parts Alliance, Inc. We believe that our ability to increase revenues depends in part upon maintaining our existing customer and market relationships and developing new relationships. We may not be able to renew or replace our existing licensing agreements upon expiration or maintain our market relationships that allow us to market and sell our products effectively. The loss of key relationships, in whole or in part, could materially adversely impact our business.
General Parts, Inc., one of our largest customers, intends to discontinue the use of certain of our products and, as a result, our revenues in the automotive parts aftermarket could decline significantly and our operating results could be materially adversely affected.
In June 2004, General Parts, Inc. one of our largest customers, informed us of its intention to replace our J-CON parts store system with its own branded product at its company-owned stores and to recommend that its independent affiliated stores also replace the J-CON system. We believe the majority of this transition will be completed by the end of calendar year 2006. J-CON system sales revenues and product support revenues for all of General Parts’ company-owned stores and independent affiliated stores related to these systems were approximately $1.8 million and $7.5 million, respectively, for the year ended September 30, 2004 and approximately $0.1 million and $6.8 million, respectively, for the year ended September 30, 2005. In addition, General Parts licenses one of our electronic automotive parts and applications catalogs and uses our A-DIS warehouse system and our AConneX product. As a result, General Parts accounted for approximately $21.2 million, or 9.4%, of our total revenues for the year ended September 30, 2004 and $17.5 million, or 5.9%, of our total revenues for fiscal year 2005. We cannot assure you that General Parts will continue as a catalog, A-DIS or AConneX customer at current levels, or be a customer at all in the future.
Approximately 58% of our total revenues is based on our subscription services revenues, which generally are not governed by long-term contracts, and therefore, if our current customers do not continue their subscriptions, our revenues could decline significantly and our operating results could be materially adversely affected.
Our product support and content and data services are typically provided on a subscription basis, subject to cancellation on 30 to 60 days’ notice without penalty. Accordingly, we cannot assure you that our customers will continue to subscribe to our services. As we stop actively improving and selling several of our older systems, we experience reduced rates of customer retention which has been particularly evident in the automotive parts aftermarket. These developments have resulted in a decrease in our automotive parts aftermarket product support revenues from $37.7 million for the year ended September 30, 2004 to $34.5 million for the year ended September 30, 2005, representing a decrease of 8.5%. We expect the decreases in automotive parts aftermarket product support revenues to continue, although we cannot predict with certainty the magnitude and timing of future decreases.
If our existing customers that operate systems that we no longer actively sell do not upgrade or delay upgrading to our current generation of systems or upgrade to a system not sold by us, our operating results could be materially adversely affected.
Approximately half of our existing customers currently operate systems that we service and maintain but do not actively sell. Although we have developed upgrade paths to newer technologies for substantially all of these older systems, we cannot predict if or when our customers will upgrade to these newer technologies. If customers do not upgrade or delay the upgrade cycle, or if they upgrade to a competitive system, our systems sales and services revenues and operating results could be materially adversely affected.
We rely on third-party information for our electronic automotive parts and applications catalog and we are increasingly facing pressure to present our electronic automotive parts and applications catalog in a flexible format, each of which could expose us to a variety of risks, including increased pressure on our pricing.
We are dependent upon third parties to supply information for our electronic automotive parts and applications catalog. Currently, we obtain most of this information without a contract. In the future, more third-party suppliers may require us to enter into a license agreement and/or pay a fee for the use of the information or may make it more generally available to others. For example, an industry association is currently developing a data collection format that would make this information more accessible to consumers and provide it in a more usable format. We rely on this third-party information to continuously update our catalog. In addition, as a result of competitive pressures, we may begin providing our electronic automotive parts and applications catalog in a flexible format which could make it more difficult for us to maintain control over the way information presented in our catalog is used. Any change in the manner or basis on which we currently receive this information or in which it is made available to others could have a material adverse effect on our electronic automotive parts and applications catalog business, which could have a material adverse effect on our business and results of operations.

The costs and difficulties of integrating Speedware Corporation Inc., Prophet 21, Inc. or future acquisitions could impede our future growth, diminish our competitiveness and materially adversely affect our operations.
In March 2005, we acquired Speedware and, in September 2005, we acquired Prophet 21. These acquisitions increased the size and geographic scope of our operations. As a result, our management’s attention will be focused, in part, on the integration process for the foreseeable future. Additionally, we may pursue additional acquisitions as part of our expansion strategy or to augment our sales, including additional acquisitions that extend our presence outside of North America. However, we may be unable to identify additional potential acquisition targets, integrate and manage successfully any acquired businesses, including Speedware and Prophet 21, or achieve a substantial portion of any anticipated cost savings or other anticipated benefits from the Speedware acquisition, the Prophet 21 acquisition or other acquisitions in the timeframe we anticipate, or at all. Acquisitions, including the Speedware and Prophet 21 acquisitions, involve numerous risks, such as difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, market acceptance of our integrated product offerings, risks related to potential unknown liabilities associated with acquired business, personnel turnover and the diversion of management’s attention from other business concerns. Acquisitions of foreign businesses involve numerous additional risks, including difficulty enforcing agreements and collecting receivables under foreign laws and regulations, unexpected political, legal, trade or economic changes or instability, more stringent regulatory requirements or rules relating to labor or the environment, difficulty enforcing our intellectual property rights and increased exposure to foreign exchange rate fluctuations.
In addition, based upon a preliminary purchase price allocation, approximately $90.0 million of the purchase price paid in connection with the Speedware acquisition and approximately $173.5 million of the purchase price paid in connection with the Prophet 21 acquisition have been allocated to acquired goodwill, which must be assessed for impairment at least annually. In the future, if the Speedware or Prophet 21 business does not yield expected financial results we may be required to take charges to our earnings based on this impairment assessment process, which could materially adversely affect our financial position.
Our Eagle product being developed for the automotive parts aftermarket is a key element to our strategy to re-establish growth in the automotive parts aftermarket, and if such product does not gain market acceptance within that market our future growth and operating results could be adversely affected.
A component of our business strategy is to re-establish growth in the automotive parts aftermarket through the introduction of new systems and services. We are currently developing a version of Eagle product, a Windows-based system which has versions currently targeted at the hardlines and lumber and wholesale distribution vertical markets, that will target the automotive parts aftermarket. In the event our version of Eagle for the automotive parts aftermarket does not gain acceptance within that market, our future growth and operating results could be adversely affected.
We compete with many other technology providers in connection with the sale of our business management solutions to the retail and wholesale distribution market and our failure to effectively compete could erode our market share and/or profit margins.
The retail and wholesale distribution market is highly fragmented and the technology needs in this market are supplied by many competitors. In the hardlines and lumber vertical market we compete primarily with smaller, niche-focused companies, many of which target specific geographic regions. In the automotive parts aftermarket we compete primarily with smaller software companies that operate regionally or in a specific niche of the market. Many of these competitors price their products and services below our prices which over time may impact our pricing and profit margins. We compete with several companies in the wholesale distribution vertical market that are larger than us, including Infor Global Solutions, Inc. and Intuit Inc. In addition, there are also several niche competitors in the wholesale distribution vertical market. Further, several large software companies have made public announcements regarding the attractiveness of various small and medium-sized business markets and their intention to expand their focus in these markets, including Intuit Inc., Microsoft Corporation, Oracle Corporation, SAP AG and The Sage Group plc. To date, we have rarely competed directly with any of these larger software companies; however, there can be no assurance that we will not do so in the future. Our present and future competitors may have greater financial and other resources than we do and may develop better solutions than those offered by us. If increased spending is required to maintain market share or a rapid technological change in the industry occurs, we may encounter additional competitive pressures which could materially adversely affect our market share and/or profit margin.
Future consolidation among our customers and other businesses in the markets in which we operate may reduce our revenues, which would negatively impact our financial performance.
The markets we serve are highly fragmented. These markets have in the past and are expected to continue to experience consolidation. For example, the hardlines and lumber vertical market has experienced consolidation as retail hardware stores and lumber and building materials dealers try to compete with mass merchandisers such as The Home Depot Inc., Lowe’s Companies,

Inc. and Menard, Inc. In addition, some of the mass merchandisers and many large distributors have been acquiring smaller chains and independent stores. We may lose customers as a result of this consolidation. Our customers may be acquired by companies with their own proprietary business management systems or by companies that utilize a competitor’s system, or our customers may be forced to shut-down due to this competition. Additionally, if original equipment manufacturers successfully increase sales into the automotive parts aftermarket, our customers in this vertical market may lose revenues which could adversely affect their ability to purchase and maintain our solutions or stay in business.
If we fail to adequately protect our proprietary rights and intellectual property, we may incur unanticipated costs and our competitive position may suffer.
Our success and ability to compete effectively depend in part on our proprietary technology. We have approximately 275 registered copyrights, 110 registered trademarks and five registered patents in the United States. We attempt to protect our proprietary technology through the use of trademarks, patents, copyrights, trade secrets and confidentiality agreements with our employees. There can be no assurance, however, that we will be able to adequately protect our technology or that competitors will not develop similar technology independently.
If we become subject to adverse claims alleging infringement of third-party proprietary rights, we may incur unanticipated costs and our competitive position may suffer.
We are subject to the risk that we are infringing on the proprietary rights of third parties. Although we are not aware of any infringement by our technology on the proprietary rights of others and are not currently subject to any legal proceedings involving claimed infringements, we cannot assure you that we will not be subject to such third-party claims, litigation or indemnity demands and that these claims will not be successful. If a claim or indemnity demand were to be brought against us, it could result in costly litigation or product shipment delays or force us to stop selling such product or providing such services or to enter into royalty or license agreements.
We have a substantial amount of debt which could have negative consequences on our business in the future.
As of September 30, 2005, our total outstanding indebtedness was $415.5 million. Our substantial indebtedness may have important consequences to you, including:
•	limiting cash flow available to fund our working capital, capital expenditure or other general corporate requirements and acquisitions;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of interest rate fluctuations to the extent we pay interest at variable rates on our debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditure or other general corporate requirements and acquisitions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and industry; and

•	placing us at a competitive disadvantage compared to our competitors with less indebtedness.
We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which would materially adversely affect our financial condition and results of operations.
Our ability to make scheduled principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations in the amounts projected or at all, or if future borrowings are not available to us under our new senior credit facility in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be materially adversely affected.

We are and will continue to be subject to restrictive debt covenants that limit our business flexibility by imposing operating and financial restrictions on our operations.
Our senior revolving credit facility imposes significant operating and financial restrictions on us. These restrictions prohibit or limit, among other things:
•	the incurrence of additional indebtedness and the issuance of preferred stock and certain redeemable capital stock;

•	the payment of dividends on, and purchase or redemption of, capital stock;

•	other restricted payments, including investments and repayment of indebtedness;

•	acquisitions and sales of assets;

•	the creation of liens; and

•	consolidations, mergers and transfers of all or substantially all of our assets.
In addition, our senior revolving credit facility requires us to maintain specified financial ratios and satisfy other financial tests. Our ability to comply with these ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions.
A breach of any of these covenants, ratios or tests could result in a default under our senior revolving credit facility. In addition, upon the occurrence of an event of default under our senior revolving credit facility, the lenders could elect to declare all amounts outstanding under our senior revolving credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the security granted to them to secure that indebtedness.
Our software and information services could contain design defects or errors which could affect our reputation, result in significant costs to us and impair our ability to sell our products.
Our software and information services are highly complex and sophisticated and could, from time to time, contain design defects or errors. Additionally, third-party information supplied to us for inclusion in our electronic automotive parts and applications catalog may not be complete, accurate or timely. We cannot assure you that these defects or errors will not delay the release or shipment of our products or, if the defect or error is discovered only after customers have received the products, that these defects or errors will not result in increased costs, litigation, customer attrition, reduced market acceptance of our systems and services or damage to our reputation.
Interruptions in our connectivity applications could disrupt the services that we provide and materially adversely affect our business and results of operations.
Certain of our customers depend on the efficient and uninterrupted operation of our software connectivity applications, such as AConneX, which are maintained in our data center located in Austin, Texas. These applications are vulnerable to damage or interruption from a variety of sources, including natural disasters, telecommunications failures and electricity brownouts or blackouts. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our connectivity applications. We have concluded it is not cost effective at this time to maintain any secondary “off-site” systems to replicate our connectivity applications, and we do not maintain and are not contractually required to maintain a formal disaster recovery plan with respect to these applications. To the extent that any disruptions result in a loss or damage to our data center and our connectivity applications, it could result in damage to our reputation and lost revenues due to adverse customer reactions.
In the event of a failure in a customer’s computer system installed by us, a claim for damages may be made against us regardless of our responsibility for the failure, which could expose us to liability.
We provide business management solutions that we believe are critical to the operations of our customers’ businesses and provide benefits that may be difficult to quantify. Any failure of a customer’s system installed by us could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we attempt to limit our contractual liability for damages resulting from negligent acts, errors, mistakes or omissions in rendering our services, we cannot assure you that the limitations on liability we include in our agreements will be enforceable in all cases, or that those limitations on liability will otherwise protect us from liability for damages. Furthermore, there can be no assurance that our insurance coverage will be adequate or that coverage will remain available at acceptable costs. Successful claims brought against us in excess of our insurance coverage could seriously harm our business, prospects, financial condition and results of operations. Even if not successful, large claims against us could result in significant legal and other costs and may be a distraction to our senior management.
Our success depends in part upon members of our senior management team, and our inability to attract and retain qualified management personnel could have a negative effect on our ability to operate our business.
Our success and ability to implement our business strategy, including integrating acquisitions, depend upon the continued

contributions of our management team and others, including our technical employees. Our future success also depends on our ability to attract and retain qualified personnel. In addition, we may be required to increase compensation in order to attract and retain qualified personnel. A failure to retain members of our senior management team or attract other qualified personnel could reduce our revenues, increase our expenses and reduce our profitability.
Because we sell to small and medium-sized retail and wholesale distribution businesses, prolonged unfavorable general economic and market conditions could negatively impact our sales.
We sell our systems and services to a large number of small and medium-sized businesses. These businesses may be more likely to be impacted by unfavorable general economic and market conditions than larger and better capitalized companies. Furthermore, the businesses of our customers in the hardlines and lumber vertical market are affected by trends in the new housing and home improvements market, and those customers in the wholesale distribution vertical market are affected by trends in general construction and industrial production markets, which could be negatively impacted by an increase in interest rates or a decline in the general economy. Therefore, unfavorable general economic and market conditions in the United States (including as a result of terrorist activities) could have a negative impact on our sales.

Item 2. Properties.
Our properties are leased, and include integration and distribution, software development and data entry facilities and administrative, executive, sales, and customer support offices. Our principal executive offices are located at 804 Las Cimas Parkway, Austin, Texas 78746. We consider our properties to be suitable for their present and intended purposes and adequate for our current level of operations.
As of December 15, 2005, our facilities consisted of the principal properties listed in the table below.

	Approx.
	Size		Lease
Location	(Sq. ft.)	Description of Use	Termination
Livermore, California	79,000	Management offices; product support; software development; data entry; sales; administrative	2012
Austin, Texas	70,000	Principal and management offices; product support; software development; data entry; sales; administrative	2015
Yardley, Pennsylvania	65,000	Management offices; product support; software development; sales; administrative	2007
Tracy, California	36,500	Hardware computer repair	2006
Westminster, Colorado	30,000	Management offices; product support; software development; sales; administrative	2011
Greenville, South Carolina	23,400	Product support; software development; sales; administrative	2007
Austin, Texas	23,000	Systems integration and distribution	2008
Longford, Ireland	21,000	Data entry; sales; administrative	2027
Plano, Texas	21,000	Product support; sales	2007
Westminster, Colorado	17,500	Product support	2008
Montreal, Quebec	14,800	Management offices; product support; sales; administrative	2010
Austin, Texas	11,000	Hardware computer repair	2010
Austin, Texas	9,000	Data Center	2008
We are currently in the process of moving our hardware computer repair facility from Tracy, California to Austin, Texas. In addition, we have short-term leases on over 40 offices and field service locations in the United States, Canada, the United Kingdom, and France.
Item 3. Legal Proceedings.
We are a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to our operations. We do not believe that such proceedings and actions will, individually or in the aggregate, have a material adverse effect on our results of operations, financial condition or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders.
The stockholders of Activant Solutions Inc. unanimously consented on October 24, 2005 in lieu of an annual meeting to the continuation of the following directors: Peter Brodsky, Jason Downie, Jack D. Furst, A. Laurence Jones, James R. Porter, and Robert Shaw.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
There is no established public trading market for any class of our common stock. All of our common stock is held by Activant Solutions Holdings Inc., a Delaware corporation (“Holding”). We paid Holding a $30.0 million dividend in fiscal 2003. Holding made a $38.3 million capital contribution in fiscal 2005. Our ability to pay any dividends in the future is limited by the terms of our senior revolving credit facility and the indentures governing our 10 1/2% senior notes due 2011 and our floating rate senior notes due 2010. See Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Item 6. Selected Financial Data.
The following table sets forth our selected financial data for the years ended September 30, 2001, 2002, 2003, 2004 and 2005. The balance sheet data as of September 30, 2004 and 2005, and the statement of operations data for the years ended September 30, 2003, 2004 and 2005 set forth below are derived from our audited consolidated financial statements included elsewhere herein. The balance sheet data as of September 30, 2001, 2002 and 2003 and the statement of operations data for the years ended September 30, 2001 and 2002 set forth below are derived from our audited consolidated financial statements that are not included herein. The selected financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements included elsewhere herein.

(in thousands)	Year Ended September 30,
	2001	2002	2003	2004	2005
Statement of Operations Data:
Revenues	$211,035	$218,705	$221,546	$225,806	$265,991
Cost of revenues	113,743	111,764	111,777	109,773	127,000

Gross profit	97,292	106,941	109,769	116,033	138,991
Sales and marketing	39,491	33,909	31,961	31,882	38,338
Product development	17,470	17,435	16,997	16,167	22,045
General and administrative	23,131	24,635	26,512	26,553	30,562
Amortization of goodwill and purchased intangibles	13,624	1,785	894	787	3,818

Total operating expenses	93,716	77,764	76,364	75,389	94,763

Operating income	3,576	29,177	33,405	40,644	44,228
Interest expense	(17,804)	(14,054)	(14,782)	(19,367)	(25,493)
Expenses related to debt refinancing	—	—	(6,313)	(524)	—
Gain on sale of assets	—	—	—	6,270	—
Other income (expense), net	(647)	120	(144)	305	428

Income (loss) before income taxes	(14,875)	15,243	12,166	27,328	19,163
Income tax expense (benefit)	(1,932)	5,875	4,351	10,561	5,645

Net income (loss)	$(12,943)	$9,368	$7,815	$16,767	$13,518

Balance Sheet Data (at end of period):
Cash and cash equivalents	$3,897	$398	$10,215	$32,065	$10,952
Working capital	2,756	(8,889)	21,214	28,549	(3,296)
Total assets	222,787	185,787	202,285	188,905	574,624
Total debt, including current maturities	176,757	137,997	173,300	155,714	415,477
Stockholder’s equity (deficit)	$(24,712)	$(14,853)	$(36,662)	$(20,020)	$32,868

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our audited historical consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The results described below are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on our current expectations, which are inherently subject to risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors. We undertake no obligation beyond what is required under applicable securities law to publicly update or revise any forward-looking statement to reflect current or future events or circumstances, including those set forth in the section entitled “Risk Factors” and elsewhere herein.
Overview
We are a leading provider of business management solutions serving small and medium-sized businesses in three primary vertical markets: hardlines and lumber, wholesale distribution and the automotive parts aftermarket (“Auto”). Using a combination of proprietary software and extensive expertise in these vertical markets, we provide complete business management solutions consisting of tailored systems, product support and content and data services designed to meet the unique requirements of our customers. Our fully integrated systems and services include point-of-sale, inventory management, general accounting and enhanced data management that enable our customers to manage their day-to-day operations. Our revenues are derived from our four reporting segments which are organized around the following business management solutions:
▪	Systems, which is comprised primarily of proprietary software applications, implementation and training and third-party software, hardware and peripherals. For the year ended September 30, 2005, systems revenues accounted for approximately 40% of our total revenues;

▪	Product Support, which is comprised primarily of customer support activities, including support through our advice line, software updates, preventive and remedial on-site maintenance and depot repair services. Our product support services are generally provided on a subscription basis, and accordingly, revenues from this segment are generally recurring in nature. For the year ended September 30, 2005, product support revenues accounted for approximately 36% of our total revenues;

▪	Content and Data Services, which is comprised primarily of proprietary database and data management products for the vertical markets we serve (such as our comprehensive electronic automotive parts and applications catalog and point-of-sale business analysis data), connectivity services, e-commerce, networking and security monitoring management solutions. Our content and data services are generally provided on a monthly subscription basis and accordingly, revenues from this segment are generally recurring in nature. For the year ended September 30, 2005, content and data services revenues accounted for approximately 21% of our total revenues; and

▪	Other Services, which is comprised primarily of business products, such as forms and other paper products. For the year ended September 30, 2005, other services revenues accounted for approximately 3% of our total revenues.
For the year ended September 30, 2005, our revenues were derived from customers that operate in three vertical markets — hardlines and lumber, wholesale distribution and Auto — and from our productivity tools business.
▪	The hardlines and lumber vertical market consists of independent hardware retailers, home improvement centers, paint, glass and wallpaper stores, farm supply stores, retail nurseries and gardens and independent lumber and building material dealers primarily in the United States. For the year ended September 30, 2005, we generated approximately 54% of our total revenues from the hardlines and lumber vertical market.

▪	The wholesale distribution vertical market consists of distributors of a range of products including electrical supply, plumbing, medical supply, heating and air conditioning, brick, stone and related materials, roofing, siding, insulation, industrial machinery and equipment, industrial supplies, and service establishment equipment vendors, primarily in the United States. For the year ended September 30, 2005, we generated approximately 7% of our total revenues from the wholesale distribution vertical market.

▪	Auto consists of customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks, and includes manufacturers, warehouse distributors, parts stores, professional installers and several chains in North America and Europe. For the year ended September 30, 2005, we generated approximately 37% of our total revenues from Auto.

▪	The productivity tools business, which primarily consists of software migration and application development tools, which we acquired as a part of the Speedware acquisition. For the year ended September 30, 2005, we generated approximately 2% of our total revenues from the productivity tools business.
Key Components of Results of Operations
Revenues. We derive revenues primarily from three of our four operating segments: systems, product support and content and data services. Systems revenues include the sale of our proprietary software applications, implementation and training, and third-party software, hardware and peripherals. These revenues are derived from one-time sales. Product support revenues generally consist of revenues associated with the software and hardware support and maintenance of our systems. Content and data services revenues consist of the sale of proprietary database and data management products, including our electronic automotive parts and applications catalog, exchanges and other information services. Product support and content and data services are provided on a subscription basis and, accordingly, the revenues are generally recurring in nature.
Cost of revenues. Cost of systems revenues primarily includes computer hardware and peripherals purchased from third parties, the labor and overhead associated with integrating, shipping, installing and training customers on our systems and the amortization of capitalized software costs. Cost of product support revenues primarily includes personnel costs associated with the software and hardware support and maintenance of our systems. Cost of content and data services revenues primarily includes personnel costs associated with data entry into our information databases, the amortization of capitalized databases, telecommunications costs and facility costs. We capitalize certain portions of database costs in accordance with Statement of Financial Accounting Standards, or SFAS, No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.
Sales and marketing expense. Sales and marketing expense primarily consists of personnel costs associated with our sales and marketing efforts, commissions, bad debt expense related to our accounts receivable, depreciation, amortization, telecommunication costs and facility costs.
Product development expense. Product development expense primarily consists of personnel expenses and contract services associated with the development and maintenance of our software and databases, depreciation, amortization, telecommunication expenses and facility costs. We capitalize certain portions of product development expenses in accordance with SFAS No. 86.
General and administrative expense. These costs include departmental costs for executive, legal, administrative services, finance, telecommunications, facilities and information technology.
Key Trends
▪	Growth in our revenues from the hardlines and lumber and wholesale distribution vertical markets. Our systems revenues from the hardlines and lumber and wholesale distribution vertical markets have grown at an organic compound annual growth rate of approximately 26% from fiscal year 2002 through fiscal year 2005. This growth has been a result of the development of stronger relationships and licensing agreements with all three primary cooperatives in the hardlines and lumber vertical market, increased sales of upgraded software applications to customers and increased demand for our Eagle and Falcon product in the hardlines and lumber vertical market. Increased systems revenues generally result in increased product support revenues in future years as we add new customers and new products. In each of the last three fiscal years, product support revenues have increased as we added more new customers to our product support business and sold additional add-on modules. In addition to our organic growth, our recent acquisitions of Speedware and Prophet 21 have increased our revenues in the hardlines and lumber and wholesale distribution vertical markets.

▪	Lower customer retention in our Auto vertical market. As we stop actively developing and selling several of our older systems, especially in our Auto vertical market, we have experienced reduced rates of customer retention. We have developed various upgrade paths for these customers and have undertaken a specific customer services campaign to increase retention rates for customers who elect to continue to operate with our older systems. Despite our efforts, we have experienced year-over-year decreases in our Auto product support revenues and we expect lower levels of customer retention to continue. We are developing our Eagle platform as an upgrade path for our Auto customers on our J-CON system.

▪	Consolidation of our customers’ vertical markets. Our customers are undergoing consolidation. When one of our customers acquires a company that does not currently use our systems, we typically benefit from new systems sales and increased services revenues associated with that customer. When a company not currently using our systems acquires one of our customers, we typically lose services revenues. We believe that consolidation has been neither a material benefit nor a material detriment to our operating results over the past three years. Recent trends in the automotive marketplace may cause additional consolidation to become detrimental in future years.
Acquisitions
Speedware Corporation Inc. In March and April 2005, we acquired the common stock of Speedware for cash consideration of $100.8 million. The Speedware acquisition solidifies our position as a leading provider of business management solutions to the hardlines and lumber vertical market through the addition of over 700 customers in this vertical market. The Speedware acquisition and related fees and expenses were funded with a combination of $4.5 million cash on hand and the proceeds of our offering of $120.0 million aggregate principal amount of floating rate senior notes due 2010. The purchase price allocation is based upon the relative fair values of the identifiable assets acquired and liabilities assumed. Our financial statements for the year ended September 30, 2005 include the results of operations of Speedware for the period beginning April 1, 2005 through September 30, 2005.
Prophet 21, Inc. On September 13, 2005, we acquired all of the outstanding common stock of Prophet 21 for cash of $218.2 million, subject to a post-closing working capital adjustment. Prophet 21 is a leading provider of business management solutions to the wholesale distribution vertical market. We believe that the integration of Prophet 21 into our operations has significantly enhanced our position and expertise serving the wholesale distribution vertical market and provided additional systems and service offerings for our customers. The Prophet 21 acquisition and related fees and expenses were funded with a combination of the proceeds of (i) a $140.0 million senior unsecured bridge loan to us, (ii) a $40.0 million senior unsecured bridge loan to Holding and (iii) $42.9 million cash on hand. The purchase price allocation is based upon the relative fair values of the identifiable assets acquired and liabilities assumed. Our financial statements for the year ended September 30, 2005 include the results of operations of Prophet 21 for the period beginning September 14, 2005 through September 30, 2005.
The Systems House, Inc. On May 16, 2005, we purchased substantially all of the assets of The Systems House, Inc. The System House, Inc.’s next generation business management solution, Vision, is designed for warehouse distributors in the automotive parts aftermarket. The total consideration paid for the acquisition was approximately $2.6 million cash on hand.
General Parts, Inc. Relationship
In June 2004, General Parts, Inc., one of our largest customers, informed us of its intention to replace our J-CON parts store system with its own branded product at its company-owned stores and to recommend that its independent affiliated stores also replace the J-CON system. We believe the majority of this transition will be completed by the end of calendar year 2006. J-CON system sales revenues and product support revenues for all of General Parts’ company-owned stores and independent affiliated stores were approximately $1.8 million and $7.5 million, respectively, for fiscal year 2004 and approximately $0.1 million and $6.8 million, respectively, for the year ended September 30, 2005. In addition, General Parts licenses one of our electronic automotive parts and application catalogs and uses our A-DIS warehouse system and our AConneX product. As a result, General Parts accounted for approximately $21.2 million, or 9.4%, of our total revenues for fiscal year 2004 and $17.5 million, or 5.9%, of our total revenues for fiscal year 2005.
Sale of Assets
On October 1, 2003, we sold certain non-core assets consisting of our automotive recycling product line to an unaffiliated third party. The total sales price, which was determined based on arm’s length negotiations, was $7.2 million, which resulted in a gain of $6.3 million in the first quarter of fiscal year 2004.
Subsequent Event
On October 17, 2005, we completed a private placement of $145.0 million aggregate principal amount of senior floating rate notes due 2010. The notes bear interest at LIBOR plus 6.0% and are our general, unsecured obligations, subject to the terms and conditions contained in an Indenture, dated March 30, 2005, between us, certain of our subsidiary guarantors and Wells Fargo Bank, National Association. The proceeds of the private placement were used to repay the $140.0 million of proceeds from the senior unsecured bridge loan that we used to acquire Prophet 21 and to pay related transaction fees and expenses.
On October 25, 2005, we filed a registration statement with respect to an offer to exchange our senior floating rate notes for other freely tradable notes that are registered with the Securities and Exchange Commission and that have substantially identical terms as the senior floating rate notes.

Effective October 31, 2005, we entered into a two year interest rate swap, for a notional amount of $100 million, to achieve a more equal mix of fixed and floating rate debt. The interest rate swap effectively converts $100 million of floating rate debt to fixed rate debt by fixing the three month London Interbank Offered Rates we pay at 4.72%. As a result of the interest rate swap, and during the two year term of the swap, the interest rate on $100 million of our floating rate debt is effectively fixed at 10.72%.
Segment reporting and classification
Through the year ended September 30, 2004, we organized our operations around two reportable segments consisting of an automotive segment and a non-automotive segment. We formerly referred to the non-automotive segment as the Industry Solutions Group. Beginning October 1, 2004, we began establishing a new organizational and reporting structure. Commencing in the second quarter of 2005, we organized our business around four reportable segments (the “Segments”) consisting of (i) systems, (ii) product support, (iii) content and data services and (iv) other services. We sell our products and services to three distinct vertical markets consisting of hardlines and lumber, wholesale distribution and Auto and through our productivity tools business. Revenue for each segment is also reported by each of these three vertical markets and productivity tools.
Our president and chief executive officer (the “CEO”) has been identified as the chief operating decision maker in assessing the performance of our Segments and the allocation of resources to them. Each Segment is managed separately. The CEO relies on the information derived directly from our management reporting system. The primary financial measure used by the CEO in assessing performance and allocating resources to the Segments is gross profit, a measure that is comprised of revenues less cost of revenues, each of which is described above under “—Key Components of Results of Operations.”
Historical Results of Operations
Year Ended September 30, 2005 Compared to Year Ended September 30, 2004
Revenues. The following table sets forth, for the periods indicated, our Segment revenues by vertical market and for productivity tools and the variance thereof.

	Year Ended September 30,
(in thousands)	2004	2005	Variance $	Variance %
Systems Revenues:
Hardlines and Lumber	$63,116	$79,971	$16,855	26.7%
Auto	16,083	14,543	(1,540)	(9.6)%
Wholesale Distribution	2,757	8,937	6,180	224.2%
Productivity Tools	—	1,338	1,338	—

Total Systems Revenues	$81,956	$104,789	$22,833	27.9%

Product Support Revenues:
Hardlines and Lumber	$39,860	$50,031	$10,171	25.5%
Auto	37,716	34,484	(3,232)	(8.6)%
Wholesale Distribution	1,617	8,033	6,416	396.8%
Productivity Tools	—	3,719	3,719	—

Total Product Support Revenues	$79,193	$96,267	$17,074	21.6%

Content and Data Services Revenues:
Hardlines and Lumber	$4,427	$5,336	$909	20.5%
Auto	51,193	49,578	(1,615)	(3.2)%
Wholesale Distribution	1,725	2,178	453	26.3%
Productivity Tools	—	2	2	—

Total Content and Data Services Revenues	$57,345	$57,094	$(251)	(0.4)%

Other Services Revenues:
Hardlines and Lumber	$6,072	$7,104	$1,032	17.0%
Auto	932	415	(517)	(55.5)%
Wholesale Distribution	308	322	14	4.5%
Productivity Tools	—	—	—	—

Total Other Revenues	$7,312	$7,841	$529	7.2%

Total Revenues:
Hardlines and Lumber	$113,475	$142,442	$28,967	25.5%
Auto	105,924	99,020	(6,904)	(6.5)%
Wholesale Distribution	6,407	19,470	13,063	203.9%
Productivity Tools	—	5,059	5,059	—

Total Revenues	$225,806	$265,991	$40,185	17.8%

Total revenues for the year ended September 30, 2005 increased by $40.2 million, or 17.8%, compared to the year ended September 30, 2004. This increase was comprised primarily of $28.5 million attributable to the Speedware acquisition for the six month period beginning April 1, 2005 and ending September 30, 2005; and $4.0 million in revenues attributable to the Prophet 21 acquisition for the seventeen days beginning September 14, 2005 and ending September 30, 2005. The remaining increase of $7.7 million was primarily a result of increased system sales, mostly in the hardlines and lumber vertical market, offset by revenue decreases in Auto.
Factors affecting systems revenues for the year ended September 30, 2005.
•	Systems revenue from our hardlines and lumber vertical market increased by $16.9 million, or 26.7%, primarily due to increased sales of new and upgraded software applications to new and existing customers affiliated with all three of the largest cooperatives in the retail hardware market. During March 2005, we signed a new systems licensing and marketing agreement with the second largest hardware cooperative in the hardlines and lumber vertical market. In addition, the acquisition of Speedware contributed $5.4 million of the increase in revenues.

•	The $1.5 million decrease, or 9.6%, in systems revenues for Auto is primarily due to lower sales to General Parts, Inc., our largest automotive customer, associated with their replacement of our J-CON system with their own branded store system. We do not expect to sell additional J-CON systems to General Parts, Inc.

•	The $6.2 million increase in Wholesale Distribution systems revenues is due to $4.0 million and $2.2 million of revenues attributable to the Speedware acquisition and the Prophet 21 acquisition, respectively.

•	The $1.3 million increase in productivity tools systems revenues is attributable to the Speedware acquisition.
Factors affecting product support revenues for the year ended September 30, 2005.
•	The $10.2 million, or 25.5%, increase in product support revenues from our hardlines and lumber vertical market is primarily due to $8.2 million of revenues attributable to the Speedware acquisition. The remaining $2.0 million increase is attributable to our increased systems sales, which generate increased product support revenues.

•	Auto product support revenues declined by $3.2 million or 8.6%. Auto experienced a decline of approximately $1.8 million in product support revenues associated with customer attrition from our older systems that we continue to support but do not actively sell to prospective customers. We expect that product support revenues from our older systems will continue to decline. Approximately $0.7 million of the decline was associated with General Parts, Inc.’s decision to begin replacing our J-CON parts store system with its own branded store system and approximately $0.4 million of the decline was due to the transfer of several of our product support employees to General Parts, Inc. Prior to the transfer of these employees, General Parts, Inc. paid us a fee substantially equivalent to the salary and benefits of these employees plus a markup. We do not expect to recapture this product support revenue.

•	The $6.4 million increase in product support revenues from our wholesale distribution vertical market is primarily attributable to the Speedware and Prophet 21 acquisitions.

•	The $3.7 million increase in productivity tools product support revenues is attributable to the Speedware acquisition.
Factors affecting content and data services revenues for the year ended September 30, 2005.
•	Content and data services revenues from our hardlines and lumber vertical market increased by $0.9 million, or 20.5%, mainly due to an increase in manufacturers’ acceptance of our information point of sale database product and additional usage of our INet e-commerce connectivity product.

•	Auto content and data services revenues declined by $1.6 million, or 3.2%, due to a decline of approximately $2.3 million associated with customer attrition from our older systems, that we continue to support but do not actively sell to prospective customers, and a decline of $1.2 million related to a new contract and simplified service terms with a large customer. These declines were offset by $1.1 million of new electronic automotive parts and applications catalog sales to non-systems customers and a $0.8 million increase in revenues from our AConneX connectivity product.

•	Content and data services revenues from our wholesale distribution vertical market increased by $0.5 million, or 26.3%, mainly due to the Prophet 21 acquisition.
Total cost of revenues and gross margins as a percentage of revenues.
The following table sets forth, for the periods indicated, our cost of revenues and the variance thereof.

	Year Ended September 30,
(in thousands)	2004	2005	Variance $	Variance %
Cost of revenues:
Systems	$49,853	$62,520	$12,667	25.4%
Product Support	37,158	43,237	6,079	16.4%
Content and Data Services	18,460	15,948	(2,512)	(13.6)%
Other Services	4,302	5,295	993	23.1%

Total cost of revenues	$109,773	$127,000	$17,227	15.7%

The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues.

	Year Ended
	September 30,
	2004	2005
Gross margin as a percentage of revenues by segment:
Systems	39.2%	40.3%
Product Support	53.1%	55.1%
Content and Data Services	67.8%	72.1%
Other Services	41.2%	32.5%

Total gross margin as a percentage of revenues	51.4%	52.3%

Total cost of revenues for the year ended September 30, 2005 increased by $17.2 million, or 15.7%, compared to the year ended September 30, 2004. This increase was comprised primarily of $11.7 million and $1.5 million in costs attributable to Speedware and Prophet 21 product sales, respectively. Approximately $12.7 million of the increase was attributable to increased system sales, which was partially offset by a decrease of $2.5 million in content and data services costs primarily due to $2.0 million less database amortization in the year ended September 30, 2005. Gross margin as a percentage of revenues increased from 51.4% for the year ended September 30, 2004 to 52.3% for the year ended September 30, 2005.
•	Cost of Systems Revenues. Cost of systems revenues for the year ended September 30, 2005 increased by $12.7 million, or 25.4%, compared to the year ended September 30, 2004 primarily resulting from increased systems revenues. Gross margin as a percentage of revenues increased from 39.2% for the year ended September 30, 2004 to 40.3% for the year ended September 30, 2005. The improvement in systems gross margin is predominantly due to $1.6 million less software amortization, partially offset by increased installation and training personnel expenses associated with the overall higher level of systems sales, in the year ended September 30, 2005.

•	Cost of Product Support Revenues. Cost of product support revenues for the year ended September 30, 2005 increased by $6.1 million, or 16.4%, compared to the year ended September 30, 2004. This increase was comprised primarily of $7.1 million in costs attributable to Speedware and Prophet 21 product sales. Gross margin as a percentage of revenues increased from 53.1% for the year ended September 30, 2004 to 55.1% for the year ended September 30, 2005. The improvement in product support gross margin is predominantly due to lower facility and telecommunication costs of $1.1 million and lower depreciation expense of $0.3 million.

•	Cost of Content and Data Services Revenues. Cost of content and data services revenues for the year ended September 30, 2005 decreased by $2.5 million, or 13.6%, compared to the year ended September 30, 2004 primarily resulting from approximately $2.0 million less database amortization costs. During fiscal year 2004, the database amortization time period was reduced to 36 months or less resulting in higher amortization expense in that year. Future database amortization expense is expected to be comparable to the $3.7 million recorded during fiscal year 2005. Gross margin as a percentage of content and data services revenues improved from 67.8% for the year ended September 30, 2004 to 72.1% for the year ended September 30, 2005. We expect our cost of content and data services revenues to increase as we raise our investment in our electronic catalog for Auto.
Operating Expenses. The following table sets forth, for the periods indicated, operating expenses and the variance thereof.

	Year Ended September 30,
(in thousands)	2004	2005	Variance $	Variance %
Sales and Marketing Expense	$31,882	$38,338	$6,456	20.2%
Product Development Expense	16,167	22,045	5,878	36.4%
General and Administrative Expense	26,553	30,562	4,009	15.1%
Amortization of Purchased Intangibles	787	3,818	3,031	385.1%

Total Operating Expenses	$75,389	$94,763	$19,374	25.7%

Total operating expenses increased by $19.4 million, or 25.7%, for the year ended September 30, 2005 compared to the year ended September 30, 2004. The increase was primarily a result of the inclusion of Speedware and Prophet 21 results subsequent to the acquisitions, which included related operating expenses of $13.9 million.
•	Sales and Marketing Expense. Sales and marketing expense increased by $6.5 million, or 20.2%, for the year ended September 30, 2005 compared to the year ended September 30, 2004. The increase resulted from the inclusion of $2.9 million of sales and marketing costs related to the Speedware and Prophet 21 acquisitions. The remaining $3.6 million was related to an increase in existing sales force and higher commission and travel expenses related to higher systems sales and increased bad debt expense. In addition, we reduced our lease loss reserve by approximately $1.5 million in the year ended September 30, 2004 as a result of selling, without any recourse, approximately $1.8 million, or 55%, of our owned leases to a third-party lease provider and due to more favorable lease loss experience compared to previous periods.

•	Product Development Expense. Product development expense increased by $5.9 million, or 36.4%, for the year ended September 30, 2005 compared to the year ended September 30, 2004. Approximately $4.3 million of the increase was related to the inclusion of product development costs related to the Speedware and Prophet 21 acquisitions. The remaining $1.6 million increase was largely due an increase in development employees resulting from an increased level of investment and development activity associated with projects in early stage development. Software capitalization for the year ended September 30, 2005 declined by approximately $0.6 million compared to the year ended September 30, 2004 because many of these projects had not yet reached technological feasibility.

•	General and Administrative Expense. General and administrative expense increased by $4.0 million, or 15.1%, for the year ended September 30, 2005 compared to the year ended September 30, 2004. The increase was primarily a result of the inclusion of $3.8 million general and administrative costs related to the Speedware and Prophet 21 acquisitions.

•	Amortization of Purchased Intangibles. Amortization expense related to purchased intangible assets was $3.8 million for the year ended September 30, 2005 compared to $0.8 million for the year ended September 30, 2004. The increase resulted from the amortization of the intangibles acquired from Speedware and Prophet 21.
Operating Income. Due to the above factors, operating income for the year ended September 30, 2005 increased by $3.6 million, or 8.8%. Operating income as a percentage of total revenues decreased to 16.6% of total revenues, from 18.0% of total revenues, for the years ended September 30, 2005 and 2004, respectively. The decrease in operating income as a percentage of total revenues was primarily a result of the higher gross margin for the year ended September 30, 2005 offset by the additional amortization of purchased intangibles associated with the Speedware and Prophet 21 acquisitions and the increased investment in product development expense.
Interest Expense. Interest expense for the year ended September 30, 2005 was $25.5 million compared to $19.9 million for the year ended September 30, 2004, an increase of $5.6 million, or 28.4%. The increase is primarily a result of $2.7 of million interest expense associated with our offering of $120.0 million aggregate principal amount of floating rate senior notes due 2010 on March 30, 2005 and $0.6 million of interest expense associated with our borrowing under a $140.0 million senior unsecured bridge loan on September 13, 2005. The year ended September 30, 2004 included $0.4 million interest expense on the remaining $17.5 million of our 9% senior subordinated notes due 2008, which were redeemed in June 2004, and $0.5 million of related costs. See "—Liquidity and Capital Resources.”
Net Income. As a result of the above factors, we realized net income of $13.5 million for the year ended September 30, 2005, compared to net income of $16.8 million for the year ended September 30, 2004. Excluding fiscal year 2004’s $3.9 million after-tax gain on the sale of certain non-core assets consisting of our automotive recycling product line, our fiscal year 2005 net income increased by $0.6 million, or 4.7%.

Year Ended September 30, 2004 Compared to Year Ended September 30, 2003
Revenues. The following table sets forth, for the periods indicated, our segment revenues by vertical market and for productivity tools and the variance thereof.

	Year Ended September 30,
(in thousands)	2003	2004	Variance $	Variance %
Systems Revenues:
Hardlines and Lumber	$47,135	$63,116	$15,981	33.9%
Auto	18,969	16,083	(2,886)	(15.2)%
Wholesale Distribution	2,604	2,757	153	5.9%
Productivity Tools	—	—	—	—

Total Systems Revenues	$68,708	$81,956	$13,248	19.3%

Product Support Revenues:
Hardlines and Lumber	$39,021	$39,860	$839	2.2%
Auto	45,531	37,716	(7,815)	(17.2)%
Wholesale Distribution	1,218	1,617	399	32.8%
Productivity Tools	—	—	—	—

Total Product Support Revenues	$85,770	$79,193	$(6,577)	(7.7)%

Content and Data Services Revenues:
Hardlines and Lumber	$6,660	$4,427	$(2,233)	(33.5)%
Auto	50,805	51,193	388	0.8%
Wholesale Distribution	2,088	1,725	(363)	(17.4)%
Productivity Tools	—	—	—	—

Total Content and Data Services Revenues	$59,553	$57,345	$(2,208)	(3.7)%

Other Services Revenues:
Hardlines and Lumber	$6,536	$6,072	$(464)	(7.1)%
Auto	794	932	138	17.4%
Wholesale Distribution	185	308	123	66.5%
Productivity Tools	—	—	—	—

Total Other Revenues	$7,515	$7,312	$(203)	(2.7)%

Total Revenues:
Hardlines and Lumber	$99,352	$113,475	$14,123	14.2%
Auto	116,099	105,924	(10,175)	(8.8)%
Wholesale Distribution	6,095	6,407	312	5.1%
Productivity Tools	—	—	—	—

Total Revenues	$221,546	$225,806	$4,260	1.9%

Total revenues for the year ended September 30, 2004 increased by approximately $4.3 million, or 1.9%, compared to the year ended September 30, 2003. The $13.2 million increase in total systems revenues for the year ended September 30, 2004 was partially offset by a decline in total product support revenues due to the sale of our automotive recycling product line on October 1, 2003 and a decline in total content and data services revenue.
Excluding revenues generated by our automotive recycling product line in fiscal year 2003, total revenues increased by $12.4 million, or 5.8%, from $213.4 million in fiscal year 2003 to $225.8 million in fiscal year 2004, and Auto revenues declined by $2.0 million, or 1.9%, from $108.0 million in fiscal year 2003 to $105.9 million in fiscal year 2004.
Factors affecting systems revenues for the year ended September 30, 2004:
•	Systems revenues from our hardlines and lumber vertical market increased $16.0 million, or 33.9%, due primarily to increased sales of Eagle systems to members of the three major hardware cooperatives, as well as to increased sales of our Falcon and Eagle products.

•	The decrease in Auto systems revenues was primarily due to the sale of certain non-core assets consisting of our automotive recycling product line, lower fiscal year 2004 J-Con systems sales to General Parts and higher systems sales in fiscal year 2003 related to the sale of A-DIS back-up systems to General Parts. Excluding revenues from the sale of certain non-core assets consisting of our automotive recycling product line in fiscal year 2003, systems revenues for Auto decreased by $1.8 million, or 10.1%, from $17.9 million to $16.1 million in fiscal year 2004.
Factors affecting product support revenues for the year ended September 30, 2004:
•	The $0.8 million, or 2.2%, increase in product support revenues from our hardlines and lumber vertical market was due to an increase in software and hardware support and maintenance revenues from new and existing customers.

•	The $7.8 million, or 17.2%, decline in Auto product support revenues was largely due to the sale of certain non-core assets consisting of our automotive recycling product line which accounted for $6.7 million of product support revenues for the fiscal year 2003. Auto also continued to experience a decline in product support revenues associate with customer attrition from our older systems. Excluding revenues generated by our automotive recycling product line in fiscal year 2003, product support revenues decreased by $1.1 million, or 2.9%, from $38.8 million in fiscal year 2003 to $37.7 million in fiscal year 2004.

•	The $0.4 million, or 32.8%, increase in product support revenues from our wholesale distribution vertical market was due to an increase in software and hardware support and maintenance revenues from new and existing customers.
Factors affecting content and data services revenues for the year ended September 30, 2004:
•	The $2.2 million, or 33.5%, decline in content and data services revenues from our hardlines and lumber vertical market, and the $0.4 million, or 17.4%, decline in content and data services revenues from our wholesale distribution vertical market was primarily due to a reduction in information point-of-sale data sales to manufacturers as a result of the decision by two large mass merchandisers to no longer provide point-of-sale data to the market, including us, beginning in fiscal year 2003. We previously included this data in our point-of-sale data product.

•	Auto content and data services revenues increased by $0.4 million, or 0.8%, due to increased use of our AConneX product, networking and electronic catalog sales to non-systems customers. Excluding revenues from our automotive recycling product line in fiscal year 2003, Auto content and data services revenues increased by $0.8 million, or 1.5%.
Total cost of revenues and gross margin as a percentage of revenues. The following table sets forth, for the periods indicated, our cost of revenues and the variance thereof.

	Year Ended September 30,
(in thousands)	2003	2004	Variance $	Variance %
Cost of Revenues:
Systems	$40,171	$49,853	$9,682	24.1%
Product Support	43,007	37,158	(5,849)	(13.6)%
Content and Data Services	24,361	18,460	(5,901)	(24.2)%
Other Services	4,238	4,302	64	1.5%

Total Cost of Revenues	$111,777	$109,773	$(2,004)	(1.8)%

The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues.

	Year Ended
	September 30,
	2003	2004
Gross Margin as a Percentage of Revenues by Segment:
Systems	41.5%	39.2%
Product Support	49.9%	53.1%
Content and Data Services	59.1%	67.8%
Other Services	43.6%	41.2%
Total Gross Margin as a Percentage of Revenues	49.6%	51.4%

Total cost of revenues for fiscal year 2004 decreased by $2.0 million, or 1.8%, compared to fiscal year 2003 due to a decrease in product support and content and data services costs which more than offset the increases in systems costs. Gross profit as a percentage of revenues increased from 49.6% in fiscal year 2003 to 51.4% in fiscal year 2004.
•	Cost of systems revenues. Total cost of systems revenues for fiscal year 2004 increased by $9.7 million, or 24.1%, compared to the previous fiscal year primarily as a result of increased systems revenues. Gross profit as a percentage of revenues declined from 41.5% for fiscal year 2003 to 39.2% for fiscal year 2004. The decline in systems gross profit as a percentage of revenues was predominantly due to higher materials costs and higher installation costs associated with higher system sales volume which was partially offset by lower depreciation and amortization expense.

•	Cost of product support revenues. Cost of product support revenues for fiscal year 2004, decreased by $5.8 million, or 13.6%, compared to fiscal year 2003. Gross profit as a percentage of revenues improved from 49.9% for fiscal year 2003 to 53.1% for fiscal year 2004 primarily as a result of lower personnel and consulting service expenses, lower bad debt expense and lower facility and telecommunication costs.

•	Cost of content and data services revenues. Cost of content and data services revenues for fiscal year 2004 decreased by $5.9 million, or 24.2%, compared to cost of content and data services revenues for fiscal year 2003. Cost of content and data services revenues for fiscal year 2004 did not include any information point-of-sale database amortization costs compared to the previous period, which included $3.3 million of such database amortization costs. The information point-of-sale database was fully amortized during fiscal year 2003 due to the decision by two large mass merchandisers, beginning in fiscal year 2003, to cease providing point-of-sale data to the market, including us, and due to a subsequent reduction in realized content and data services revenues from the database which we ceased providing. We previously included this data in our point-of-sale data product. We also had lower information point-of-sale acquisition, personnel and processing costs. Further, personnel and consulting costs associated with our Auto catalog production decreased.
Total Operating Expenses. The following table sets forth, for the periods indicated, our operating expenses and the variance thereof.

	Year Ended September 30,
(in thousands)	2003	2004	Variance $	Variance %
Sales and Marketing Expense	$31,961	$31,882	$(79)	(0.2)%
Product Development Expense	16,997	16,167	(830)	(4.9)%
General and Administrative Expense	27,406	27,340	(66)	(0.2)%

Total Operating Expenses	$76,364	$75,389	$(975)	(1.3)%

Total operating expenses declined by $1.0 million, or 1.3%, for fiscal year 2004 compared to fiscal year 2003.
•	Sales and marketing expense. Sales and marketing expense was slightly lower for fiscal year 2004 compared to fiscal year 2003. Higher personnel expenses associated with our increased systems sales were offset by lower telecommunication and facility costs.

•	Product development expense. Product development expense declined due to the sale of certain non-core assets consisting of our automotive recycling product line, lower depreciation and amortization and lower allocations of telecommunications costs due to more favorable telecommunication contracts. This decline was partially offset by increased product development spending during fiscal year 2004.

•	General and administrative expense. General and administrative expense for fiscal year 2004 decreased slightly compared to fiscal year 2003. Higher legal and professional services expenses incurred in connection with contemplated financing transactions were more than offset by reduced telecommunications costs and lower consulting expenses.
Operating Income. Due to the above factors, operating income for the year ended September 30, 2004 increased by $7.2 million, or 21.7%. Operating income as a percentage of total revenues increased to 18.0% of total revenues, from 15.1% of total revenues, for the years ended September 30, 2004 and 2003, respectively. The increase in operating income as a percentage of total revenues was primarily a result of the higher gross margin and lower total operating expenses for the year ended September 30, 2004.

Interest expense. Interest expense for fiscal year 2004 was $19.4 million, compared to $14.8 million for fiscal year 2003, an increase of $4.6 million, or 31.1%. In June 2003, we completed a debt refinancing which resulted in higher average debt balances and higher effective interest rates for fiscal year 2004.
Expenses related to debt refinancing. We incurred $0.5 million of expenses related to the June 2004 redemption of $17.5 million aggregate principal amount of our 9% senior subordinated notes due 2008 and incurred $6.3 million of expenses related to our June 2003 debt refinancing.
Gain on sale of assets. On October 1, 2003, we sold certain non-core assets consisting of our automotive recycling product line for $7.2 million which resulted in a gain of $6.3 million in fiscal year 2004.
Net income. As a result of the above factors, we realized net income of $16.8 million for fiscal year 2004 compared to net income of $7.8 million for fiscal year 2003, an improvement of $9.0 million, or 115.4%. Excluding the gain on the sale of certain non-core assets consisting of our automotive recycling product line, our income before income taxes increased by $8.9 million, or 73.1%, to $21.1 million for fiscal year 2004 compared to fiscal year 2003.
Liquidity and Capital Resources
As of September 30, 2005, we had $415.5 million in outstanding indebtedness comprised primarily of $155.3 million aggregate principal amount of 10 1/2% senior notes due 2011, net of a $1.4 million discount, $120.0 million aggregate principal amount of floating rate senior notes due 2010 and $140.0 million of senior unsecured bridge loans. Our senior revolving credit facility provides for maximum borrowings of up to $20.0 million, including letters of credit up to a maximum limit of $5.0 million. As of September 30, 2005, there were no borrowings under our senior revolving credit facility; however, there were $0.5 million of letters of credit issued and outstanding. Our floating rate senior notes due 2010 bear interest at LIBOR plus 6%. Our senior unsecured bridge loans bear interest at LIBOR plus 6 1/2%. Borrowings under our senior revolving credit facility bear interest at floating rates. As a result of the foregoing, our results of operations could be affected by changes in prevailing rates.
Our senior revolving credit facility and the indentures governing our 10 1/2% senior notes due 2011 and floating rate senior notes due 2010 impose certain restrictions on us, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures and transactions with affiliates. In addition, under our senior revolving credit facility, we are obligated to meet certain quarterly tests relating to certain financial amounts and ratios as defined in the senior revolving credit facility. At September 30, 2005, we were in compliance with these covenants.
Our principal liquidity requirements are for debt service, capital expenditures and working capital.
Our ability to service our indebtedness will depend on our ability to generate cash in the future. Our net cash provided by operating activities was $20.9 million and $42.3 million for the years ended September 30, 2005 and 2004, respectively. The decrease in cash flow provided by operating activities for the year ended September 30, 2005 compared to the year ended September 30, 2004 was primarily due to higher interest expense and a $6.8 million difference in the change in operating assets and liabilities compared to the prior period.
Our investing activities used net cash of $330.6 million and $2.6 million during the years ended September 30, 2005 and 2004, respectively. During the fiscal year ended September 30, 2005, we used $100.8 million in cash to acquire the outstanding stock of Speedware and $218.2 million in cash to acquire the outstanding stock of Prophet 21. The cash provided in investing activities for the year ended September 30, 2004 included the $7.2 million received from the sale of certain non-core assets consisting of our automotive recycling product line. Our capital expenditures were $9.5 million and $10.1 million for the years ended September 30, 2005 and 2004, respectively. These amounts included capitalized computer software and database costs of $5.1 million and $5.5 million for the years ended September 30, 2005 and 2004, respectively.
Our financing activities generated cash of $288.6 million for the year ended September 30, 2005, primarily consisting of issuance of $120.0 million aggregate principle amount of floating rate senior notes due 2010 and the issuance of a $140.0 million senior unsecured bridge loan, both net of $9.3 million of related fees, and a $38.4 million capital contribution from Holding.
We believe that cash flows from operations, together with amounts available under our senior revolving credit facility, will be sufficient to fund our working capital, capital expenditures and debt service requirements for at least the next twelve months. Our ability to meet our working capital and debt service requirements, however, is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If we are not able to meet such requirements, we may be required to seek additional financing. There can be no assurance that we will be able to obtain financing from other sources on terms acceptable to us, if at all.
From time to time, we intend to pursue acquisitions, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund future cash acquisitions primarily with cash flow from operations and borrowings, including borrowing from amounts available under our senior revolving credit facility or through new debt issuances. We may also issue additional equity either directly or in connection with any such acquisitions. There can be no assurance that acquisition funds will be available at terms acceptable to us.
Contractual Obligations and Commercial Commitments
Our current sources of short-term funding are our operating cash flows and our senior revolving credit facility. Our existing senior revolving credit facility contains customary terms and conditions, including minimum levels of debt and interest coverage and limitations on leverage. As of September 30, 2005, we were in compliance with all of the terms and conditions of our senior revolving credit facility.
The following table summarizes our contractual obligations and payments at September 30, 2005:

	Payment Due or Expiration by Fiscal Year
(in thousands)	Total	2006	2007-8	2009-10	2011+
Debt:
10 1/2% senior notes	$155,328	$—	$—	$—	$155,328
Floating rate senior notes due 2010 (1)	120,000	—	—	120,000	—
Bridge loan (2)	140,000	—	—	140,000	—
Other (3)	149	149	—	—	—

Total debt	415,477	149	—	260,000	155,328
Other lease financing obligations (4)	302	298	4	—	—
Operating leases (5)	41,253	6,941	12,038	8,645	13,629

Total	$457,032	$7,388	$12,042	$268,645	$168,957

(1)	This line item does not reflect our principal and interest obligations under our October 2005 issuance of $145.0 million aggregate principal amount of floating rate senior notes due 2010 because such notes were not issued during the year ended September 30, 2005.

(2)	We repaid our senior unsecured bridge loan with the proceeds we received from our October 2005 issuance of $145.0 million aggregate principal amount of floating rate senior notes due 2010.

(3)	These obligations reflect leases originated and financed subsequent to the March 31, 2001 effective date of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. These obligations are expected to be funded by amounts received from lessees party to certain lease financing agreements. We have contingent liability for losses in the event of lessee nonpayment up to stated recourse limits and full recourse on lease receivables discounted that did not meet the bank or lending institutions credit guidance. As of September 30, 2005, we had no lease receivables discounted that are subject to the full recourse provision.

(4)	These obligations reflect leases originated and financed prior to the March 31, 2001 effective date of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. These obligations are expected to be funded by amounts received from lessees party to certain lease financing agreements. We have contingent liability for losses in the event of lessee nonpayment up to stated recourse limits and full recourse on lease receivables discounted that did not meet the bank or lending institutions credit guidance. As of September 30, 2005, we had no lease receivables discounted that are subject to the full recourse provision.

(5)	See the discussion in Note 11—Commitments and contingencies in the notes to our financial statements included in this Annual Report on Form 10-K.
The following table summarizes our commercial commitments at September 30, 2005:

	Expiration by Fiscal Year
(in thousands)	Total	2006	2007-8	2009-10	2011+
Standby letters of credit(1)	$465	$465	$—	$—	$—
Guarantees(2)	14	14	—	—	—

Total	$479	$479	$—	$—	$—

(1)	There are two standby letters of credit which secures certain demand deposit accounts belonging to our European subsidiaries, and workers compensation insurance.

(2)	The guarantees relate to automobiles leased for general corporate purposes by our European subsidiaries.

Income from Partnership Investments
We own an approximate 20% partnership interest in four separate partnerships, each with certain customers. We provide management information systems and services to these partnerships. During fiscal years 2003, 2004 and 2005, we recorded services revenues from these partnerships of $3.9 million, $3.9 million and $3.7 million, respectively. During fiscal years 2003, 2004 and 2005, we recorded investment income from these partnerships of $0.3 million, $0.3 million and $0.3 million, respectively.
Critical Accounting Policies and Estimates
The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those discussed below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Software and Database Development Costs
In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, costs incurred internally in creating computer software products are expensed until technological feasibility has been established, which is typically evidenced by a completed program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Costs incurred related to the accumulation of data for the development of databases are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized using the greater of the amount computed using (a) the ratio that current gross revenues bear to the total anticipated future gross revenues or (b) the straight-line method over the estimated economic life of the product not to exceed five years. We are required to use our professional judgment in determining whether software development costs meet the criteria for immediate expense or capitalization using the criteria described above and evaluate software and database development costs for impairment at each balance sheet date by comparing the unamortized capitalized costs to the net realizable value. The amount by which unamortized capitalized costs exceed the net realizable value of the asset is written off and recorded in results of operations during the period of such impairment. The net realizable value is the estimated future gross revenue from that product reduced by the estimated future costs of completing, maintaining and disposing of the product.
Revenue Recognition
We recognize revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Statement of Position 97-2, Software Revenue Recognition. We derive revenue from software license fees, computer hardware, implementation and training, software and hardware maintenance and support, content and data services and other services. We generally utilize written contracts as the means to establish the terms and conditions by which our licenses, products, maintenance and services are sold to our customers. Revenue is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations remain, the fee is fixed and determinable and collection is probable.
We use the following revenue recognition policies for sales of our systems, which generally consist of software, hardware, implementation and training:
▪	Residual method. For the majority of systems sales, we use the residual method of revenue recognition. Under the residual method, we have established vendor specific objective evidence of fair value for each element of the system sale (i.e., software, hardware and implementation and training) and have determined that implementation and training services are not essential to the functionality of the delivered system. The revenues of the undelivered element of the system sale (i.e., implementation and training) are deferred until provided. The revenue for the hardware and software portion of the system sale are recognized upon shipment.

▪	Percentage of completion. For those systems that include significant customization or modification of the software and where estimates of costs to complete and monitor the progress of the customization or modification are reasonably dependable, percentage of completion contract accounting is applied to both the software and implementation and training elements of the sale. Systems revenue from the software and implementation and training elements are recognized on a percentage-of-completion method with progress-to-completion measured based upon installation hours incurred. Hardware is not essential to the functionality of the overall system and thus the hardware portion of the system is recognized upon delivery. Currently, approximately seven percent of our systems revenue and three percent of our total revenues are recognized using percentage of completion accounting.

▪	Completed contract. For those systems that include significant customization or modification of the software and where costs or estimates are not dependable, systems revenue from these sales are recognized at completion of the implementation and training based upon the completed contract method.

▪	Upon shipment. When products are shipped to a customer and no contractual obligation exists that would warrant the percentage of completion method or the completed contract method, the revenue is recognized at time of shipment. For example, we recognize revenues when a current customer purchases additional hardware or software licenses.
Product support and data and content services are primarily provided on a monthly subscription basis and are therefore recognized on the same monthly basis.
These policies require our management, at the time of the transaction, to assess whether the amounts due are fixed and determinable, collection is reasonably assured and future performance obligations exist. These assessments are based on the terms of the agreement with the customer, past history and the customer’s credit worthiness. If management determines that collection is not reasonably assured or future performance obligations exist, revenue recognition is deferred until these conditions are satisfied.
Allowance for Doubtful Accounts
In accordance with SFAS No. 5, Accounting for Contingencies, we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers was to deteriorate due to industry factors, general economic factors or otherwise, resulting in an impairment of their ability to make payments, additional allowances may be required.
Valuation of Goodwill and Other Intangibles
We account for intangible assets in accordance with SFAS No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of these intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on the operational performance of the acquired businesses, market conditions and other factors. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with the acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our results of operations.
Recently Issued Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which supersedes Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, SFAS No. 123, Accounting for Stock Based Compensation, and related implementation guidance. Under this pronouncement, share-based compensation to employees is required to be recognized as a charge to the statement of operations and such charge is to be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the volatility of our stock and the risk free interest rate. Our current policy is not to expense share-based compensation, based upon the fair value method; however, we do disclose the effect of this item as currently required by SFAS 123. We are required to adopt SFAS No. 123R using the prospective method. The impact of adoption of FAS 123R will not have a significantly negative impact on our results of operations or our overall financial position. The pronouncement will now be effective for fiscal years beginning after June 15, 2005 based on the new rule adopted by the SEC in April 2005. We will adopt this pronouncement beginning in fiscal year 2006, which begins October 1, 2005.

Item 7A. Quantitative and qualitative disclosures about market risk.
Interest Rate Risk
At September 30, 2005, we had outstanding $155.4 million aggregate principal amount of 10 ½% senior notes due 2011, net of a $1.4 million discount, $120.0 million aggregate principal amount of floating rate senior notes due 2010, $140.0 million of senior unsecured bridge financing and no borrowings under our senior revolving credit facility. The senior notes due 2011 bear interest at a fixed rate of 10.5%. The floating rate senior notes due 2010 and our senior revolving credit facility bear interest at floating rates. Giving effect to the $100 million interest rate swap discussed below, a 0.25% increase in floating rates would increase our interest expense by $0.4 million annually.
Effective October 31, 2005, we entered into a two year interest rate swap, for a notional amount of $100 million, to achieve a more equal mix of fixed and floating rate debt. The interest rate swap effectively converts $100 million of floating rate debt to fixed rate debt by fixing the three month LIBOR at 4.72%. As a result of the interest rate swap, and during the two year term of the swap, the interest rate on $100 million of our floating rate debt is effectively fixed at 10.72%.
Foreign currency risk
The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars; however, we do have foreign based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Canada, the United Kingdom, Ireland and France and conduct transactions in the local currency of each location.
We monitor our foreign currency exposure and, from time to time, will attempt to reduce our exposure through hedging. At September 30, 2005, we had no foreign currency contracts outstanding.

Item 8. Financial Statements and Supplementary Data.
Index to Financial Statements
Activant Solutions Inc.
Audited Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Activant Solutions Inc.
We have audited the accompanying consolidated balance sheets of Activant Solutions Inc. as of September 30, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended September 30, 2005. Our audits also included the financial statement schedule listed in Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Activant Solutions Inc. at September 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Austin, Texas
December 13, 2005

ACTIVANT SOLUTIONS INC.
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$32,065	$10,952
Trade accounts receivable, net of allowance for doubtful accounts of $5,639 and $5,208	33,516	54,913
Inventories, net	2,668	4,103
Deferred income taxes	430	4,832
Prepaid income taxes	5,338	361
Prepaid expenses and other current assets	3,188	5,983

Total current assets	77,205	81,144

Property and equipment, net	6,253	8,627
Capitalized computer software costs, net	5,482	3,865
Databases, net	5,290	4,975
Goodwill	79,541	343,963
Intangible assets, net	5,512	114,804
Deferred financing costs	4,852	12,756
Other assets	4,770	4,490

Total assets	$188,905	$574,624

Liabilities and stockholder’s equity (deficit)
Current liabilities:
Accounts payable	$9,026	$16,076
Payroll related accruals	14,175	16,261
Deferred revenue	15,418	34,179
Current portion of long-term debt	276	149
Accrued expenses and other current liabilities	9,761	17,775

Total current liabilities	48,656	84,440

Long-term debt, net of discount	155,438	415,328
Deferred tax liabilities	3	35,183
Other liabilities	4,828	6,805

Total liabilities	208,925	541,756

Commitments and contingencies (See Note 11)	—	—

Stockholder’s equity (deficit):
Common Stock:
Par value $0.01; authorized, issued and outstanding 1,000 at September 30, 2004 and 2005	—	—
Additional paid-in capital	83,155	121,554
Retained deficit	(102,654)	(89,136)
Other accumulated comprehensive income (loss):
Cumulative translation adjustment	(521)	450

Total stockholder’s equity (deficit)	(20,020)	32,868

Total liabilities and stockholder’s equity (deficit)	$188,905	$574,624

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands)

	Year Ended September 30,
	2003	2004	2005
Revenues:
Systems	$68,708	$81,956	$104,789
Services	152,838	143,850	161,202

Total revenues	221,546	225,806	265,991

Cost of revenues:
Systems	40,171	49,853	62,520
Services	71,606	59,920	64,480

Total cost of revenues	111,777	109,773	127,000

Gross profit	109,769	116,033	138,991

Operating expenses:
Sales and marketing	31,961	31,882	38,338
Product development	16,997	16,167	22,045
General and administrative	26,512	26,553	30,562
Amortization of purchased intangible assets	894	787	3,818

Total operating expenses	76,364	75,389	94,763

Operating income	33,405	40,644	44,228
Interest expense	(14,782)	(19,367)	(25,493)
Expenses related to debt refinancing	(6,313)	(524)	—
Gain on sale of assets	—	6,270	—
Other income (loss), net	(144)	305	428

Income before income taxes	12,166	27,328	19,163
Income tax expense	4,351	10,561	5,645

Net income	$7,815	$16,767	$13,518

Comprehensive income:
Net income	$7,815	$16,767	$13,518
Foreign currency translation adjustments	376	(125)	971

Comprehensive income	$8,191	$16,642	$14,489

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
Consolidated Statements of Stockholder’s Equity (Deficit)
(In thousands)

			Additional		Other Accumulated	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance, September 30, 2002	1,000	$—	$113,155	$(127,236)	$(772)	$(14,853)
Foreign currency translation adjustments	—	—	—	—	376	376
Net income				7,815		7,815
Dividend to parent	—	—	(30,000)	—	—	(30,000)

Balance, September 30, 2003	1,000	—	83,155	(119,421)	(396)	(36,662)
Foreign currency translation adjustments	—	—	—	—	(125)	(125)
Net income	—	—	—	16,767	—	16,767

Balance, September 30, 2004	1,000	—	83,155	(102,654)	(521)	(20,020)
Foreign currency translation adjustments	—	—	—	—	971	971
Net income	—	—	—	13,518	—	13,518
Capital contribution by parent	—	—	38,399	—	—	38,399

Balance, September 30, 2005	1,000	$—	$121,554	$(89,136)	$450	$32,868

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended September 30,
	2003	2004	2005
Operating activities
Net income	$7,815	$16,767	$13,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,804	5,415	5,311
Amortization of intangible assets	15,964	11,169	10,803
Amortization of deferred financing costs	1,158	943	1,402
Deferred income taxes	(1,261)	10,778	(8,253)
Write-off of prior debt issuance costs	4,063	438	—
Lease loss provision	(1,520)	(1,491)	(102)
Provision for doubtful accounts	8,057	3,019	2,146
Gain on sale of assets	—	(6,270)	—
Other, net	829	(106)	1,226
Changes in assets and liabilities:
Trade accounts receivable	(19,196)	2,303	(7,817)
Inventories	(491)	878	(411)
Investment in leases	4,839	4,943	396
Prepaid expenses and other assets	(2,428)	(1,835)	5,560
Accounts payable	1,584	(653)	(951)
Deferred revenue	3,341	175	5,348
Accrued expenses and other liabilities	(2,889)	(4,129)	(7,289)

Net cash provided by operating activities	26,669	42,344	20,887

Investing activities
Purchase of Speedware, net of cash acquired	—	—	(100,834)
Purchase of P-21, net of cash acquired	—	—	(218,200)
Purchase of other business	—	—	(2,646)
Purchase of property and equipment	(5,473)	(4,558)	(4,410)
Property and equipment sale proceeds	—	7,212	—
Capitalized computer software costs and databases	(7,052)	(5,499)	(5,052)
Equity distributions from partnerships	82	196	542
Acquisition of other assets	(2,203)	—	—

Net cash used in investing activities	(14,646)	(2,649)	(330,600)

Financing activities
Proceeds from debt facility	1,210	—	—
Proceeds from long-term debt	154,946	—	260,000
Debt issuance cost	(7,509)	—	(9,306)
Payment on debt facility	(38,302)	—	—
Payment on long-term debt facility	(82,551)	(17,845)	(493)
Capital contribution from parent	—	—	38,399
Dividend to parent	(30,000)	—	—

Net cash (used in) provided by financing activities	(2,206)	(17,845)	288,600

Change in cash and cash equivalents	9,817	21,850	(21,113)
Cash and cash equivalents, beginning of period	398	10,215	32,065

Cash and cash equivalents, end of period	$10,215	$32,065	$10,952

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,907	$17,267	$23,023
Income taxes	$1,885	$1,556	$6,342
The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
Notes to Consolidated Financial Statements
September 30, 2005
Note 1. Summary of Significant Accounting Policies
Description of Business and Basis of Presentation
We are a provider of business management solutions serving small and medium-sized retail and wholesale distribution businesses. We have experience serving businesses with complex distribution requirements in three primary vertical markets: hardlines and lumber; wholesale distribution; and the automotive parts aftermarket. Using a combination of proprietary software and experience in these vertical markets, we provide complete business management solutions consisting of tailored systems, product support and content and data services designed to meet the unique requirements of our customers. Our fully integrated systems and services include point-of-sale, inventory management, general accounting and enhanced data management that enable our customers to manage their day-to-day operations.
We are a wholly owned subsidiary of Activant Solutions Holdings Inc. (“Holding”). Holding has no assets or liabilities other than (1) its investment in us and (2) its assets and liabilities related to its financing activities. The net proceeds of its financing activities were contributed in full to us.
The consolidated financial statements include the accounts of our wholly owned subsidiaries. Investments in joint ventures and other subsidiaries in which we have between a 20 percent and 50 percent equity ownership and do not control, but have significant influence are reflected using the equity method. All intercompany accounts and transactions have been eliminated.
Cash Equivalents
We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.
Inventories
Inventories primarily consist of purchased parts and finished goods. Inventories are stated at the lower of cost or market, using the average cost method, and include amounts that ultimately may be transferred to equipment or service parts. Inventories are recorded net of valuation reserves of $0.7 million and $0.7 million at September 30, 2004 and September 30, 2005, respectively.
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
Capitalized Computer Software Costs
Costs relating to the conceptual formulation and design of software products are expensed as product development. Costs incurred subsequent to establishing the technological feasibility of software products are capitalized. Amortization of capitalized software costs begins when the products are available for general release to customers. Costs are amortized using the greater of the amount computed using (a) the ratio that current gross revenues bear to the total anticipated future gross revenues or (b) the straight-line method, generally over a period of two to five years. Management assesses the recoverability of its capitalized costs periodically based principally upon comparison of the net book value of the asset to the expected future revenue stream to be generated by the asset. If management finds evidence of asset impairment, the net book value is adjusted down to its fair value based upon the discounted cash flows. Amortization of capitalized software is included in systems cost of revenues.
Capitalized Database Costs
Database development costs consist primarily of direct labor costs associated with the accumulation of data received from auto parts manufacturers and the conversion of that information to an electronic format. Costs are amortized using the greater of the amount computed using (a) the ratio that current gross revenues bear to the total anticipated future gross revenues or (b) the straight-line method over the approximate life cycle of the data (18 to 36 months). Management assesses the recoverability of its database costs periodically based principally upon comparison of the net book value of the asset to the expected future revenue stream to be generated by the asset. If management finds evidence of asset impairment, its net book value is adjusted to its fair value. Amortization of databases is included in services cost of revenues.
Deferred Financing Costs
Financing costs are deferred and amortized to interest expense using the straight-line method over the terms of the related debt, which approximates the effective interest method. Amortization of such costs for the years ended September 30, 2003, 2004, and 2005 totaled approximately $1.3 million, $1.3 million, and $1.4 million, respectively. Amortization costs for the year ended September 30, 2004 include the write-off of the remaining $0.5 million deferred financing costs related to the redemption of the remaining $17.5 million of 9% senior subordinated notes.
Goodwill and Other Intangible Assets
We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Goodwill is tested for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. No impairment of goodwill has been identified during any of the periods presented.
We amortize other intangible assets using the straight-line method over their estimated period of benefit, ranging from one to fifteen years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented.
Long-Lived Assets
We periodically review the carrying amounts of property and equipment and other long-lived assets to determine whether current events or circumstances, as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, warrant adjustments to such carrying amounts by considering, among other things, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows. At this time, future cash inflows exceed the carrying value of the assets; thus, no impairment loss has been recognized.
Revenue Recognition
We recognize revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Statement of Position 97-2, Software Revenue Recognition. We derive revenue from software license fees, computer hardware, implementation and training, software and hardware maintenance and support, content and data services and other services. We generally utilize written contracts as the means to establish the terms and conditions by which our licenses, products, maintenance and services are sold to our customers. Revenue is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations remain, the fee is fixed and determinable and collection is probable.
We use the following revenue recognition policies for sales of our systems, which generally consist of software, hardware, implementation and training:
▪	Residual method. For the majority of systems sales, we use the residual method of revenue recognition. Under the residual method, we have established vendor specific objective evidence of fair value for each element of the system sale (i.e., software, hardware and implementation and training) and have determined that implementation and training services are not essential to the functionality of the delivered system. The revenues of the undelivered element of the system sale (i.e., implementation and training) are deferred until provided. The revenue for the hardware and software portion of the system sale are recognized upon shipment.

▪	Percentage of completion. For those systems that include significant customization or modification of the software and where estimates of costs to complete and monitor the progress of the customization or modification are reasonably dependable, percentage of completion contract accounting is applied to both the software and implementation and training elements of the sale. Systems revenue from the software and implementation and training elements are recognized on a percentage-of-completion method with progress-to-completion measured based upon installation hours incurred. Hardware is not essential to the functionality of the overall system and thus the hardware portion of the system is recognized upon delivery. Currently, approximately seven percent of our systems revenue and three percent of our total revenues are recognized using percentage of completion accounting.

▪	Completed contract. For those systems that include significant customization or modification of the software and where costs or estimates are not dependable, systems revenue from these sales are recognized at completion of the implementation and training based upon the completed contract method.

▪	Upon shipment. When products are shipped to a customer and no contractual obligation exists that would warrant the percentage of completion method or the completed contract method, the revenue is recognized at time of shipment. For example, we recognize revenues when a current customer purchases additional hardware or software licenses.
Product support and data and content services are primarily provided on a monthly subscription basis and are therefore recognized on the same monthly basis.
These policies require our management, at the time of the transaction, to assess whether the amounts due are fixed and determinable, collection is reasonably assured and future performance obligations exist. These assessments are based on the terms of the agreement with the customer, past history and the customer’s credit worthiness. If management determines that collection is not reasonably assured or future performance obligations exist, revenue recognition is deferred until these conditions are satisfied.
Allowance for Doubtful Accounts
The allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balance, and current economic conditions that may affect a customer’s ability to pay. A specific reserve for individual accounts is recorded when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filing or deterioration in the customer’s operating results or financial position.
Product Development Costs
We account for development costs related to products to be sold in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is achieved when the detailed program design is complete. For the years ended September 30, 2003, 2004 and 2005, we capitalized $7.1 million, $5.5 million and $5.1 million, respectively of software and database development costs. Amortization of capitalized software and database development costs was $14.4 million, $10.1 million and $7.0 million for the years ended September 30, 2003, 2004 and 2005, respectively.
Advertising Costs
We expense all advertising costs as incurred and the amounts were not material for any of the periods presented.
Income Taxes
Deferred income taxes are provided for all temporary differences based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income taxes are provided on the undistributed earnings of foreign subsidiaries that are not considered to be permanently reinvested.
There are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves when, despite our belief that the tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. The provision of income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.
Fair Value of Financial Instruments
The carrying amounts of certain of our financial instruments including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities.
Our long-term debt consists of obligations with both variable and fixed interest rates. The carrying value of debt obligations with variable interest rates is considered to approximate fair value. The estimated fair value of debt obligations with fixed interest rates is based on the quoted market prices for such debt obligations. The estimated fair value of long-term debt with fixed interest rates at September 30, 2005 with a carrying value of $155.3 million, net of discount, is $164.6 million.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Certain Risks and Concentrations
We perform ongoing credit evaluations of our customers and generally do not require collateral from our customers. Most of our customers are in the automotive parts aftermarket, hardlines and lumber and wholesale distribution industries.
No customer accounted for more than 10% of our revenues during the years ended September 30, 2003, 2004 and 2005.
For the year ended September 30, 2005, Dell Inc. was our largest supplier of hardware supplies used in our solutions. No other supplier accounted for more than 10% of our total hardware supply expense. We have a number of competitive sources of supply for these and other supplies used in our operations.
Pursuant to agreements with banks and lending institutions for the sale of lease receivables, we are contingently liable for losses in the event of lessee nonpayment up to stated recourse limits. At September 30, 2005, the maximum stated contingent liability for leases sold was $0.7 million.
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
Employee Stock Benefit Plans
We use the intrinsic value method in accounting for employee stock options. Because the exercise price of the employee stock options is greater than or equal to the market price of the underlying stock, as determined by Holding’s Board of Directors, on the date of grant, no compensation expense is recognized.
Pro forma information regarding net income is shown below as if we had accounted for our employee stock options granted under the fair value method prescribed by SFAS No. 123. The fair value of these options was estimated at the date of grant using the minimum value option pricing model with the following assumptions:

	Year Ended September 30,
	2003	2004	2005
Risk-free interest rate	4.27%	3.5%	4.2%
Weighted-average expected life of the options	6.61 years	6.61 years	6.64 years
Dividend rate	0%	0%	0%
Assumed volatility	0%	0%	0%
Turnover	4.29%	2.07%	7.02%
For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our pro forma information follows (in thousands):

	Year Ended September 30,
	2003	2004	2005
Net income	$7,815	$16,767	$13,518
Pro forma stock-based compensation expense	237	171	744

Pro forma net income	$7,578	$16,596	$12,774

The weighted average fair value of options granted during the year ended September 30, 2005 was $0.53.
Recently Issued Accounting Standards
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which supersedes Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, SFAS No. 123, Accounting for Stock Based Compensation, and related implementation guidance. Under this pronouncement, share-based compensation to employees is required to be recognized as a charge to the statement of operations and such charge is to be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the volatility of our stock and the risk free interest rate. Our current policy is not to expense share-based compensation, based upon the fair value method; however, we do disclose the affect of this item as currently required by SFAS 123. We are required to adopt SFAS No. 123R using the prospective method. The adoption of SFAS 123R will not have a significantly negative impact on our results of operations or on our overall financial position. The pronouncement will now be effective for fiscal years beginning after June 15, 2005 based on the new rule adopted by the SEC in April 2005. We will adopt this pronouncement beginning in fiscal year 2006, which begins October 1, 2005.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current presentation.
Note 2. Acquisitions
Acquisitions have been recorded using the purchase method of accounting, and, accordingly, the results of operations are included in our consolidated results as of the date of each acquisition. We allocate the purchase price of our acquisitions to the tangible assets, liabilities and intangible assets acquired, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The goodwill recorded as a result of these acquisitions is not expected to be deductible for tax purposes.
Speedware Corporation Inc.
On March 30, 2005, we acquired approximately 96% of the common stock of Speedware Corporation Inc. (“Speedware”). We acquired the remaining common stock of Speedware on April 7, 2005. We believe that the acquisition of Speedware solidifies our position as a leading provider of business management solutions to the hardlines and lumber vertical market through the addition of over 700 customers in this vertical market. In addition, the Speedware acquisition strengthened our position as one of the leading providers of business management solutions to distributors in the wholesale distribution vertical market in the United States based upon the number of business locations where our solutions are installed.
We paid $100.8 million in cash for 100% of Speedware’s common stock. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of September 30, 2005. The purchase price allocation is based upon the relative fair values of the identifiable assets acquired and liabilities assumed. The purchase price was allocated based on the fair value of net assets acquired as follows (in thousands):

Trade receivables	$5,997
Property and equipment	1,442
Other assets	4,143
Goodwill	89,966
Other intangible assets	30,400
Accounts payable and accrued expenses	(31,114)

Total purchase price	$100,834

Acquired intangible assets consist primarily of customer contracts, customer lists and acquired technology with a weighted average estimated useful life of seven years. The amortization expense related to the acquired intangible assets is estimated to be approximately $4.5 million per annum.
Prophet 21, Inc.
On September 13, 2005, we acquired all of the common stock of Prophet 21, Inc. (“Prophet 21”). Prophet 21 is a leading provider of business management solutions to the wholesale distribution vertical market. We believe that the integration of Prophet 21 into our operations has significantly enhanced our position and expertise serving the wholesale distribution vertical market and provided additional systems and service offerings for our customers.
We paid $218.2 million in cash which was funded through cash on hand, a capital contribution from Holding, and $140.0 million through borrowings under a senior unsecured bridge loan. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of September 30, 2005. The purchase price allocation is based upon the relative fair values of the identifiable assets acquired and liabilities assumed. The purchase price was allocated based on the fair value of net assets acquired as follows (in thousands):

Trade receivables	$9,648
Property and equipment	1,693
Other assets	7,313
Goodwill	173,461
Other intangible assets	82,711
Accounts payable and accrued expenses	(56,626)

Total purchase price	$218,200

Acquired intangible assets consist primarily of customer contracts, customer lists and acquired technology with a weighted average estimated useful life of eight years. The amortization expense related to the acquired intangible assets is estimated to be approximately $10.3 million per annum.
The Systems House
On May 16, 2005, we acquired substantially all of the assets of The Systems House, Inc. for a total purchase price of $2.6 million. We allocated $2.5 million of the purchase price to goodwill. The results of operations and financial position of this business are not material to the results of our operations and financial position.
Pro forma results (unaudited)
The following table presents the unaudited pro forma combined results of our operations with Speedware and Prophet 21 for the year ended September 30, 2004 and 2005, after giving effect to certain pro forma adjustments primarily related to the amortization of acquired intangible assets and interest expense. These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisition actually occurred on the first day of the respective periods or of future results of operations of the consolidated entities (in thousands).

	Year Ended September 30,
	2004	2005
Total revenues	$318,619	$368,762
Total cost of revenues	146,386	165,749

Gross profit	172,233	203,013
Total operating expenses	113,970	131,077
Amortization of purchased intangibles	13,425	16,897

Operating income	44,838	55,039
Interest expense	(48,289)	(45,636)
Other income, net	5,786	471

Income before taxes	2,335	9,874
Income tax expense	(818)	(3,186)

Net income	$1,517	$6,688

Note 3. Property and Equipment
Property and equipment consist of the following:

	Year Ended September 30,
(in thousands)	2004	2005
Furniture and equipment	$32,296	$34,645
Service parts	11,397	10,183
Leasehold improvements	2,442	3,238

Gross property and equipment	46,135	48,066
Less accumulated depreciation	(39,882)	(39,439)

Net property and equipment	$6,253	$8,627

Note 4. Capitalized Computer Software Costs

	Year Ended September 30,
(in thousands)	2004	2005

Beginning balance	$7,711	$5,482
Capitalization of computer software costs	2,230	1,647
Amortization of computer software costs	(4,459)	(3,264)

Ending balance	$5,482	$3,865

Note 5. Databases

	Year Ended September 30,
(in thousands)	2004	2005

Beginning balance	$7,672	$5,290
Capitalization of database costs	3,272	3,405
Amortization of databases	(5,654)	(3,720)

Ending balance	$5,290	$4,975

Note 6. Goodwill and Other Intangibles
In fiscal 2005, we established a new organizational and reporting structure, whereby our reportable segments were changed. The carrying amount of goodwill by reportable segment for fiscal 2005 is as follows (in thousands):

Systems	$105,589
Product Support	187,704
Content and Data Services	47,665
Other	3,005

Total	$343,963

Changes in the carrying amount of goodwill for fiscal 2004 and 2005 are as follows (in thousands):

Balance as of September 30, 2003	$87,159
Purchase accounting adjustments	(7,618)

Balance as of September 30, 2004	79,541
Acquisition of Speedware Corporation	89,966
Acquisition of Prophet 21	173,461
Acquisition of Prophet The Systems House	2,535
Purchase accounting adjustments	(1,540)

Balance as of September 30, 2005	$343,963

We test goodwill for impairment annually during the fourth quarter of each fiscal year at the reporting unit level using a fair value approach, in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Our annual testing resulted in no impairment charges to goodwill in the years ended September 30, 2003, 2004 and 2005. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.
For the year ended September 30, 2004 and 2005, we decreased goodwill by $7.6 million and $1.5 million, respectively, related to the resolution of additional pre-acquisition income tax uncertainties and basis adjustments related to temporary differences of acquired assets that are not expected to reverse.
Note 7. Intangible Assets
The components of purchased intangible assets are as follows:

	Year Ended September 30, 2004			Year Ended September 30, 2005
	Gross carrying	Accumulated	Net carrying	Gross carrying	Accumulated	Net carrying
(in thousands)	amount	amortization	amount	amount	amortization	amount
Technology based	$—	$—	$—	$37,300	$(1,405)	$35,895
Customer based	—	—	—	61,000	(1,293)	59,707
Trademark and tradenames	14,627	(9,115)	5,512	14,827	(10,002)	4,825
Other	—	—	—	3,011	(233)	2,778

Total amortizable purchased intangible assets	14,627	(9,115)	5,512	116,138	(12,933)	103,205
Trademarks and tradenames	—	—	—	11,599	—	11,599

Total	$14,627	$(9,115)	$5,512	$127,737	$(12,933)	$114,804

During the year ended September 30, 2005, we recorded additions to intangible assets of $30.4 in conjunction with the Speedware acquisition and $82.7 in conjunction with the Prophet 21 acquisition of which $11.6 million was considered to be indefinite life trademark and tradenames. We estimate that we have no significant residual value related to our finite-lived intangible assets. The components of finite-lived intangible assets acquired during the year ended September 30, 2005 are as follows:

		Weighted
(in thousands)	Amount	average life
Technology based	$37,300	6.6
Customer based	61,000	8.6
Trademark and tradenames	200	1.0
Other	3,011	2.0

Ending balance	$101,511

Acquired finite-lived intangibles are generally amortized on a straight-line basis over the weighted average periods. The related amortization expense was $0.9 million, $0.8 million and $3.8 million for the years ended September 30, 2003, 2004 and 2005, respectively. Estimated amortization expense is approximately $16.9 million in each of the next five fiscal years.
We will evaluate the purchased intangible assets with an indefinite life on an annual basis as of the beginning of the fourth quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment. Future impairment tests could result in a charge to earnings.

Note 8. Debt

	Year Ended September 30,
(in thousands)	2004	2005
10 1/2 % senior notes due 2011, net of discount	$155,272	$155,328
Floating rate senior notes due 2010	—	120,000
Senior unsecured bridge loan	—	140,000
Revolving credit facility	—	—
Other	442	149

Total debt	155,714	415,477
Current portion	(276)	(149)

Long-term debt	$155,438	$415,328

Senior notes. In June 2003, we consummated a private placement of $155.0 million aggregate principal amount, net of discount of $2.0 million, of 10 1/2 % senior notes due 2011 (the “Senior Notes”). With the proceeds from the Senior Notes, we repurchased $82.5 million of our 9% senior subordinated notes due 2009, repaid our outstanding term loan facility of $33.0 million, issued a $30.0 million dividend to our parent company and purchased for $1.8 million outstanding common stock in Internet Autoparts, Inc. that was held by our majority shareholder. On November 17, 2003, we exchanged all of the existing Senior Notes for identical 10 1/2 % senior notes due 2011 that were registered with the Securities and Exchange Commission. On August 5, 2005, we repurchased $0.2 million principal amount of the Senior Notes at 101% of principal amount pursuant to an excess cash tender offer required by the terms of the indenture governing the Senior Notes.
Interest on the Senior Notes is payable semiannually on June 15 and December 15. The Senior Notes are redeemable in whole or in part at our option on or after June 15, 2007 at the redemption prices (expressed as a percentage of the principal amount) of 105.25% declining to par in 2010 and thereafter. In addition, on or prior to June 15, 2006, we will be able to redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of one or more private or public equity offerings at a redemption price equal to 110.5% of the principal amount to be redeemed, together with accrued and unpaid interest, if any, to the date of redemption, provided that at least 65% of the originally issued aggregate principal amount of the Senior Notes remain outstanding after each such redemption. Upon the occurrence of a change of control, as defined by the indenture governing the Senior Notes, we are required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount thereof, together with the accrued and unpaid interest, if any.
Floating rate senior notes. On March 30, 2005, we completed a private placement of $120.0 million aggregate principal amount of floating rate senior notes due April 1, 2010 (the “Floating Rate Notes”). We used the proceeds from the offering of the Floating Rate Notes to fund the total consideration paid in connection with our purchase of all of the issued and outstanding shares of common stock of Speedware, as described in Note 2, and to pay transaction fees and expenses.
The Floating Rate Notes bear interest at a rate per annum equal to LIBOR, as defined in the indenture governing the Floating Rate Notes, plus 600 basis points payable quarterly. The Floating Rate Notes are redeemable in whole or in part at our option on or after April 1, 2006. We may also redeem up to 35% of the aggregate principal amount of the Floating Rate Notes using the proceeds from certain public equity offerings completed before April 1, 2006. Upon the occurrence of a change in control, as defined in the indenture governing the Floating Rate Notes, we will be required to make an offer to purchase the Floating Rate Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any. The terms of the Floating Rate Notes restrict certain activities, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets and transactions with affiliates.
On October 25, 2005, we filed a registration statement with respect to an offer to exchange our senior floating rate notes due 2010 for other freely tradable notes that are registered with the Securities and Exchange Commission and that have substantially identical terms as the senior floating rate notes.
Senior unsecured bridge loan. On September 13, 2005, we entered into a Senior Bridge Loan Agreement for $140.0 million (the “Bridge Loan”), the entire amount of which was used to fund the purchase price paid in connection with the acquisition of Prophet 21. The Bridge Loan is a general, unsecured obligation, guaranteed by Holding and certain of our subsidiaries. The Bridge Loan bears interest, payable quarterly, at a rate of 3-month LIBOR plus 6.5%, increasing by 0.5% every three months that the Bridge Loan remains outstanding. In addition, in the event that our long-term debt obligations fail to meet certain ratings requirements set forth in the Bridge Loan, the interest rate will be increased by 0.75%. In any event, the maximum interest rate payable under the Bridge Loan will not exceed 12.75%, plus 0.75% if the provisions with regards to our long-term debt ratings are not satisfied, and if the interest rate exceeds 11.75% at any one time, the excess interest will be paid in kind unless we elect to pay it in cash.

At any time after October 13, 2005 and prior to September 13, 2006, we may be required to take all reasonable actions necessary or desirable so that debt securities may be publicly offered or privately placed in an amount sufficient to repay the then outstanding principal amount of the Bridge Loan. Our obligations under the Bridge Loan mature on September 13, 2006, provided that, so long as certain events specified in the Bridge Loan have not occurred on or as of such date, the maturity will be automatically extended to April 1, 2010.
On October 17, 2005, we completed a private placement of $145.0 million aggregate principal amount of senior floating rate notes due 2011. The notes bear interest at LIBOR plus 6.0% and are our general, unsecured obligations, subject to the terms and conditions contained in an Indenture, dated March 30, 2005, between us, certain of our subsidiary guarantors and Wells Fargo Bank, National Association. The proceeds of the private placement were used to repay the $140.0 million of proceeds from the senior unsecured bridge loan that we used to acquire Prophet 21, and to pay related transaction fees and expenses. On October 25, 2005, we filed a registration statement with respect to an offer to exchange our senior floating rate notes for other freely tradable notes that are registered with the Securities and Exchange Commission and that have substantially identical terms as the senior floating rate notes.
Amended and restated credit agreement. In conjunction with the Bridge Loan, we amended and restated our credit agreement and entered into a new $20.0 million senior revolving credit facility (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for letters of credit up to $5.0 million. The terms of the Amended and Restated Credit Agreement restrict certain activities, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. We must also meet certain tests relating to financial amounts and ratios defined in the Amended and Restated Credit Agreement. As of September 30, 2005, we were in compliance with the covenants contained in the Amended and Restated Credit Agreement.
In connection with the letters of credit in the Amended and Restated Credit Agreement, we are required to pay a letter of credit commission fee equal to 2.25% per annum on the amount of the letters of credit outstanding. Each letter of credit bears a fee equal to 2.25%. As of September 30, 2005, there were two letters of credit outstanding in the amount of $465,000.
Borrowings under the Amended and Restated Credit Agreement bear interest at our option either at (i) a margin of 2.5% applied to the greater of lenders Prime Rate, the base CD rate plus 1% and the Federal Funds Rate plus 0.5% or (ii) the euro rate plus 3.5%. Lower margins may become available upon the attainment of certain financial ratios. Interest on base rate loans is payable quarterly, and interest on euro loans is payable at the end of the applicable interest period or every three months in the case of interest periods in excess of three months. A commitment fee ranging from 0.375% to 0.5% per annum is charged on unused revolving loans and is payable quarterly in arrears. The commitment fee at September 30, 2005 was 0.5%.
Substantially all of our assets and those of our subsidiaries are pledged as collateral on the Amended and Restated Credit Agreement. The Senior Notes and the Floating Rate Notes are general, unsecured obligations and are guaranteed by certain of our subsidiaries as disclosed in Note 14.
Interest rate swap. Effective October 31, 2005, we entered into a two year interest rate swap, for a notional amount of $100 million, to achieve a more equal mix of fixed and floating rate debt. The interest rate swap effectively converts $100 million of floating rate debt to fixed rate debt by fixing the three month London Interbank Offered Rates we pay at 4.72%. As a result of the interest rate swap, and during the two year term of the swap, the interest rate on $100 million of our floating rate debt is effectively fixed at 10.72%.
Contractual maturities of debt, net of discount and exclusive of interest, are as follows (in thousands):

2006	$149
2007	—
2008	—
2009	—
2010	260,000
Thereafter	155,328

Total	$415,477

Note 9. Income Taxes
Significant components of the income tax expense (benefit) attributable to continuing operations are as follows:

	Year Ended September 30,
(in thousands)	2003	2004	2005
Current:
Federal	$3,865	$669	$8,842
State	1,315	113	1,128
Foreign	432	285	1,012

Total Current	5,612	1,067	10,982

Deferred:
Federal	(1,340)	8,092	(4,805)
State	(167)	1,278	(600)
Foreign	246	124	68

Total Deferred	(1,261)	9,494	(5,337)

Income tax expense	$4,351	$10,561	$5,645

The provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following:

	Year Ended September 30,
(in thousands)	2003	2004	2005
Income tax expense at U.S. statutory income tax rate	$4,258	$9,564	$6,708
State taxes, net of U.S. income tax expense (benefit)	855	1,193	837
Permanent differences	265	(27)	47
Tax credits and other	(1,027)	(169)	(1,947)

Income tax expense	$4,351	$10,561	$5,645

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax balances were impacted by the permitted adoption of a new tax accounting method for certain revenues, changes in estimates regarding the tax basis of certain acquired assets and liabilities, and the extinguishment of certain tax related contingencies. Significant components of our deferred taxes are as follows:

	September 30,
(in thousands)	2004	2005
Deferred tax assets:
Inventory and sales return reserves	$1,299	$1,827
Accrued expenses	1,496	2,223
Deferred income	–	–
Tax carryforwards	–	4,752
Depreciation and amortization	4,119	5,698
Bad debts and other	1,766	2,001

Total deferred tax assets	8,680	16,501

Deferred tax liabilities:
Direct financing leases	(3,602)	—
Software and intangible assets	(4,418)	(42,877)
Other	(234)	(1,887)

Total deferred tax liabilities	(8,254)	(44,764)
Valuation allowance for tax assets	–	(2,088)

Net deferred tax assets / (liabilities)	$426	$(30,351)

As of September 30, 2005, we had $6.7 million of net operating loss carryforwards and $7.5 million of business tax credit carryforwards. The tax effected asset is $4.8 million, against which we are carrying a valuation allowance of $2.1 million.
Substantially all of our operating income was generated from domestic operations during 2005. During the year we repatriated $3,400 of the accumulated earnings of a foreign subsidiary. Sufficient foreign tax credits are available to offset this income at the US statutory rate and, accordingly, no additional Federal taxes have been provided thereon. Foreign taxes, at the treaty withholding rate for dividend distributions, were provided on this distribution. Remaining undistributed earnings of our foreign are considered to be permanently reinvested and, accordingly, no U.S. Federal or state income taxes have been provided thereon.
Note 10. Employee Stock and Savings Plans
Holding, our parent company, has developed stock option plans for the purpose of granting stock options to employees and key individuals associated with us.
During 1998, Holding adopted the Activant Solutions Holdings Inc. 1998 Stock Option Plan, which provides for the grant of incentive and non-qualified stock options to employees and key individuals associated with us. The option price may not be less than the fair market value at the date of grant as set by Holding’s Board of Directors from time to time. Options vest in varying amounts over a five-year period and expire ten years from the date of the grant.
During March 2000, Holding adopted the Activant Solutions Holdings Inc. 2000 Stock Option Plan, which provides for the grant of incentive and non-qualified stock options to employees and key individuals associated with us. The option price may not be less than the fair market value at the date of grant as set by Holding’s Board of Directors from time to time. Options vest in varying amounts over a period up to four years and expire ten years from the date of the grant.
During 2001, Holding adopted the Activant Solutions Holdings Inc. 2001 Broad Based Stock Option Plan, which provides for the grant of incentive and non–qualified stock options to employees associated with us. The option price may not be less than the fair market value at the date of grant as set by Holding’s Board of Directors from time to time. Options vest in varying amounts over a period up to five years and expire ten years from the date of the grant.

In 2001, a Stock Option Bonus program was adopted by Holding which protects options from dilution caused by the accretion of Holding’s Class A Common Stock. This program terminates in accordance with its terms without any payment upon consummation of an initial public offering of Holding’s common stock.
Information on stock option activity is as follows:

	Total	1998 Option Plan		2000 Option Plan		2001 Option Plan
			Weighted		Weighted		Weighted
			Average		Average		Average
	Total	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Shares	Price	Shares	Price	Shares	Price
Total options outstanding at September 30, 2002	6,433,875	2,161,400	$5.00	4,069,300	$1.00	203,175	$1.00
Options granted	870,350	—	—	817,700	2.42	52,650	2.32
Options forfeited	(421,050)	(79,500)	5.00	(318,450)	1.05	(23,100)	1.13
Options exercised	—	—	—	—	—	—	—

Total options outstanding at September 30, 2003	6,883,175	2,081,900	5.00	4,568,550	1.25	232,725	1.29
Options granted	399,250	—	—	345,250	2.25	54,000	2.12
Options forfeited	(867,400)	(193,750)	5.00	(639,900)	1.70	(33,750)	1.36
Options exercised	—	—	—	—	—	—	—

Total options outstanding at September 30, 2004	6,415,025	1,888,150	5.00	4,273,900	1.27	252,975	1.46
Options granted	5,233,500	—	—	5,230,000	2.34	3,500	2.25
Options forfeited	(745,753)	(536,450)	5.00	(179,453)	1.34	(29,850)	1.53
Options exercised	(83,332)	—	—	(83,332)	1.10	—	—

Total options outstanding at September 30, 2005	10,819,440	1,351,700	$5.00	9,241,115	$1.87	226,625	$1.46

The following is a summary of options outstanding and exercisable as of September 30, 2005:

			Weighted-			Weighted-
		Number of	Average		Number of	Average
		Shares	Remaining	Weighted-	Shares	Exercise
		Subject to	Contractual	Average	Subject to	Price of
	Range of	Options	Life (in	Exercise	Options	Options
	Exercise Prices	Outstanding	years)	Price	Exercisable	Exercisable
1998 Option Plan	$5.00	1,351,700	3.0	$5.00	1,351,700	$5.00
2000 Option Plan	1.00 and 2.50	9,241,115	7.6	1.87	3,652,303	1.16
2001 Option Plan	1.00 and 2.50	226,625	6.4	1.46	—	—

Combined Option Plans	$1.00 and $5.00	10,819,440	7.0	$2.26	5,004,003	$2.20
We have a savings and investment plan known as the Activant Solutions Inc. Savings and Investment Plan (the “Plan”) as allowed under Sections 401(k) and 401(a) of the Internal Revenue Code. The Plan provides employees with tax deferred salary deductions and alternative investment options. Employees are eligible to participate the first day of hire and are able to apply for and secure loans from their account in the Plan.
The Plan provides for contributions as determined annually by the Board of Directors. We match 50% of the first 6% of compensation contributed by each employee and the deferred amount cannot exceed 25% of the annual aggregate salaries of those employees eligible for participation. Highly compensated executive participants are limited to a maximum of 10%. Contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants and amounted to $1.5 million, $1.4 million, and $1.5 million in the years ended September 30, 2003, 2004, and 2005, respectively.
Note 11. Commitments and Contingencies
Guarantees
We have guaranteed certain automobile lease agreements of our European subsidiaries. At September 30, 2005, the amount guaranteed was approximately $14,000. No material loss is anticipated by reason of such agreements and guarantees.

Operating Leases
We rent integration and distribution, software development and data entry facilities; administrative, executive, sales, and customer support offices; and, certain office equipment under non-cancelable operating lease agreements. Certain lease agreements contain renewal options and rate adjustments. Rental expense related to all operating leases was $7.1 million, $6.6 million, and $7.5 million in 2003, 2004, and 2005, respectively. Future minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

2006	$6,941
2007	6,448
2008	5,590
2009	4,422
2010	4,223
Thereafter	13,629

Total	$41,253

Legal Matters
We are involved in litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the resolution of these matters is not expected to have a material adverse effect on our results of operations or financial position.
Note 12. Related Party Transactions
In February 1997, we entered into a ten-year Monitoring and Oversight Agreement with Hicks, Muse & Co. Partners, L.P. (“Hicks Muse Partners”), pursuant to which we agreed to pay an annual fee for services provided to us. The fee is due in quarterly installments, and upon our acquisition of another business, the minimum fee is increased by an amount equal to 0.2% of the consolidated annual net sales of the acquired entity for the trailing twelve-month period. Cash paid in the years ended September 30, 2003, 2004 and 2005 was $384,000, $390,000 and $403,000, respectively.
In February, 1997, we entered into a ten-year Financial Advisory Agreement with Hicks Muse Partners, pursuant to which we agreed to pay Hicks Muse Partners a fee equal to 1.5% of the transaction value for each add-on acquisition in which we are involved. We paid no fees in the years ended September 30, 2003 and 2004. For the year ended September 30, 2005, we paid fees of $5.0 million related to the acquisitions of Speedware and Prophet 21.
As of September 30, 2005, we own approximately 47.5% of Internet Autoparts, Inc. (“Internet Autoparts”), a Web-based parts ordering and communication company. In February 2001, we received $1.96 million from Internet Autoparts, which represented our estimate of a year’s worth of services being performed on behalf of Internet Autoparts. In September 2001, we returned $318,790 of unused funds to Internet Autoparts. In May 2002, we settled the final account with Internet Autoparts, which resulted in a payment of $506,897 by us to Internet Autoparts. In June 2003, we purchased the outstanding common stock of Internet Autoparts that was held by our majority stockholder for $1.8 million, which represented the cost basis in the stock.
We, as general partner, own an approximate 20% interest in four separate partnerships with certain customers. We provide management information systems and services to these partnerships. During 2003, 2004, and 2005, we recorded service revenue from these partnerships of $3.9 million, $3.9 million, and $3.7 million, respectively. During 2003, 2004, and 2005, we recorded equity income from these partnerships of $271,000, $245,000, and $291,000, respectively.
On November 23, 2005, Holding and us entered into a Stock Repurchase, Separation Agreement and General Release (the “Agreement”) with Michael Aviles, our former President, Chief Executive Officer and Chairman of our Board of Directors. The Agreement provides that we will pay to Mr. Aviles $1,634,744 in cash in consideration for the following: (i) the cancellation of currently exercisable options held by Mr. Aviles to purchase 300,000 shares of Holding Common Stock; (ii) a general release by Mr. Aviles in favor of Holding, certain affiliates of Holding and us; (iii) a waiver by Mr. Aviles relating to any rights or claims arising under the Age Discrimination in Employment Act of 1967; and (iv) the remaining severance payments and COBRA benefit payments due to Mr. Aviles pursuant to the Executive Employment Agreement among Holding, us and Mr. Aviles. The cash consideration paid to Mr. Aviles pursuant to the Agreement is net of the exercise price payable by Mr. Aviles in respect of his stock options. In addition, the Agreement provides for a general release of Mr. Aviles by Holding, us and certain affiliates of Holding and us. Pursuant to the Agreement, we also reaffirmed our obligation under the employment agreement with Mr. Aviles to indemnify him and include him as an additional insured on our directors’ and officers’ liability insurance policy. For the year ended September 30, 2005, we recorded a $0.5 million expense related to the Agreement.

Note 13. Segment Reporting
In the year ended September 30, 2005, we established a new organizational and reporting structure, whereby our reportable segments were changed in the second quarter of 2005. Commencing in the second quarter of 2005, we have organized our business around our products and services (“Segments”) as follows:
•	Systems, which is comprised primarily of proprietary software applications, third-party hardware and peripherals and implementation and training;

•	Product Support, which is comprised of daily operating support through our advice line, software updates, preventive and remedial on-site maintenance and depot repair services;

•	Content and Data Services, which is comprised primarily of databases, exchanges and other information services, including our electronic catalog in the automotive parts aftermarket, and

•	Other Services, which is comprised primarily of business products, such as forms and other paper products.
Prior period segment information has been restated to conform to the current presentation. Each reportable Segment is managed separately on a revenue and gross profit basis. We do not allocate operating expenses, interest expense, other expenses or assets to each Segment, as this information is not used to measure the operating performance of the Segments. Organizationally, the functional operating areas that support all of our Segments, including systems integration, installation and training, product support, data services, product development and sales and marketing, are integrated under a common reporting and management structure to achieve operating efficiencies.
The following tables set forth, for the periods indicated, our revenues, cost of revenues, gross profit and gross profit as a percentage of revenue by Segment (dollars in thousands):

	Year ended September 30, 2003
		Product	Content &	Other
	Systems	Support	Data Services	Services	Total

Revenues	$68,708	$85,770	$59,553	$7,515	$221,546
Cost of Revenues	40,171	43,007	24,361	4,238	111,777

Gross Profit	$28,537	$42,763	$35,192	$3,277	$109,769

Gross Profit as a Percentage of Revenues	41.5%	49.9%	59.1%	43.6%	49.6%

	Year ended September 30, 2004
		Product	Content &	Other
	Systems	Support	Data Services	Services	Total

Revenues	$81,956	$79,193	$57,345	$7,312	$225,806
Cost of Revenues	49,853	37,158	18,460	4,302	109,773

Gross Profit	$32,103	$42,035	$38,885	$3,010	$116,033

Gross Profit as a Percentage of Revenues	39.2%	53.1%	67.8%	41.2%	51.4%

	Year ended September 30, 2005
		Product	Content &	Other
	Systems	Support	Data Services	Services	Total

Revenues	$104,789	$96,267	$57,094	$7,841	$265,991
Cost of Revenues	62,520	43,237	15,948	5,295	127,000

Gross Profit	$42,269	$53,030	$41,146	$2,546	$138,991

Gross Profit as a Percentage of Revenues	40.3%	55.1%	72.1%	32.5%	52.3%

We derive our revenues primarily from customers that operate in three vertical markets — hardlines and lumber, wholesale distribution and Auto — and from our productivity tools business.
•	The hardlines and lumber vertical market consists of independent hardware retailers, home improvement centers, paint, glass and wallpaper stores, farm supply stores, retail nurseries and gardens, and independent lumber and building material yards.
•	The wholesale distribution vertical market includes distributors of a range of products including electrical supply, medical supply, plumbing, heating and air conditioning, brick, stone and related materials, roofing, siding, insulation, industrial machinery and equipment, industrial supplies and service establishment equipment.
•	The automotive parts aftermarket (“Auto”) consists of businesses engaged in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks.
•	The productivity tools business, which primarily consists of software migration and application development tools, was acquired as a part of our acquisition of Speedware.
The following tables set forth, for the periods indicated, our revenue by vertical market within each Segment.

	Year Ended September 30,
(in thousands)	2003	2004	2005
Systems Revenues:
Hardlines and Lumber	$47,135	$63,116	$79,971
Auto	18,969	16,083	14,543
Wholesale Distribution	2,604	2,757	8,937
Productivity Tools	—	—	1,338

	$68,708	$81,956	$104,789

Product Support Revenues:
Hardlines and Lumber	$39,021	$39,860	$50,031
Auto	45,531	37,716	34,484
Wholesale Distribution	1,218	1,617	8,033
Productivity Tools	—	—	3,719

Total Product Support Revenues	$85,770	$79,193	$96,267

Content and Data Services Revenues:
Hardlines and Lumber	$6,660	$4,427	$5,336
Auto	50,805	51,193	49,578
Wholesale Distribution	2,088	1,725	2,178
Productivity Tools	—	—	2

Total Content and Data Services Revenues	$59,553	$57,345	$57,094

Other Revenues:
Hardlines and Lumber	$6,536	$6,072	$7,104
Auto	794	932	415
Wholesale Distribution	185	308	322
Productivity Tools	—	—	—

Total Other Revenues	$7,515	$7,312	$7,841

Total Revenues:
Hardlines and Lumber	$99,352	$113,475	$142,442
Auto	116,099	105,924	99,020
Wholesale Distribution	6,095	6,407	19,470
Productivity Tools	—	—	5,059

Total Revenues	$221,546	$225,806	$265,991

Geographic segments
A breakdown by geographic area of revenues and total assets is shown below (in thousands). The Americas geographic area covers the United States and Canada. The Europe geographic area covers the United Kingdom, Ireland and France.

	Year Ended September 30,
	2003	2004	2005
Revenues:
Americas	$215,458	$219,132	$258,864
Europe	6,088	6,674	7,127

Total revenues	$221,546	$225,806	$265,991

Assets:
Americas	$198,583	$185,645	$572,104
Europe	3,702	3,260	2,520

Total assets	$202,285	$188,905	$574,624

Note 14. Guarantor Consolidation
The Senior Notes and the Floating Rate Notes are guaranteed by our existing, wholly-owned domestic subsidiaries Triad Systems Financial Corporation, Triad Data Corporation, CCI/TRIAD Gem, Inc., Triad Systems Corporation, Speedware USA Inc., Prelude Systems Inc., Enterprise Computing Inc., Prophet 21 Inc. Speedware Holdings Inc., Prophet 21 Investment Corp., Prohpet 21 Canada, Inc., Prophet 21 New Jersey, Inc., SDI Merger Corp., Distributor Information Systems Corp., Trade Services Systems, Inc., STANPak Systems, Inc. and CCI/ARD, Inc. Our other subsidiaries (the “Non-Guarantors”) are not guaranteeing the Senior Notes and the Floating Rate Notes. The following tables set forth consolidating financial information of the Guarantors and Non-Guarantors for the balance sheets as of September 30, 2005 and 2004, the statements of operations for the years ended September 30, 2005, 2004, and 2003, and the statements of cash flows for the years ended September 30, 2005, 2004 and 2003.
Consolidating Balance Sheet as of September 30, 2005

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5,800	$3,943	$1,209	$—	$10,952
Trade accounts receivable, net of allowance for doubtful accounts	35,199	15,321	4,393	—	54,913
Inventories, net	3,213	820	70	—	4,103
Prepaid Income Taxes	251	18	92	—	361
Deferred income taxes	2,367	1,319	1,146	—	4,832
Prepaid expenses and other current assets	2,886	2,799	298	—	5,983

Total current assets	49,716	24,220	7,208	—	81,144

Property and equipment, net	5,277	2,702	648	—	8,627
Capitalized computer software costs, net	3,865	—	—	—	3,865
Databases, net	4,975	—	—	—	4,975
Other intangibles	110,218	—	4,586	—	114,804
Goodwill	343,963	—	—	—	343,963
Investments in subsidiaries	33,907	6,807	2,832	(43,546)	—
Deferred financing costs	12,756	—	—	—	12,756
Other assets	4,322	137	31	—	4,490

Total assets	$568,999	$33,866	$15,305	$(43,546)	$574,624

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$10,299	$4,790	$987	—	$16,076
Intercompany payables (receivables)	71,606	(73,571)	1,965	—	—
Payroll related accruals	11,222	4,071	968	—	16,261
Deferred revenue	19,734	10,552	3,893	—	34,179
Current portion of long-term debt	—	149	—	—	149
Accrued expenses and other current liabilities	11,296	5,887	592	—	17,775

Total current liabilities	124,157	(48,122)	8,405	—	84,440

Long-term debt, net of discount	415,328	—	—	—	415,328
Deferred tax liabilities and other liabilities	34,091	8,329	(432)	—	41,988

Total liabilities	573,576	(39,793)	7,973	—	541,756

Total stockholder’s equity (deficit)	(4,577)	73,659	7,332	(43,546)	32,868

Total liabilities and stockholder’s equity	$568,999	$33,866	$15,305	$(43,546)	$574,624

Consolidating Balance Sheet as of September 30, 2004

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$28,591	$(107)	$3,581	$—	$32,065
Trade accounts receivable, net of allowance for doubtful accounts	30,960	—	2,556	—	33,516
Intercompany receivable	—	42,646	—	(42,646)	—
Inventories, net	2,608	—	60	—	2,668
Deferred income taxes	430	—	—	—	430
Prepaid income taxes	5,338	—	—	—	5,338
Prepaid expenses and other current assets	1,623	1,195	370	—	3,188

Total current assets	69,550	43,734	6,567	(42,646)	77,205

Property and equipment, net	6,036	—	217	—	6,253
Capitalized computer software costs, net	5,482	—	—	—	5,482
Databases, net	5,290	—	—	—	5,290
Goodwill	79,541	—	—	—	79,541
Investments in subsidiaries	11,558	—	816	(12,374)	—
Other assets	15,012	—	122	—	15,134

Total assets	$192,469	$43,734	$7,722	$(55,020)	$188,905

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$8,605	$47	$374	$—	$9,026
Intercompany payables	38,443	—	3,500	(41,943)	—
Payroll related accruals	14,020	—	155	—	14,175
Deferred revenue	14,311	67	1,040	—	15,418
Current portion of long-term debt	—	276	—	—	276
Accrued expenses and other current liabilities	9,490	110	161	—	9,761

Total current liabilities	84,869	500	5,230	(41,943)	48,656

Long-term debt, net of discount	155,272	166	—	—	155,438
Deferred tax liabilities and other liabilities	4,805	405	(379)	—	4,831

Total liabilities	244,946	1,071	4,851	(41,943)	208,925

Total stockholder’s equity (deficit)	(52,477)	42,663	2,871	(13,077)	(20,020)

Total liabilities and stockholder’s equity	$192,469	$43,734	$7,722	$(55,020)	$188,905

Consolidating Statement of Operations for the Year Ended September 30, 2005

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$89,601	$12,252	$2,940	$(4)	$104,789
Services	130,295	17,277	13,630	—	161,202

Total Revenues	219,896	29,529	16,570	(4)	265,991
Cost of revenues:
Systems	56,240	4,888	1,392	—	62,520
Services	49,663	6,923	7,898	(4)	64,480

Total cost of revenues	105,903	11,811	9,290	(4)	127,000

Gross profit	113,993	17,718	7,280	—	138,991

Operating expenses:
Sales and marketing	33,356	2,233	2,749	—	38,338
Product development	17,177	3,552	1,316	—	22,045
General and administrative	22,491	5,605	2,466	—	30,562
Amortization of intangible assets	3,818	—	—	—	3,818

Total operating expenses	76,842	11,390	6,531	—	94,763

Operating income	37,151	6,328	749	—	44,228

Interest expense	(25,499)	(18)	24	—	(25,493)
Other income, net	651	70	(293)	—	428

Income (loss) before income taxes	12,303	6,380	480	—	19,163
Income tax expense	3,210	2,035	400	—	5,645

Net income (loss)	$9,093	$4,345	$80	$—	$13,518

Consolidating Statement of Operations for the Year Ended September 30, 2004

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$80,059	$—	$1,944	$(47)	$81,956
Services	132,282	1,046	10,522	—	143,850

Total revenues	212,341	1,046	12,466	(47)	225,806
Cost of revenues:
Systems	48,588	—	1,312	(47)	49,853
Services	54,342	—	5,578	—	59,920

Total cost of revenues	102,930	—	6,890	(47)	109,773

Gross profit	109,411	1,046	5,576	—	116,033

Operating expenses:
Sales and marketing	31,360	(1,460)	1,982	—	31,882
Product development	15,863	—	304	—	16,167
General and administrative	18,483	7,022	1,835	—	27,340

Total operating expenses	65,706	5,562	4,121	—	75,389

Operating income	43,705	(4,516)	1,455	—	40,644

Interest expense	(19,302)	(63)	(2)	—	(19,367)
Expenses related to debt refinancing	(524)	—	—	—	(524)
Gain on sale of assets	6,270	—	—	—	6,270
Other income, net	315	—	(10)	—	305

Income (loss) before income taxes	30,464	(4,579)	1,443	—	27,328
Income tax expense	10,354	—	207	—	10,561

Net income (loss)	$20,110	$(4,579)	$1,236	$—	$16,767

Consolidating Statement of Operations for the Year Ended September 30, 2003

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$67,106	$—	$1,605	$(3)	$68,708
Services	141,536	1,483	9,819	—	152,838

Total revenues	208,642	1,483	11,424	(3)	221,546
Cost of revenues:
Systems	39,223	—	951	(3)	40,171
Services	65,630	—	5,976	—	71,606

Total cost of revenues	104,853	—	6,927	(3)	111,777

Gross profit	103,789	1,483	4,497	—	109,769

Operating expenses:
Sales and marketing	32,116	(1,424)	1,269	—	31,961
Product development	16,614	—	383	—	16,997
General and administrative	17,832	6,841	2,733	—	27,406

Total operating expenses	66,562	5,417	4,385	—	76,364

Operating income	37,227	(3,934)	112	—	33,405

Interest expense	(14,726)	(101)	45	—	(14,782)
Expenses related to debt refinancing	(6,313)	—	—	—	(6,313)
Other income (expense), net	(100)	—	(44)	—	(144)

Income (loss) before income taxes	16,088	(4,035)	113	—	12,166
Income tax expense	4,030	—	321	—	4,351

Net income (loss)	$12,058	$(4,035)	$(208)	$—	$7,815

Consolidating Statement of Cash Flows for the Year Ended September 30, 2005

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$38,304	$(5,042)	$(12,375)	$—	$20,887

Investing activities
Purchase of Speedware, net of cash	(117,062)	6,071	10,157		(100,834)
Purchase of Prophet 21 , net of cash	(221,848)	3,648			(218,200)
Purchase of other businesses	(2,646)	—	—	—	(2,646)
Purchase of property and equipment	(3,922)	(40)	(448)	—	(4,410)
Capitalized software costs and databases	(5,052)	—	—	—	(5,052)
Equity distributions from partnerships	542	—	—	—	542

Net cash used in investing activities	(349,988)	9,679	9,709	—	(330,600)

Financing activities
Proceeds from long-term debt	260,000	—	—	—	260,000
Debt issuance cost	(9,306)	—	—	—	(9,306)
Payment on long-term debt	(200)	(293)	—	—	(493)
Capital contribution from parent	38,399	—	—	—	38,399

Net cash used in financing activities	288,893	(293)	—	—	288,600

Change in cash and cash equivalents	(22,791)	4,344	(2,666)	—	(21,113)
Cash and cash equivalents, beginning of period	28,591	(107)	3,581	—	32,065

Cash and cash equivalents, end of period	$5,800	$4,237	$915	$—	$10,952

Consolidating Statement of Cash Flows for the Year Ended September 30, 2004

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$40,262	$431	$1,651	$—	$42,344

Investing activities
Purchase of property and equipment	(4,496)	—	(62)	—	(4,558)
Property and equipment sale proceeds	7,212	—	—	—	7,212
Capitalized software costs and databases	(5,499)	—	—	—	(5,499)
Equity distributions from partnerships	188	—	8	—	196

Net cash used in investing activities	(2,595)	—	(54)	—	(2,649)

Financing activities
Payment on debt facility	369	(369)	—	—	—
Payment on long-term debt facility	(17,845)	—	—	—	(17,845)

Net cash used in financing activities	(17,476)	(369)	—	—	(17,845)

Change in cash and cash equivalents	20,191	62	1,597	—	21,850
Cash and cash equivalents, beginning of period	8,400	(169)	1,984	—	10,215

Cash and cash equivalents, end of period	$28,591	$(107)	$3,581	$—	$32,065

Consolidating Statement of Cash Flows for the Year Ended September 30, 2003

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$24,949	$227	$1,493	$—	$26,669

Investing activities
Purchase of property and equipment	(5,409)	—	(64)	—	(5,473)
Capitalized software costs and databases	(7,052)	—	—	—	(7,052)
Equity distributions from partnerships	82	—	—	—	82
Acquisition of other assets	(2,203)	—	—	—	(2,203)

Net cash used in investing activities	(14,582)	—	(64)	—	(14,646)

Financing activities
Proceeds from debt facility	1,203	7	—	—	1,210
Proceeds from long-term debt	154,946	—	—	—	154,946
Debt issuance costs	(7,509)	—	—	—	(7,509)
Payment on debt facility	(38,302)	—	—	—	(38,302)
Payment on long-term debt facility	(82,148)	(403)	—	—	(82,551)
Dividend to parent	(30,000)	—	—	—	(30,000)

Net cash used in financing activities	(1,810)	(396)	—	—	(2,206)

Change in cash and cash equivalents	8,557	(169)	1,429	—	9,817
Cash and cash equivalents, beginning of period	(157)	—	555	—	398

Cash and cash equivalents, end of period	$8,400	$(169)	$1,984	$—	$10,215

Note 15. Unaudited Quarterly Results
Our unaudited quarterly results for the years ended September 30, 2004 and 2005 are presented below:

(in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2004

Total revenues	$56,701	$55,301	$57,306	$56,498
Gross profit	29,789	29,401	29,342	27,501
Gain on sale of assets	6,270	—	—	—
Net income (loss)	7,215	5,397	2,629	1,526

2005

Total revenues	$60,939	$58,148	$73,422	$73,482
Gross profit	32,167	30,416	38,686	37,722
Net income	5,044	4,128	4,710	(364)
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A. Controls and Procedures.
(a)	Disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Principal Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that information required to be disclosed by us in the reports that we file with or submit to the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file with or submit to the SEC is accumulated and communicated too our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as described above, our CEO and CFO have concluded that as of September 30, 2005 our disclosure controls and procedures were effective.

(b)	Internal controls over financial reporting. During our fiscal quarter ended September 30, 2005, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
Set forth below are the names, ages and positions of our respective directors and executive officers as of December 15, 2005. All directors hold office until the next annual meeting of stockholders of the Company or Holding, as the case may be, or until their successors are duly elected and qualified. Please refer to “Certain Relationships and Related Transactions — Stockholders Agreement” for information concerning certain agreements relating to the election of our directors.

Name	Age	Position
A. Laurence Jones	52	Director, President and Chief Executive Officer
Pervez Qureshi	48	Executive Vice President and Chief Operating Officer
Greg Petersen	42	Executive Vice President and Chief Financial Officer
Mary Beth Loesch	45	Senior Vice President of Business Development
Christopher Speltz	43	Senior Vice President of Finance, Treasurer and Assistant
Richard Rew II	37	Vice President, General Counsel and Secretary
Bill Wilson	47	Senior Vice President of Product Development
Steve McLaughlin	48	Senior Vice President and General Manager of the Wholesale Division Group
Peter Brodsky (1), (2), (3)	35	Director
Jason Downie (1), (2), (3)	35	Director
Jack D. Furst	46	Chairman of the Board of Directors
James R. Porter (1)	69	Director
Robert Shaw (3)	58	Director

(1)	Denotes a member of the Audit Committee.

(2)	Denotes a Financial Expert serving on the Audit Committee.

(3)	Denotes a member of the Compensation Committee.
Mr. Jones has been our President and Chief Executive Officer since October 2004. Mr. Jones has been one of our directors since July 1997. Prior to joining us, Mr. Jones was Chairman and Chief Executive Officer of Interelate, Inc., a private CRM services company. He also serves as a director of Exabyte, Inc. From 1999 to 2003, Mr. Jones was President and Chief Executive Officer of MessageMedia, Inc., a public email marketing company. From January 1998 until February 1999 Mr. Jones served as an Operating Affiliate of McCown DeLeeuw & Co. From August 1993 to August 1997, Mr. Jones served as the Chief Executive Officer of Neodata Services Inc., a provider of marketing services. Prior to his employment by Neodata Services Inc., Mr. Jones served as Chief Executive Officer of GovPX, a provider of U.S. Treasury data and pricing services from 1991 to August 1993. Mr. Jones has an M.B.A. from Boston University and a B.S. from Worcester Polytechnic Institute.
Mr. Qureshi has been employed by us since 1994, and has been our Executive Vice President and Chief Operating Officer since October 2005. Mr. Qureshi joined us as Director of Marketing in 1994. He became General Manager of our non-automotive vertical markets in 1999 and became our Senior Vice President in 2003. He became Group President of our vertical markets in 2004, and Senior Vice President and Chief Operating Officer in April 2005. Prior to joining us, Mr. Qureshi was President of a management consulting company he founded and was Vice President of Marketing at Harvest Software. He has also held management positions at Metaphor Computer Systems, Hewlett-Packard Company and International Business Machines Incorporated. Mr. Qureshi holds an M.B.A. from the Darden Graduate School of Business at the University of Virginia and a B.S.E.E. degree from the University of Lowell, in Lowell, Massachusetts.
Mr. Petersen has been employed by us since September 2001, and has been our Executive Vice President and Chief Financial Officer since October 2005. From September 2001 to October 2005, Mr. Petersen served as our Senior Vice President and Chief Financial Officer. Prior to joining us, Mr. Petersen served as Vice President of Finance for Trilogy Software from 2000 until 2001 and as its Treasurer from 1999 until 2000. From 1997 to 1999, Mr. Petersen was Senior Vice President of Planning and Business Development for RailTex. From 1989 to 1997, Mr. Petersen held various finance and strategy positions at American Airlines, most recently as managing director of corporate development. Mr. Petersen has an M.B.A. from Fuqua School of Business at Duke University and a B.A. in Economics from Boston College.
Ms. Loesch joined us as Vice President of Business Development in November 2004, and was promoted to Senior Vice President of Business Development in April 2005. Prior to joining us, Ms. Loesch served as Senior Vice President of Mergers and Acquisitions for Interelate, Inc. from 2003 until 2004. From 1999 to 2002, Ms. Loesch was Senior Vice President of Corporate Development for MessageMedia, and from 1998 to 1999, Ms. Loesch served as President of Advanced Network Operations for Internet Communications Corporation. She also has held various executive operating and strategy positions with KPMG Consulting, CSG Systems and USWest. Ms. Loesch has an M.B.A. and a B.S.B.A. from Creighton University.

Mr. Speltz joined us as Vice President and Treasurer in 1999, became Vice President of Finance and Treasurer in 2001 and was promoted to Senior Vice President of Finance, Treasurer and Assistant Secretary in October 2005. Prior to joining us, from 1990 through 1999, Mr. Speltz worked at the investment and commercial banking firm Societe Generale, most recently as Director and Manager of the Dallas office. Mr. Speltz has an M.B.A. from the University of Texas at Arlington and a B.S. from Indiana University.
Mr. Rew served as our Assistant Secretary from December 2000 until September 2002, and as our Secretary since September 2002. Since April of 2000, Mr. Rew has served as our General Counsel and in October 2005, Mr. Rew became a Vice President. Prior to joining us, Mr. Rew held various positions in the legal department at EZCORP, Inc., a publicly traded company engaged in sub-prime and collateral lending businesses. Those positions included serving as Assistant General Counsel from 1994 to 1995 and as General Counsel from 1996 to 2000. Mr. Rew is a member of the State Bar of Texas. Mr. Rew has a J.D. from the University of Oklahoma and a B.A. from the University of Texas at Austin.
Mr. Wilson joined us in 1981 as a software engineer. He became Vice President of Product Development for our non-automotive vertical markets in 1999 and for all of our vertical markets in 2004. Mr. Wilson was promoted to Senior Vice President of Product Development in October of 2005. Prior to joining us, Mr. Wilson worked at the consulting firm Towers Perrin. Mr. Wilson received his B.A. from Yale University.
Mr. McLaughlin has been employed by us since 1982 and has been our Senior Vice President and General Manger of the Wholesale Distribution Group since October, 2005. Mr. McLaughlin joined us as a Sales Representative in our Automotive/Tire Division in 1982 and has served in several Sales and Sales management capacities since then. Mr. McLaughlin became Vice President and General Manager of the Lumber and Building Materials Group in October 1999 and held that role until October, 2005 when he was promoted to Senior Vice President and General Manager of the Wholesale Distribution Group. Mr. McLaughlin has a B.S. from the University of San Francisco.
Mr. Brodsky has been one of our directors since April 2002. Mr. Brodsky is a partner of Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”) and has been with the firm since 1995. At Hicks Muse, Mr. Brodsky has focused on the firm’s media investments, specifically in radio, television, sports and software. Prior to joining Hicks Muse, Mr. Brodsky was employed in the investment banking department of CS First Boston Corporation in New York from 1993 to 1995. Mr. Brodsky serves as a director of several of the firm’s portfolio companies. Mr. Brodsky received his B.A. from Yale University.
Mr. Downie has been one of our directors since October 2004. Mr. Downie is a principal of Hicks Muse and has been with the firm since September 2000. From June 1999 to August 2000, Mr. Downie was an associate at Rice Sangalis Toole & Wilson, a mezzanine private equity firm based in Houston, Texas, and from June 1992 through June 1997, Mr. Downie served in various capacities with Donaldson, Lufkin & Jenrette in New York, most recently as an Associate Position Trader in their Capital Markets Group. Mr. Downie has a B.B.A. and M.B.A. from the University of Texas at Austin.
Mr. Furst has been one of our directors since February 1997 and became chairman of our Board of Directors in September 2004. Mr. Furst has served as a Partner and Principal of Hicks Muse since 1989, the year in which it was formed. Mr. Furst has approximately 20 years of experience in leveraged acquisitions and private investments. Mr. Furst is involved in all aspects of Hicks Muse’s business and has been actively involved in originating, structuring and monitoring its investments. Prior to joining Hicks Muse, Mr. Furst served as a Vice President and subsequently a Partner of Hicks & Haas from 1987 to 1989. From 1984 to 1986, Mr. Furst was a Merger and Acquisitions/Corporate Finance Specialist for The First Boston Corporation in New York. Before joining First Boston, Mr. Furst was a Financial Consultant at PricewaterhouseCoopers. Mr. Furst has an M.B.A. from the graduate school of business at the University of Texas at Austin and a B.S. from the college of business administration at Arizona State University.
Mr. Porter has served as a director since September 1985. In February 1998, Mr. Porter retired as an employee and is no longer involved in our day-to-day management. He served as President and Chief Executive Officer of Triad Systems Corporation from September 1985 to February 1997. Mr. Porter also serves as a director of Silicon Valley Bank, and Cardone Industries, Inc. He also serves on the Board of Regents of Pepperdine University as well as the Board of Trustees of Abilene Christian University. Mr. Porter received an Engineering Degree from Texas A&M.
Mr. Shaw has been a director since July 2005. From August 2001 to present, Mr. Shaw has also served as Chairman and Chief Executive Officer of ArcSight, Inc. From November 1998 to March 2001, Mr. Shaw was the Chief Executive Officer of USWeb Corporation. Prior to that, Mr. Shaw served as Executive Vice President of worldwide consulting services and vertical markets for Oracle Corporation from May 1992 to August 1998. Mr. Shaw has a B.B.A. from the University of Texas at Austin.
Code of Ethics for Senior Financial Management
We have adopted a Code of Ethics for Senior Financial Management (“Code of Ethics”), which is applicable to our senior financial officers, including the Chief Executive Officer, Chief Financial Officer, Vice President of Finance, Controller, and to the General

Counsel and a Code of Conduct and Ethics (“Code of Conduct”), which is applicable to all officers, directors and employees. To date, we have not granted any waivers to the Code of Ethics or the Code of Conduct.
Item 11. Executive Compensation.
The following table sets forth the cash and noncash compensation earned by the Chief Executive Officer and our four other most highly compensated executive during the fiscal years ended September 30, 2003, 2004, and 2005. The Chief Executive Officer and such executive officers are collectively referred to as the “Named Executive Officers.”
Summary Compensation Table

					Long-term
					compensation
					Securities
	Fiscal	Annual compensation			underlying	All other
Name and principal position	year	Salary($)	Bonus($)		options(1)	compensation
A. Laurence Jones(2)	2005	365,000	753,000	(7)	3,000,000	—
President and Chief Executive Officer	2004	—	—		—	—
	2003	—	—		—	—

Michael A. Aviles(3)	2005	58,218	—		—	667,672 (3)
Former Chairman of the Board,	2004	375,000	2,130,800	(8)	—	—
President and Chief Executive Officer	2003	375,210	2,162,800	(8)	—	—

Pervez Qureshi	2005	308,846	323,000	(8)	500,000	—
Executive Vice President and	2004	250,004	226,750	(8)	50,000	—
Chief Operating Officer(4)	2003	250,648	275,500	(8)	25,000	—

Greg Petersen	2005	259,615	243,000	(8)	400,000	—
Executive Vice President and	2004	250,000	211,750	(8)	25,000	—
Chief Financial Officer(5)	2003	247,846	232,500	(8)	25,000	—

Mary Beth Loesch	2005	176,923	149,400	(8)	300,000	—
Senior Vice President	2004	—	—		—	—
of Business Development	2003	—	—		—	—

Bill Wilson (6)	2005	203,923	161,075	(8)	150,000	—
Senior Vice President of Product Development	2004	176,527	121,300	(8)	10,000	—
	2003	171,188	104,235	(8)	10,000	—

(1)	Represents grants of options to purchase shares of Holding Common Stock. See “1998 stock option plan” and “2000 stock option plan.”

(2)	Mr. Jones was appointed President and Chief Executive Officer on October 7, 2004. See “Management—Employment agreements.”

(3)	Mr. Aviles served as Chairman of the Board, President and Chief Executive Officer until October 7, 2004. In the year ended September 30, 2005, Mr. Aviles received severance in the amount of $667,672. See “Management—Employment agreements.”

(4)	Mr. Qureshi was appointed Executive Vice President and Chief Operating Officer on October 24, 2005.

(5)	Mr. Petersen was appointed Executive Vice President and Chief Financial Officer on October 24, 2005.

(6)	Mr. Wilson was appointed Senior Vice President of Business Development on October 24, 2005.

(7)	Includes a 401(k) matching contribution of $3,000 and a signing bonus of $150,000.

(8)	Includes a 401(k) matching contribution of $3,000.
Employment Agreements
Effective as of October 7, 2004, we terminated the employment of Michael A. Aviles as our President and Chief Executive Officer, and Mr. Aviles was removed as a member of the Board of Directors and as Chairman of the Board. In connection with the termination of Mr. Aviles, we terminated his executive employment agreement, which provided for an initial base salary of $375,000 (subject to increases as determined by the Board of Directors), annual incentive bonuses with a target of at least $300,000 and severance in an amount equal to 18 months base salary and the target annual incentive bonus for the fiscal year in which the termination occurred, payable monthly in arrears over the 18 months following the effective date of termination, if Mr. Aviles was terminated without good cause. Mr. Aviles’ base salary for fiscal year 2004 was $375,000 per annum, and his target annual incentive bonus for fiscal year 2004 was $300,000. The employment agreement also provided Mr. Aviles the opportunity to earn up to $2.0 million annually in additional special cash incentives if we met certain cash flow improvement hurdles. Under a separate change of control bonus agreement, Mr. Aviles was entitled to a cash bonus in the event a change of control or significant divestiture occurred during the term of his employment or, under certain circumstances (including circumstances involving a termination of Mr. Aviles without good cause), in the event a change of control or significant divestiture occurred within 180 days following such termination (which period has expired).

On November 23, 2005, Holding and us entered into a Stock Repurchase, Separation Agreement and General Release (the “Agreement”) with Michael Aviles, our former President, Chief Executive Officer and Chairman of its Board of Directors. The Agreement provides that we will pay to Mr. Aviles $1,634,744.17 in cash in consideration for the following: (i) the cancellation of currently exercisable options held by Mr. Aviles to purchase 300,000 shares of Holding Common Stock; (ii) a general release by Mr. Aviles in favor of Holding, us and certain affiliates Holding and us; (iii) a waiver by Mr. Aviles relating to any rights or claims arising under the Age Discrimination in Employment Act of 1967; and (iv) the remaining severance payments and COBRA benefit payments due to Mr. Aviles pursuant to the Executive Employment Agreement among Holding, us and Mr. Aviles. The cash consideration paid to Mr. Aviles pursuant to the Agreement is net of the exercise price payable by Mr. Aviles in respect of his stock options. In addition, the Agreement provides for a general release of Mr. Aviles by Holding, us and certain affiliates Holding and us. Pursuant to the Agreement, we also reaffirmed our obligation under the employment agreement with Mr. Aviles to indemnify him and include him as an additional insured on our directors’ and officers’ liability insurance policy.
A. Laurence Jones. On October 7, 2004 we elected A. Laurence Jones to replace Mr. Aviles as our President and Chief Executive Officer. On December 15, 2004, and effective as of October 7, 2004, we entered into a written employment agreement with Mr. Jones. The employment agreement provides for a signing bonus in the amount of $150,000, an initial base salary of $375,000 subject to increases as determined by the Board of Directors, and eligibility to receive an annual bonus of 100% of his base salary (which annual bonus may exceed 100% of his base salary if we exceed certain revenue and other financial targets in our budget for the applicable fiscal year). Mr. Jones will be entitled to a minimum annual bonus of 50% of his base salary for fiscal year 2005, provided Mr. Jones continues to be employed by us as of the end of such fiscal year. In the event Mr. Jones’ employment is terminated without cause or in the event he resigns for good reason, in addition to the salary and benefits listed above, Mr. Jones, subject to his execution of a release in our favor, is entitled to a severance payment equal to 18 months of his then effective base salary, payable in a lump sum in cash, a pro-rated annual bonus, and any earned but unpaid annual bonus in respect of any full fiscal year ended prior to his termination. If Mr. Jones’ employment is terminated by us for cause or by Mr. Jones other than for good reason, or if his employment is terminated by reason of his death or disability, we have no further payment obligations other than for payment of any accrued benefits, salary and bonus. Mr. Jones’ employment agreement provides for an 18-month non-competition and non-solicitation requirement after his employment with us is terminated.
Concurrently with the execution of Mr. Jones’s employment agreement, Holding and us entered into a stock option agreement with Mr. Jones pursuant to which we granted to Mr. Jones stock options under the 2000 Plan (see “2000 Stock Option Plan”), exercisable for an aggregate of 3,000,000 shares of Holding’s common stock, par value $0.000125 (the “Holding Common Stock”), at an exercise price of $2.25 per share. The stock options:
•	vest in four equal installments over four years from October 7, 2004;

•	become fully vested upon the occurrence of a change of control of the Company; and

•	provide that upon Mr. Jones’ voluntary termination of his employment or upon termination of his employment by us, Mr. Jones will have 360 days following such termination to exercise any vested but unexercised options.
In addition, if Mr. Jones’ employment is terminated without cause or if he resigns for good reason, Mr. Jones will receive accelerated vesting of stock options covering the lesser of 1,125,000 shares or all remaining unvested stock options. All other unvested stock options will be cancelled.
Pervez Qureshi. On February 1, 2005, we entered into a letter agreement with Mr. Qureshi to amend the severance terms described in that certain letter agreement, dated October 27, 1999, by and between us and Mr. Qureshi. The agreement with Mr. Qureshi provides that if his employment is involuntarily terminated by us without cause or if he voluntarily terminates his employment for good reason, Mr. Qureshi will be entitled to receive severance in a lump sum amount equal to the sum of (i) twelve months of his base salary, (ii) twelve months of his target incentive bonus, and (iii) twelve months of COBRA payments, subject to the terms of our severance plans.
Greg Petersen. On February 1, 2005, we entered into a letter agreement with Greg Petersen to amend the severance terms described in that certain letter agreement, dated August 22, 2001, by and between us and Mr. Petersen. The agreement with Mr. Petersen provides that if his employment is involuntarily terminated by us without cause or if he voluntarily terminates his employment for good reason, Mr. Petersen will be entitled to receive severance in a lump sum amount equal to the sum of (i) twelve months of his base salary, (ii) twelve months of his target incentive bonus, and (iii) twelve months of COBRA payments, subject to the terms of our severance plans.
Mary Beth Loesch. On February 1, 2005, we entered into a letter agreement with Mary Beth Loesch, effective as of November 1, 2004, containing the terms of Ms. Loesch’s employment as Vice President of Business Development of the Company. The agreement with Loesch provides for (i) an initial annual base salary of $200,000, (ii) an annual incentive bonus with an annualized target of $100,000, (iii) a grant of 300,000 stock options (subject to the approval of our Board of Directors) at an exercise price of $2.25 per share and vesting in four equal annual installments beginning on November 2, 2005 and (iv) severance payable in a lump sum amount equal to the sum of (A) nine months of base salary; (B) nine months pro-rated target incentive bonus; and (C) nine months of COBRA payments, if Ms. Loesch is involuntarily terminated by us without cause or if Ms. Loesch voluntarily terminates her employment for good reason.
Bill Wilson. On February 14, 2005, we entered into a letter agreement with Bill Wilson, containing the terms of our severance obligations to Mr. Wilson. The letter agreement provides for (i) nine months of base salary; (ii) nine months target incentive bonus; and (iii) nine months of COBRA payments if Mr. Wilson is involuntarily terminated by us without cause or if Mr. Wilson voluntarily terminates his employment for good reason.
Other than as described above, the Company does not currently have employment agreements or other binding employment arrangements with any Named Executive Officer.
Severance Plans
On February 1, 2005, we adopted the Activant Executive Severance Plan (the “Executive Plan’’) effective as of January 1, 2005. The Executive Plan is available to each employee who is an officer, vice president or other senior executive employee of us (other than our Chief Executive Officer) and who is designated as an “Eligible Employee’’ by and in the discretion of the plan administrator. An Eligible Employee is entitled to severance under the Executive Plan if such Eligible Employee is involuntarily terminated without cause and not as a result of such Eligible Employee’s death or disability (a “Qualified Termination’’). Upon a Qualified Termination, an Eligible Employee is entitled to receive a single lump sum severance payment equal to six months base salary. Notwithstanding the foregoing, in no event will such severance payment, when aggregated with all other payments to such Eligible Employee on account of the same Qualified Termination under any of our other sponsored severance arrangements, exceed twice the annual compensation of such Eligible Employee for the calendar year immediately preceding the calendar year during which the Qualified Termination occurred.
On February 1, 2005, we amended and restated the Activant Severance Plan for Select Employees (as amended, the “Select Plan’’). The Select Plan is a broad-based plan available to each employee who is designated as an “Eligible Employee’’ in the sole and absolute discretion of the plan administrator. An Eligible Employee is entitled to severance under the Select Plan if such Eligible Employee’s termination is designated by the plan administrator in its discretion as a qualified termination and such termination is not as a result of the death of such Eligible Employee (a “Qualified Termination’’). Upon a Qualified Termination, an Eligible Employee is entitled to a severance payment in an amount determined by the plan administrator in its sole and absolute discretion and approved by our Chief Executive Officer, to be paid as quickly as administratively practicable after termination. Notwithstanding the foregoing, in no event will such severance payment, when aggregated with all other payments to such Eligible Employee on account of the same Qualified Termination under any of our other sponsored severance arrangements, exceed twice the annual compensation of such Eligible Employee for the calendar year immediately preceding the calendar year during which the Qualified Termination occurred. Mr. Jones, Mr. Petersen, Mr. Qureshi, Mr. Wilson and Ms. Loesch have severance benefits pursuant to their employment agreements granted pursuant to the Select Plan.
1998 Stock Option Plan
The Activant Solutions Holdings Inc. 1998 Stock Option Plan, as amended (the “1998 Plan”), provides for the grant of options to key employees and eligible non-employees of Holding and its subsidiaries (including us) for the purchase of shares of Holding Common Stock.
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
Although the Committee has discretion in determining the terms of any option, it is expected that options will generally vest and become exercisable over a five-year period beginning on the last day of the fiscal year in which the option was granted, such that 10% would become vested on the first anniversary of the date of grant, 20% would become vested on the second anniversary, 30% would become vested on the third anniversary, 65% would become vested on the fourth anniversary, and 100% would become vested on the fifth anniversary. Notwithstanding the foregoing, in the event of a Public Offering (as defined in the 1998 Plan) all options that were not exercisable at the time of the Public Offering will vest ratably over a period of years equal to five minus the number of complete years of vesting that had occurred prior to the Public Offering. Nonvested options vest upon the occurrence of a Change of Control (as defined in the 1998 Plan). Both incentive stock options and nonqualified stock options may be granted under the 1998 Plan.

Holding has the right, under certain circumstances, to repurchase from any optionee at the Fair Market Value (as defined in the 1998 Plan) any options held by such optionee or any shares of Holding Common Stock issued on exercise of any such options. The circumstances under which Holding may exercise this option generally include (i) the termination of the optionee’s employment or other relationship, (ii) the occurrence of a Change of Control, or (iii) Holding engages in a transaction (such as a merger or share exchange) whereby such optionee would receive securities and such optionee is not qualified as an “accredited investor” within the meaning of the Securities Act of 1933, as amended. Holding’s purchase option terminates on the consummation of a Public Offering. In addition to the foregoing, if an optionee’s employment or other relationship terminates as a result of the death of such optionee, the estate of such optionee or other person who inherits the right to exercise the option or the shares of Holding Common Stock issued on exercise of options granted under the 1998 Plan, shall be entitled to require Holding to purchase, for Fair Market Value, all or any portion of the optionee’s options or shares of Holding Common Stock issued on exercise of such options. A deceased optionee’s repurchase, or “put,” right may be exercised at any time prior to the first anniversary of the optionee’s death.
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
2000 Stock Option Plan
The Activant Solutions Holdings Inc. Second Amended and Restated 2000 Stock Option Plan for Key Employees, as amended (the “2000 Plan”), provides for the grant of options to key employees and eligible non-employees of Holding and its subsidiaries (including us) for the purchase of shares of Holding Common Stock.
The employees and non-employees eligible for options under the 2000 Plan are those persons who the Committee identifies as having a direct and significant effect on the performance or financial development of Holding and its subsidiaries. A total of 10,000,000 shares of Holding Common Stock are available in respect of options granted under the 2000 Plan, and the maximum number of shares that may be granted to any employee or eligible non-employee in respect of options granted under the 2000 Plan is 800,000. Generally, options granted under the 2000 Plan may not have a term in excess of ten years from the date the option is granted.
Although the Committee has discretion in determining the terms of any option, it is expected that options will generally vest and become exercisable over a four-year period from the grant date. One-fourth of the shares of Holding Common Stock underlying the stock option grant shall vest and become exercisable on the first anniversary of the date of grant; and an additional one-fourth of the shares of Holding Common Stock underlying the stock option grant shall vest and become exercisable on the second anniversary of the date of grant; and an additional one-fourth of the shares of Holding Common Stock underlying the stock option grant shall vest and become exercisable on the third anniversary of the date of grant; and the final one-fourth of the shares of Common Stock underlying the stock option grant shall vest and become exercisable on the fourth anniversary of the date of grant and remain exercisable until the stock option expires. Upon the occurrence of a Change of Control (as defined in the 2000 Plan) all options outstanding under the 2000 plan become exercisable. Both incentive stock options and nonqualified stock options may be granted under the 2000 Plan.
Holding has the right, under certain circumstances, to repurchase from any optionee at the Fair Market Value (as defined in the 2000 Plan) any options held by such optionee or any shares of Holding Common Stock issued on exercise of any such options. The circumstances under which Holding may exercise this option generally include (i) the termination of the optionee’s employment or other relationship or (ii) the occurrence of a Change of Control. Holding’s purchase option terminates on the consummation of a Public Offering. In addition to the foregoing, if an optionee’s employment or other relationship terminates as a result of the death of such optionee, the estate of such optionee or other person who inherits the right to exercise the option or the shares of Holding Common Stock issued on exercise of options granted under the 2000 Plan, shall be entitled to require Holding to purchase, for Fair Market Value, all or any portion of the optionee’s options or shares of Holding Common Stock issued on exercise of such options. A deceased optionee’s repurchase, or “put,” right may be exercised at any time within 180 days of the optionee’s death.
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
2001 Broad Based Stock Option Plan
The Activant Solutions Holdings Inc. 2001 Broad Based Stock Option Plan, as amended (the “2001 Plan”), provides for the grant of options to employees and eligible non-employees of Holding and its subsidiaries (including us) for the purchase of shares of Holding Common Stock.

The employees and non-employees eligible for options under the 2001 Plan are employees and employees of any direct or indirect subsidiary or parent corporation thereof now existing or hereafter formed or acquired who are responsible for continued growth. A total of 600,000 shares of Holding Common Stock are available in respect of options granted under the 2001 Plan, and the maximum number of shares that may be granted to any employee or eligible non-employee in respect of options granted under the 2001 Plan is 5,000. Generally, options granted under the 2001 Plan may not have a term in excess of ten years from the date the option is granted.
Although the Committee has discretion in determining the terms of any option, it is expected that options will generally vest over a five-year period from the grant date. One-fifth of the shares of Common Stock underlying the stock option grant shall vest on the first anniversary of the date of grant; an additional one-fifth of the shares of Common Stock underlying the stock option grant shall vest on the second anniversary of the date of grant; an additional one-fifth of the shares of Common Stock underlying the stock option grant shall vest on the third anniversary of the date of grant; an additional one-fifth of the shares of Common Stock underlying the stock option grant shall vest on the fourth anniversary of the date of grant; and the final one-fifth of the shares of Common Stock underlying the stock option grant shall vest on the fifth anniversary of the date of grant. The vesting of an option may be accelerated by the Committee at a rate not to exceed 13.3333% of the shares of Holding Common Stock subject to such option per year if the Company meets certain performance goals attributed to such option by the committee. Stock options issued under the 2001 Plan become exercisable upon the first to occur of six months following a qualified Public Offering, (as defined in the 2001 Plan), or on January 1, 2008. Notwithstanding the foregoing, in the event of a Public Offering, all options that were not exercisable at the time of the Public Offering will vest automatically on January 1, 2008. All options outstanding under the Plan shall automatically vest immediately prior to the consummation of a Change of Control (as defined in the 2001 Plan). All options outstanding under the 2001 plan also automatically vest immediately prior to the consummation of a change of control (as defined in the 2001 plan). Both incentive stock options and nonqualified stock options may be granted under the 2001 Plan.
If the options granted under the 2001 Plan become exercisable on January 1, 2008, Holding has the right, between July 1, 2008 and December 31, 2008, to repurchase from any optionee at the fair market value (as defined in the 2001 Plan) any options held by such optionee or any share of Holding common stock issued on exercise of any such options. Holding’s purchase option terminates on the consummation of a public offering.
If prior to January 1, 2008, Holding sells a related entity (as defined in the 2001 Plan) then the option held by each optionee who continues his or her employment with such related entity shall immediately terminate. If after January 1, 2008, Holding sells a related entity then, subject to certain provisions, the optionee who continues his or her employment with the related entity will have the right to exercise the vested portion of such optionee’s option within 30 days after the dated of such transaction.
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
Stock Option Bonus Plan
The Activant Solutions Holdings Inc. Amended and Restated Stock Option Bonus Plan (the “Stock Option Bonus Plan”) provides for a bonus payment in connection with a Change of Control, as defined by the Stock Option Bonus Plan, and serves to offset the dilution caused by the accretion of the Class A Common Stock of Holding. The Stock Option Bonus Plan terminates in accordance with its terms without any payment upon consummation of an initial public offering of Holding’s Common Stock.
Option Grants in Fiscal 2005
The following Named Executive Officers were granted options to purchase shares of Holding Common Stock during the year ended September 30, 2005.

	Individual Grants
	Number of	Percentage of			Potential Realizable Value at
	Securities	Total Options			Assumed Annual Rates of
	Underlying	Granted to			Stock Price Appreciation
	Options	Employees in	Exercise	Expiration	for Option Term(1)
Name	Granted	Fiscal Year	Price	Date	5%	10%
A. Laurence Jones	3,000,000	57.32%	$2.25	12/15/2014	$4,245,039	$10,757,762
Pervez Qureshi	500,000	9.56%	2.25	02/01/2015	707,507	1,792,960
Greg Petersen	400,000	7.65%	2.25	02/01/2015	566,005	1,434,369
Mary Beth Loesch	300,000	5.74%	2.25	02/01/2015	424,504	1,078,777
Bill Wilson	150,000	2.87%	2.25	02/01/2015	212,252	537,888

(1)	The dollar amounts set forth under these columns are the result of calculations at the five percent and ten percent assumed rates set by the Securities and Exchange Commission. These assumed annual rates of appreciation would result in a stock price in ten years of $3.67 and $5.84, respectively.
Aggregate Option Exercises in Fiscal Year 2005 and Fiscal Year-End Option Values
No options were exercised by the Named Executive Officers in fiscal 2005. The following table sets forth information concerning the fiscal year end number of unexercised options with respect to the Named Executive Officers as of September 30, 2005. As of such date, no established published trading market exists for Holding’s Common Stock.

	Number of Securities
	Underlying Unexercised
	Options at
	September 30, 2005
Name	Exercisable	Unexercisable
Michael A. Aviles	300,000	—
A. Laurence Jones	132,082	3,004,168
Pervez Qureshi	276,332	541,668
Greg Petersen	199,999	425,001
Mary Beth Loesch	—	300,000
Bill Wilson	210,999	160,001
Compensation Committee Interlocks and Insider Participation
Compensation decisions are made by our Board of Directors and the compensation committee. The compensation committee was composed of Mr. Brodsky, Mr. Furst and Mr. Jones until October 7, 2004 when Mr. Jones resigned from such committee. On November 5, 2004, the Board appointed Mr. Brodsky, Mr. Downie and Mr. Porter to serve on such committee. None of our executive officers has served as a member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director of our company or member of our compensation committee.
Mr. Brodsky is a partner and Mr. Downie is a principal of Hicks Muse, affiliates of which control approximately 99% of the outstanding common stock of Holding. Holding and us are parties to a financial advisory agreement, monitoring and oversight agreement and stockholders agreement with the Hicks Muse Investors. See “Certain Relationships and Related Transactions.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
All of our issued and outstanding shares of capital stock are held by Holding. The following table sets forth as of December 15, 2005, certain information regarding the beneficial ownership of the voting securities of Holding by each person who beneficially owns more than five percent of Holding Common Stock, and by the directors and certain executive officers of us and Holding, individually, and by the directors and executive officers of us and Holding as a group.

	Shares of		Shares of
	Holding Class A		Holding Common Stock
	Common Stock (1)
	Number of	Percent of	Number of		Percent of
Name and Address	Shares	Class	Shares		Class
Hicks Muse Parties (2)	25,000,000	100%	19,200,000		99.5%
C/o Hicks, Muse, Tate & Furst Incorporated 200 Crescent Court, Suite 1600 Dallas, Texas 75201
Peter S. Brodsky	—	—	—		—
Jack D. Furst (3)	—	—	—		—
Jason Downie	—	—	—		—
Greg Petersen	—	—	308,333	(4)	1.6%
Bill Wilson	—	—	251,833	(4)	1.3%
Mary Beth Loesch	—	—	75,000		0.4%
Pervez Qureshi	—	—	409,666	(4)	2.1%
A. Laurence Jones	—	—	905,416	(5)	4.5%
James R. Porter	—	—	132,082	(4)	0.7%
Robert Shaw	—	—	—		—
All executive officers and directors as a group (thirteen persons) This includes totals of other officers disclosed on chart who are not one of the “top 5” listed for separate disclosure	— (1)	—	2,448,245	(4) (6)	11.3%

(1)	The class A common stock is senior to the Holding Common Stock upon liquidation, but votes on an as-converted basis with the Holding Common Stock as a single class. The class A common stock is convertible, in whole or in part, into Holding Common Stock at a conversion price of $1.875 per share. Upon dissolution of Holding, holders of class A common stock are to receive the Stated Value (as defined) of their shares before any distribution to common stockholders. Once the holders of class A common stock receive the Stated Value (as defined), the remaining assets are distributed among the common stockholders pro rata. As long as the class A common stock is outstanding, there may be no dividends, stock splits, or other distributions declared or paid on the Holding Common Stock, as well as no redemptions or other repurchases.

(2)	Includes (i) shares owned of record by Hicks, Muse, Tate & Furst Equity Fund III, L.P. (“Fund III”), of which the ultimate general partner is Hicks, Muse Fund III Incorporated, an affiliate of Hicks Muse, and (ii) shares owned of record by HM3 Coinvestors, L.P. (together with Fund III, the “Hicks Muse Investors”), of which the ultimate general partner is Hicks, Muse Fund III Incorporated. Messrs. Thomas O. Hicks, John R. Muse and Jack D. Furst are members of a three-person committee which exercises voting and dispositive powers over the securities that are held by the Hicks Muse Investors. No single member of the committee has dispositive and/or voting power over the shares held by the Hicks Muse Investors. Mr. Hicks is a former partner, and Messrs. Muse and Furst are current partners, of Hicks Muse. As a result of the foregoing, each of Messrs. Hicks, Muse and Furst may be deemed to beneficially own all of a portion of the shares of common stock beneficially owned by the Hicks Muse Investors described above. Each of Messrs. Hicks, Muse, and Furst disclaims the existence of a group and disclaims beneficial ownership of shares of Holding Common Stock owned of record by him.

(3)	Mr. Furst is a partner of Hicks Muse and a member of a committee which exercises voting and dispositive powers over the shares of Holding Common Stock that are held by the Hicks Muse Investors. Accordingly, may be deemed to beneficially own all or a portion of the shares of Holding Common Stock beneficially owned by the Hicks Muse parties described above. Mr. Furst disclaims beneficial ownership of shares of Holding Common Stock not owned of record by him.

(4)	Represents shares of Holding Common Stock issuable upon the exercise of currently exercisable stock options.

(5)	Includes 20,000 shares owned of record and 895,416 shares of Holding Common stock issuable to Mr. Jones upon the exercise of currently exercisable stock options.

(6)	Includes 2,428,245 shares of Holding Common Stock issuable to directors and executive officers of the Company upon the exercise of currently exercisable stock options and warrants.

Item 13. Certain Relationships and Related Transactions.
Monitoring and Oversight Agreement
In February 1997, Holding and us entered into a ten-year agreement (the “Monitoring and Oversight Agreement”) with Hicks, Muse & Co. Partners, L.P., an affiliate of Hicks Muse (“Hicks Muse Partners”), pursuant to which Holding and us pay Hicks Muse Partners an annual fee payable quarterly for oversight and monitoring services to Holding and us. The annual fee is adjustable on January 1 of each calendar year to an amount equal to the (i) sum of (A) the fee in effect at the beginning of the immediately preceding calendar year plus (B) the aggregate amount of all Acquisition Increments (as defined) with respect to such immediately preceding calendar year, multiplied by (ii) the percentage increase in the Consumer Price Index during the immediately preceding calendar year, but in no event less than $350,000. Upon the acquisition by the Company or any of its subsidiaries of another entity or business, the fee is increased by an amount equal to 0.2% of the consolidated annual net sales of the acquired entity or business and its subsidiaries for the trailing twelve-month period.
Three of our directors, Jack D. Furst, Peter S. Brodsky and Jason Downie are each principals of Hicks Muse Partners. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to Holding or us under the Monitoring and Oversight Agreement. In addition, Holding and us have agreed to indemnify Hicks Muse Partners, its affiliates and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses, fees and disbursement of counsel related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the Monitoring and Oversight Agreement and not resulting primarily from the bad faith, gross negligence or willful misconduct of Hicks Muse Partners. The Monitoring and Oversight Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. In our opinion, the fees provided for under the Monitoring and Oversight Agreement reasonably reflect the benefits received and to be received by us, Holding and our subsidiaries. In fiscal 2005, Holding and us paid Hicks Muse Partners a fee of $393,500 for services under the Monitoring and Oversight Agreement.
Financial Advisory Agreement
In February 1997, Holding and us entered into a ten-year agreement (the “Financial Advisory Agreement”) with Hicks Muse Partners pursuant to which Hicks Muse Partners receives a fee equal to 1.5% of the “Transaction Value” (as defined) for each “Add-on Transaction” (as defined) in which Holding or us is involved. The term “Transaction Value” means the total value of the Add-on Transaction, including, without limitation, the aggregate amount of the funds required to complete the Add-on Transaction, including the amount of any indebtedness, preferred stock or similar items assumed (or remaining outstanding). The term “Add-on Transaction” means any respective subsidiaries, and any other person or entity, excluding, however, any acquisition that does not involve the use of (or any waiver or consent under) any debt equity financing and in which neither Hicks Muse Partners nor any other person or entity provides financial advisory investment on banking or similar services. In addition, Holding and us, jointly and severally, have agreed to indemnify Hicks Muse Partners, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the Financial Advisory Agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of Hicks Muse Partners. The Financial Advisory Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. In our opinion, the fees provided for under the Financial Advisory Agreement reasonably reflect the benefits received and to be received by Holding and the Company. In fiscal 2005, Holding and us paid Hicks Muse Partners a fee of $1.8 million for financial advisory services related to the Speedware acquisition and $3.2 million for the financial advisory services related to the Prophet 21 acquisition.
Stockholders Agreement
Hicks Muse and A. Laurence Jones are parties to a stockholders agreement dated as of May 26, 1999 (the “Stockholders Agreement”). The Stockholders Agreement, among other things, grants preemptive rights and certain registration rights to the parties thereto and contains provisions requiring the parties thereto to sell their shares of Holding Common Stock in connection with certain sales of Holding Common Stock by the HMC Group (as defined therein) and granting the parties thereto the right to include a portion of their shares of Holding Common Stock in certain sales in which other holders may engage. Pursuant to the Stockholders Agreement, the HMC Group is entitled to designate four individuals to the Board of Directors of Holding and the Company so long as the HMC Group owns at least ten percent of the voting capital stock of Holding or one individual so long as the HMC Group owns at least five percent but less than ten percent of the outstanding shares of the voting capital stock of Holding or one individual so long as the HMC Group owns at least five percent but less than ten percent of the outstanding shares of the voting capital stock of Holding. In addition, all parties to the Stockholders Agreement agreed to vote any shares that they may vote on any particular matter that comes before our stockholders as a separate class or series, on such matter as holders of a majority of the outstanding shares of Holding Common Stock voted thereon.

Item 14. Principal Accountant Fees and Services.
The Audit Committee of the Board of Directors has selected Ernst & Young LLP as registered independent public accounting firm to audit our consolidated financial statements for the 2006 fiscal year, which will end on September 30, 2006. Ernst & Young LLP currently serves as our registered independent public accounting firm. Fees paid to Ernst & Young for each of the last two fiscal years were as follows:

	Year Ended September 30,
(in thousands)	2004	2005
Audit fees (1)	$210,000	$486,500
Audit related fees (2)	469,375	149,000
Tax fees (3)	223,000	214,000
All other fees	—	—

Total	$902,375	$849,500

(1)	Audit fees include the annual audit and quarterly reviews of our financial statements, consultation on new accounting standards and current transactions and normal assistance with annual and periodic filings of our financial statements with the Securities and Exchange Commission.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”. These services primarily relate to the registration statement filings for financing activities and consultations concerning financial accounting and reporting standards.

(3)	Tax fees include assistance in the preparation of our federal, state and foreign income and franchise tax returns and in the periodic examinations thereof by regulatory authorities and consultation on the tax treatment for transactions.
All services provided by the registered independent public accounting firm have been pre-approved by the Audit Committee. Under the pre-approval policy, the Committee pre-approves by type and amount the services expected to be provided by the registered independent public accounting firm during the coming year. This pre-approval is done annually and is documented as an exhibit to the minutes of the Committee meeting. Any services to be provided by the registered independent public accounting firm that are not pre-approved as part of the annual process must be separately pre-approved by the Committee, including the related fees. The Committee must separately pre-approve any significant changes in scope or fees for any approved service. No pre-approval authority is delegated to management.
The types of services the Committee pre-approves annually are audit, audit-related and certain tax services. Audit services include the annual audit and quarterly reviews, statutory audits, and normal assistance with periodic SEC filings. Audit-related services include consultation on the application of proposed accounting standards and consultation on the accounting for proposed transactions. Tax services include assistance in the preparation of sale tax returns and consultation on related tax matters.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
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

	(3)	Exhibits:
EXHIBIT INDEX

Exhibit
No.	Description
3.1	—	Restated Certificate of Incorporation of Activant Solutions Inc. (1)

3.2	—	Certificate of Amendment of Certificate of Incorporation of Activant Solutions Inc. (1)

3.3	—	Certificate of Amendment of Certificate of Incorporation of Activant Solutions Inc. (11)

3.4	—	Amended and Restated Bylaws of Activant Solutions Inc. (2)

4.1	—	Indenture dated as of June 27, 2003, by and between Activant Solutions Inc. and Wells Fargo Bank Minnesota, N.A., as trustee, governing the 10 1/2 % senior notes due 2011 (9)

4.2	—	First Supplemental Indenture dated as of June 27, 2003, by and between Activant Solutions Inc. and Wells Fargo Bank Minnesota, N.A., as trustee governing the 10 1/2% senior notes due 2011 (19)

4.3	—	Second Supplemental Indenture dated as of September 13, 2005, among Activant Solutions Inc., Speedware Holdings, Inc., Speedware USA, Inc., Prophet 21, Inc., Prophet 21 Investment Corporation, Prophet 21 Canada, Inc., Prophet 21 New Jersey, Inc. SDI Merger Corporation, Distributor Information Systems Corporation, Trade Service Systems, Inc., Stanpak Systems, Inc., and Wells Fargo Bank, National Association, as trustee, governing the 10 1/2% senior notes due 2011 (22)

4.4	—	Third Supplemental Indenture dates as of September 23, 2005 among Activant Solutions Inc., SDI Merger Corporation and Wells Fargo Bank, National Association, as trustee, governing the 10 1/2% senior notes due 2011 (24)

4.5	—	Indenture dated as of march 30, 2005, by and among Activant Solutions and Wells Fargo Bank, N.A., as trustee, governing the floating rate senior notes due 2010 (17)

4.6	—	First Supplemental Indenture dated as of April 20, 2005, among Activant Solutions Inc., Prelude Systems, Inc., Enterprise Computer Systems, Inc. and Wells Fargo Bank, National Association, as trustee, governing the floating rate senior notes due 2010 (19)

4.7	—	Second Supplemental Indenture dated as of September 13, 2005, among Activant Solutions Inc., Speedware Holdings, Inc., Speedware USA, Inc., Prophet 21, Inc., Prophet 21 Investment Corporation, Prophet 21 Canada, Inc., Prophet 21 New Jersey, Inc., SDI Merger Corporation, Distributor Information Systems Corporation, Trade Service Systems, Inc., Stanpak Systmes, Inc. and Wells Fargo Bank, National Association, as trustee, governing the floating rate senior notes due 2010 (22)

4.8	—	Third Supplemental Indenture dates as of September 23, 2005, among Activant Solutions Inc., SDI Merger Corporation and Wells Fargo Bank, National Association, as trustee, governing the floating rate senior notes due 2010 (24)

4.9	—	Purchase Agreement dated as of March 10, 2005, by and between Activant Solutions Inc. and J.P. Morgan Securities Inc. relating to the sale of $120.0 million aggregate principal amount of floating rate senior notes due 2010 (17)

4.10	—	Exchange and Registration Rights Agreement dated as of March 30, 2005, by and among Activant Solutions Inc. the guarantors named therein and J.P. Morgan Securities Inc. relating to the sale of 120.0 million aggregate principal amount of floating rate senior notes due 2010 (17)

10.1	—	Loan and Security Agreement, dated as of January 1, 1997, between CCITRIAD Financial Holdings Corporation and Heller Financial, Inc. (1)

10.2	—	Amendment, dated March 31, 1999, among Activant Solutions Inc., Triad Systems Financial Corporation, CCITRIAD Financial Holdings Corporation, as Borrower, and Heller Financial Leasing, Inc. (3)

10.3	—	Master Loan and Security Agreement, dated as of June 1, 1998, between CCITRIAD Financial Holding Corporation and NationsCredit Commercial Corporation (the “NCC Agreement”) (4)

Exhibit
No.	Description
10.4	—	Amendment No. 1 to the NCC Agreement, dated as of September 28, 1999 (4)

10.5	—	Purchase Agreement, dated as of February 1, 1999, between Triad Systems Financial Corporation and Mellon US Leasing, A Division of Mellon Leasing Corporation (3)

10.6	—	Loan and Security Agreement, dated as of July 1, 1999, between CCITRIAD Financial Holding Corporation and IFC Credit Corporation(the “IFC Agreement”) (4)

10.7	—	First Amendment to the IFC Agreement, dated as of September 23, 1999 (4)

10.8	—	Agreement between the Industrial Development Authority and Triad Systems Ireland Limited, Triad Systems Corporation and Tridex Systems Limited (1)

10.9	—	Supplemental Agreement between the Industrial Development Authority and Triad Systems Ireland Limited, Triad Systems Corporation and Tridex Systems Limited (1)

10.10	—	Asset Purchse Agreement, dated as of November 20, 1997, between ADP Claims Solutions Group, Inc. and Activant Solutions Inc., dated as of November 20, 1997 (1)

10.11	—	Stockholders Agreement, dated as of May 26, 1999, among Activant Solutions Inc., Activant Solutions Holdings Inc. and the stockholders signatory thereto (4)

10.12	—	Monitoring and Oversight Agreement, dated as of February 27, 1997, among Activant Solutions Holdings Inc., Activant Solutions Inc., and Hicks, Muse & Co. Partners, L.P. (1)

10.13	—	Financial Advisory Agreement, dated as of February 27, 1997, among Activant Solutions Holdings Inc., Activant Solutions Inc., and Hicks, Muse & Co. Partners, L.P. (1)

10.14	—	Executive Employment dated July 1, 2002, among Activant Solutions Holdings Inc. and Michael A. Aviles (8)

10.15	—	Executive Employment Agreement dated August 22, 2001, between Activant Solutions Inc. and Greg Petersen (7)

10.16	—	Amendment to Executive Employment Agreement dated February 1, 2005, between Activant Solutions Inc. and Greg Petersen (15)

10.17	—	Executive Employment Agreement, dated between October 27, 1999 between Activant Solutions Inc. and Pervez Qureshi (10)

10.18	—	Amendment to Executive Employment Agreement, dated February 1, 2005 between Activant Solutions Inc. and Pervez Qureshi (15)

10.19	—	Executive Employment Agreement dated February 1, 2005, between Activant Solutions Inc. and Mary Beth Loesch (15)

10.20	—	Executive Employment Agreement dated December 15, 2004, among Activant Solutions Inc., Activant Solutions Holdings Inc. and A. Laurence Jones (14)

10.21	—	Stock Option Agreement dated December 15, 2004, between Activant Solutions Holdings Inc. and A. Laurence Jones (14)

10.22	—	Activant Solutions Holdings Inc. 1998 Stock Option Plan, as amended (3)

10.23	—	First Amendment to Activant Solutions Holdings Inc. 1998 Stock Option Plan (12)

10.24	—	Form of Non Qualified Stock Option Agreement for Eligible Employees (2)

10.25	—	2001 Broad-Based Stock Option Plan (5)

10.26	—	First Amendment to 2001 Broad-Based Stock Option Plan (12)

10.27	—	Second Amended and Restated 2000 Stock Option Plan for Key Employees (14)

10.28	—	Second Amended and Restated Stock Option Bonus Plan (12)

10.29	—	First Amendment to Second Amended and Restated Stock Option Bonus Plan (12)

10.30	—	Fourth Amended and Restated Credit Agreement, dated as of September 13, 2005, by and among Activant Solutions Holdings Inc., Activant Solutions Inc., the lenders party thereto and JP Morgan Chase Bank, as administrative agent (22)

10.31	—	Senior Bridge Loan Agreement, dated as of September 13, 2005, among Activant Solutions Holdings Inc., Activant Solutions Inc., Deutsche Bank AG Cayman Islands Branch, JP Morgan Chase Bank, N.A., Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and the several lenders from time to time party thereto (22)

10.32	—	Stock Purchase Agreement, dated as of June 27, 2003, among Activant Solutions Inc., Hicks, Muse, Tate & Furst Equity Fund III, L.P. and HM3 Coinvestors, L.P. (9)

10.33	—	Indemnification Agreement dated February 17, 2003, among Activant Solutions Holdings Inc., Activant Solutions Inc. and Michael Aviles (10)

10.34	—	Indemnification Agreement dated February 19, 2003, among Activant Solutions Holdings Inc., Activant Solutions Inc and A. Laurence Jones (10)

10.35	—	Indemnification Agreement dated February 14, 2003, among Activant Solutions Holdings Inc., Activant Solutions Inc. and Greg Petersen (10)

10.36	—	(Indemnification Agreement dated March 3, 2003, among Activant Solutions Holdings Inc., Activant Solutions Inc. and James R. Porter (10)

10.37	—	Indemnification Agreement dated February 14, 2003, among Activant Solutions Holdings Inc., Activant Solutions Inc. and Richard Rew II (10)

10.38	—	Indemnification Agreement dated February 14, 2003, among Activant Solutions Holdings Inc., Activant Solutions Inc. and Christopher Speltz(10)

Exhibit
No.	Description
10.39	—	Indemnification Agreement dated June 1, 2004, among Activant Solutions Holdings Inc., Activant Solutions Inc. and Pervez Qureshi (13)

10.40	—	Indemnification Agreement dated February 1, 2005, among Activant Solutions Holdings Inc., Activant Solutions Inc. and Mary Beth Loesch (15)

10.41	—	Activant Executive Severance Plan (15)

10.42	—	Amended and Restated Activant Severance Plan for Select Employees (13)

10.43	—	Form of Incentive Stock Option Agreement (with 280G provision) to Plan (15)

10.44	—	Form of Incentive Stock Option Agreement (without 280G provision) to Plan (15)

10.45	—	Form of Non-Qualified Stock Option Agreement to 2000 Stock Option Plan (15)

10.46	—	Support Agreement dated January 24, 2005, among Activant Solutions Inc., Activant Solutions Acquisitionco Ltd. And Speedware Corporation Inc. (16)

10.47	—	Lock up Agreement dated January 24, 2005 among Activant Solutions Inc., Activant Solutions Inc., Acquisitionco Ltd. And certain shareholders of Speedware Corporation Inc. (16)

10.48	—	Agreement and Plan of Merger dated as of August 15, 2005, among Activant Solutions Inc., P21 Merger Corporation, Prophet 21, Inc. and Thoma Cressey Equity Partners, LLC (21)

10.49	—	Indemnity agreement dated July 28, 2005 among Activant Solutions Holdings Inc., Activant Solutions Inc. and Robert Shaw (23)

10.50	—	Indemnity agreement dated July 28, 2005 among Activant Solutions Holdings Inc., Activant Solutions Inc. and Bill Wilson†

10.51	—	Indemnity agreement dated July 28, 2005 among Activant Solutions Holdings Inc., Activant Solutions Inc. and Steve McLaughlin†

10.52	—	Executive employment agreement dated February 14, 2005 between Activant Solutions Inc. and Bill Wilson†

10.53	—	Stock Repurchase, Separation Agreement and General Release dated November 23, 2005, among Activant Solutions Holdings Inc., Activant Solutions Inc. and Michael Aviles (25)

14.1	—	Activant Solutions Inc. Code of Ethics for Senior Financial Management (10)

21.1	—	Subsidiaries†

31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by A. Laurence Jones†

31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Greg Petersen†

32.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by A. Laurence Jones†

32.2	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Greg Petersen†

†	Filed herewith.

(1)	Incorporated by reference to the Activant Solutions Inc.’s Registration Statement on Form S-1 (File No. 333-49389) filed on April 3, 1998.

(2)	Incorporated by reference to the Activant Solutions Inc.’s Annual Report on Form 10-K for the year ended September 30, 1998

(File No. 333-49389).

(3)	Incorporated by reference to the Activant Solutions Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 1999

(File No. 333-49389).

(4)	Incorporated by reference to the Activant Solutions Inc.’s Annual Report on Form 10-K for the year ended September 30, 1999

(File No. 333-49389).

(5)	Incorporated by reference to the Activant Solutions Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2001.

(6)	Incorporated by reference to the Activant Solutions Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001.

(7)	Incorporated by reference to the Activant Solutions Inc.’s Annual Report on Form 10-K for the year ended September 30, 2001.

(8)	Incorporated by reference to the Activant Solutions Inc.’s Annual Report on Form 10-K for the year ended September 30, 2002.

(9)	Incorporated by reference to the Activant Solutions Inc.’s Report on Form 8-K dated July 2, 2003.

(10)	Incorporated by reference to the Activant Solutions Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003.

(11)	Incorporated by reference to the Activant Solutions Inc.’s Report on Form 8-K dated October 14, 2003.

(12)	Incorporated by reference to Activant Solutions Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2004.

(13)	Incorporated by reference to Activant Solutions Inc.’s Quarterly Report or Form 10-Q for the three months ended June 30, 2004.

(14)	Incorporated by reference to Activant Solutions Inc.’s Annual Report on Form 10-K for the year ended September 30, 2004.

(15)	Incorporated by reference to Activant Solutions Inc.’s Report on Form 8-K dated February 7, 2005.

(16)	Incorporated by reference to Activant Solutions Inc.’s Report on Form 8-K dated January 24, 2005

(17)	Incorporated by reference to Activant Solutions Inc.’s Report on Form 8-K dated March 30, 2005

(18)	Incorporated by reference to Activant Solutions Inc.’s Report on Form 8-K dated March 31, 2005

(19)	Incorporated by reference to Activant Solutions Inc.’s Report on Form 8-K dated April 22, 2005

(20)	Incorporated by reference to Activant Solutions Inc.’s Registration Statement on Form S-1 (File No. 333-125438) filed on June 2, 2005.

(21)	Incorporated by reference to Activant Solutions Inc.’s Report on Form 8K dated August 17, 2005.

(22)	Incorporated by reference to Activant Solutions Inc.’s Report on Form 8K dated September 19, 2005.

(23)	Incorporated by reference to Activant Solutions Inc.’s Report on Form 10-Q for the nine months ended June 30, 2005.

(24)	Incorporated by reference to Activant Solutions Inc.’s Report on Form 8-K dated September 29, 2005.

(25)	Incorporated by reference to Activant Solutions Inc.’s Report on Form 8-K dated November 29, 2005.

ACTIVANT SOLUTIONS INC.
Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period
		(in thousands)
Year ended September 30, 2003:
Allowance for doubtful accounts	$6,751	$8,057	$7,060	$7,748
Inventory valuation	1,113	386	551	948
Year ended September 30, 2004:
Allowance for doubtful accounts	$7,748	$3,019	$5,128	$5,639
Inventory valuation	948	399	627	720
Year ended September 30, 2005:
Allowance for doubtful accounts	$5,639	$2,146	$2,577	$5,208
Inventory valuation	720	797	838	679

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of December 2005.

Activant Solutions Inc.
By:	/s/ GREG PETERSEN
Greg Petersen
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ A. LAURENCE JONES	President, Chief Executive Officer and Director	December 22, 2005
A. Laurence Jones	(Principal Executive Officer)

/s/ GREG PETERSEN	Executive Vice President and Chief Financial Officer	December 22, 2005
Greg Petersen	(Principal Accounting and Financial Officer)

/s/ PETER BRODSKY	Director	December 22, 2005
Peter Brodsky

/s/ JASON DOWNIE	Director	December 22, 2005
Jason Downie

/s/ JACK D. FURST	Director	December 22, 2005
Jack D. Furst

/s/ JAMES R. PORTER	Director	December 22, 2005
James R. Porter

/s/ ROBERT SHAW	Director	December 22, 2005
Robert Shaw