Form 10-Q
period 2005-12-31
ACTIVANT SOLUTIONS INC /DE/
filed 2006-02-10
CIK 1059103

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005

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
(512) 328-2300
(Registrant’s telephone number,
including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.(Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 10, 2006

Common Stock	1,000 shares

ACTIVANT SOLUTIONS INC.

INDEX

FORWARD-LOOKING STATEMENTS
INFORMATION SET FORTH IN THIS QUARTERLY REPORT ON FORM 10-Q REGARDING EXPECTED OR POSSIBLE FUTURE EVENTS, INCLUDING STATEMENTS OF THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE GROWTH, OPERATIONS, PRODUCTS AND SERVICES AND STATEMENTS RELATING TO FUTURE ECONOMIC PERFORMANCE, IS FORWARD-LOOKING AND SUBJECT TO RISKS AND UNCERTAINTIES. FOR THOSE STATEMENTS, WE CLAIM THE PROTECTION OF THE SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS PROVIDED FOR BY SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON ESTIMATES AND ASSUMPTIONS MADE BY OUR MANAGEMENT, WHICH, ALTHOUGH BELIEVED TO BE REASONABLE, ARE INHERENTLY UNCERTAIN. THEREFORE, UNDUE RELIANCE SHOULD NOT BE PLACED UPON SUCH ESTIMATES AND STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH ESTIMATES OR STATEMENTS WILL BE REALIZED, AND IT IS LIKELY THAT ACTUAL RESULTS WILL DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE THE FOLLOWING:
•	LOSS OR OBSOLESCENCE OF THE PROPRIETARY TECHNOLOGY ON WHICH WE DEPEND;

•	CHANGES IN THE MARKETS IN WHICH WE COMPETE INCLUDING THE MANNER IN WHICH AUTO PARTS OR HARDWARE, LUMBER AND BUILDING MATERIALS ARE SOURCED, SOLD, DISTRIBUTED OR INVENTORIED, AND CHANGES IN ECONOMIC CONDITIONS IN THESE MARKETS GENERALLY;

•	CLAIMS BY THIRD PARTIES THAT WE ARE INFRINGING ON THEIR INTELLECTUAL PROPERTY RIGHTS;

•	LOSS OF OUR EXECUTIVE OFFICERS AND OTHER KEY PERSONNEL;

•	INCREASED COMPETITION OR FAILURE TO EFFECTIVELY COMPETE;

•	LOSS OF KEY CUSTOMERS OR INCREASE IN ATTRITION RATES WITH RESPECT TO REVENUE WHICH MANAGEMENT VIEWS AS RECURRING;

•	MANUFACTURING DEFECTS OR ERRORS IN OUR SOFTWARE OR DATABASES;

•	PROLONGED UNFAVORABLE GENERAL ECONOMIC AND MARKET CONDITIONS;

•	FAILURE TO RECOUP THE COST OF INVESTMENT IN NEW BUSINESSES INTO WHICH WE MAY EXPAND;

•	INCREASES IN OUR COST OF BORROWINGS OR UNAVAILABILITY OF ADDITIONAL DEBT OR EQUITY CAPITAL, AND

•	OUR INABILITY TO INTEGRATE PROPHET 21 AND SPEEDWARE CORPORATION, INC. INTO OUR OPERATIONS.
MANY OF SUCH FACTORS WILL BE BEYOND THE CONTROL OF US AND OUR MANAGEMENT. IN ADDITION, OTHER FACTORS THAT COULD AFFECT OUR FUTURE RESULTS AND COULD CAUSE THOSE RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS THAT ARE DISCUSSED AT GREATER LENGTH UNDER “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND UNDER “RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2005. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS SHOULD NOT BE CONSTRUED AS EXHAUSTIVE, AND WE DO NOT UNDERTAKE, AND SPECIFICALLY DISCLAIM ANY OBLIGATION TO UPDATE, ANY FORWARD-LOOKING STATEMENTS TO REFLECT OCCURRENCES OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

\

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ACTIVANT SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2005	2005
		(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$10,952	$11,735
Trade accounts receivable, net of allowance for doubtful accounts of $5,208 and $5,298 at September 30, 2005 and December 31, 2005, respectively	54,913	61,749
Inventories, net	4,103	4,649
Deferred income taxes	4,832	5,106
Prepaid income taxes	361	820
Prepaid expenses and other current assets	5,983	5,749

Total current assets	81,144	89,808

Property and equipment, net	8,627	8,482
Capitalized computer software costs, net	3,865	3,886
Databases, net	4,975	4,886
Goodwill	343,963	344,006
Intangible assets, net	114,804	111,079
Deferred financing costs	12,756	13,659
Other assets	4,490	3,900

Total assets	$5 74,624	$5 79,706

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Current liabilities:
Accounts payable	$16,076	$16,291
Payroll related accruals	16,261	16,721
Deferred revenue	34,179	32,642
Short-term debt	149	6,085
Accrued expenses and other current liabilities	17,775	12,386

Total current liabilities	84,440	84,125

Long-term debt, net of discount	415,328	420,392
Deferred tax liabilities	35,183	35,183
Other liabilities	6,805	6,342

Total liabilities	541,756	546,042

Commitments and contingencies	—	—

Stockholder’s equity:
Common Stock:
Par value $0.01, authorized, issued and outstanding, 1,000 shares at September 30, 2005 and December 31, 2005	—	—
Additional paid-in capital	121,554	118,210
Retained deficit	(89,136)	(84,838)
Other accumulated comprehensive income:
Cumulative translation adjustment	450	292

Total stockholder’s deficit	32,868	33,664

Total liabilities and stockholder’s deficit	$574,624	$579,706

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended
	December 31,
	2004	2005
Revenues:
Systems	$25,175	$40,923
Services	35,764	57,208

Total revenues	60,939	98,131
Cost of revenues:
Systems	14,800	20,880
Services	13,972	21,300

Total cost of revenues	28,772	42,180

Gross profit	32,167	55,951
Operating expenses:
Sales and marketing	8,510	12,887
Product development	4,070	9,542
General and administrative	7,189	10,470
Amortization of purchased intangible assets	197	3,725

Total operating expenses	19,966	36,624

Operating income	12,201	19,327
Interest expense	(4,421)	(11,785)
Write-off of prior debt issuance costs	—	(1,206)
Other income, net	448	614

Income before income taxes	8,228	6,950
Income tax expense	3,184	2,652

Net income	$5,044	$4,298

Comprehensive income:
Net income	$5,044	$4,298
Foreign currency translation adjustment	456	(158)

Comprehensive income	$5,500	$4,140

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	December 31,
	2004	2005
OPERATING ACTIVITIES
Net income	$5,044	$4,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,314	1,506
Amortization of intangible assets	2,071	5,261
Amortization of deferred issuance costs	203	596
Write-off of prior debt issuance costs	—	1,206
Provision for doubtful accounts	682	599
Other, net	450	(32)
Changes in assets and liabilities:
Trade accounts receivable	(2,924)	(8,335)
Inventories	(650)	(546)
Prepaid expenses and other assets	3,416	(225)
Accounts payable	(602)	215
Deferred revenue	1,032	(1,537)
Accrued expenses and other liabilities	(7,337)	(5,392)

Net cash provided by (used in) operating activities	2,699	(2,386)

INVESTING ACTIVITIES
Purchase of property and equipment	(510)	(1,412)
Capitalized computer software costs and databases	(1,205)	(1,468)
Purchase price adjustments	—	508
Proceeds from disposition of equity interest	—	679

Net cash used in investing activities	(1,715)	(1,693)

FINANCING ACTIVITIES
Proceeds from long-term debt	—	145,000
Repayment of senior unsecured bridge loan		(140,000)
Proceeds from credit facility	—	6,000
Payment on long-term debt	(74)	(64)
Dividends to parent	—	(3,369)
Debt issuance costs	—	(2,705)

Net cash provided by (used in) financing activities	(74)	4,862

Net change in cash and cash equivalents	910	783
Cash and cash equivalents, beginning of period	32,065	10,952

Cash and cash equivalents, end of period	$32,975	$11,735

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$8,244	$17,350

Income taxes	$—	$768

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(UNAUDITED)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Activant Solutions Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at December 31, 2005, final amounts may differ from these estimates.
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended September 30, 2005 included in our Annual Report to Shareholders on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years.
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
Speedware Corporation Inc.: In March and April 2005, we acquired all of the common stock of Speedware Corporation Inc. (“Speedware”). We paid $100.8 million in cash for 100% of Speedware’s common stock. Acquired intangible assets consist primarily of customer contracts, customer lists and acquired technology with a weighted average estimated useful life of seven years. The amortization expense related to the acquired intangible assets is approximately $4.0 million per annum.
Prophet 21, Inc.: In September 2005, we acquired all of the common stock of Prophet 21, Inc. (“Prophet 21”). We paid $217.7 million in cash for 100% of Prophet 21’s common stock. Acquired intangible assets consist primarily of customer contracts, customer lists and acquired technology with a weighted average estimated useful life of eight years. The amortization expense related to the acquired intangible assets is approximately $9.2 million per annum.
The Systems House: In May 2005, we acquired substantially all of the assets of The Systems House, Inc. for a total purchase price of $2.6 million. We allocated $2.5 million of the purchase price to goodwill.
Pro forma results (unaudited)
Our results of operations include results of Speedware commencing after the consummation of the Speedware acquisition on March 30, 2005 and results of Prophet 21 commencing after the consummation of the Prophet 21 acquisition on September 13, 2005. Accordingly, our results of operations for the three months ended December 31, 2005 and December 31, 2004 are not directly comparable.

The following table presents the unaudited pro forma combined results of our operations with Speedware and Prophet 21 for the three months ended December 31, 2004, after giving effect to certain pro forma adjustments primarily related to the amortization of acquired intangible assets and interest expense. These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisition actually occurred on the first day of the respective period or of future results of operations of the consolidated entities.

	Three Months Ended December 31,
	2004	2005
(in thousands)	(pro forma)	(actual)
Total revenues	$93,352	$98,131
Total cost of revenues	39,545	42,180

Gross profit	53,807	55,951
Total operating expenses	33,077	32,899
Amortization of purchased intangibles	3,726	3,725

Operating income	17,004	19,327
Interest expense	(11,343)	(11,785)
Other income (expense), net	436	(592)

Income before taxes	6,097	6,950
Income tax expense	2,629	2,652

Net income	$3,468	$4,298

3. DEBT
Our long-term debt consists of the following:

(in thousands)	September 30, 2005	December 31, 2005

10 1/2 % senior notes due 2011, net of discount	$155,328	$155,392
Floating rate senior notes due 2010	120,000	265,000
Senior unsecured bridge loan	140,000	—
Revolving credit facility	—	6,000
Other	149	85

Total debt	415,477	426,477
Current portion	(149)	(6,085)

Long-term debt	$415,328	$420,392

On October 17, 2005, we completed a private placement of $145.0 million aggregate principal amount of senior floating rate notes due 2010. The notes bear interest at LIBOR plus 6.0% and are our general, unsecured obligations, subject to the terms and conditions contained in an Indenture, dated March 30, 2005, between us, certain of our subsidiary guarantors and Wells Fargo Bank, National Association. The proceeds of the private placement were used to repay the $140.0 million outstanding senior unsecured bridge loan that we used to acquire Prophet 21, and to pay related transaction fees and expenses. On October 25, 2005, we filed a registration statement with respect to an offer to exchange our senior floating rate notes for other freely tradable notes that are registered with the Securities and Exchange Commission and that have substantially identical terms as the senior floating rate notes.
In September 2005, we amended and restated our credit agreement and entered into a new $20.0 million senior revolving credit facility (the “Amended and Restated Credit Agreement”). In December 2005, we borrowed $6.0 million on the revolving credit facility. The current interest rate is 7.25%. The terms of the Amended and Restated Credit Agreement restrict certain activities, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures, and transactions with affiliates. We must also meet certain tests relating to financial amounts and ratios defined in the Amended and Restated Credit Agreement. As of December 31, 2005, we were in compliance with the covenants contained in the Amended and Restated Credit Agreement.

Effective October 31, 2005, we entered into a two year interest rate swap, for a notional amount of $100 million, to achieve a more equal mix of fixed and floating rate debt. The interest rate swap effectively converts $100 million of floating rate debt to fixed rate debt by fixing the three month London Interbank Offered Rates we pay at 4.72%. As a result of the interest rate swap, and during the two year term of the swap, the interest rate on $100 million of our floating rate debt is effectively fixed at 10.72%. We account for the swap as a derivative financial instrument, thus the change in the fair value of the swap for the period is recorded into earnings as other income. For the three months ending December 31, 2005, we recognized a gain of $115,000.
4. INCOME TAXES
We recorded income tax expense for the three months ended December 31, 2005 at an effective rate of 38.2%, which is based on our anticipated results for the full fiscal year. Our income tax expense differs from the amount computed by applying the statutory rate to income before income taxes due to the impact of permanent differences, such as meals and entertainment expense.
5. COMMON STOCK OPTION PLAN
During the quarter ended December 31, 2005, Activant Solutions Holdings Inc. (“Holding”), our parent company, approved the grant of 385,000 options under the Activant Solutions Holdings, Inc. 2000 stock option plan, as amended, to certain of our employees at an exercise price of $3.80 per share.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This revised standard addresses the accounting for stock-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged.
We adopted SFAS 123R in the quarter ended December 31, 2005 using the prospective adoption option. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. We recorded a charge of $25,000 in the quarter ended December 31, 2005.
The weighted average estimated grant date fair value, as defined by SFAS 123R, for options granted under the our stock option plans during the first three months of fiscal year 2006 was $1.51 per share. The fair value of each award granted from our stock option plans during the three months ended December 31, 2005 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions.

Risk-free interest rate	4.4%
Weighted-average expected life of the options	6.52	years
Dividend rate	0%
Assumed volatility	50%
Turnover	6.52%

6. SEGMENT REPORTING
Commencing in the second quarter of 2005, we have organized our business around our products and services (“Segments”) as follows:
•	Systems, which is comprised primarily of proprietary software applications, third-party hardware and peripherals and implementation and training;

•	Product Support, which is comprised of daily operating support through our advice line, software updates, preventive and remedial on-site maintenance and depot repair services;

•	Content and Data Services, which is comprised primarily of databases, exchanges and other information services, including our electronic catalog in the automotive parts aftermarket, and

•	Other Services, which is comprised primarily of business products, such as forms and other paper products.
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
The following tables set forth, for the periods indicated, our revenues, cost of revenues, gross profit and gross profit as a percentage of revenue by Segment:

	Three months ended December 31, 2004
		Product	Content &	Other
(in thousands)	Systems	Support	Data Services	Services	Total
Revenues	$25,175	$19,908	$14,445	$1,411	$60,939
Cost of Revenues	14,800	9,149	3,896	927	28,772

Gross Profit	$10,375	$10,759	$10,549	$484	$32,167

Gross Profit as a Percentage of Revenues	41.2%	54.0%	73.0%	34.3%	52.8%

	Three months ended December 31, 2005
		Product	Content &	Other
	Systems	Support	Data Services	Services	Total
Revenues	$40,923	$39,334	$15,976	$1,898	$98,131
Cost of Revenues	20,880	15,679	4,314	1,307	42,180

Gross Profit	$20,043	$23,655	$11,662	$591	$55,951

Gross Profit as a Percentage of Revenues	49.0%	60.1%	73.0%	31.1%	57.0%
We derive our revenues primarily from customers that operate in three vertical markets — hardlines and lumber, wholesale distribution and the automotive parts aftermarket (“Auto”) — and from our productivity tools business.
•	The hardlines and lumber vertical market consists of independent hardware retailers, home improvement centers, paint, glass and wallpaper stores, farm supply stores, retail nurseries and gardens, and independent lumber and building material yards.
•	The wholesale distribution vertical market includes distributors of a range of products including electrical supply, medical supply, plumbing, heating and air conditioning, brick, stone and related materials, roofing, siding, insulation, industrial machinery and equipment, industrial supplies and service establishment equipment.

•	Auto consists of businesses engaged in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks.
•	The productivity tools business, which primarily consists of software migration and application development tools, was acquired as a part of our acquisition of Speedware.
The following tables set forth, for the periods indicated, our revenue by vertical market within each Segment.

	Three months ended December 31,
(in thousands)	2004	2005
Systems Revenues:
Hardlines and Lumber	$20,883	$22,824
Auto	3,420	4,225
Wholesale Distribution	872	12,406
Productivity Tools	—	1,468

Total Systems Revenues	$25,175	$40,923

Product Support Revenues:
Hardlines and Lumber	$10,378	$15,661
Auto	9,099	7,860
Wholesale Distribution	431	13,931
Productivity Tools	—	1,882

Total Product Support Revenues	$19,908	$39,334

Content and Data Services Revenues:
Hardlines and Lumber	$1,251	$1,459
Auto	12,680	12,416
Wholesale Distribution	514	2,101
Productivity Tools	—	—

Total Content and Data Services Revenues	$14,445	$15,976

Other Revenues:
Hardlines and Lumber	$1,330	$1,729
Auto	—	129
Wholesale Distribution	81	40
Productivity Tools	—	—

Total Other Revenues	$1,411	$1,898

Total Revenues:
Hardlines and Lumber	$33,842	$41,673
Auto	25,199	24,630
Wholesale Distribution	1,898	28,478
Productivity Tools	—	3,350

Total Revenues	$60,939	$98,131

Geographic segments
A breakdown by geographic area of revenues and total assets is shown below. The Americas geographic area covers the United States and Canada. The Europe geographic area covers the United Kingdom, Ireland and France.

(in thousands)	Three months ended December 31,
	2004	2005

Revenues:
Americas	$59,202	$96,448
Europe	1,737	1,683

Total revenues	$60,939	$98,131

	September 30, 2005	December 31, 2005
Assets:
Americas	$572,104	$577,208
Europe	2,520	2,498

Total assets	$574,624	$579,706

7. RELATED PARTY TRANSACTIONS
On November 23, 2005, Activant Solutions Holdings Inc. (“Holding”), our parent company, and us entered into a Stock Repurchase, Separation Agreement and General Release with Michael Aviles, our former President, Chief Executive Officer and Chairman of our Board of Directors. The agreement with Mr.Aviles provides for a payment to him of $1,634,744 in cash in consideration for the following: (i) the cancellation of currently exercisable options held by Mr. Aviles to purchase 300,000 shares of Holding Common Stock; (ii) a general release by Mr. Aviles in favor of Holding, certain affiliates of Holding and us; (iii) a waiver by Mr. Aviles relating to any rights or claims arising under the Age Discrimination in Employment Act of 1967; and (iv) the remaining severance payments and COBRA benefit payments due to Mr. Aviles pursuant to the Executive Employment Agreement among Holding, us and Mr. Aviles. The cash consideration paid to Mr. Aviles pursuant to the agreement is net of the exercise price payable by Mr. Aviles in respect of his stock options. In addition, the agreement provides for a general release of Mr. Aviles by Holding, us and certain affiliates of Holding and us. Pursuant to the agreement, we also reaffirmed our obligation under the employment agreement with Mr. Aviles to indemnify him and include him as an additional insured on our directors’ and officers’ liability insurance policy. All expenses related to the agreement were recorded in fiscal year 2005. In the first quarter of fiscal year 2006, we provided $0.8 million to Holding in the form of a dividend to repurchase the shares of Holding Common Stock, net of the exercise price, from Mr. Aviles.
In December 2005, we paid a dividend to Holding of $2.6 million. These funds were used to pay interest on Holding’s $40.0 million senior unsecured bridge loan and for financing fees related to Holding’s private placement of $40.0 million aggregate principal amount of senior floating rates due 2011 which refinanced and repaid the $40 million Holding senior unsecured bridge loan. We are not an obligor or guarantor on Holding’s $40.0 million senior floating rates due 2011.

8. GUARANTOR CONSOLIDATION
The Senior Notes and the Floating Rate Notes are guaranteed by our existing, wholly-owned domestic subsidiaries Triad Systems Financial Corporation, Triad Data Corporation, CCI/TRIAD Gem, Inc., Triad Systems Corporation, Speedware USA Inc., Prelude Systems Inc., Enterprise Computing Inc., Prophet 21 Inc. Speedware Holdings Inc., Prophet 21 Investment Corp., Prohpet 21 Canada, Inc., Prophet 21 New Jersey, Inc., SDI Merger Corp., Distributor Information Systems Corp., Trade Services Systems, Inc., STANPak Systems, Inc. and CCI/ARD, Inc. Our other subsidiaries (the “Non-Guarantors”) are not guarantors of the Senior Notes and the Floating Rate Notes. The following tables set forth consolidating financial information of the Guarantors and Non-Guarantors for the balance sheets as of September 30, 2005 and December 31, 2005, the statements of operations for the three months ended December 31, 2005 and 2004 and the statements of cash flows for the three months ended December 31, 2005 and 2004.
Consolidating Balance Sheet as of December 31, 2005

(in thousands)	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6,510	$3,932	$1,293	$—	$11,735
Trade accounts receivable, net of allowance for doubtful accounts	46,056	11,520	4,173	—	61,749
Inventories, net	3,868	680	101	—	4,649
Prepaid expenses and other current assets	5,750	4,246	1,679	—	11,675

Total current assets	62,184	20,378	7,246	—	89,808

Property and equipment, net	5,404	2,460	618	—	8,482
Capitalized computer software costs and databases, net	8,772	—	—	—	8,772
Goodwill	344,006	—	—	—	344,006
Intangible assets, net	106,700	—	4,379	—	111,079
Investments in subsidiaries	34,550	6,313	2,792	(43,655)	—
Deferred financing costs	13,659	—	—	—	13,659
Other assets	3,726	147	27	—	3,900

Total assets	$579,001	$29,298	$15,062	$(43,655)	$579,706

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$11,056	$4,384	$851	$—	$16,291
Intercompany payables (receivables)	82,105	(83,602)	1,497	—	—
Payroll related accruals	11,611	4,235	875	—	16,721
Deferred revenue	24,493	4,150	3,999	—	32,642
Short-term debt	6,000	85	—	—	6,085
Accrued expenses and other current liabilities	5,869	5,364	1,153	—	12,386

Total current liabilities	141,134	(65,384)	8,375	—	84,125

Long-term debt, net of discount	420,392	—	—	—	420,392
Deferred tax liabilities and other liabilities	33,739	8,219	(433)	—	41,525

Total liabilities	595,265	(57,165)	7,942	—	546,042

Total stockholder’s equity (deficit)	(16,264)	86,463	7,120	(43,655)	33,664

Total liabilities and stockholder’s equity (deficit)	$579,001	$29,298	$15,062	$(43,655)	$579,706

Consolidating Balance Sheet as of September 30, 2005

(in thousands)	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5,800	$3,943	$1,209	$—	$10,952
Trade accounts receivable, net of allowance for doubtful accounts	35,199	15,321	4,393	—	54,913
Inventories, net	3,213	820	70	—	4,103
Prepaid expenses and other current assets	5,504	4,136	1,536	—	11,176

Total current assets	49,716	24,220	7,208	—	81,144

Property and equipment, net	5,277	2,702	648	—	8,627
Capitalized computer software costs and database, net	8,840	—	—	—	8,840
Goodwill	343,963	—	—	—	343,963
Intangible assets, net	110,218	—	4,586	—	114,804
Investments in subsidiaries	33,907	6,807	2,832	(43,546)	—
Deferred financing costs	12,756	—	—	—	12,756
Other assets	4,322	137	31	—	4,490

Total assets	$568,999	$33,866	$15,305	$(43,546)	$574,624

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$10,299	$4,790	$987	$—	$16,076
Intercompany payables (receivables)	71,606	(73,571)	1,965	—	—
Payroll related accruals	11,222	4,071	968	—	16,261
Deferred revenue	19,734	10,552	3,893	—	34,179
Short-term debt	—	149	—	—	149
Accrued expenses and other current liabilities	11,296	5,887	592	—	17,775

Total current liabilities	124,157	(48,122)	8,405	—	84,440

Long-term debt, net of discount	415,328	—	—	—	415,328
Deferred tax liabilities and other liabilities	34,091	8,329	(432)	—	41,988

Total liabilities	573,576	(39,793)	7,973	—	541,756

Total stockholder’s equity (deficit)	(4,577)	73,659	7,332	(43,546)	32,868

Total liabilities and stockholder’s equity (deficit)	$568,999	$33,866	$15,305	$(43,546)	$574,624

Consolidating Statement of Operations for the Three Months Ended December 31, 2005

(in thousands)	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$26,028	$14,378	$517	$—	$40,923
Services	33,583	19,560	4,065	—	57,208

Total revenues	59,611	33,938	4,582	—	98,131
Cost of revenues:
Systems	15,447	4,698	735	—	20,880
Services	13,586	5,627	2,087	—	21,300

Total cost of revenues	29,033	10,325	2,822	—	42,180

Gross profit	30,578	23,613	1,760	—	55,951

Operating expenses:
Sales and marketing	8,542	3,636	709	—	12,887
Product development	4,733	4,260	549	—	9,542
General and administrative	6,776	2,592	1,102	—	10,470
Amortization of purchased intangible assets	3,725	—	—	—	3,725

Total operating expenses	23,776	10,488	2,360	—	36,624

Operating income	6,802	13,125	(600)	—	19,327

Interest expense	(11,781)	(5)	1	—	(11,785)
Write-off of prior debt issuance costs	(1,206)	—	—	—	(1,206)
Other income, net	157	131	326	—	614

Income (loss) before income taxes	(6,028)	13,251	(273)	—	6,950
Income tax expense	2,239	447	(34)	—	2,652

Net income (loss)	$(8,267)	$12,804	$(239)	$—	$4,298

Consolidating Statement of Operations for the Three Months Ended December 31, 2004

(in thousands)	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$24,681	$—	$541	$(47)	$25,175
Services	32,836	178	2,750	—	35,764

Total revenues	57,517	178	3,291	(47)	60,939
Cost of revenues:
Systems	14,555	—	292	(47)	14,800
Services	12,524	—	1,448	—	13,972

Total cost of revenues	27,079	—	1,740	(47)	28,772

Gross profit	30,438	178	1,551	—	32,167

Operating expenses:
Sales and marketing	8,003	—	507	—	8,510
Product development	3,962	—	108	—	4,070
General and administrative	6,384	376	429	—	7,189
Amortization of purchased intangible assets	197	—	—	—	197

Total operating expenses	18,546	376	1,044	—	19,966

Operating income	11,892	(198)	507	—	12,201

Interest expense	(4,411)	(10)	—	—	(4,421)
Other income, net	402	—	46	—	448

Income (loss) before income taxes	7,883	(208)	553	—	8,228
Income tax expense	3,185	—	(1)	—	3,184

Net income (loss)	$4,698	$(208)	$554	$—	$5,044

Consolidating Statement of Cash Flows for the Three Months Ended December 31, 2005

(in thousands)	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(2,677)	$98	$193	$—	$(2,386)

Investing activities
Purchase of property and equipment	(1,258)	(45)	(109)	—	(1,412)
Capitalized software costs and databases	(1,468)	—	—	—	(1,468)
Purchase price adjustments	508	—	—	—	508
Equity distributions from partnerships	679	—	—	—	679

Net cash used in investing activities	(1,539)	(45)	(109)	—	(1,693)

Financing activities
Proceeds from long-term debt	145,000	—	—	—	145,000
Repayment of senior unsecured bridge loan	(140,000)	—	—	—	(140,000)
Proceeds from credit facility	6,000	—	—	—	6,000
Payment on long-term debt	—	(64)	—	—	(64)
Dividend to parent	(3,369)	—	—	—	(3,369)
Debt issuance costs	(2,705)	—	—	—	(2,705)

Net cash provided by (used in) financing activities	4,926	(64)	—	—	4,862

Net change in cash and cash equivalents	710	(11)	84	—	783
Cash and cash equivalents, beginning of period	5,800	3,943	1,209	—	10,952

Cash and cash equivalents, end of period	$6,510	$3,932	$1,293	$—	$11,735

Consolidating Statement of Cash Flows for the Three Months Ended December 31, 2004

(in thousands)	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$2,614	$476	$(391)	$—	$2,699

Investing activities
Purchase of property and equipment	(403)	—	(107)	—	(510)
Capitalized software costs and databases	(1,205)	—	—	—	(1,205)

Net cash used in investing activities	(1,608)		(107)	—	(1,715)

Financing activities
Payment on long-term debt facility	—	(74)	—	—	(74)

Net cash used in financing activities	—	(74)	—	—	(74)

Net change in cash and cash equivalents	1,006	402	(498)	—	910
Cash and cash equivalents, beginning of period	28,643	(107)	3,529	—	32,065

Cash and cash equivalents, end of period	$29,649	$295	$3,031	$—	$32,975

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this quarterly report on Form 10-Q, the terms the “Company”, “we”, “us” and “our” refer to Activant Solutions Inc. and its subsidiaries.
Overview
We are a provider of business management solutions serving small and medium-sized retail and wholesale distribution businesses based on annual revenues. With over 25 years of operating history, we have developed substantial expertise in serving businesses with complex distribution requirements in three primary vertical markets: hardlines and lumber, wholesale distribution and the automotive parts aftermarket (“Auto”). Using a combination of proprietary software and extensive expertise in these vertical markets, we provide complete business management solutions consisting of tailored systems, product support and content and data services designed to meet the unique requirements of our customers. Our fully integrated systems and services include point-of-sale, inventory management, general accounting and enhanced data management that enable our customers to manage their day-to-day operations. Our revenues are derived from our four reporting segments which are organized around the following business management solutions:
•	Systems, which is comprised primarily of proprietary software applications, implementation and training and third-party software, hardware and peripherals. For the three months ended December 31, 2005, systems revenues accounted for approximately 42% of our total revenues;

•	Product Support, which is comprised primarily of customer support activities, including support through our advice line, software updates, preventive and remedial on-site maintenance and depot repair services. Our product support services are generally provided on a subscription basis, and accordingly, revenues from this segment are generally recurring in nature. For the three months ended December 31, 2005, product support revenues accounted for approximately 40% of our total revenues;

•	Content and Data Services, which is comprised primarily of proprietary database and data management products for the vertical markets we serve (such as our comprehensive electronic automotive parts and applications catalog and point-of-sale business analysis data), connectivity services, e-commerce, networking and security monitoring management solutions. Our content and data services are generally provided on a monthly subscription basis and accordingly, revenues from this segment are generally recurring in nature. For the three months ended December 31, 2005, content and data services revenues accounted for approximately 16% of our total revenues; and

•	Other Services, which is comprised primarily of business products, such as forms and other paper products. For the three months ended December 31, 2005, other services revenues accounted for approximately 2% of our total revenues.
For the three months ended December 31, 2005, our revenues were derived from customers that operate in three vertical markets — hardlines and lumber, wholesale distribution and Auto — and from our productivity tools business.
•	The hardlines and lumber vertical market consists of independent hardware retailers, home improvement centers, paint, glass and wallpaper stores, farm supply stores, retail nurseries and gardens and independent lumber and building material dealers primarily in the United States. For the three months ended December 31, 2005, we generated approximately 42% of our total revenues from the hardlines and lumber vertical market.

•	The wholesale distribution vertical market consists of distributors of a range of products including electrical supply, plumbing, medical supply, heating and air conditioning, brick, stone and related materials, roofing, siding, insulation, industrial machinery and equipment, industrial supplies, and service establishment equipment vendors, primarily in the United States. For the three months ended December 31, 2005, we generated approximately 29% of our total revenues from the wholesale distribution vertical market.

•	Auto consists of customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks, and includes manufacturers, warehouse distributors, parts stores, professional installers and several chains in North America and Europe. For the three months ended December 31, 2005, we generated approximately 25% of our total revenues from Auto.

•	The productivity tools business, which primarily consists of software migration and application development tools, which we acquired as a part of the Speedware acquisition. For the three months ended December 31, 2005, we generated approximately 3% of our total revenues from the productivity tools business.
Our results of operations include results of Speedware commencing after the consummation of the Speedware acquisition on March 30, 2005 and results of Prophet 21 commencing after the consummation of the Prophet 21 acquisition on September 13, 2005. Accordingly, our results of operations for the three months ended December 31, 2005 and December 31, 2004 are not directly comparable.
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
Acquisitions
Speedware Corporation Inc. In March and April 2005, we acquired the common stock of Speedware for cash consideration of $100.8 million. The Speedware acquisition solidifies our position as a provider of business management solutions to the hardlines and lumber vertical market through the addition of over 700 customers in this vertical market. The Speedware acquisition and related fees and expenses were funded with the proceeds of our offering of $120.0 million aggregate principal amount of floating rate senior notes due 2010. The purchase price allocation is based upon the relative fair values of the identifiable assets acquired and liabilities assumed.
Prophet 21, Inc. In September 2005, we acquired all of the outstanding common stock of Prophet 21 for cash of $217.7 million. Prophet 21 is a provider of business management solutions to the wholesale distribution vertical market. We believe that the integration of Prophet 21 into our operations has significantly enhanced our position and expertise serving the wholesale distribution vertical market and provided additional systems and service offerings for our customers. The Prophet 21 acquisition and related fees and expenses were funded with a combination of the proceeds of (i) a $140.0 million senior unsecured bridge loan to us, (ii) a $38.4 million capital contribution from Holding and (iii) $42.9 million cash on hand. The purchase price allocation is based upon the relative fair values of the identifiable assets acquired and liabilities assumed.
The Systems House, Inc. On May 16, 2005, we purchased substantially all of the assets of The Systems House, Inc. The System House, Inc.’s next generation business management solution, Vision, is designed for warehouse distributors in the automotive parts aftermarket. The total consideration paid for the acquisition was approximately $2.6 million cash on hand.
General Parts, Inc. Relationship
In June 2004, General Parts, Inc., one of our largest customers, informed us of its intention to replace our J-CON parts store system with its own branded product at its company-owned stores and to recommend that its independent affiliated stores also replace the J-CON system. We believe the majority of this transition will be completed by the end of calendar year 2006. J-CON system sales revenues and product support revenues for all of General Parts’ company-owned stores and independent affiliated stores were approximately $0.1 million and $6.8 million, respectively, for the year ended September 30, 2005. In addition, General Parts licenses one of our electronic automotive parts and application catalogs and uses our A-DIS warehouse system and our AConneX product. As a result, General Parts accounted for approximately $17.5 million, or 6.6%, of our total revenues for fiscal year 2005.
Segment reporting and classification
We organize our business around four reportable segments (the “Segments”) consisting of (i) Systems, (ii) Product Support, (iii) Content and Data Services and (iv) Other Services. We sell our products and services to three distinct vertical markets consisting of hardlines and lumber, wholesale distribution and Auto and through our productivity tools business. Revenue for each Segment is also reported by each of these three vertical markets and productivity tools.
Our president and chief executive officer (the “CEO”) has been identified as the chief operating decision maker in assessing the performance of our Segments and the allocation of resources to them. Each Segment is managed separately. The CEO relies on the information derived directly from our management reporting system. The primary financial measure used by the CEO in assessing performance and allocating resources to the Segments is gross profit, a measure that is comprised of revenues less cost of revenues, each of which is described above under “Key Components of Results of Operations.”

Historical Results of Operations
Three months ended December 31, 2005 compared to three months ended December 31, 2004
Revenues. The following table sets forth, for the periods indicated, our Segment revenues by vertical market and for productivity tools and the variance thereof.

	Three months ended December 31,
(in thousands)	2004	2005	Variance $	Variance %

Systems Revenues:
Hardlines and Lumber	$20,883	$22,824	$1,941	9.3%
Auto	3,420	4,225	805	23.5%
Wholesale Distribution	872	12,406	11,534	1,322.7%
Productivity Tools	—	1,468	1,468	—

Total Systems Revenues	$25,175	$40,923	$15,748	62.6%

Product Support Revenues:
Hardlines and Lumber	$10,378	$15,661	$5,283	50.9%
Auto	9,099	7,860	(1,239)	(13.6)%
Wholesale Distribution	431	13,931	13,500	3,132.3%
Productivity Tools	—	1,882	1,882	—

Total Product Support Revenues	$19,908	$39,334	$19,426	97.6%

Content and Data Services Revenues:
Hardlines and Lumber	$1,251	$1,459	$208	16.6%
Auto	12,680	12,416	(264)	(2.1)%
Wholesale Distribution	514	2,101	1,587	308.8%
Productivity Tools	—	—	—	—

Total Content and Data Services Revenues	$14,445	$15,976	$1,531	10.6%

Other Services Revenues:
Hardlines and Lumber	$1,330	$1,729	$399	30.0%
Auto	—	129	129	—
Wholesale Distribution	81	40	(41)	(50.6)%
Productivity Tools	—	—	—	—

Total Other Revenues	$1,411	$1,898	$487	34.5%

Total Revenues:
Hardlines and Lumber	$33,842	$41,673	$7,831	23.1%
Auto	25,199	24,630	(569)	(2.3)%
Wholesale Distribution	1,898	28,478	26,580	1,400.4%
Productivity Tools	—	3,350	3,350	—

Total Revenues	$60,939	$98,131	$37,192	61.0%

Total revenues for the three months ended December 31, 2005 increased by $37.2 million, or 61.0%, compared to the three months ended December 31, 2004. This increase was comprised primarily of $35.8 million attributable to the Speedware and Prophet 21 acquisitions for the three months ending December 31, 2005. The remaining increase of $1.4 million was primarily a result of increased system sales, mostly in the hardlines and lumber vertical market, offset by revenue decreases in Auto.
Factors affecting Systems revenues for the three months ended December 31, 2005.
•	Systems revenues from our hardlines and lumber vertical market increased by $1.9 million, or 9.3%, primarily due to $1.2 million of revenues attributable to the Speedware acquisition. The remaining increase was a result of sales of new and upgraded software applications to new and existing customers affiliated with the three largest cooperatives in the retail hardware market.

•	Systems revenue for Auto increased by $0.8 million, or 23.5%, due to increased focus on migrating customers from older, legacy systems platforms to our Prism system platform and higher sales of Prism peripherals and upgrades.

•	Systems revenue from our wholesale distribution vertical market increased by $11.5 million due to revenues attributable to the Speedware and Prophet 21 acquisitions.

•	The $1.5 million increase in productivity tools systems revenues is attributable to the Speedware acquisition.
Factors affecting Product Support revenues for the three months ended December 31, 2005.
•	Product Support revenue from our hardlines and lumber vertical market increased by $5.3 million, or 50.9%, partially due to $4.0 million of revenues attributable to the Speedware acquisition. The remaining $1.3 million increase is attributable to our increased systems sales, which over time, results in increased Product Support revenues.

•	Auto Product Support revenues declined by $1.2 million, or 13.6%. Auto experienced a decline of approximately $0.5 million in product support revenues associated with customer attrition from our older systems that we continue to support but do not actively sell to new customers. We expect that product support revenues from our older systems will continue to decline. Approximately $0.7 million of the decline was associated with General Parts, Inc.’s decision to begin replacing our J-CON system with its own branded store system. We do not expect to recapture this product support revenue.

•	The $13.5 million increase in Product Support revenues from our wholesale distribution vertical market is primarily attributable to the Speedware and Prophet 21 acquisitions.

•	The $1.9 million increase in productivity tools Product Support revenues is attributable to the Speedware acquisition.
Factors affecting Content and Data Services revenues for the three months ended December 31, 2005.
•	Auto Content and Data Services revenues declined by $0.3 million, or 2.1%, due to a decline of approximately $0.4 million associated with customer attrition from our older systems that we continue to support but do not actively sell to new customers. An additional decline of $0.7 million was related to a new contract and simplified service terms with a large customer. These declines were partially offset by $0.5 million of new electronic automotive parts and applications catalog sales to non-systems customers and a $0.3 million increase in revenues from our AConneX connectivity product.

•	Content and Data Services revenues from our wholesale distribution vertical market increased by $1.6 million, primarily due to the Prophet 21 acquisition.

     Total cost of revenues and gross margins as a percentage of revenues.
The following table sets forth, for the periods indicated, our cost of revenues and the variance thereof.

	Three months ended December 31,
(in thousands)	2004	2005	Variance $	Variance %

Cost of revenues:
Systems	$14,800	$20,880	$6,080	41.1%
Product Support	9,149	15,679	6,530	71.4%
Content and Data Services	3,896	4,314	418	10.7%
Other Services	927	1,307	380	41.0%

Total cost of revenues	$28,772	$42,180	$13,408	46.6%

The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues.

	Three months ended
	December 31,
	2004	2005
Gross margin as a percentage of revenues by segment:
Systems	41.2%	49.0%
Product Support	54.0%	60.1%
Content and Data Services	73.0%	73.0%
Other Services	34.3%	31.1%
Total gross margin as a percentage of revenues	52.8%	57.0%
Cost of Revenues. Total cost of revenues for the three months ended December 31, 2005 increased by $13.4 million, or 46.6%, compared to the three months ended December 31, 2004. This increase was comprised primarily of $6.0 million and $7.4 million in costs attributable to Speedware and Prophet 21 product sales, respectively. Gross margin as a percentage of revenues increased from 52.8% for the three months ended December 31, 2004 to 57.0% for the three months ended December 31, 2005.
•	Cost of Systems Revenues. Total cost of Systems revenues for the three months ended December 31, 2005 increased by $6.1 million, or 41.1%, compared to the three months ended December 31, 2004. This increase was comprised primarily of $6.2 million in costs attributable to Speedware and Prophet 21 System revenues. Gross margin as a percentage of revenues increased from 41.2% for the three months ended December 31, 2004 to 49.0% for the three months ended December 31, 2005. The improvement in Systems gross margin is predominantly due to the higher margins associated with sales of Speedware and Prophet 21 systems products.

•	Cost of Product Support Revenues. Cost of Product Support revenues for the three months ended December 31, 2005 increased by $6.5 million, or 71.4%, compared to the three months ended December 31, 2004. This increase was comprised primarily of $6.8 million in costs attributable to Speedware and Prophet 21 Product Support sales. Gross margin as a percentage of revenues increased from 54.0% for the three months ended December 31, 2004 to 60.1% for the three months ended December 31, 2005. The improvement in Product Support gross margin is predominantly due to the higher margins associated with sales of Speedware and Prophet 21 products.

•	Cost of Content and Data Services Revenues. Cost of Content and Data Services revenues for the three months ended December 31, 2005 increased by $0.4 million, or 10.7%, compared to the three months ended December 31, 2004. Gross margin as a percentage of Content and Data Services revenues remained constant at 73.0% for the three months ended December 31, 2005, however we expect our cost of Content and Data Services revenues to increase as we raise our investment in our electronic catalog for Auto.
Total Operating Expenses. The following table sets forth, for the periods indicated, operating expenses and the variance thereof.

	Three months ended December 31,
(in thousands)	2004	2005	Variance $	Variance %

Sales and Marketing Expense	$8,510	$12,887	$4,377	51.4%
Product Development Expense	4,070	9,542	5,472	134.4%
General and Administrative Expense	7,189	10,470	3,281	45.6%
Amortization of Purchased Intangibles	197	3,725	3,528	1790.9%

Total Operating Expenses	$19,966	$36,624	$16,658	83.4%

Total operating expenses increased by $16.7 million, or 83.4%, for the three months ended December 31, 2005 compared to the three months ended December 31, 2004. The increase was primarily a result of the inclusion of Speedware and Prophet 21 results subsequent to the acquisitions, and included related operating expenses of $11.8 million.
•	Sales and Marketing Expense. Sales and marketing expense increased by $4.4 million, or 51.4%, for the three months ended December 31, 2005 compared to the three months ended December 31, 2004. The increase was primarily a result of the inclusion of $4.0 million of sales and marketing costs related to the Speedware and Prophet 21 acquisitions.

•	Product Development Expense. Product development expense increased by $5.5 million, or 134.4%, for the three months ended December 31, 2005 compared to the three months ended December 31, 2004. Approximately $4.7 million of the increase was related to the inclusion of product development costs related to the Speedware and Prophet 21 acquisitions. The remaining $0.8 million increase was largely due an increase in development employees resulting from an increased level of investment and development activity associated with projects in early stages of development.

•	General and Administrative Expense. General and administrative expense increased by $3.3 million, or 45.6%, for the three months ended December 31, 2005 compared to the three months ended December 31, 2004. The increase was primarily a result of the inclusion of $3.1 million general and administrative costs related to the Speedware and Prophet 21 acquisitions, an increase in facility costs of $0.5 million and a general increase in other costs. The three months ended December 31, 2004 included $1.0 million of severance costs associated with the termination of our former Chairman, President and Chief Executive Officer.

•	Amortization of Purchased Intangibles. Amortization expense related to purchased intangible assets was $3.7 million for the three months ended December 31, 2005 compared to $0.2 million for the three months ended December 31, 2004. The increase resulted from the amortization of the intangibles associated with the Speedware and Prophet 21 acquisitions.
Operating Income. Due to the above factors, operating income for the three months ended December 31, 2005 increased by $7.1 million, or 58.4%. Operating income as a percentage of total revenues decreased to 19.7% of total revenues, from 20.0% of total revenues, for the three months ended December 31, 2005 and 2004, respectively. The decrease in operating income as a percentage of total revenues was primarily a result of the higher gross margin for the three months ended December 31, 2005 offset by the additional amortization of purchased intangibles associated with the Speedware and Prophet 21 acquisitions and the increased investment in product development expense.
Interest Expense. Interest expense for the three months ended December 31, 2005 was $11.8 million compared to $4.4 million for the three months ended December 31, 2004, an increase of $7.4 million, or 166.6%. The increase is primarily a result of $7.2 of million interest expense associated with our offering of $265.0 million aggregate principal amount of floating rate senior notes due 2010 which were used to finance the Speedware and Prophet 21 acquisitions.
Net Income. As a result of the above factors, we realized net income of $4.3 million for the three months ended December 31, 2005, compared to net income of $5.0 million for the three months ended December 31, 2004.

Liquidity and Capital Resources
As of December 31, 2005, we had $426.5 million in outstanding indebtedness comprised primarily of $155.4 million aggregate principal amount of 10 1/2% senior notes due 2011, net of a $1.4 million discount, $265.0 million aggregate principal amount of floating rate senior notes due 2010 and $6.0 million under our senior revolving credit facility. Our senior revolving credit facility provides for maximum borrowings of up to $20.0 million, including letters of credit up to a maximum limit of $5.0 million. We also had $0.5 million of letters of credit issued and outstanding under our senior revolving credit facility. Our floating rate senior notes due 2010 bear interest at LIBOR plus 6%. Borrowings under our senior revolving credit facility bear interest at floating rates. As a result of the foregoing, our results of operations could be affected by changes in prevailing interest rates.
Our senior revolving credit facility and the indentures governing our 10 1/2% senior notes due 2011 and floating rate senior notes due 2010 impose certain restrictions on us, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets, investments, capital expenditures and transactions with affiliates. In addition, under our senior revolving credit facility, we are obligated to meet certain quarterly tests relating to certain financial amounts and ratios as defined in the senior revolving credit facility. At December 31, 2005, we were in compliance with these covenants.
Our principal liquidity requirements are for debt service, capital expenditures and working capital. Our ability to service our indebtedness will depend on our ability to generate cash in the future. Our net cash used in operating activities was $2.4 million for the three months ended December 31, 2005 compared to net cash provided by operating activities of $2.7 million for the three months ended December 31, 2004. The decrease in cash flow from operating activities for the three months ended December 31, 2005 compared to the three months ended December 30, 2004 was primarily due to higher interest expense of $7.4 million, an increase in trade accounts receivable, partially offset by an increase in amortization of intangible assets of $3.2 million.
Our investing activities used net cash of $1.7 million during the three months ended December 31, 2005 and 2004. During the three months ended December 31, 2005, we received $0.5 million as a purchase price adjustment for Prophet 21 and we received $0.7 million for the sale of a partnership. Our capital expenditures were $2.9 million and $1.7 million for the three months ended December 31, 2005 and 2004, respectively. These amounts included capitalized computer software and database costs of $1.5 million and $1.2 million for the three months ended December 31, 2005 and 2004, respectively.
Our financing activities generated cash of $4.9 million for the three months ended December 31, 2005, primarily consisting of the issuance of $145.0 million aggregate principle amount of floating rate senior notes due 2010. The proceeds, net of $2.7 million debt issuance costs, were used to repay our $140.0 senior unsecured bridge loan. We also borrowed $6.0 million under our senior revolving credit facility and issued a $3.4 million dividend to Holdings during the three month period ended December 31, 2005.
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
From time to time, we intend to pursue acquisitions, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund future cash acquisitions primarily with cash flow from operations and borrowings, including borrowing from amounts available under our senior revolving credit facility or through new debt issuances. We may also issue additional equity either directly or in connection with any such acquisitions. There can be no assurance that acquisition funds will be available on terms acceptable to us, or at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. There have been no material changes in the quarter ended December 31, 2005.
Item 4. Controls and Procedures.
(a) Disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Principal Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that information required to be disclosed by us in the reports that we file with or submit to the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file with or submit to the SEC is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on the evaluation of our disclosure controls and procedures as described above, our CEO and CFO have concluded that as of December 31, 2005 our disclosure controls and procedures were effective.
(b) Internal controls over financial reporting. During the fiscal quarter ended December 31, 2005, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1.      Legal Proceedings.
We are a party to various legal proceedings and administrative actions that arise in the ordinary course of business, except as noted below. In the opinion of our management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on our results of operations, financial conditions or cash flows.
Item 1A.    Risk Factors.
None.
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.      Defaults Upon Senior Securities.
None.
Item 4.      Submission of Matters to a Vote of Security Holders.
Reference is made to Part I, Item 4 “Submissions of Matters to a Vote of Security Holders” in the Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
Item 5.     Other Information.
None.
Item 6.     Exhibits.
10.1	Indemnity agreement dated January 24, 2006 among Activant Solutions Holdings Inc, Activant Solutions Inc. and Joseph W. Nicholson*

10.2	Indemnity agreement dated January 24, 2006 among Activant Solutions Holdings Inc, Activant Solutions Inc. and Kathleen J. Cunningham*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by A. Laurence Jones.*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Greg Petersen.*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by A. Laurence Jones.*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Greg Petersen.*

*	Filed Herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 10th day of February 2006.

ACTIVANT SOLUTIONS INC.
By:	/s/ GREG PETERSEN
Greg Petersen
Executive Vice President and Chief Financial Officer
(Principal Financial and Duly Authorized Officer)