Form 10-Q
period 2006-12-31
ACTIVANT SOLUTIONS INC /DE/
filed 2007-02-14
CIK 1059103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File Number 333-49389
Activant Solutions Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2160013 (I.R.S. Employer Identification No.)

7683 Southfront Road Livermore, CA 94551 (Address of principal executive offices)	94551 (Zip Code)
(925) 449-0606
(Registrant’s telephone number,
including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 10, 2007

Common Stock, par value $0.01 per share	10 shares

ACTIVANT SOLUTIONS INC.
INDEX

FORWARD-LOOKING STATEMENTS
This report on Form 10-Q includes forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements such as we believe that we have sufficient liquidity to fund our business operations for at least the next twelve months. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, these forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in this report under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”.
Some of the key factors that could cause actual results to differ from our expectations are:
•	failure to anticipate or respond to our customers’ needs and requirements;

•	failure of our proprietary technology to support our customers’ future needs or it becoming obsolete;

•	failure to develop new relationships and maintain existing relationships with key industry participants and/or key customers and/or loss of significant customer revenues;

•	discontinuance by one of our largest customers of the use of certain of our products;

•	loss of recurring subscription service revenues;

•	transition of certain of our senior management personnel following the transactions and the failure to attract, retain and integrate qualified management personnel;

•	failure of our new Eagle and Vision products to gain acceptance within the automotive parts aftermarket;

•	costs and difficulties of integrating future acquisitions;

•	possible future impairment charges, depending upon the financial results of our business, in view of the fact that a significant portion of our total assets consist of goodwill and other intangible assets;

•	changes in the manner or basis on which we receive third-party information used to maintain our electronic automotive parts and applications catalog;

•	failure by certain of our existing customers to upgrade to our current generation of systems;

•	failure to effectively compete;

•	substantial fluctuations in, or failure to maintain current systems sales levels of one-time sales of software licenses and hardware;

•	consolidation trends among our customers and consolidation trends in the market segments in which we operate;

•	failure to adequately protect our proprietary rights and intellectual property or limitations on the availability of legal or technical means of effecting such protection;

•	claims by third parties that we are infringing on their proprietary rights or other adverse claims;

•	defects or errors in our software or information services;

•	interruptions of our connectivity applications or catastrophic failure of our data center, telecommunications or information technology infrastructure;

•	claims for damages against us in the event of a failure of our customers’ systems;

•	prolonged unfavorable general economic and market conditions;

•	differing interests of debt security holders and our controlling stockholders or investors;

•	our substantial indebtedness;

•	certain covenants in our debt documents; and

•	the other factors described under the heading “Risk Factors” and elsewhere in this report.
Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this document are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ACTIVANT SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands, except share data)	2006	2006
		(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$36,383	$21,743
Trade accounts receivable, net of allowance for doubtful accounts of $2,205 and $4,372 at September 30, 2006 and December 31, 2006, respectively	55,689	57,121
Inventories, net	4,355	5,436
Deferred income taxes	5,401	5,401
Income taxes receivable	12,906	12,032
Prepaid expenses and other current assets	5,231	5,387

Total current assets	119,965	107,120

Property and equipment, net	8,727	8,565
Intangible assets, net	221,380	216,904
Goodwill	598,532	597,832
Deferred financing costs	15,137	15,296
Other assets	3,945	4,319

Total assets	$967,686	$950,036

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Current liabilities:
Accounts payable	$13,944	$14,392
Payroll related accruals	18,266	16,538
Deferred revenue	29,688	30,261
Current portion of long-term debt	3,900	—
Accrued expenses and other current liabilities	23,436	18,440

Total current liabilities	89,234	79,631

Long-term debt	561,150	550,050
Deferred tax liabilities	64,817	64,817
Other liabilities	4,812	4,827

Total liabilities	720,013	699,325

Commitments and contingencies	—	—

Common Stock:
Par value $0.01, authorized 1,000 shares, 10 shares issued and outstanding, at September 30, 2006 and December 31, 2006	—	—
Additional paid-in capital	246,744	247,486
Retained earnings	3,080	5,098
Other accumulated comprehensive income (loss):
Unrealized loss on cash flow hedges	(2,103)	(1,873)
Cumulative translation adjustment	(48)	—

Total stockholder’s equity	247,673	250,711

Total liabilities and stockholder’s deficit	$967,686	$950,036

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
(in thousands)	December 31,
	2005	2006
	Predecessor	Activant
	Company	Solutions Inc.
Revenues:
Systems	$40,923	$40,381
Services	57,208	57,850

Total revenues	98,131	98,231
Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	20,331	20,810
Services	20,298	20,610

Total cost of revenues	40,629	41,420

Gross profit	57,502	56,811
Operating expenses:
Sales and marketing	12,973	15,358
Product development	9,432	9,656
General and administrative	9,002	9,769
Depreciation and amortization	6,768	7,058

Total operating expenses	38,175	41,841

Operating income	19,327	14,970
Interest expense	(13,149)	(12,124)
Write-off of prior deferred financing costs	(1,535)	—
Other income, net	614	442

Income before income taxes	5,257	3,288
Income tax expense	(2,006)	(1,270)

Net income	$3,251	$2,018

Comprehensive income:
Net income	$3,251	$2,018
Unrealized gain on cash flow hedges	—	230
Foreign currency translation adjustment	(158)	48

Comprehensive income	$3,093	$2,296

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(in thousands)	December 31,
	2005	2006
	Predecessor	Activant
	Company	Solutions Inc.
OPERATING ACTIVITIES
Net income	$3,251	$2,018
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	25	742
Depreciation	1,507	1,408
Amortization of intangible assets	5,261	5,650
Amortization of deferred financing costs	648	505
Write-off of prior deferred financing costs	1,535	—
Provision for doubtful accounts	599	2,167
Other, net	(58)	119
Changes in assets and liabilities:
Trade accounts receivable	(8,335)	(3,599)
Inventories	(546)	(1,081)
Prepaid expenses and other assets	(224)	120
Accounts payable	215	448
Deferred revenue	(1,537)	573
Accrued expenses and other liabilities	(6,463)	(6,334)

Net cash provided by (used in) operating activities	(4,122)	2,736

INVESTING ACTIVITIES
Purchase of property and equipment	(1,412)	(1,238)
Capitalized computer software costs and databases	(1,468)	(1,174)
Purchase price adjustments	508	700
Proceeds from disposition of equity interest	679	—

Net cash used in investing activities	(1,693)	(1,712)

FINANCING ACTIVITIES
Proceeds from long-term debt	185,000	—
Repayment of senior unsecured bridge loan	(180,000)	—
Proceeds from credit facility	6,000	—
Payment on long-term debt	(64)	(15,000)
Repurchase of common stock	(840)	—
Deferred financing costs	(3,498)	(664)

Net cash provided by (used in) financing activities	6,598	(15,664)

Net change in cash and cash equivalents	783	(14,640)
Cash and cash equivalents, beginning of period	10,952	36,383

Cash and cash equivalents, end of period	$11,735	$21,743

Supplemental disclosures of cash flow information Cash paid during the period for:
Interest	$17,829	$15,862
Income taxes	$768	$661
The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 (UNAUDITED)
1. BASIS OF PRESENTATION
On May 2, 2006, Activant Group Inc. (formerly known as Lone Star Holding Corp.), or Activant Group, Lone Star Merger Corp., or Merger Sub, and Activant Solutions Holdings Inc., or Holdings (the “Predecessor Company”), consummated a merger, whereupon Holdings became wholly owned by Activant Group, which is wholly owned by investment funds affiliated with Hellman & Friedman LLC, Thoma Cressey Equity Partners, Inc. and JMI Equity and certain members of our management. Following the merger, on May 2, 2006, Holdings merged with and into Activant Solutions Inc., with Activant Solutions Inc. (the “Company”) continuing as the surviving corporation and wholly owned subsidiary of Activant Group. These mergers are referred to as the “mergers” and the transactions related to the mergers are referred to collectively as the “transactions.” The transaction was treated as a purchase and thus the assets and liabilities were recorded at their fair value as of the closing date. Activant Group was incorporated on March 7, 2006 for the purpose of acquiring Holdings and did not have any operations prior to May 2, 2006 other than in connection with the Holdings acquisition.
The accompanying consolidated statements of operations and cash flows for the period ended December 31, 2005 represent the results of operations and cash flows of the Predecessor Company and its wholly owned subsidiaries. The accompanying consolidated balance sheets as of September 30, 2006 and December 31, 2006 and the accompanying consolidated statements of operations and cash flows for the period ended December 31, 2006 represent the financial position, results of operations and cash flows of the Company and its wholly owned subsidiaries.
The accompanying unaudited consolidated financial statements of Activant Solutions Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at December 31, 2006, final amounts may differ from these estimates.
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual financial statements for the year ended September 30, 2006. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years.
Unless the context otherwise requires, references in this report to “we,” “our,” “us,” and “the Company” refer to Predecessor Company or Activant Solutions Inc. and its consolidated subsidiaries.
2. NEW ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for our fiscal year beginning October 1, 2007. We are currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.
In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for our fiscal year beginning October 1, 2008. We are currently in the process of evaluating the impact of SFAS 157 on the consolidated financial statements.

3. MERGER AND RELATED TRANSACTIONS
On May 2, 2006, Holdings merged with and into the Company, with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Activant Group. The transaction was treated as a purchase and thus the assets and liabilities were recorded at their fair value as of the closing date.
The mergers and related transactions were funded by a combination of approximately $245.7 million proceeds of common stock, a $390.0 million senior secured term loan facility and $175.0 million in senior subordinated notes, less cash received. The mergers have been recorded using the purchase method of accounting. The purchase price allocation is based upon the relative fair values of the identifiable assets acquired and liabilities assumed. The excess purchase price over those fair values is recorded as goodwill. During the quarter ended December 31, 2006, we recorded a purchase price adjustment to goodwill of $0.7 million related to the release by Thoma Cressey, as a former stockholder of Prophet 21, Inc., to Activant of such amount from the indemnification escrow account established in conjunction with the purchase of Prophet 21, Inc. The goodwill recorded as a result of the transaction is not expected to be deductible for tax purposes. The purchase price was allocated based on the fair value of net assets acquired.
Pro forma results (unaudited)
The following table presents the unaudited results of our operations for the three months ended December 31, 2006 compared to the unaudited pro forma results of our operations for the three months ended December 31, 2005, after giving effect to certain pro forma adjustments primarily related to the amortization of acquired intangible assets and interest expense. These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations had the merger actually occurred on the first day of the respective periods or of future results of operations of the consolidated entities.

	Three months ended December 31,
(dollars in thousands)	2005 (pro forma)	2006
Total revenues	$98,131	$98,231
Total cost of revenues (exclusive of depreciation and amortization shown separately below)	40,629	41,420

Gross profit	57,502	56,811
Total operating expenses	31,407	34,783
Depreciation and amortization	7,058	7,058

Operating income	19,037	14,970
Interest expense	(12,124)	(12,124)
Other income (expense), net	614	442

Income before taxes	7,527	3,288
Income tax expense	(2,907)	(1,270)

Net income	$4,620	$2,018

4. DEBT
Our long-term debt consists of the following:

	September 30,	December 31,
(dollars in thousands)	2006	2006
10 1/2 % senior notes due 2011	$2,000	$2,000
Senior secured credit agreement	388,050	373,050
Senior subordinated notes	175,000	175,000

Total debt	565,050	550,050
Current portion	(3,900)	—

Long-term debt	$561,150	$550,050

Senior Secured Credit Agreement

On May 2, 2006, in connection with the consummation of the mergers, we entered into a senior secured credit agreement. The senior secured credit agreement provides for (i) a seven-year term loan in the amount of $390.0 million, amortized at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after May 2, 2006, with the balance paid at maturity, and (ii) a five-year revolving credit facility that permits loans in an aggregate amount of up to $40.0 million, which includes a letter of credit facility and a swing line facility. In the quarter ended December 31, 2006, we repaid $15.0 million in principal, which reduced the future unamortized principal payments due per the amortization schedule. There were no borrowings under the revolving credit facility during the three months ended December 31, 2006.
The borrowings under the senior secured credit agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank Trust Company Americas, and (2) the federal funds rate plus 1/2 of 1%; or (b) a reserve adjusted Eurodollar rate on deposits for periods of one-, two-, three-, or six-months (or, to the extent agreed to by each applicable lender, nine- or twelve-months or less than one month). In addition to paying interest on outstanding principal under the senior secured credit agreement, we will be required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. We must also pay customary letter of credit fees for issued and outstanding letters of credit.
Substantially all of our assets and those of our subsidiaries are pledged as collateral on the senior secured credit agreement.
Senior Subordinated Notes Due 2016
On April 27, 2006, we issued $175.0 million aggregate principal amount of 9.50% senior subordinated notes due May 2, 2016. Each of our domestic subsidiaries, as primary obligors and not merely as sureties, jointly and severally, irrevocably and unconditionally guaranteed, on an unsecured senior subordinated basis, the performance and full and punctual payment when due, whether at maturity, by acceleration or otherwise, of all of our obligations under the indenture and the notes. The notes are our unsecured senior subordinated obligations and are subordinated in right of payment to all of our existing and future senior indebtedness (including the senior secured credit agreement), are effectively subordinated to all of our secured indebtedness (including the senior secured credit agreement); and senior in right of payment to all of our existing and future subordinated indebtedness.
The terms of the senior secured credit agreement and the senior subordinated notes restrict certain activities, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets and transactions with affiliates. In addition, the senior secured credit agreement requires us to maintain a maximum total net leverage ratio and a minimum interest coverage ratio. The senior secured credit agreement also contains certain customary affirmative covenants and events of default. At December 31, 2006, we were in compliance with all of the senior secured credit agreement’s and the senior subordinated notes’ covenants.
On January 11, 2007, we filed an Amendment No. 1 to the Registration Statement on Form S-4, which was originally filed on October 19, 2006. The purpose of the Registration Statement on Form S-4 is to complete an exchange offer in order to provide the holders of our senior subordinated notes with an opportunity to exchange their unregistered notes for freely tradable notes that have been registered under the Securities Act. The SEC declared the Registration Statement effective on January 23, 2007. The exchange offer commenced on January 25, 2007 and will expire on February 23, 2007.
5. INCOME TAXES
We recorded income tax expense for the three months ended December 31, 2006 at an effective rate of 38.6%, which is based on our anticipated results for the full fiscal year. Our income tax expense differs from the amount computed by applying the statutory rate to income before income taxes due to the impact of permanent differences, such as meals and entertainment expense.
6. COMMON STOCK OPTION PLAN
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

The Predecessor Company adopted SFAS 123R in the quarter ended December 31, 2005 using the prospective method. The Predecessor Company recorded a charge of approximately $25,000 for the quarter ending December 31, 2005, with a total income tax benefit recognized in the income statement of approximately $10,000. We recorded a charge of approximately $0.7 million for the quarter ending December 31, 2006, with a total income tax benefit recognized in the income statement of approximately $0.3 million.
Activant Group, our parent company, has developed a stock option plan for the purpose of granting stock options to employees and key individuals associated with us. During 2006, we adopted the Activant Group Inc. 2006 Stock Incentive Plan, which provides for the grant of incentive and non–qualified stock options to employees associated with us. The option price may not be less than the fair market value at the date of grant as set by the Board of Directors from time to time. Options vest in varying amounts over a period up to five years and expire ten years from the date of the grant.
Information on stock options from September 30, 2006 to December 31, 2006 is as follows:

	2006 Option Plan
	Number of	Weighted Average
	Shares	Exercise Price
Total options outstanding at September 30, 2006	333,334	$1.00
Options granted	6,605,073	4.35
Options forfeited	—	—
Options exercised	—	—

Total options outstanding at December 31, 2006	6,938,407	$4.19

The total intrinsic value of the options was approximately $1.1 million. The weighted average estimated grant date fair value, as defined by SFAS 123R, for options granted under our stock option plans during the first three months of fiscal year 2006 was $4.35 per share. The fair value of each award granted from our stock option plans during the three months ended December 31, 2006 was estimated at the date of grant using the Black-Scholes option pricing model, that uses the assumptions in the following table. The expected term is based on historical data and represents the period of time that stock options granted are expected to be outstanding. Due to the fact that the common stock underlying the options is not publicly traded, the expected volatility is based on a comparable group of companies for the period. We do not intend to pay dividends on our common stock for the foreseeable future, and accordingly, use a dividend yield of zero. The risk-free rate for periods within the contractual life of the option is based on the T-Bill coupon rate for U.S Treasury securities in effect at the time of the grant with a maturity approximating the expected term.

Expected term	6.66 years
Expected volatility	50%
Expected dividends	0%
Risk-free rate	4.67%
7. SEGMENT REPORTING
We have organized our business around our products and services (“Segments”) as follows:
•	Systems, which is comprised primarily of proprietary software applications, third-party hardware and peripherals and implementation and training;

•	Product Support, which is comprised of daily operating support through our advice line, software updates, preventive and remedial on-site maintenance and depot repair services;

•	Content and Data Services, which is comprised primarily of databases, exchanges and other information services, including our electronic catalog in the automotive parts aftermarket, and

•	Other Services, which is comprised primarily of business products, such as forms and other paper products.
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
The following tables set forth, for the periods indicated, our revenues, cost of revenues, gross profit and gross profit as a percentage of revenue by Segment:

(dollars in thousands)	Three months ended December 31, 2005 (Predecessor)
		Product	Content &	Other
	Systems	Support	Data Services	Services	Total
Revenues	$40,923	$39,334	$15,976	$1,898	$98,131
Cost of Revenues	20,331	15,538	3,453	1,307	40,629

Gross Profit	$20,592	$23,796	$12,523	$591	$57,502

Gross Profit as a Percentage of Revenues	50.3%	60.5%	78.4%	31.1%	58.6%

(dollars in thousands)	Three months ended December 31, 2006 (Activant Solutions Inc.)
		Product	Content &	Other
	Systems	Support	Data Services	Services	Total
Revenues	$40,381	$39,509	$16,512	$1,829	$98,231
Cost of Revenues	20,810	15,706	3,552	1,352	41,420

Gross Profit	$19,571	$23,803	$12,960	$477	$56,811

Gross Profit as a Percentage of Revenues	48.5%	60.2%	78.5%	26.1%	57.8%
Geographic segments
A breakdown by geographic area of revenues and total assets is shown below. The Americas geographic area covers the United States and Canada. The Europe geographic area covers the United Kingdom, Ireland and France.

(dollars in thousands)	Three months ended December 31,
	2005	2006
	Predecessor	Activant Solutions Inc.
Revenues:
Americas	$96,448	$96,490
Europe	1,683	1,741

Total revenues	$98,131	$98,231

	September 30, 2006	December 31, 2006
Assets:
Americas	$965,217	$947,669
Europe	2,469	2,367

Total assets	$967,686	$950,036

8. GUARANTOR CONSOLIDATION
The senior secured credit agreement and the senior subordinated notes are guaranteed by our existing, wholly-owned domestic subsidiaries Triad Systems Financial Corporation, HM COOP LLC, Speedware USA, Inc., Prelude Systems Inc., Enterprise Computing Inc., Prophet 21, Inc. Speedware Holdings, Inc., Prophet 21 Canada, Inc., Prophet 21 New Jersey, Inc., , and STANPak Systems, Inc. Our other subsidiaries (the “Non-Guarantors”) are not guarantors of the senior secured credit agreement and the senior subordinated notes. The following consolidated statements of operations and cash flows for the three months ended December 31, 2005, represent the results of operations and cash flows of the Predecessor Company’s Guarantors and Non-Guarantors. The accompanying consolidated balance sheets as of September 30, 2006 and December 31, 2006 and the accompanying consolidated statements of operations and cash flows for the three months ended December 31, 2006 (Activant Solutions Inc.) and December 31, 2005 (Predecessor), represent the financial position, results of operations and cash flows of the Company’s Guarantors and Non-Guarantors.
Consolidating Balance Sheet as of December 31, 2006

(in thousands)	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$13,448	$5,484	$2,811	$—	$21,743
Trade accounts receivable, net of allowance for doubtful accounts	43,674	11,542	1,905	—	57,121
Inventories, net	4,817	514	105	—	5,436
Prepaid expenses and other current assets	19,924	1,980	916	—	22,820

Total current assets	81,863	19,520	5,737	—	107,120

Property and equipment, net	6,781	1,179	605	—	8,565
Intangible assets, net	216,904	—	—	—	216,904
Goodwill	597,832	—	—	—	597,832
Investments in subsidiaries	(24,098)	37,337	(8,730)	(4,509)	—
Deferred financing costs	15,296	—	—	—	15,296
Other assets	4,105	127	87	—	4,319

Total assets	$898,683	$58,163	$(2,301)	$(4,509)	$950,036

Liabilities and stockholder’s equity (deficit)
Current liabilities:
Accounts payable	$12,329	$2,064	$(1)	$—	$14,392
Intercompany payables (receivables)	—	—	—	—	—
Payroll related accruals	11,922	3,833	783	—	16,538
Deferred revenue	18,109	10,608	1,544	—	30,261
Accrued expenses and other current liabilities	17,083	1,511	(154)	—	18,440

Total current liabilities	59,443	18,016	2,172	—	79,631

Long-term debt	550,050	—	—	—	550,050
Deferred tax liabilities and other liabilities	61,056	7,565	1,023	—	69,644

Total liabilities	670,549	25,581	3,195	—	699,325

Total stockholder’s equity (deficit)	228,134	32,582	(5,496)	(4,509)	250,711

Total liabilities and stockholder’s equity (deficit)	$898,683	$58,163	$(2,301)	$(4,509)	$950,036

Consolidating Balance Sheet as of September 30, 2006

(in thousands)	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$26,498	$7,772	$2,113	$—	$36,383
Trade accounts receivable, net of allowance for doubtful accounts	39,134	12,681	3,874	—	55,689
Inventories, net	3,724	467	164	—	4,355
Prepaid expenses and other current assets	(10,021)	34,195	(636)	—	23,538

Total current assets	59,335	55,115	5,515	—	119,965

Property and equipment, net	6,717	1,341	669	—	8,727
Intangible assets, net	221,380	—	—	—	221,380
Goodwill	598,532	—	—	—	598,532
Investments in subsidiaries	16,911	(7,772)	3,437	(12,576)	—
Deferred financing costs	15,137	—	—	—	15,137
Other assets	3,734	127	84	—	3,945

Total assets	$921,746	$48,811	$9,705	$(12,576)	$967,686

Liabilities and stockholder’s equity (deficit)
Current liabilities:
Accounts payable	$10,996	$2,597	$351	$—	$13,944
Intercompany payables (receivables)	—	—	—	—	—
Payroll related accruals	13,362	3,362	1,542	—	18,266
Deferred revenue	14,186	11,763	3,739	—	29,688
Current portion of long-term debt	3,900	—	—	—	3,900
Accrued expenses and other current liabilities	21,798	1,585	53	—	23,436

Total current liabilities	64,242	19,307	5,685	—	89,234

Long-term debt	561,150	—	—	—	561,150
Deferred tax liabilities and other liabilities	61,006	7,599	1,024	—	69,629

Total liabilities	686,398	26,906	6,709	—	720,013

Total stockholder’s equity (deficit)	235,348	21,905	2,996	(12,576)	247,673

Total liabilities and stockholder’s equity (deficit)	$921,746	$48,811	$9,705	$(12,576)	$967,686

Consolidating Statement of Operations for the Three Months Ended December 31, 2006

(in thousands)	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$25,774	$13,263	$1,344	$—	$40,381
Services	37,262	16,879	3,709	—	57,850

Total revenues	63,036	30,142	5,053	—	98,231
Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	14,230	4,830	1,750	—	20,810
Services	14,500	4,185	1,925	—	20,610

Total cost of revenues	28,730	9,015	3,675	—	41,420

Gross profit	34,306	21,127	1,378	—	56,811

Operating expenses:
Sales and marketing	8,934	5,426	998	—	15,358
Product development	5,197	3,834	625	—	9,656
General and administrative	7,816	1,082	871	—	9,769
Depreciation and amortization	6,766	220	72	—	7,058

Total operating expenses	28,713	10,562	2,566	—	41,841

Operating income	5,593	10,565	(1,188)	—	14,970

Interest expense	(12,119)	(1)	(4)	—	(12,124)
Other income, net	299	127	16	—	442

Income (loss) before income taxes	(6,227)	10,691	(1,176)	—	3,288
Income tax expense	(1,267)	(3)	—	—	(1,270)

Net income (loss)	$(7,494)	$10,688	$(1,176)	$—	$2,018

Consolidating Statement of Operations for the Three Months Ended December 31, 2005 (Predecessor)

(in thousands)		Guarantor
	Parent	Principal	Guarantor	Non-Guarantor
	Company	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$—	$26,028	$14,378	$517	$—	$40,923
Services	—	33,583	19,560	4,065	—	57,208

Total revenues	—	59,611	33,938	4,582	—	98,131
Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	—	14,904	4,692	735	—	20,331
Services	—	12,664	5,559	2,075	—	20,298

Total cost of revenues	—	27,568	10,251	2,810	—	40,629

Gross profit	—	32,043	23,687	1,772	—	57,502

Operating expenses:
Sales and marketing	—	8,641	3,625	707	—	12,973
Product development	—	4,639	4,244	549	—	9,432
General and administrative	—	5,730	2,431	841	—	9,002
Depreciation and amortization	—	6,231	262	275	—	6,768

Total operating expenses	—	25,241	10,562	2,372	—	38,175

Operating income	—	6,802	13,125	(600)	—	19,327

Interest expense	(1,364)	(11,781)	(5)	1	—	(13,149)
Write-off of prior debt issuance costs	(329)	(1,206)	—	—	—	(1,535)
Other income, net	—	157	131	326	—	614

Income (loss) before income taxes	(1,693)	(6,028)	13,251	(273)	—	5,257
Income tax expense	646	(2,239)	(447)	34	—	(2,006)

Net income (loss)	$(1,047)	$(8,267)	$12,804	$(239)	$—	$3,251

Consolidating Statement of Cash Flows for the Three Months Ended December 31, 2006

(in thousands)	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$4,268	$(2,233)	$701	$—	$2,736

Investing activities
Purchase of property and equipment	(1,180)	(55)	(3)	—	(1,238)
Capitalized computer software costs and databases	(1,174)	—	—	—	(1,174)
Purchase price adjustments	700	—	—	—	700

Net cash used in investing activities	(1,654)	(55)	(3)	—	(1,712)

Financing activities
Payment on long-term debt	(15,000)	—	—	—	(15,000)
Deferred financing costs	(664)	—	—	—	(664)

Net cash provided by (used in) financing activities	(15,664)	—	—	—	(15,664)

Net change in cash and cash equivalents	(13,050)	(2,288)	698	—	(14,640)
Cash and cash equivalents, beginning of period	26,498	7,772	2,113	—	36,383

Cash and cash equivalents, end of period	$13,448	$5,484	$2,811	$—	$21,743

Consolidating Statement of Cash Flows for the Three Months Ended December 31, 2005 (Predecessor)

		Guarantor
	Parent	Principal	Guarantor	Non-Guarantor
	Company	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(1,736)	$(2,677)	$98	$193	$—	$(4,122)

Investing activities
Purchase of property and equipment	—	(1,258)	(45)	(109)	—	(1,412)
Capitalized computer software costs and databases	—	(1,468)	—	—	—	(1,468)
Purchase price adjustments	—	508	—	—	—	508
Equity distributions from partnerships	—	679	—	—	—	679

Net cash used in investing activities	—	(1,539)	(45)	(109)	—	(1,693)

Financing activities
Proceeds from long-term debt	40,000	145,000	—	—	—	185,000
Repayment of unsecured bridge loan	(40,000)	(140,000)	—	—	—	(180,000)
Proceeds from credit facility	—	6,000	—	—	—	6,000
Payment on long-term debt	—	—	(64)	—	—	(64)
Repurchase of common stock	(840)	—	—	—	—	(840)
Dividend to/from parent	3,369	(3,369)	—	—	—	—
Deferred financing costs	(793)	(2,705)	—	—	—	(3,498)

Net cash provided by (used in) financing activities	1,736	4,926	(64)	—	—	6,598

Net change in cash and cash equivalents	—	710	(11)	84	—	783
Cash and cash equivalents, beginning of period	—	5,800	3,943	1,209	—	10,952

Cash and cash equivalents, end of period	$—	$6,510	$3,932	$1,293	$—	$11,735

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our results of operations and financial condition includes the Predecessor periods prior to the consummation of the transactions. We refer to the operations of both the Predecessor and the Successor as ours, unless specifically stated otherwise. You should read the following discussion and analysis in conjunction with our financial statements and related notes included above. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors listed below.
A merger of Activant Group Inc., (formerly known as Lone Star Holding Corp.), or Activant Group, Lone Star Merger Corp., or Merger Sub, and Activant Solutions Holdings Inc., or Holdings or the Predecessor, was consummated on May 2, 2006, whereupon, Holdings became wholly owned by investment funds affiliated with Hellman & Friedman LLC, Thoma Cressey Equity Partners, Inc. and JMI Equity and certain members of our management. Following the merger, on May 2, 2006, Holdings merged with and into Activant Solutions Inc., with Activant Solutions Inc., or the Successor, continuing as the surviving corporation and as a wholly-owned subsidiary of Activant Group. These mergers are referred to in this report as the “mergers” and the transactions related to the mergers are referred to collectively in this report as the “transactions.” The transactions closed on May 2, 2006. Activant Group was incorporated on March 7, 2006 for the purpose of acquiring Activant Holdings and did not have any operations prior to May 2, 2006 other than in connection with the Activant Holdings acquisition.
Overview
We are a provider of business management solutions serving small and medium-sized retail and wholesale distribution businesses. With over 25 years of operating history, we have developed substantial expertise in serving businesses with complex distribution requirements in three primary vertical markets: hardlines and lumber, wholesale distribution and the automotive parts aftermarket (“Auto”). Using a combination of proprietary software and extensive expertise in these vertical markets, we provide complete business management solutions consisting of tailored systems, product support and content and data services designed to meet the unique requirements of our customers. Our fully integrated systems and services include point-of-sale, inventory management, general accounting and enhanced data management that enable our customers to manage their day-to-day operations. Our revenues are derived from our four reporting segments which are organized around the following business management solutions:
▪	Systems, which is comprised primarily of proprietary software applications, implementation and training and third-party software, hardware and peripherals. For the three months ended December 31, 2006, systems revenues accounted for 41% of our total revenues;

▪	Product Support, which is comprised primarily of customer support activities, including support through our advice line, software updates, preventive and remedial on-site maintenance and depot repair services. Our product support services are generally provided on a subscription basis, and accordingly, revenues from this segment are generally recurring in nature. For the three months ended December 31, 2006, product support revenues accounted for 40% of our total revenues;

▪	Content and Data Services, which is comprised primarily of proprietary database and data management products for the vertical markets we serve (such as our comprehensive electronic automotive parts and applications catalog and point-of-sale business analysis data), connectivity services, e-commerce, networking and security monitoring management solutions. Our content and data services are generally provided on a monthly subscription basis and accordingly, revenues from this segment are generally recurring in nature. For the three months ended December 31, 2006, content and data services revenues accounted for 17% of our total revenues; and

▪	Other Services, which is comprised primarily of business products, such as forms and other paper products. For the three months ended December 31, 2006, other services revenues accounted for 2% of our total revenues.
For the three months ended December 31, 2006, our revenues were derived from customers that operate in three vertical markets — hardlines and lumber, wholesale distribution and Auto — and from our productivity tools business.
▪	The hardlines and lumber vertical market consists of independent hardware retailers, home improvement centers, paint, glass and wallpaper stores, farm supply stores, retail nurseries and garden centers and independent lumber and building material dealers primarily in the United States. For the three months ended December 31, 2006, we generated approximately 42% of our total revenues from the hardlines and lumber vertical market.

▪	The wholesale distribution vertical market consists of distributors of a range of products including electrical supply, plumbing, medical supply, heating and air conditioning, brick, stone and related materials, roofing, siding, insulation, industrial machinery and equipment, industrial supplies, fluid power, janitorial and sanitation products, paper and packaging, and service establishment equipment vendors, primarily in the United States. For the three months ended December 31, 2006, we generated approximately 31% of our total revenues from the wholesale distribution vertical market.

▪	Auto consists of customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks, and includes manufacturers, warehouse distributors, parts stores, professional installers and several chains in North America and Europe. For the three months ended December 31, 2006, we generated approximately 23% of our total revenues from Auto.

▪	The productivity tools business consists of software migration and application development tools. For the three months ended December 31, 2006, we generated approximately 4% of our total revenues from the productivity tools business.
Historical Results of Operations
Three months ended December 31, 2006 compared to three months ended December 31, 2005
Revenues. We derive our revenues primarily from customers that operate in three vertical markets — hardlines and lumber, wholesale distribution and the automotive parts aftermarket (“Auto”) — and from our productivity tools business. The following table sets forth, for the periods indicated, our Segment revenues by vertical market and for productivity tools and the variance thereof.

	Three months ended December 31,
(in thousands)	2005	2006	Variance $	Variance %
Systems Revenues:
Hardlines and Lumber	$22,824	$20,908	$(1,916)	(8.4)%
Auto	4,225	3,736	(489)	(11.6)%
Wholesale Distribution	12,406	13,263	857	6.9%
Productivity Tools	1,468	2,474	1,006	68.5%

Total Systems Revenues	$40,923	$40,381	$(542)	(1.3)%

Product Support Revenues:
Hardlines and Lumber	$15,661	$16,900	$1,239	7.9%
Auto	7,860	6,843	(1,017)	(12.9)%
Wholesale Distribution	13,931	14,182	251	1.8%
Productivity Tools	1,882	1,584	(298)	(15.8)%

Total Product Support Revenues	$39,334	$39,509	$175	0.4%

Content and Data Services Revenues:
Hardlines and Lumber	$1,459	$1,846	$387	26.5%
Auto	12,416	11,969	(447)	(3.6)%
Wholesale Distribution	2,101	2,697	596	28.4%
Productivity Tools	—	—	—	—

Total Content and Data Services Revenues	$15,976	$16,512	$536	3.4%

Other Services Revenues:
Hardlines and Lumber	$1,729	$1,829	$100	5.8%
Auto	129	—	(129)	—
Wholesale Distribution	40	—	(40)	—
Productivity Tools	—	—	—	—

Total Other Revenues	$1,898	$1,829	$(69)	(3.6)%

Total Revenues:
Hardlines and Lumber	$41,673	$41,483	$(190)	(0.5)%
Auto	24,630	22,548	(2,082)	(8.5)%
Wholesale Distribution	28,478	30,142	1,664	5.8%
Productivity Tools	3,350	4,058	708	21.1%

Total Revenues	$98,131	$98,231	$100	0.1%

Total revenues for the three months ended December 31, 2006 increased slightly by $0.1 million, or 0.1%, compared to the three months ended December 31, 2005. This increase was comprised primarily of $0.5 million increase in Content and Data Services revenues offset by a decrease of $0.6 million in Systems revenues. Year over year comparative results reflect both the relatively strong performance in the first quarter of fiscal year 2006 and the exceptionally strong performance in the fourth quarter of fiscal year 2006 with the later having the effect of reducing the effective pipeline of transactions that could be closed in the first quarter of fiscal year 2007.
Factors affecting Systems revenues for the three months ended December 31, 2006.
•	Systems revenues from our hardlines and lumber vertical market decreased by $1.9 million, or 8.4% due to lower demand and timing of customer installations.

•	Systems revenue for Auto decreased by $0.5 million, or 11.7%, primarily due to the timing of the implementation of certain warehouse systems.

•	Systems revenue from our wholesale distribution vertical market increased by $0.9 million due to a higher percentage of sales to large strategic customers, who generally have a higher average selling price (ASP) due to their size and complexity.

•	The $1.0 million increase in productivity tools systems revenues is attributable to an increase in the number of platform migration projects currently being implemented by our customers.

Factors affecting Product Support revenues for the three months ended December 31, 2006.
•	Product Support revenue from our hardlines and lumber vertical market increased by $1.2 million, or 7.9%. This increase is attributable to our increased systems sales in prior periods, which over time, results in increased Product Support revenues.

•	Auto Product Support revenues declined by $1.0 million, or 12.9%. Auto experienced a decline of approximately $0.4 million in product support revenues associated with customer attrition from our older systems that we continue to support but do not actively sell to new customers. We expect that product support revenues from our older systems will continue to decline. Approximately $0.6 million of the decline was associated with General Parts, Inc.’s decision to begin replacing our J-CON system with its own branded store system. We do not expect to recapture this product support revenue.
Factors affecting Content and Data Services revenues for the three months ended December 31, 2006.
•	Content and Data Services revenues from our hardlines and lumber vertical market increased by $0.4 million, or 26.5%, primarily due to increased sales of our Vista POS/panel data to original equipment manufactures.

•	Auto Content and Data Services revenues declined by $0.4 million, or 3.6%, primarily due to customer attrition from our older systems that we continue to support but do not actively sell to new customers.

•	Content and Data Services revenues from our wholesale distribution vertical market increased by $0.6 million, or 28.4%, primarily due to an increase in web hosting services and electronic commerce products.
Total cost of revenues and gross margins as a percentage of revenues.
The following table sets forth, for the periods indicated, our cost of revenues and the variance thereof.

	Three months ended December 31,
(in thousands)	2005	2006	Variance $	Variance %
Cost of revenues:
Systems	$20,331	$20,810	$479	2.4%
Product Support	15,538	15,706	168	1.1%
Content and Data Services	3,453	3,552	99	2.9%
Other Services	1,307	1,352	45	3.4%

Total cost of revenues	$40,629	$41,420	$791	1.9%

The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues.

	Three months ended
	December 31,
	2005	2006
Gross margin as a percentage of revenues by segment:
Systems	50.3%	48.5%
Product Support	60.5%	60.2%
Content and Data Services	78.4%	78.5%
Other Services	31.1%	26.1%

Total gross margin as a percentage of revenues	58.6%	57.8%
Total Cost of Revenues. Total cost of revenues for the three months ended December 31, 2006 increased by $0.8 million, or 1.9%, compared to the three months ended December 31, 2005. This increase was comprised primarily of a general increase in costs while continuing to maintain historical product pricing.
•	Cost of Systems Revenues. Total cost of Systems revenues for the three months ended December 31, 2006 increased by $0.5 million, or 2.4%, compared to the three months ended December 31, 2005. This increase was primarily due to higher costs, primarily salaries in the education and training support functions. Gross margin as a percentage of revenues decreased from 50.3% for the three months ended December 31, 2005 to 48.5% for the three months ended December 31, 2006. The decline in Systems gross margin is predominantly due to higher general costs associated with product installation, primarily education and training support, without a corresponding increase in customer pricing.

•	Cost of Product Support Revenues. Cost of Product Support revenues for the three months ended December 31, 2006 increased by $0.2 million, or 1.1%, compared to the three months ended December 31, 2005. Gross margin as a percentage of revenues decreased slightly from 60.5% for the three months ended December 31, 2005 to 60.2% for the three months ended December 31, 2006 as we continue to invest in our customer support center.
Total Operating Expenses. The following table sets forth, for the periods indicated, operating expenses and the variance thereof.

	Three months ended December 31,
(in thousands)	2005	2006	Variance $	Variance %
Sales and Marketing Expense	$12,973	$15,358	$2,385	18.4%
Product Development Expense	9,432	9,656	224	2.4%
General and Administrative Expense	9,002	9,769	767	8.5%
Depreciation and Amortization	6,768	7,058	290	4.3%

Total Operating Expenses	$38,175	$41,841	$3,666	9.6%

Total operating expenses increased by $3.7 million, or 9.6%, for the three months ended December 31, 2006 compared to the three months ended December 31, 2005. The increase was primarily a result of higher sales and marketing expenses of $2.4 million and stock option expenses of $0.7 million.
•	Sales and Marketing Expense. Sales and marketing expense increased by $2.4 million, or 18.4%, for the three months ended December 31, 2006 compared to the three months ended December 31, 2005. The increase was primarily a result of increased salaries as we continue to expand the sales force, higher bonuses and commissions that are generally paid upon bookings, and an increase in the allowance for doubtful accounts due to lengthening of our days sales outstanding.

•	Product Development Expense. Product development expense increased by $0.2 million, or 2.4%, for the three months ended December 31, 2006 compared to the three months ended December 31, 2005 primarily due to higher salaries.

•	General and Administrative Expense. General and administrative expense increased by $0.8 million, or 8.5% for the three months ended December 31, 2006 compared to the three months ended December 31, 2005. The primary reason for the increase was a charge of $0.7 million for stock options. Costs associated with relocating our corporate headquarters and increased investments in our information technology infrastructure were offset by lower finance department costs resulting from synergies achieved from consolidating functions of our acquired companies.

•	Depreciation and Amortization. Amortization expense was $5.6 million for the three months ended December 31, 2006 compared to $5.3 million for the three months ended December 31, 2005. The increase resulted from approximately $97.0 of additional intangible assets associated with the mergers, partially offset by longer lives of finite-lived intangible assets.
Operating Income. Due to the above factors, operating income for the three months ended December 31, 2006 decreased by $4.4 million, or 22.5%. Operating income as a percentage of total revenues decreased to 15.2% of total revenues, from 19.7% of total revenues, for the three months ended December 31, 2006 and 2005, respectively. The decrease in operating income as a percentage of total revenues was primarily a result of lower gross margins, higher sales and marketing expense and stock option expense for the three months ended December 31, 2006.
Interest Expense. Interest expense for the three months ended December 31, 2006 was $12.1 million compared to $13.1 million for the three months ended December 31, 2005, a decrease of $1.0 million, or 7.8%. The decrease is primarily a result of lower interest rates associated with our new debt structure, partially offset by an increase in debt of approximately $130.0 million.
Net Income. As a result of the above factors, we realized net income of $2.0 million for the three months ended December 31, 2006, compared to net income of $3.3 million for the three months ended December 31, 2005.

Liquidity and Capital Resources
Overview
Our principal liquidity requirements are for debt service, capital expenditures and working capital.
Our ability to service our indebtedness will depend on our ability to generate cash in the future. For the three months ended December 31, 2006, our net cash provided by operating activities was $2.7 million which included depreciation and amortization expenses of $7.1 million and non-cash stock option expense of $0.7 million.
Our cash balance at December 31, 2006 was $21.7 million. As of December 31, 2006, we had $550.1 million in outstanding indebtedness comprised primarily of $373.1 million of a senior secured term loan pursuant to our senior secured credit agreement, $175.0 million senior subordinated notes due 2016, and $2.0 million aggregate principal amount of 10 1/2% senior notes due 2011. Our senior secured credit agreement provides for maximum borrowings of up to $40.0 million, including letters of credit up to a maximum of $5.0 million.
On May 2, 2006, in connection with the consummation of the transactions, we entered into a senior secured credit agreement. The senior secured credit agreement provides for (i) a seven-year term loan in the amount of $390.0 million, amortized at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after May 2, 2006, with the balance paid at maturity, and (ii) a five-year revolving credit facility that permits loans in an aggregate amount of up to $40.0 million, which includes a letter of credit facility and a swing line facility. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, five years from May 2, 2006. In addition, subject to certain terms and conditions, the senior secured credit agreement provides for one or more uncommitted incremental term loan and/or revolving credit facilities in an aggregate amount not to exceed $75.0 million. Proceeds of the term loan on the initial borrowing date were used to partially finance the mergers, to refinance certain of our indebtedness and to pay fees and expenses incurred in connection with the mergers and the related financings and transactions.
The borrowings under the senior secured credit agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank Trust Company Americas, and (2) the federal funds rate plus 1/2 of 1%; or (b) a reserve adjusted Eurodollar rate on deposits for periods of one-, two-, three-, or six-months (or, to the extent agreed to by each applicable lender, nine- or twelve-months or less than one month). The initial applicable margin for borrowings is:
•	under the revolving credit facility, 1.25% with respect to base rate borrowings and 2.25% with respect to Eurodollar rate borrowings, which may be reduced subject to our attainment of certain leverage ratios; and

•	under the term loan facilities, 1.00% with respect to base rate borrowings and 2.00% with respect to Eurodollar rate borrowings.
In addition to paying interest on outstanding principal under the senior secured credit agreement, we will be required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. We must also pay customary letter of credit fees for issued and outstanding letters of credit.
On April 27, 2006, in connection with the consummation of the transactions, we issued $175.0 million aggregate principal amount of 9.50% senior subordinated notes due May 2, 2016. Each of our domestic subsidiaries, as primary obligors and not merely as sureties, jointly and severally, irrevocably and unconditionally guaranteed, on an unsecured senior subordinated basis, the performance and full and punctual payment when due, whether at maturity, by acceleration or otherwise, of all of our obligations under the senior subordinated notes indenture and the senior subordinated notes due 2016. The notes are our unsecured senior subordinated obligations and are subordinated in right of payment to all of our existing and future senior indebtedness (including the senior secured credit agreement), are effectively subordinated to all of our secured indebtedness (including the senior secured credit agreement); and senior in right of payment to all of our existing and future subordinated indebtedness.
The terms of the senior secured credit agreement and the senior subordinated notes restrict certain activities, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets and transactions with affiliates. In addition, the senior secured credit agreement requires us to maintain a maximum total net leverage ratio and a minimum interest coverage ratio. The senior secured credit agreement also contains certain customary affirmative covenants and events of default. At December 31, 2006, we were in compliance with all of the senior secured credit agreement’s and the senior subordinated notes covenants.

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
Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005
Our net cash provided by operating activities for the three months ended December 31, 2006 was $2.7 million. Our net cash used in operating activities was $4.1 million for the three months ended December 31, 2005. The increase in cash flow provided by operating activities for the three months ended December 31, 2006 compared to the three months ended December 31, 2005 was primarily due to a $7.0 million difference in the change in operating assets and liabilities compared to the prior period, primarily in the accounts receivable and deferred revenue balances.
Our investing activities used net cash of $1.7 million during the three months ended December 31, 2006 and 2005. Our capital expenditures were $2.4 million and $2.9 million for the three months ended December 31, 2006 and 2005, respectively. These amounts included capitalized computer software and database costs of $1.2 million and $1.5 million for the three months ended December 31, 2006 and 2005, respectively.
Our financing activities used cash of $15.7 million for the three months ended December 31, 2006, primarily consisting of a payment on our senior secured term loan of $15.0 million. In the three months ended December 31, 2005, we generated cash of $6.6 million, primarily consisting of the issuance of $185.0 million aggregate principle amount of floating rate senior notes due 2010. The proceeds, net of $3.5 million debt issuance costs, were used to repay our $180.0 senior unsecured bridge loan. We also borrowed $6.0 million under our senior revolving credit facility during the three-month period ended December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
At December 31, 2006, we had outstanding $2.0 million aggregate principal amount of 10 1/2% senior notes due 2011, $373.0 million aggregate principal amount of a term loan due 2013, $175.0 million of senior subordinated notes and no borrowings under our revolving credit facility. The term notes due 2013 bear interest at floating rates. In May 2006, we entered into four interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations and to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. Giving effect to the interest rate swap, a 0.25% increase in floating rates would increase our interest expense by $0.4 million annually.
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
We monitor our foreign currency exposure and, from time to time, will attempt to reduce our exposure through hedging. At December 31, 2006, we had no foreign currency contracts outstanding.
Item 4. Controls and Procedures.
(a) Disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Principal Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that information required to be disclosed by us in the reports that we file with or submit to the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file with or submit to the SEC is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on the evaluation of our disclosure controls and procedures as described above, our CEO and CFO have concluded that as of December 31, 2006 our disclosure controls and procedures were effective.
(b) Internal controls over financial reporting. During the fiscal quarter ended December 31, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to our operations. We do not believe that such proceedings and actions will, individually or in the aggregate, have a material adverse effect on our results of operations, financial condition or cash flows.
Item 1A. Risk Factors.
We became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, on January 23, 2007. Accordingly, the following are the risk factors associated with our company.
Any of the following risks could materially and adversely affect our business, financial condition or results of operations. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations.
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
We may not be able to effectively respond to the changing technological requirements of the vertical markets we serve. To the extent we determine that new software and hardware technologies are required to remain competitive or our customers demand more advanced offerings, the development, acquisition and implementation of these technologies are likely to require significant capital investments by us. Capital may not be available for these purposes and investments in technologies may not result in commercially viable products. In addition, we may not be able to maintain our electronic automotive parts and applications catalog or introduce new versions or releases in a timely manner, and we may not be able to implement these new versions or releases in a manner that will meet the needs of our customers and maintain their proprietary nature. In the event we are not able to respond to changing technological requirements in the vertical markets we serve or our customers’ needs, our revenues could decline significantly and our operating results could be materially adversely affected.
If we do not develop new relationships and maintain our existing relationships with key customers and/or well-known market participants, our revenues could decline significantly and our operating results could be materially adversely affected.
We have developed strategic relationships with many well-known market participants in the hardlines and lumber vertical market and the automotive parts aftermarket. For example, we are a preferred or a recommended business management solutions provider for the members of the Ace Hardware Corp. and Do it Best Corp. cooperatives and Aftermarket Auto Parts Alliance, Inc. We believe that our ability to increase revenues depends in part upon maintaining our existing customer and market relationships and developing new relationships. We may not be able to renew or replace our existing licensing agreements upon expiration or maintain our market relationships that allow us to market and sell our products effectively. The loss of key relationships, in whole or in part, could materially adversely impact our business.

General Parts, Inc., our largest customer, intends to discontinue the use of certain of our products and, as a result, our revenues in the automotive parts aftermarket could decline significantly and our operating results could be materially adversely affected.
In June 2004, General Parts, Inc., one of our largest customers, informed us of its intention to replace our J-CON parts store system with its own branded product at its company-owned stores and to recommend that its independent affiliated stores also replace the J-CON system. We believe the majority of this transition was completed by the end of calendar year 2006. J-CON product support revenues for all of General Parts’ company-owned stores and independent affiliated stores were approximately $3.7 million for the year ended September 30, 2006.
Approximately 59% of our total revenues for our fiscal year 2006 was derived from product support and content and data services and other services, which generally are subscription based and not governed by long-term contracts, and therefore, if our current customers do not continue their subscriptions, our revenues could decline significantly and our operating results could be materially adversely affected.
Our product support and content and data services are typically provided on a subscription basis, subject to cancellation on 30 to 60 days’ notice without penalty. Accordingly, our customers may not continue to subscribe to our services. As we stop actively improving and selling several of our older systems, we experience reduced rates of customer retention, which has been particularly evident in the automotive parts aftermarket. These developments have resulted in a decrease in our automotive parts aftermarket product support revenues from $34.5 million for fiscal year 2005 to $29.2 million for fiscal year 2006, representing a decrease of 15.4%. We expect the decreases in automotive parts aftermarket product support revenues to continue, although we cannot predict with certainty the magnitude and timing of future decreases.
Our success is dependent in part upon the performance and integration of our new chief executive officer and on the performance and integration of new members of our senior management replacing those members of our senior management who left us in 2006-2007. If we are unable to integrate our new chief executive officer and other members of senior management who replaced members of our senior management who are terminating their employment, there could be a negative effect on our ability to operate our business.
Our success and ability to implement our business strategy, including integrating acquisitions, depend upon the continued contributions of our management team and others, including our technical employees. On May 2, 2006, Mr. Pervez Qureshi, formerly our chief operating officer, became our chief executive officer and president. Our business and operations are substantially dependent on the performance and integration of our new chief executive officer and president. We have also relocated our headquarters to our Livermore, California office. Mr. Greg Petersen resigned as Executive Vice President effective January 5, 2007 and Mr. Christopher Speltz resigned as Senior Vice President of Finance and Treasurer effective January 2, 2007 due to their inability to relocate to Livermore. Mr. Richard Rew (our former vice president, general counsel and secretary) resigned effective on July 14, 2006. Mr. Timothy Taich joined us as our new Vice President and General Counsel as of September 18, 2006. In addition, Mr. Brian Agle, who joined us as our Senior Vice President and Chief Financial Officer as of November 16, 2006, resigned, effective February 9, 2007. Our future success also depends on the performance and integration of our new senior management and our ability to attract and retain qualified personnel. A failure to retain members of our senior management team or attract other qualified personnel could reduce our revenues, increase our expenses and reduce our profitability.
Our new Eagle and Vision products developed for the automotive parts aftermarket are key elements to our strategy to re-establish growth in the automotive parts aftermarket, and if this product does not gain market acceptance within that market our future growth and operating results could be adversely affected.
A component of our business strategy is to re-establish growth in the automotive parts aftermarket through the introduction of new systems and services. We have developed a version of our Eagle product, a Windows-based system that has versions currently targeted at the hardlines and lumber vertical markets, that targets the automotive parts aftermarket. In the event our version of Eagle for the automotive parts aftermarket does not gain acceptance within that market, our future growth and operating results could be adversely affected.
The costs and difficulties of integrating future acquisitions could impede our future growth, diminish our competitiveness and materially adversely affect our operations.
In September 2005, we acquired Prophet 21. This acquisition increased the size and geographic scope of our operations. Additionally, we may pursue further acquisitions as part of our expansion strategy or to augment our sales, including additional acquisitions that extend our presence outside of North America. However, we may be unable to identify additional potential acquisition targets, integrate and manage successfully any acquired businesses or achieve a substantial portion of any anticipated cost savings or other anticipated benefits from other acquisitions in the timeframe we anticipate, or at all. Acquisitions, including Prophet 21, involve numerous risks, such as difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, market acceptance of our integrated product offerings, risks related to potential unknown liabilities associated with acquired businesses, personnel turnover and the diversion of management’s attention from other business concerns. Acquisitions of foreign businesses involve numerous additional risks, including difficulty enforcing agreements and collecting receivables under foreign laws and regulations, unexpected political, legal, trade or economic changes or instability, more stringent regulatory requirements or rules relating to labor or the environment, difficulty enforcing our intellectual property rights and increased exposure to foreign exchange rate fluctuations.
A significant portion of our total assets consist of goodwill and other intangible assets, which may be subject impairment charges in the future depending upon the financial results of our business.
Approximately $599 million of the purchase price paid in connection with the transactions completed in May 2006 was allocated to acquired goodwill, which must be assessed for impairment at least annually. In the future, if our business does not yield expected financial results we may be required to take charges to our earnings based on this impairment assessment process, which could materially adversely affect our financial position.
We rely on third-party information for our electronic automotive parts and applications catalog and we are increasingly facing pressure to present our electronic automotive parts and applications catalog in a flexible format, each of which could expose us to a variety of risks, including increased pressure on our pricing.
We are dependent upon third parties to supply information for our electronic automotive parts and applications catalog. Currently, we obtain most of this information without a contract. In the future, more third-party suppliers may require us to enter into a license agreement and/or pay a fee for the use of the information or may make it more generally available to others. For example, an industry association is currently developing a data collection format that would make this information more accessible to consumers and provide it in a more usable format. We rely on this third-party information to continuously update our catalog. In addition, as a result of competitive pressures, we may begin providing our electronic automotive parts and applications catalog in a flexible format which could make it more difficult for us to maintain control over the way information presented in our catalog is used. Any change in the manner or basis on which we currently receive this information or in which it is made available to others who are or who could become competitors could have a material adverse effect on our electronic automotive parts and applications catalog business, which could have a material adverse effect on our business and results of operations.
If our existing customers who operate systems that we no longer actively sell do not upgrade or delay upgrading to our current generation of systems or upgrade to a system not sold by us, our operating results could be materially adversely affected.
Approximately half of our existing customers currently operate systems that we service and maintain but do not actively sell. Although we have developed upgrade paths to newer technologies for substantially all of these older systems, we cannot predict if or when our customers will upgrade to these newer technologies. If our customers do not upgrade or delay the upgrade cycle, or if they upgrade to a competitive system, our systems sales and services revenues and operating results could be materially adversely affected.
We compete with many other technology providers in connection with the sale of our business management solutions to the retail and wholesale distribution market and our failure to effectively compete could erode our market share and/or profit margins.
The retail and wholesale distribution market is highly fragmented and the technology needs in this market are supplied by many competitors. In the hardlines and lumber vertical market we compete primarily with smaller, niche-focused companies, many of which target specific geographic regions. In the automotive parts aftermarket, we compete primarily with smaller software companies that may operate regionally or in a specific niche of the market. Many of these competitors price their products and services below our prices which over time may impact our pricing and profit margins. We compete with several companies in the wholesale distribution vertical market that are larger than us, including Infor Global Solutions, Inc. and Intuit Inc. In addition, there are also several niche competitors in the wholesale distribution vertical market. Further, several large software companies have made public announcements regarding the attractiveness of various small and medium-sized business markets and their intention to expand their focus in these markets, including Intuit Inc., Microsoft Corporation, Oracle Corporation, SAP AG and The Sage Group plc. To date, we have rarely competed directly with any of these larger software companies; however, we may do so in the future. Our present and future competitors may have greater financial and other resources than we do and may develop better solutions than those offered by us. If increased spending is required to maintain market share or a rapid technological change in the industry occurs, we may encounter additional competitive pressures which could materially adversely affect our market share and/or profit margin.
Because of the varying sales cycles applicable to our systems sales, our quarterly systems revenues and other operating results can be difficult to predict and may fluctuate substantially.
Our systems revenues have increased from approximately 27% of our total revenues for fiscal year 2002 to approximately 41% of our total revenues for fiscal year 2006. We expect our systems revenues to continue to represent a material percentage of our total revenues. The sales cycle for our systems generally ranges from 90 days to 12 months, and it may be difficult to predict when a sale will close, if at all. It is therefore difficult to predict the quarter in which a particular sale will occur and to plan our expenditures accordingly.
Because of quarterly fluctuations, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. The delay or failure to complete systems sales in a particular quarter would reduce our revenues in that quarter and until any such sale is made, and increase revenues in any subsequent quarters over which revenues for any such sale would likely be recognized.
Future consolidation among our customers and other businesses in the markets in which we operate may reduce our revenues, which would negatively impact our financial performance.
The markets we serve are highly fragmented. These markets have in the past and are expected to continue to experience consolidation. For example, the hardlines and lumber vertical market has experienced consolidation as retail hardware stores and lumber and building materials dealers try to compete with mass merchandisers such as The Home Depot Inc., Lowe’s Companies, Inc. and Menard, Inc. In addition, some of the mass merchandisers, such as The Home Depot Inc., and many large distributors have been acquiring smaller chains and independent stores. We may lose customers as a result of this consolidation. Our customers may be acquired by companies with their own proprietary business management systems or by companies that utilize a competitor’s system, or our customers may be forced to shut down due to this competition. Additionally, if original equipment manufacturers successfully increase sales into the automotive parts aftermarket, our customers in this vertical market may lose revenues, which could adversely affect their ability to purchase and maintain our solutions or stay in business.
If we fail to adequately protect our proprietary rights and intellectual property, we may incur unanticipated costs and our competitive position may suffer.
Our success and ability to compete effectively depend in part on our proprietary technology. We have approximately 275 registered copyrights, 90 registered trademarks and five registered patents in the United States. We attempt to protect our proprietary technology through the use of trademarks, patents, copyrights, trade secrets and confidentiality agreements. Legal protections for information products may be limited and technical means may not be available to protect against unauthorized use, access, display, reproduction or distribution. We may not be able to adequately protect our technology and competitors may develop similar technology independently.
If we become subject to adverse claims alleging infringement of third-party proprietary rights, we may incur unanticipated costs and our competitive position may suffer.
We are subject to the risk that we are infringing on the proprietary rights of third parties. Although we are not aware of any infringement by our technology on the proprietary rights of others and are not currently subject to any legal proceedings involving claimed infringements by our products, we may be subject to such third-party claims, litigation or indemnity demands and these claims may be successful. If a claim or indemnity demand were to be brought against us, it could result in costly litigation or product shipment delays or force us to stop selling such product or providing such services or to enter into royalty or license agreements that may require substantial royalty or licensing payments.
Our software and information services could contain design defects or errors that could affect our reputation, result in significant costs to us and impair our ability to sell our products.

Our software and information services are highly complex and sophisticated and could, from time to time, contain design defects or errors. Additionally, third-party information supplied to us for inclusion in our electronic automotive parts and applications catalog may not be complete, accurate or timely. These defects or errors may delay the release or shipment of our products or, if the defect or error is discovered only after customers have received the products, that these defects or errors could result in increased costs, litigation, customer attrition, reduced market acceptance of our systems and services or damage to our reputation.
Interruptions in our connectivity applications and our systems could disrupt the services that we provide and materially adversely affect our business and results of operations.
Certain of our customers depend on the efficient and uninterrupted operation of our software connectivity applications, such as AConneX. In addition, our businesses are highly dependent on our ability to communicate with our customers in providing services and to process, on a daily basis, a large number of transactions. We rely heavily on our telecommunications and information technology infrastructure, as well as payroll, financial, accounting and other data processing systems. These applications and systems are vulnerable to damage or interruption from a variety of sources, including natural disasters, telecommunications failures and electricity brownouts or blackouts. If any of these systems fail to operate properly or become disabled, we could suffer financial loss, a disruption of our businesses, or damage to our reputation. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our connectivity applications or in these services. We have disaster recovery plans in place to protect our businesses against natural disasters, security breaches, power or communications failures or similar events. At the same time, we have concluded it is not cost effective at this time to maintain any secondary “off-site” systems to replicate our connectivity applications, and we do not maintain and are not contractually required to maintain a formal disaster recovery plan with respect to these applications. Despite our preparations, in the event of a catastrophic occurrence, our disaster recovery plans may not be successful in preventing loss of customer data, service interruptions, disruptions to our operations or ability to communicate with our customers, or damage to our important locations. To the extent that any disruptions result in a loss or damage to our data center, telecommunications or information technology infrastructure, or our connectivity applications, it could result in damage to our reputation and lost revenues due to service interruptions and adverse customer reactions.
In the event of a failure in a customer’s computer system installed by us, a claim for damages may be made against us regardless of our responsibility for the failure, which could expose us to liability.
We provide business management solutions that we believe are critical to the operations of our customers’ businesses and provide benefits that may be difficult to quantify. Any failure of a customer’s system installed by us could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we attempt to limit our contractual liability for damages resulting from negligent acts, errors, mistakes or omissions in rendering our services, the limitations on liability we include in our agreements may not be enforceable in all cases, and those limitations on liability may not otherwise protect us from liability for damages. Furthermore, our insurance coverage may not be adequate and that coverage may not remain available at acceptable costs. Successful claims brought against us in excess of our insurance coverage could seriously harm our business, prospects, financial condition and results of operations. Even if not successful, large claims against us could result in significant legal and other costs and may be a distraction to our senior management.
Because we sell to small and medium-sized retail and wholesale distribution businesses, prolonged unfavorable general economic and market conditions could negatively impact our sales.
We sell our systems and services to a large number of small and medium-sized businesses. These businesses may be more likely to be impacted by unfavorable general economic and market conditions than larger and better capitalized companies. Furthermore, the businesses of our customers in the hardlines and lumber vertical market are affected by trends in the new housing and home improvements market, and our customers in the wholesale distribution vertical market are affected by trends in general construction and industrial production markets, which could be negatively impacted by an increase in interest rates or a decline in the general economy. Therefore, unfavorable general economic and market conditions in the United States (including as a result of terrorist activities) could have a negative impact on our sales.
The interests of our controlling stockholders or investors, may differ from the interests of the holders of our other security holders.
We are a wholly-owned subsidiary of Activant Group. Affiliates of Hellman & Freidman LLC, Thoma Cressey Equity Partner Inc. and JMI Equity, which we refer to as the “sponsors,” beneficially own, in the aggregate, over 99% of Activant Group’s common stock and an affiliate of Hellman & Friedman LLC beneficially owns the only authorized share of Activant

Group’s Series A preferred stock. In addition, a stockholders agreement entered into by Activant Group, us and the sponsors prior to the mergers provides affiliates of Hellman & Friedman LLC with the right to vote the shares of Activant Group common stock held by the other sponsors under certain circumstances. As a result of this ownership of common stock and the share of Series A preferred stock and the terms of the stockholders agreement, these affiliates of Hellman & Friedman LLC are entitled to elect directors with majority voting power with respect to the Activant Group board of directors, to appoint new management and to approve most actions requiring the approval of the holders of outstanding Activant Group voting shares as a single class, including adopting most amendments to the Activant Group certificate of incorporation and approving mergers or sales of all or substantially all of our assets. These affiliates of Hellman & Friedman LLC, through their control of Activant Group, will also control us and all of our subsidiaries that are guarantors of our senior subordinated notes.
The interests of the sponsors may differ from our other security holders in material respects. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the sponsors and their affiliates, as equity holders of Activant Group, might conflict with the interests of the holders of our senior subordinated notes. The sponsors and their affiliates may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to the holders of our senior subordinated notes, including the incurrence of additional indebtedness. Additionally, the indentures governing the senior subordinated notes permits us to pay fees, dividends or make other restricted payments under certain circumstances, and the sponsors may have an interest in our doing so.
The sponsors and their affiliates are in the business of making investments in companies and may, from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. You should consider that the interests of the sponsors may differ from yours in material respects.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
On October 27, 2006, the stockholders of Activant Group unanimously consented in lieu of a special meeting, to change the name of the corporation from Lone Star Holding Corp. to Activant Group Inc. and to restate the certificate of incorporation to effect this and certain other conforming changes. Further on December 19, 2006, the stockholders of Activant Group unanimously consented in lieu of a special meeting, to approve and adopt the Amended and Restated Activant Group Inc. 2006 Stock Incentive Plan.
Item 5. Other Information.
Effective as of February 9, 2007, Brian E. Agle resigned as our Senior Vice President and Chief Financial Officer and from all other positions held by him with us and our affiliates.
In connection with the termination of Mr. Agle’s employment, Mr. Agle granted a release to us and our affiliates and we agreed to pay to Mr. Agle the severance benefits described in his employment agreement with us, the principal terms of which have previously been disclosed in our Registration Statement on Amendment No. 1 to Form S-4, filed by us with the SEC on January 12, 2007.
On February 13, 2007, our board of directors appointed Pervez Qureshi, our President and Chief Executive Officer, as our Acting Chief Financial Officer, effective immediately, to serve until a replacement for Mr. Agle has been appointed. The board also appointed Richard Russell, our Corporate Controller and Senior Director of Finance, as our Principal Accounting Officer, effective immediately. Mr. Russell, age 51, joined us in 2004 as Corporate Controller. From 2001 to 2004, Mr. Russell served as Chief Financial Officer and Corporate Treasurer of Heraeus Quartztech, Inc.

Mr. Russell began his career with Ernst & Young. He is a CPA in California and holds a Bachelor of Science in Accounting from Michigan State University.
Item 6. Exhibits.
The exhibits filed with this report are as follows:

Exhibit
No.	Description
10.1	Employment Agreement, dated as of October 17, 2006, by and between Activant Solutions Inc. and Brian E. Agle

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Pervez Qureshi.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Pervez Qureshi.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Pervez Qureshi.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Pervez Qureshi.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of February 2007.

ACTIVANT SOLUTIONS INC.
By:	/s/ PERVEZ QURESHI
Pervez Qureshi
President, Chief Executive Officer and Acting Chief Financial Officer (Principal Financial and Duly Authorized Officer)