Form 10-Q
period 2007-03-31
ACTIVANT SOLUTIONS INC /DE/
filed 2007-05-10
CIK 1059103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 333-49389
Activant Solutions Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-2160013
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7683 Southfront Road
Livermore, CA 94551	94551
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 10, 2007

Common Stock, par value $0.01 per share	10 shares

ACTIVANT SOLUTIONS INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007
INDEX

PAGE
FORWARD-LOOKING STATEMENTS	3

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS (Unaudited)	4

Consolidated Balance Sheets as of September 30, 2006 and March 31, 2007	4

Consolidated Statements of Operations and Comprehensive Income for the three and six months ended March 31, 2007 (Activant Solutions Inc.) and March 31, 2006 (Predecessor Company)	5

Consolidated Statements of Cash Flows for the six months ended March 31, 2007 (Activant Solutions Inc.) and March 31, 2006 (Predecessor Company)	6

Notes to Consolidated Financial Statements	7

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31

ITEM 4. — CONTROLS AND PROCEDURES	32

ITEM 4T. — CONTROLS AND PROCEDURES	32

PART II — OTHER INFORMATION

ITEM 1. — LEGAL PROCEEDINGS	33

ITEM 1A. — RISK FACTORS	33

ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	39

ITEM 3. — DEFAULTS UPON SENIOR SECURITIES	39

ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	39

ITEM 5. — OTHER INFORMATION	39

ITEM 6. — EXHIBITS	40

SIGNATURE	41
Certification Pursuant to Section 302 by Pervez Qureshi
Certification Pursuant to Section 302 by Kathleen M. Crusco
Certification Pursuant to Section 906 by Pervez Qureshi
Certification Pursuant to Section 906 by Kathleen M. Crusco

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
Some of the key factors that could cause actual results to differ from our expectations are:
•	failure to anticipate or respond to our customers’ needs and requirements;

•	failure of our proprietary technology to support our customers’ future needs or it becoming obsolete;

•	failure to develop new relationships and maintain existing relationships with key industry participants and/or key customers and/or loss of significant customer revenues;

•	discontinuance by one of our largest customers of the use of certain of our products;

•	loss of recurring subscription service revenues;

•	transition of certain of our senior management personnel and the failure to attract, retain and integrate qualified management personnel;

•	failure of our new Activant Eagle and Vision products to gain acceptance within the automotive parts aftermarket;

•	our substantial indebtedness;

•	certain covenants in our debt documents;

•	costs and difficulties of integrating future acquisitions;

•	possible future impairment charges, depending upon the financial results of our business, in view of the fact that a significant portion of our total assets consist of goodwill and other intangible assets;

•	changes in the manner or basis on which we receive third-party information used to maintain our electronic automotive parts and applications catalog;

•	failure by certain of our existing customers to upgrade to our current generation of systems;

•	failure to effectively compete;

•	substantial fluctuations in, or failure to maintain current systems sales levels of one-time sales of software licenses and hardware;

•	consolidation trends among our customers and consolidation trends in the market segments in which we operate;

•	failure to adequately protect our proprietary rights and intellectual property or limitations on the availability of legal or technical means of effecting such protection;

•	claims by third parties that we are infringing on their proprietary rights or other adverse claims;

•	defects or errors in our software or information services;

•	interruptions of our connectivity applications or catastrophic failure of our data center, telecommunications or information technology infrastructure;

•	claims for damages against us in the event of a failure of our customers’ systems;

•	prolonged unfavorable general economic and market conditions;

•	differing interests of debt security holders and our controlling stockholders or investors; and

•	the other factors described under the heading “Risk Factors” and elsewhere in this report.
Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this document are made only as of the date hereof. Except as required by law, we do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
ACTIVANT SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
(in thousands, except share data)	2006	2007
		(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$36,383	$16,395
Trade accounts receivable, net of allowance for doubtful accounts of $2,205 and $5,238 at September 30, 2006 and March 31, 2007, respectively	55,689	50,894
Inventories, net	4,355	5,835
Deferred income taxes	5,401	8,234
Income taxes receivable	12,906	10,763
Prepaid expenses and other current assets	5,231	5,259

Total current assets	119,965	97,380

Property and equipment, net	8,727	8,892
Intangible assets, net	221,380	212,479
Goodwill	598,532	596,920
Deferred financing costs	15,137	15,178
Other assets	3,945	4,044

Total assets	$967,686	$934,893

LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$13,944	$14,707
Payroll related accruals	18,266	13,833
Deferred revenue	29,688	26,384
Current portion of long-term debt	3,900	—
Accrued expenses and other current liabilities	23,436	21,785

Total current liabilities	89,234	76,709

Long-term debt	561,150	538,050
Deferred tax liabilities	64,817	60,871
Other liabilities	4,812	4,588

Total liabilities	720,013	680,218

Commitments and contingencies	—	—

Common Stock:
Par value $0.01, authorized 1,000 shares, 10 shares issued and outstanding, at September 30, 2006 and March 31, 2007	—	—
Additional paid-in capital	246,744	248,957
Retained earnings	3,080	8,049
Other accumulated comprehensive income (loss):
Unrealized loss on cash flow hedges	(2,103)	(2,352)
Cumulative translation adjustment	(48)	21

Total stockholder’s equity	247,673	254,675

Total liabilities and stockholder’s equity	$967,686	$934,893

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2007	2006	2007
	Predecessor	Activant	Predecessor	Activant
(in thousands)	Company	Solutions Inc.	Company	Solutions Inc.
Revenues:
Systems	$40,639	$45,127	$81,562	$85,508
Services	58,414	57,948	115,622	115,798

Total revenues	99,053	103,075	197,184	201,306

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	21,884	22,603	42,215	43,421
Services	21,431	21,075	41,729	41,752

Total cost of revenues	43,315	43,678	83,944	85,173

Gross profit	55,738	59,397	113,240	116,133

Operating expenses:
Sales and marketing	13,107	15,420	26,080	30,975
Product development	9,496	9,771	18,928	19,503
General and administrative	11,022	9,886	20,024	19,307
Depreciation and amortization	6,549	7,279	13,317	14,337

Total operating expenses	40,174	42,356	78,349	84,122

Operating income	15,564	17,041	34,891	32,011
Interest expense	(13,652)	(11,746)	(26,801)	(23,870)
Write-off of prior deferred financing costs	—	—	(1,535)	—
Other income, net	386	17	1,000	459

Income before provision for income taxes	2,298	5,312	7,555	8,600
Provision for income taxes	931	2,361	2,937	3,631

Net income	$1,367	$2,951	$4,618	$4,969

Comprehensive income:
Net income	$1,367	$2,951	$4,618	$4,969
Unrealized loss on cash flow hedges	—	(479)	—	(249)
Foreign currency translation adjustment	5	21	(153)	69

Comprehensive income	$1,372	$2,493	$4,465	$4,789

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2006	2007
	Predecessor	Activant Solutions
(in thousands)	Company	Inc.
OPERATING ACTIVITIES
Net income	$4,618	$4,969
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	144	2,213
Depreciation	2,952	2,898
Amortization of intangible assets	10,365	11,439
Amortization of deferred financing costs	1,500	1,036
Write-off of prior deferred financing costs	1,535	—
Write-off of capitalized IPO costs	1,776	—
Provision for doubtful accounts	1,338	3,033
Deferred income taxes, net	75	(6,779)
Other, net	(57)	1,160
Changes in assets and liabilities:
Trade accounts receivable	(7,125)	1,762
Inventories	(2,247)	(1,480)
Prepaid expenses and other assets	(6,289)	1,885
Accounts payable	1,618	763
Deferred revenue	685	(3,304)
Accrued expenses and other liabilities	1,534	(6,308)

Net cash provided by operating activities	12,422	13,287

INVESTING ACTIVITIES
Purchase of property and equipment	(2,801)	(3,111)
Capitalized computer software costs and databases	(2,993)	(2,538)
Unrealized loss on cash flow hedge, net	—	(249)
Purchase price adjustments	508	700
Proceeds from disposition of equity interest	679	—

Net cash used in investing activities	(4,607)	(5,198)

FINANCING ACTIVITIES
Proceeds from long-term debt	185,000	—
Repayment of senior unsecured bridge loan	(180,000)	—
Proceeds from credit facility	10,000	—
Repayment of credit facility	(10,000)	(27,000)
Payment on long-term debt	(149)	—
Repurchase of common stock	(840)	—
Exercise of stock options	105	—
Debt issuance costs	(3,561)	(1,077)

Net cash provided by (used in) financing activities	555	(28,077)

Net change in cash and cash equivalents	8,370	(19,988)
Cash and cash equivalents, beginning of period	10,952	36,383

Cash and cash equivalents, end of period	$19,322	$16,395

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$17,829	$23,052
Income taxes	$8,024	$7,144
The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(UNAUDITED)
1. BASIS OF PRESENTATION
On May 2, 2006, Activant Group Inc. (formerly known as Lone Star Holding Corp.), or Activant Group, Lone Star Merger Corp., or Merger Sub, and Activant Solutions Holdings Inc., or Holdings (the “Predecessor Company”), consummated a merger, whereupon Holdings became wholly owned by Activant Group, which is wholly owned by investment funds affiliated with Hellman & Friedman LLC, Thoma Cressey Equity Partners, Inc. and JMI Equity and certain members of our management. Following the merger, on May 2, 2006, Holdings merged with and into Activant Solutions Inc., with Activant Solutions Inc. (“we”, “us”, or “our”) continuing as the surviving corporation and wholly owned subsidiary of Activant Group. These mergers are referred to as the “mergers” and the transactions related to the mergers are referred to collectively as the “transactions.” The transaction was treated as a purchase and thus the assets and liabilities were recorded at their fair value as of the closing date. Activant Group was incorporated on March 7, 2006 for the purpose of acquiring Holdings and did not have any operations prior to May 2, 2006 other than in connection with the Holdings acquisition.
The accompanying consolidated statements of operations for the three and six months ended March 31, 2006, and cash flows for the six months ended March 31, 2006 represent the results of operations and cash flows of the Predecessor Company and its wholly owned subsidiaries. The accompanying consolidated balance sheets as of September 30, 2006 and March 31, 2007 and the accompanying consolidated statements of operations for the three and six months ended March 31, 2007, and cash flows for the six months ended March 31, 2007 represent our financial position, results of operations and cash flows. Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to current period presentation.
Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While our management has based their assumptions and estimates on the facts and circumstances existing at March 31, 2007, actual results may differ from these estimates and operating results for the three and six months ending March 31, 2007 are not necessarily indicative of the results that may be achieved for the year ended September 31, 2007.
In the opinion of our management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Financial Report for the year ended September 30, 2006.
2. NEW ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for our fiscal year beginning October 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for our fiscal year beginning October 1, 2008. Early adoption is permitted for our fiscal year beginning October 1, 2007. We do not believe the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits, but does not require, entities to measure certain financial instruments and other items at fair value. Election of the fair value option for any financial instrument or other eligible item is irrevocable and requires that changes in fair value be recognized in the statement of operations. SFAS 159 is effective for our fiscal year beginning October 1, 2008. We may also elect early adoption effective October 1, 2007 provided the provisions of SFAS 157 are also applied. We are currently in the process of evaluating the impact of SFAS 159 on our consolidated financial statements.
3. MERGERS AND RELATED TRANSACTIONS
On May 2, 2006, the Predecessor Company merged with and into Activant Solutions Inc., with Activant Solutions Inc. continuing as the surviving corporation and as a wholly owned subsidiary of Activant Group. The transaction was treated as a purchase and thus the assets and liabilities were recorded at their fair value as of the closing date.
The mergers and related transactions were funded by a combination of approximately $245.7 million proceeds from the issuance of common stock, a $390.0 million senior secured term loan facility and $175.0 million in senior subordinated notes, less cash received. The mergers have been recorded using the purchase method of accounting. The purchase price allocation is based upon the relative fair values of the identifiable assets acquired and liabilities assumed. The excess purchase price over those fair values is recorded as goodwill.
During the six months ended March 31, 2007, we recorded a purchase price adjustment to goodwill of $0.7 million related to the release by Thoma Cressey, as a former stockholder of Prophet 21, Inc., to us of such amount from the indemnification escrow account established in conjunction with the purchase of Prophet 21, Inc by the Predecessor Company. The goodwill recorded as a result of the transaction is not expected to be deductible for tax purposes. The purchase price was allocated based on the fair value of net assets acquired. We also decreased goodwill by $0.9 million related to the resolution of additional pre-acquisition income tax uncertainties and basis adjustments related to temporary differences of acquired assets that are not expected to reverse.
4. DEBT
Our long-term debt consisted of the following at the indicated dates:

	September 30,	March 31,
(dollars in thousands)	2006	2007
10 1/2 % senior notes due 2011	$2,000	$—
Senior secured credit agreement	388,050	363,050
Senior subordinated notes	175,000	175,000

Total debt	565,050	538,050
Current portion	(3,900)	—

Long-term debt	$561,150	$538,050

10 1/2% senior notes due 2011
On March 21, 2007, we made a final payment of $2.0 million on the 10 1/2% senior notes due 2011. The $0.1 million repurchase premium on the notes was recorded as additional interest expense.
Senior secured credit agreement
On May 2, 2006, in connection with the consummation of the mergers, we entered into a senior secured credit agreement. The senior secured credit agreement provides for (i) a seven-year term loan in the amount of $390.0 million, amortized at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after May 2, 2006, with the balance paid at maturity, and (ii) a five-year revolving credit facility that permits loans in an aggregate amount of up to $40.0 million, which includes a letter of credit facility and a swing line facility. In the six months ended March 31, 2007, we repaid $25.0 million in principal, which reduced the future unamortized principal payments due per the amortization schedule. There were no borrowings under the revolving credit facility during the six months ended March 31, 2007.
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
The terms of the senior secured credit agreement and the senior subordinated notes restrict certain activities, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets and transactions with affiliates. In addition, the senior secured credit agreement requires us to maintain a maximum total net leverage ratio and a minimum interest coverage ratio. The senior secured credit agreement also contains certain customary affirmative covenants and events of default. At March 31, 2007, we were in compliance with all of the senior secured credit agreement’s and the senior subordinated notes’ covenants.
On February 23, 2007, we completed an exchange offer to provide the holders of our senior subordinated notes with freely tradable notes that have been registered under the Securities Act of 1933, as amended.
5. INCOME TAXES
We recorded a provision for income tax expense at an overall estimated annual effective tax rate of 44.4% and 42.2% for the three and six months ended March 31, 2007, respectively, which was based on our original anticipated results for the full fiscal year. Our income tax expense differed from the amount computed by applying the statutory rate to income before provision for income taxes due to the impact of permanent differences, such as meals and entertainment expense.
6. COMMON STOCK OPTION PLAN
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This revised standard addresses the accounting for stock-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged.
At March 31, 2007, the total intrinsic value of outstanding stock options was approximately $2.3 million. At March 31, 2007, there was approximately $13.4 million of total unrecognized shared-based payment expense related to unvested stock options which we expect to recognize as expense in future periods through 2012.
Predecessor Company
The Predecessor Company adopted SFAS 123R in the quarter ended December 31, 2005 using the prospective method. The Predecessor Company recorded a charge of approximately $0.1 million for the six months ending March 31, 2006, with a total income tax benefit recognized in the income statement of approximately $15,000.
In connection with the mergers, Activant Group entered into an option rollover agreement with Mr. Pervez Qureshi, our Chief Executive Officer and President, pursuant to which Mr. Qureshi agreed to rollover $1.0 million of spread value of his then outstanding stock options into 333,334 vested stock options to purchase shares of common stock of Activant Group at an exercise price of $1.00 per share. Pursuant to the option rollover agreement, Activant Group agreed to assume these options pursuant to the terms of the Activant Solutions Holdings Inc. Second Amended and Restated Stock Option Plan for Key Employees, as amended (the “Predecessor Company Plan”), which is the stock option plan under which these options were originally granted.

Information on stock options from September 30, 2006 to March 31, 2007 under the Predecessor Company Plan is as follows:

Predecessor Company Plan
	Number of	Weighted Average
	Shares	Exercise Price
Total options outstanding at September 30, 2006	333,334	$1.00
Options granted	—	—
Options forfeited	—	—
Options exercised	—	—

Total options outstanding at March 31, 2007	333,334	$1.00

Activant Solutions Inc.
During 2006, Activant Group, our parent company, adopted the Activant Group Inc. 2006 Stock Incentive Plan (the “2006 Option Plan”), which provides for the grant of incentive and non—qualified stock options to employees associated with us. The option price may not be less than the fair market value at the date of grant as set by the Board of Directors from time to time. Options vest in varying amounts over a period up to five years and expire ten years from the date of the grant. We recorded share-based payment expense of approximately $2.2 million for the six months ending March 31, 2007, with a total income tax benefit recognized in the income statement of approximately $0.9 million.
Information on stock options from September 30, 2006 to March 31, 2007 under the 2006 Option Plan is as follows:

	2006 Option Plan
	Number of	Weighted Average
	Shares	Exercise Price
Total options outstanding at September 30, 2006	—	$—
Options granted	6,854,073	4.36
Options forfeited	(520,000)	4.35
Options exercised	—	—

Total options outstanding at March 31, 2007	6,334,073	$4.36

The fair value of each award granted from the 2006 Option Plan during the six months ended March 31, 2007 was estimated at the date of grant using a Black-Scholes option pricing model that uses certain assumptions including expected term, expected volatility of the underlying stock, expected dividend pay-out rate and risk-free rate of return. The expected term was based on historical data and represents the period of time that stock options granted were expected to be outstanding. Due to the fact that the common stock underlying the options is not publicly traded, the expected volatility was based on a comparable group of companies for the period. We do not intend to pay dividends on our common stock for the foreseeable future, and accordingly, used a dividend yield of zero. The risk-free rate for periods within the contractual life of the option was based on the Treasury Bill coupon rate for U.S Treasury securities in effect at the time of the grant with a maturity approximating the expected term.
Following are the weighted average assumptions utilized to value stock options issued during the periods indicated:

	Three months ended		Six months ended
	March 31, 2007		March 31, 2007
Expected term	6.66	years	6.66	years
Expected volatility		50.00%		50.00%
Expected dividends		0.00%		0.00%
Risk-free rate		4.81%		4.68%
The weighted average estimated grant date fair value, as defined by SFAS 123R, for options granted under the 2006 Option Plan during the first six months of fiscal year 2007 was $4.36 per share.

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
Each reportable Segment is managed separately on a revenue and gross profit basis. We do not allocate operating expenses, interest expense, other expenses or assets to each Segment, as this information is not used to measure the operating performance of the Segments. Organizationally, the functional operating areas that support all of our Segments, including product development, marketing and general and administrative, are integrated under a common reporting and management structure to achieve operating efficiencies.
The following tables set forth, for the periods indicated, our revenues, cost of revenues, gross profit and gross profit as a percentage of revenue by Segment:

	Three Months Ended March 31, 2006					Three Months Ended March 31, 2007
	Predecessor Company					Activant Solutions Inc.
			Content					Content
		Product	& Data				Product	& Data
(dollars in thousands)	Systems	Support	Services	Other	Total	Systems	Support	Services	Other	Total
Revenues	$40,639	$39,980	$15,744	$2,690	$99,053	$45,127	$39,843	$16,303	$1,802	$103,075
Cost of Revenues	21,884	15,941	3,573	1,917	43,315	22,603	15,795	3,763	1,517	43,678

Gross Profit	$18,755	$24,039	$12,171	$773	$55,738	$22,524	$24,048	$12,540	$285	$59,397

Gross Profit as a Percentage of Revenues	46.2%	60.1%	77.3%	28.7%	56.3%	49.9%	60.4%	76.9%	15.8%	57.6%

	Six Months Ended March 31, 2006					Six Months Ended March 31, 2007
	Predecessor Company					Activant Solutions Inc.
			Content					Content
		Product	& Data				Product	& Data
(dollars in thousands)	Systems	Support	Services	Other	Total	Systems	Support	Services	Other	Total
Revenues	$81,562	$79,314	$31,720	$4,588	$197,184	$85,508	$79,351	$32,815	$3,632	$201,306
Cost of Revenues	42,215	31,479	7,026	3,224	83,944	43,421	31,562	7,321	2,869	85,173

Gross Profit	$39,347	$47,835	$24,694	$1,364	$113,240	$42,087	$47,789	$25,494	$763	$116,133

Gross Profit as a Percentage of Revenues	48.2%	60.3%	77.8%	29.7%	57.4%	49.2%	60.2%	77.7%	21.0%	57.7%

Geographic segments
The Americas geographic area covers the United States and Canada. The Europe geographic area covers the United Kingdom, Ireland and France. The following tables set forth, for the periods and at the dates indicated, our revenues and assets by geographic area:

	Three months ended March 31,
	2006	2007
	Predecessor	Activant
(in thousands)	Company	Solutions Inc.
Revenues:
Americas	$97,300	$101,434
Europe	1,753	1,641

Total revenues	$99,053	$103,075

	Six months ended March 31,
	2006	2007
	Predecessor	Activant
	Company	Solutions Inc.
Revenues:
Americas	$193,748	$197,924
Europe	3,436	3,382

Total revenues	$197,184	$201,306

	September 30, 2006	March 31, 2007
Assets:
Americas	$965,217	$932,180
Europe	2,469	2,713

Total assets	$967,686	$934,893

8. GUARANTOR CONSOLIDATION
The senior secured credit agreement and the senior subordinated notes are guaranteed by our existing, wholly-owned domestic subsidiaries Triad Systems Financial Corporation, Speedware USA, Inc., Prelude Systems Inc., Enterprise Computing Inc., Prophet 21, Inc., Speedware Holdings, Inc., Prophet 21 New Jersey, Inc., STANPak Systems, Inc. and HM Coop LLC. Our former wholly-owned domestic subsidiaries (i) CCI/TRIAD Gem, Inc., Triad Data Corporation, CCI/ARD, Inc. and Triad Systems Corporation were merged into us during our quarter ended December 31, 2006; (ii) Distributor Information Systems Corporation, Prophet 21 Canada, Inc., Prophet 21 Investment Corporation, and Trade Services Systems, Inc. were merged into Prophet 21 New Jersey, Inc. during our quarter ended December 31, 2006; and (iii) SDI Merger Corporation was merged into Prophet 21 New Jersey, Inc. during our quarter ended March 31, 2007. As a result of such mergers, they are no longer guarantors of the senior secured credit agreement and the senior subordinated notes. Our other subsidiaries (the “Non-Guarantors”) are not guarantors of the senior secured credit agreement and the senior subordinated notes. The following tables set forth financial information of the Guarantors and Non-Guarantors for the condensed consolidating balance sheets as of September 30, 2006 and March 31, 2007, the condensed consolidating statements of operations for the three months and six months ended March 31, 2007 and 2006 (Predecessor Company), and the condensed consolidating statements of cash flows for the six months ended March 31, 2007 and 2006 (Predecessor Company.)

Condensed Consolidating Balance Sheet as of March 31, 2007
Activant Solutions Inc.

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,123	$3,233	$4,039	$—	$16,395
Trade accounts receivable, net of allowance for doubtful accounts	39,101	10,805	988	—	50,894
Inventories, net	5,495	237	103	—	5,835
Prepaid expenses and other current assets	21,589	1,606	1,061	—	24,256

Total current assets	75,308	15,881	6,191	—	97,380

Property and equipment, net	7,260	1,040	592	—	8,892
Intangible assets, net	212,479	—	—	—	212,479
Goodwill	596,920	—	—	—	596,920
Investments in subsidiaries	(38,749)	54,844	(11,592)	(4,503)	—
Deferred financing costs	15,178	—	—	—	15,178
Other assets	3,830	116	98	—	4,044

Total assets	$872,226	$71,881	$(4,711)	$(4,503)	$934,893

Liabilities and stockholder’s equity (deficit)
Current liabilities:
Accounts payable	$11,975	$2,751	$(19)	$—	$14,707
Payroll related accruals	9,677	3,145	1,011	—	13,833
Deferred revenue	13,228	12,356	800	—	26,384
Accrued expenses and other current liabilities	20,797	1,742	(760)	6	21,785

Total current liabilities	55,677	19,994	1,032	6	76,709

Long-term debt	538,050	—	—	—	538,050
Deferred tax liabilities and other liabilities	56,871	7,565	1,023	—	65,459

Total liabilities	650,598	27,559	2,055	6	680,218

Total stockholder’s equity (deficit)	221,628	44,322	(6,766)	(4,509)	254,675

Total liabilities and stockholder’s equity (deficit)	$872,226	$71,881	$(4,711)	$(4,503)	$934,893

Condensed Consolidating Balance Sheet as of September 30, 2006
Activant Solutions Inc.

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$26,498	$7,772	$2,113	$—	$36,383
Trade accounts receivable, net of allowance for doubtful accounts	39,134	12,681	3,874	—	55,689
Inventories, net	3,724	467	164	—	4,355
Prepaid expenses and other current assets	(10,021)	34,195	(636)	—	23,538

Total current assets	59,335	55,115	5,515	—	119,965

Property and equipment, net	6,717	1,341	669	—	8,727
Intangible assets, net	221,380	—	—	—	221,380
Goodwill	598,532	—	—	—	598,532
Investments in subsidiaries	16,911	(7,772)	3,437	(12,576)	—
Deferred financing costs	15,137	—	—	—	15,137
Other assets	3,734	127	84	—	3,945

Total assets	$921,746	$48,811	$9,705	$(12,576)	$967,686

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$10,996	$2,597	$351	$—	$13,944
Payroll related accruals	13,362	3,362	1,542	—	18,266
Deferred revenue	14,186	11,763	3,739	—	29,688
Current portion of long-term debt	3,900	—	—	—	3,900
Accrued expenses and other current liabilities	21,798	1,585	53	—	23,436

Total current liabilities	64,242	19,307	5,685	—	89,234

Long-term debt	561,150	—	—	—	561,150
Deferred tax liabilities and other liabilities	61,006	7,599	1,024	—	69,629

Total liabilities	686,398	26,906	6,709	—	720,013

Total stockholder’s equity	235,348	21,905	2,996	(12,576)	247,673

Total liabilities and stockholder’s equity	$921,746	$48,811	$9,705	$(12,576)	$967,686

Consolidating Statement of Operations for the Three Months Ended March 31, 2007
Activant Solutions Inc.

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Consolidated
Revenues:
Systems	$29,673	$13,848	$1,606	$45,127
Services	37,427	16,719	3,802	57,948

Total revenues	67,100	30,567	5,408	103,075

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	15,348	5,372	1,883	22,603
Services	14,841	3,979	2,255	21,075

Total cost of revenues	30,189	9,351	4,138	43,678

Gross profit	36,911	21,216	1,270	59,397

Operating expenses:
Sales and marketing	9,813	4,501	1,106	15,420
Product development	5,447	3,724	600	9,771
General and administrative	7,865	1,124	897	9,886
Depreciation and amortization	7,004	209	66	7,279

Total operating expenses	30,129	9,558	2,669	42,356

Operating income (loss)	6,782	11,658	(1,399)	17,041

Interest expense	(11,744)	(1)	(1)	(11,746)
Other income (expense), net	(624)	85	556	17

Income (loss) before provision for income taxes	(5,586)	11,742	(844)	5,312
Provision for income taxes	2,359	2	—	2,361

Net income (loss)	$(7,945)	$11,740	$(844)	$2,951

Consolidating Statement of Operations for the Three Months Ended March 31, 2006
Predecessor Company

		Guarantor
	Parent	Principal	Guarantor	Non-Guarantor
(in thousands)	Company	Operations	Subsidiaries	Subsidiaries	Consolidated
Revenues:
Systems	$—	$27,301	$12,786	$552	$40,639
Services	—	38,827	15,478	4,109	58,414

Total revenues	—	66,128	28,264	4,661	99,053

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	—	15,747	5,725	412	21,884
Services	—	13,877	4,803	2,751	21,431

Total cost of revenues	—	29,624	10,528	3,163	43,315

Gross profit	—	36,504	17,736	1,498	55,738

Operating expenses:
Sales and marketing	—	8,377	3,811	919	13,107
Product development	—	4,879	4,014	603	9,496
General and administrative	679	6,785	2,375	1,183	11,022
Depreciation and amortization	—	6,073	254	222	6,549

Total operating expenses	679	26,114	10,454	2,927	40,174

Operating income (loss)	(679)	10,390	7,282	(1,429)	15,564

Interest expense	(1,364)	(12,284)	(3)	(1)	(13,652)
Other income, net	—	338	14	34	386

Income (loss) before provision for income taxes	(2,043)	(1,556)	7,293	(1,396)	2,298
Provision for (benefit from) income taxes	(790)	1,718	3	—	931

Net income (loss)	$(1,253)	$(3,274)	$7,290	$(1,396)	$1,367

Consolidating Statement of Operations for the Six Months Ended March 31, 2007
Activant Solutions Inc.

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Consolidated
Revenues:
Systems	$55,447	$27,111	$2,950	$85,508
Services	74,689	33,598	7,511	115,798

Total revenues	130,136	60,709	10,461	201,306

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	29,586	10,202	3,633	43,421
Services	29,408	8,164	4,180	41,752

Total cost of revenues	58,994	18,366	7,813	85,173

Gross profit	71,142	42,343	2,648	116,133

Operating expenses:
Sales and marketing	18,944	9,927	2,104	30,975
Product development	10,720	7,558	1,225	19,503
General and administrative	15,333	2,206	1,768	19,307
Depreciation and amortization	13,770	429	138	14,337

Total operating expenses	58,767	20,120	5,235	84,122

Operating income (loss)	12,375	22,223	(2,587)	32,011

Interest expense	(23,863)	(2)	(5)	(23,870)
Other income (expense), net	(325)	212	572	459

Income (loss) before provision for income taxes	(11,813)	22,433	(2,020)	8,600
Provision for income taxes	3,626	5	—	3,631

Net income (loss)	$(15,439)	$22,428	$(2,020)	$4,969

Consolidating Statement of Operations for the Six Months Ended March 31, 2006
Predecessor Company

		Guarantor		Non-
	Parent	Principal	Guarantor	Guarantor
(in thousands)	Company	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$—	$53,273	$27,223	$1,069	$(3)	$81,562
Services	—	72,469	34,980	8,173	—	115,622

Total revenues	—	125,742	62,203	9,242	(3)	197,184

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	—	30,765	10,366	1,084	—	42,215
Services	—	26,701	10,321	4,710	(3)	41,729

Total cost of revenues	—	57,466	20,687	5,794	(3)	83,944

Gross profit	—	68,276	41,516	3,448	—	113,240

Operating expenses:
Sales and marketing	—	17,016	7,443	1,621	—	26,080
Product development	—	9,532	8,260	1,136	—	18,928
General and administrative	679	12,226	4,904	2,215	—	20,024
Depreciation and amortization	—	12,305	503	509	—	13,317

Total operating expenses	679	51,079	21,110	5,481	—	78,349

Operating income (loss)	(679)	17,197	20,406	(2,033)	—	34,891

Interest expense	(3,057)	(23,738)	(8)	2	—	(26,801)
Write-off of prior debt issuance costs		(1,535)	—	—	—	(1,535)
Other income, net	—	493	144	363	—	1,000

Income (loss) before provision for income taxes	(3,736)	(7,583)	20,542	(1,668)	—	7,555
Provision for (benefit from) income taxes	(1,436)	3,957	450	(34)	—	2,937

Net income (loss)	$(2,300)	$(11,540)	$20,092	$(1,634)	$—	$4,618

Condensed Consolidating Statement of Cash Flows for the Six Months Ended March 31, 2007
Activant Solutions Inc.

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$15,677	$(4,414)	$2,024	$13,287

Investing activities
Purchase of property and equipment	(2,888)	(125)	(98)	(3,111)
Capitalized computer software costs and databases	(2,538)	—	—	(2,538)
Unrealized loss on cash flow hedge, net	(249)	—	—	(249)
Purchase price adjustments	700	—	—	700

Net cash used in investing activities	(4,975)	(125)	(98)	(5,198)

Financing activities
Repayment of credit facility	(27,000)	—	—	(27,000)
Debt issuance costs	(1,077)	—	—	(1,077)

Net cash used in financing activities	(28,077)	—	—	(28,077)

Net change in cash and cash equivalents	(17,375)	(4,539)	1,926	(19,988)
Cash and cash equivalents, beginning of period	26,498	7,772	2,113	36,383

Cash and cash equivalents, end of period	$9,123	$3,233	$4,039	$16,395

Condensed Consolidating Statement of Cash Flows for the Six Months Ended March 31, 2006
Predecessor Company

		Guarantor
	Parent	Principal	Guarantor	Non-Guarantor
(in thousands)	Company	Operations	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$—	$11,866	$766	$(210)	$12,422

Investing activities
Purchase of property and equipment	—	(2,525)	(214)	(62)	(2,801)
Capitalized computer software costs and databases	—	(2,993)	—	—	(2,993)
Purchase price adjustments	—	508	—	—	508
Proceeds from disposition of equity interest	—	679	—	—	679

Net cash used in investing activities	—	(4,331)	(214)	(62)	(4,607)

Financing activities
Proceeds from long-term debt	—	185,000	—	—	185,000
Repayment of senior unsecured bridge loan	—	(180,000)	—	—	(180,000)
Proceeds from credit facility	—	10,000	—	—	10,000
Repayment of credit facility	—	(10,000)	—	—	(10,000)
Payment on long-term debt	—	—	(149)	—	(149)
Repurchase of common stock	—	(840)	—	—	(840)
Exercise of stock options	—	105	—	—	105
Debt issuance costs	—	(3,561)	—	—	(3,561)

Net cash provided by (used in) financing activities	—	704	(149)	—	555

Net change in cash and cash equivalents	—	8,239	403	(272)	8,370
Cash and cash equivalents, beginning of period	—	5,800	3,943	1,209	10,952

Cash and cash equivalents, end of period	$—	$14,039	$4,346	$937	$19,322

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The terms “we,” “us” and “our” refer to Activant Solutions Inc. and Activant Solutions Holdings Inc. (also known as the “Predecessor Company”), and their respective periods of operations, except where specifically stated otherwise. You should read the following discussion and analysis in conjunction with our financial statements and related notes included in Item 1. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors listed below.
A merger of Activant Group Inc., (formerly known as Lone Star Holding Corp.), or Activant Group, Lone Star Merger Corp., or Merger Sub, and the Predecessor Company was consummated on May 2, 2006, whereupon the Predecessor Company became wholly owned by investment funds affiliated with Hellman & Friedman LLC, Thoma Cressey Equity Partners, Inc. and JMI Equity and certain members of our management. Following the merger, on May 2, 2006, the Predecessor Company merged with and into Activant Solutions Inc., with Activant Solutions Inc. continuing as the surviving corporation and as a wholly-owned subsidiary of Activant Group. These mergers are referred to as the “mergers” and the transactions related to the mergers are referred to collectively as the “transactions.” Activant Group was incorporated on March 7, 2006 for the purpose of acquiring the Predecessor Company and did not have any operations prior to May 2, 2006 other than in connection with the Predecessor Company acquisition.
Overview
We are a provider of business management solutions serving small and medium-sized retail and wholesale distribution businesses. With over 25 years of operating history, we have developed substantial expertise in serving businesses with complex distribution requirements in three primary vertical markets: hardlines and lumber, wholesale distribution and the automotive parts aftermarket (“Auto”). Using a combination of proprietary software and extensive expertise in these vertical markets, we provide complete business management solutions consisting of tailored systems, product support and content and data services designed to meet the unique requirements of our customers. Our fully integrated systems and services include point-of-sale, inventory management, general accounting and enhanced data management that enable our customers to manage their day-to-day operations. Our revenues are derived from our four reporting segments which are organized around the following business management solutions:
▪	Systems, which is comprised primarily of proprietary software applications, implementation and training and third-party software, hardware and peripherals. For the six months ended March 31, 2007, systems revenues accounted for 43% of our total revenues;

▪	Product Support, which is comprised primarily of customer support activities, including support through our advice line, software updates, preventive and remedial on-site maintenance and depot repair services. Our product support services are generally provided on a subscription basis, and accordingly, revenues from this segment are generally recurring in nature. For the six months ended March 31, 2007, product support revenues accounted for 39% of our total revenues;

▪	Content and Data Services, which is comprised primarily of proprietary database and data management products for the vertical markets we serve (such as our comprehensive electronic automotive parts and applications catalog and point-of-sale business analysis data), connectivity services, e-commerce, networking and security monitoring management solutions. Our content and data services are generally provided on a monthly subscription basis and accordingly, revenues from this segment are generally recurring in nature. For the six months ended March 31, 2007, content and data services revenues accounted for 16% of our total revenues; and

▪	Other Services, which is comprised primarily of business products, such as forms and other paper products. For the six months ended March 31, 2007, other services revenues accounted for 2% of our total revenues.
For the six months ended March 31, 2007, our revenues were derived from customers that operate in three vertical markets — Hardlines and Lumber, Wholesale Distribution and Auto — and from our productivity tools business.
▪	The Hardlines and Lumber vertical market consists of independent hardware retailers, home improvement centers, paint, glass and wallpaper stores, farm supply stores, retail nurseries and garden centers and independent lumber and building material dealers primarily in the United States. For the six months ended March 31, 2007, we generated approximately 43% of our total revenues from the hardlines and lumber vertical market.

▪	The Wholesale Distribution vertical market consists of distributors of a range of products including electrical supply, plumbing, medical supply, heating and air conditioning, brick, stone and related materials, roofing, siding, insulation, industrial machinery and equipment, industrial supplies, fluid power, janitorial and sanitation products, paper and packaging, and service establishment equipment vendors, primarily in the United States. For the six months ended March 31, 2007, we generated approximately 30% of our total revenues from the wholesale distribution vertical market.

▪	Auto consists of customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks, and includes manufacturers, warehouse distributors, parts stores, professional installers and several chains in North America and Europe. For the six months ended March 31, 2007, we generated approximately 23% of our total revenues from Auto.

▪	The Productivity Tools business consists of software migration and application development tools. For the six months ended March 31, 2007, we generated approximately 4% of our total revenues from the productivity tools business.
Historical Results of Operations
Three months ended March 31, 2007 compared to three months ended March 31, 2006
Revenues. The following table sets forth, for the periods indicated, our Segment revenues by vertical market and for productivity tools and the variance thereof.

	Three months ended March 31,
	2006	2007
	Predecessor	Activant
(dollars in thousands)	Company	Solutions Inc.	Variance $	Variance %
Systems Revenues:
Hardlines and Lumber	$20,410	$23,982	$3,572	17.5%
Auto	4,705	3,920	(785)	(16.7)
Wholesale Distribution	13,225	13,849	624	4.7
Productivity Tools	2,299	3,376	1,077	46.9

Total Systems Revenues	$40,639	$45,127	$4,488	11.0%

Product Support Revenues:
Hardlines and Lumber	$16,282	$17,181	$899	5.5%
Auto	7,493	6,650	(843)	(11.3)
Wholesale Distribution	14,377	14,427	50	0.3
Productivity Tools	1,828	1,585	(243)	(13.3)

Total Product Support Revenues	$39,980	$39,843	$(137)	(0.3)%

Content and Data Services Revenues:
Hardlines and Lumber	$1,405	$1,811	$406	28.9%
Auto	12,013	12,200	187	1.6
Wholesale Distribution	2,326	2,292	(34)	(1.5)
Productivity Tools	—	—	—	—

Total Content and Data Services Revenues	$15,744	$16,303	$559	3.6%

Other Services Revenues:
Hardlines and Lumber	$2,494	$1,802	$(692)	(27.7)%
Auto	151	—	(151)	—
Wholesale Distribution	45	—	(45)	—
Productivity Tools	—	—	—	—

Total Other Revenues	$2,690	$1,802	$(888)	(33.0)%

Total Revenues:
Hardlines and Lumber	$40,591	$44,776	$4,185	10.3%
Auto	24,362	22,770	(1,592)	(6.5)
Wholesale Distribution	29,973	30,568	595	2.0
Productivity Tools	4,127	4,961	834	20.2

Total Revenues	$99,053	$103,075	$4,022	4.1%

Total revenues for the three months ended March 31, 2007 increased by $4.0 million, or 4.1%, compared to the three months ended March 31, 2006. This increase was primarily attributable to higher Systems revenues, particularly in the Hardlines and Lumber and Productivity Tools vertical markets as described below.

Factors affecting Systems revenues for the three months ended March 31, 2007.
Systems revenues for the three months ended March 31, 2007 increased by $4.5 million, or 11.0%, compared to the three months ended March 31, 2006. This increase was primarily attributable to higher Systems revenues in the Hardlines and Lumber and Productivity Tools vertical markets.
•	Systems revenues from our Hardlines and Lumber vertical market increased by $3.6 million, or 17.5%, primarily due to increased revenues from strategic alliance partners. One of our strategic partners announced that they are ending support for their legacy system and have encouraged their stores to purchase our Activant Eagle product in 2007, which resulted in increased sales for the three months ended March 31, 2007.

•	Systems revenue for Auto declined by $0.8 million, or 16.7%, primarily due to decreased installations of certain warehouse systems and lower shipments of legacy add-on products.

•	Systems revenue from our Wholesale Distribution vertical market increased by $0.6 million, or 4.7%, due to an increase in the number of license sales and related professional services.

•	Systems revenues for Productivity Tools increased by $1.1 million, or 46.9%, primarily due to an increase in the number of platform migration projects currently being implemented by our customers and the completion of key milestones for those customers.
Factors affecting Product Support revenues for the three months ended March 31, 2007.
Product Support revenues for the three months ended March 31, 2007 decreased by $0.1 million, or 0.3%, compared to the three months ended March 31, 2006. This decrease was primarily attributable to lower Product Support revenues in Auto, which were substantially offset by increased Product Support revenues in the Hardlines and Lumber vertical market.
•	Product Support revenues from our Hardlines and Lumber vertical market increased by $0.9 million, or 5.5%. This increase is attributable to our increased systems sales in prior periods, which over time, results in increased Product Support revenues.

•	Auto Product Support revenues decreased by $0.8 million, or 11.3%. Auto experienced a decline of approximately $0.4 million in product support revenues associated with customer attrition from our older systems that we continue to support but do not actively sell to new customers. We expect that product support revenues from our older systems will continue to decline. Approximately $0.4 million of the decline was associated with General Parts, Inc.’s decision to begin replacing our J-CON system with its own branded store system. We do not expect to recapture this product support revenue.
Factors affecting Content and Data Services revenues for the three months ended March 31, 2007.
Content and Data Services revenues for the three months ended March 31, 2007 increased by $0.6 million, or 3.6%, compared to the three months ended March 31, 2006. This increase was primarily attributable to higher Content and Data Services revenues in the Hardlines and Lumber vertical market.
•	Content and Data Services revenues from our Hardlines and Lumber vertical market increased by $0.4 million, or 28.9%, primarily due to increased sales of our iNet e-commerce product and Vista POS/panel data to original equipment manufacturers.
Factors affecting Other Services revenues for the three months ended March 31, 2007.
Other Services revenues for the three months ended March 31, 2007 decreased by $0.9 million, or 33.0%, compared to the three months ended March 31, 2006. This decrease was primarily attributable to lower Other Services revenues in the Hardlines and Lumber vertical market.
•	Other Services revenues from our Hardlines and Lumber vertical market decreased by $0.7 million, or 27.7%, primarily due to a decline in our business products revenues of forms and other paper products.

Total cost of revenues and gross margins as a percentage of revenues.
The following table sets forth, for the periods indicated, our cost of revenues and the variance thereof.

	Three months ended March 31,
	2006	2007
	Predecessor	Activant
(dollars in thousands)	Company	Solutions Inc.	Variance $	Variance %
Cost of revenues:
Systems	$21,884	$22,603	$719	3.3%
Product Support	15,941	15,795	(146)	(0.9)
Content and Data Services	3,573	3,763	190	5.3
Other Services	1,917	1,517	(400)	(20.9)

Total cost of revenues	$43,315	$43,678	$363	0.8%

The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues.

	Three months ended March 31,
	2006	2007
	Predecessor	Activant
	Company	Solutions Inc.
Gross margin as a percentage of revenues by segment:
Systems	46.2%	49.9%
Product Support	60.1	60.4
Content and Data Services	77.3	76.9
Other Services	28.7	15.8

Total gross margin as a percentage of revenues	56.3%	57.6%

Total Cost of Revenues. Total cost of revenues for the three months ended March 31, 2007 increased by $0.4 million, or 0.8%, compared to the three months ended March 31, 2006. This increase was comprised primarily of an increase in cost of Systems revenues, partially offset by declines in cost of other services revenues. Gross margin as a percentage of revenues increased from 56.3% for the three months ended March 31, 2006 to 57.6% for the three months ended March 31, 2007 primarily due to improvements in cost of Systems revenues.
•	Cost of Systems Revenues. Cost of Systems revenues for the three months ended March 31, 2007 increased by $0.7 million, or 3.3%, compared to the three months ended March 31, 2006 primarily as a result of increased system sales. Gross margin as a percentage of revenues increased from 46.2% for the three months ended March 31, 2006 to 49.9% for the three months ended March 31, 2007. The improvement in Systems gross margin is predominantly attributable to the Hardlines and Lumber and Productivity Tools vertical markets where we experienced increased revenues with relatively fixed costs.

•	Cost of Product Support Revenues. Cost of Product Support revenues for the three months ended March 31, 2007 decreased by $0.1 million, or 0.9%, compared to the three months ended March 31, 2006. Gross margin as a percentage of revenues increased from 60.1% for the three months ended March 31, 2006 to 60.4% for the three months ended March 31, 2007.

•	Cost of Content and Data Services Revenues. Cost of Content and Data Services revenues for the three months ended March 31, 2007 increased by $0.2 million, or 5.3%, compared to the three months ended March 31, 2006. Gross margin as a percentage of Content and Data Services revenues decreased from 77.3% for the three months ended March 31, 2006 to 76.9% for the three months ended March 31, 2007.

•	Cost of Other Services Revenues. Cost of Other Services revenues for the three months ended March 31, 2007 decreased by $0.4 million, or 20.9%, compared to the three months ended March 31, 2006. Gross margin as a percentage of Other Services revenues decreased from 28.7% for the three months ended March 31, 2006 to 15.8% for the three months ended March 31, 2007. The decline was a result of lower sales of business forms and other paper products without a corresponding decrease in operating costs.

Total Operating Expenses. The following table sets forth, for the periods indicated, operating expenses and the variance thereof.

	Three months ended March 31,
	2006	2007
	Predecessor	Activant
(dollars in thousands)	Company	Solutions Inc.	Variance $	Variance %
Sales and Marketing expense	$13,107	$15,420	$2,313	17.6%
Product Development expense	9,496	9,771	275	2.9
General and Administrative expense	11,022	9,886	(1,136)	(10.3)
Depreciation and Amortization	6,549	7,279	730	11.1

Total operating expenses	$40,174	$42,356	$2,182	5.4%

The following table sets forth, for the periods indicated, our operating expenses as a percentage of revenues.

	Three months ended March 31,
	2006	2007
	Predecessor	Activant
	Company	Solutions Inc.
Operating expenses as a percentage of revenues:
Sales and Marketing expense	13.2%	15.0%
Product Development expense	9.6	9.5
General and Administrative expense	11.1	9.5
Depreciation and Amortization	6.6	7.1

Total operating expenses as a percentage of revenues	40.6%	41.1%

Total operating expenses increased by $2.2 million, or 5.4%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase was primarily a result of an increase in sales and marketing expense and increased depreciation and amortization expense, partially offset by lower general and administrative expense.
•	Sales and Marketing Expense. Sales and marketing expense increased by $2.3 million, or 17.6%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase was primarily due to increased salaries of $0.8 million as we continue to expand the sales force, higher commission expense of $0.9 million that is generally paid upon bookings, and stock compensation expense of $0.4 million.

•	Product Development Expense. Product development expense increased by $0.3 million, or 2.9%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase is primarily a result of stock compensation expense of $0.2 million.

•	General and Administrative Expense. General and administrative expense declined by $1.1 million, or 10.3%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The three months ended March 31, 2006 included $1.8 million for expenses incurred in connection with an initial public offering of our common stock, which was abandoned in connection with the mergers, and approximately $0.4 million of consulting costs related to certain projects. For the three months ended March 31, 2007, we incurred stock compensation expense of $0.8 million and severance costs to our former CFO of $0.4 million.

•	Depreciation and Amortization. Depreciation and amortization expense increased by $0.7 million, or 11.1%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase resulted from approximately $100.0 million of additional intangible assets associated with the mergers, partially offset by longer lives of finite-lived intangible assets.
Operating Income. Due to the above factors, operating income for the three months ended March 31, 2007 increased by $1.4 million, or 9.5%, from $15.6 million to $17.0 million. Operating income as a percentage of total revenues increased to 16.5% of total revenues for the three months ended March 31, 2007 compared to 15.7% of total revenues for the three months ended March 31, 2006. The increase in operating income as a percentage of total revenues for the three months ended March 31, 2007 was primarily a result of improved gross margins from increased sales without a corresponding increase in cost of revenues, partially offset by higher sales and marketing expense.

Interest Expense. Interest expense for the three months ended March 31, 2007 was $11.7 million compared to $13.7 million for the three months ended March 31, 2006, a decrease of $2.0 million or 14.0%. The decrease is primarily a result of lower interest rates associated with our new debt structure, partially offset by an increase in debt of approximately $78.0 million.
Net Income. As a result of the above factors, we realized net income of $3.0 million for the three months ended March 31, 2007 compared to net income of $1.4 million for the three months ended March 31, 2006.
Six months ended March 31, 2007 compared to six months ended March 31, 2006
Revenues. The following table sets forth, for the periods indicated, our Segment revenues by vertical market and for productivity tools and the variance thereof.

	Six months ended March 31,
	2006	2007
	Predecessor	Activant
(dollars in thousands)	Company	Solutions Inc.	Variance $	Variance %
Systems Revenues:
Hardlines and Lumber	$43,234	$44,890	$1,656	3.8%
Auto	8,930	7,656	(1,274)	(14.3)
Wholesale Distribution	25,631	27,112	1,481	5.8
Productivity Tools	3,767	5,850	2,083	55.3

Total Systems Revenues	$81,562	$85,508	$3,946	4.8%

Product Support Revenues:
Hardlines and Lumber	$31,943	$34,081	$2,138	6.7%
Auto	15,353	13,492	(1,861)	(12.1)
Wholesale Distribution	28,308	28,609	301	1.1
Productivity Tools	3,710	3,169	(541)	(14.6)

Total Product Support Revenues	$79,314	$79,351	$37	0.0%

Content and Data Services Revenues:
Hardlines and Lumber	$2,864	$3,657	$793	27.7%
Auto	24,429	24,170	(259)	(1.1)
Wholesale Distribution	4,427	4,988	561	12.7
Productivity Tools	—	—	—	0.0

Total Content and Data Services Revenues	$31,720	$32,815	$1,095	3.5%

Other Services Revenues:
Hardlines and Lumber	$4,223	$3,632	$(591)	(14.0)%
Auto	280	—	(280)	—
Wholesale Distribution	85	—	(85)	—
Productivity Tools	—	—	—	—

Total Other Revenues	$4,588	$3,632	$(956)	(20.8)%

Total Revenues:
Hardlines and Lumber	$82,264	$86,260	$3,996	4.9%
Auto	48,992	45,318	(3,674)	(7.5)
Wholesale Distribution	58,451	60,709	2,258	3.9
Productivity Tools	7,477	9,019	1,542	20.6

Total Revenues	$197,184	$201,306	$4,122	2.1%

Total revenues for the six months ended March 31, 2007 increased by $4.1 million, or 2.1%, compared to the six months ended March 31, 2006. This increase was primarily attributable to higher Systems revenues in all vertical markets except Auto as described below.

Factors affecting Systems revenues for the six months ended March 31, 2007.
Systems revenues for the six months ended March 31, 2007 increased by $3.9 million, or 4.8%, compared to the six months ended March 31, 2006. This increase was primarily attributable to higher Systems revenues in the Hardlines and Lumber, Wholesale Distribution and Productivity Tools vertical markets, partially offset by Systems revenues in Auto.
•	Systems revenues from our Hardlines and Lumber vertical market increased by $1.7 million, or 3.8%, primarily due to increased revenues from strategic partners. One of our strategic partners announced that they are ending support for their legacy system and have encouraged their stores to purchase our Activant Eagle product in 2007, which resulted in increased sales for the six months ended March 31, 2007.

•	Systems revenues for Auto declined by $1.3 million, or 14.3%, primarily due to decreased installations of certain warehouse systems and lower shipments of add-ons and upgrades for our legacy products.

•	Systems revenues from our Wholesale Distribution vertical market increased by $1.5 million, or 5.8%, due to a higher percentage of sales to large strategic customers, who generally have a higher average selling price, or ASP, due to their size and complexity.

•	Systems revenues from Productivity Tools increased $2.1 million, or 55.3%, due to an increase in the number of platform migration projects currently being implemented by our customers.
Factors affecting Product Support revenues for the six months ended March 31, 2007.
Product Support revenues for the six months ended March 31, 2007 were flat compared to the six months ended March 31, 2006. Increased Product Support revenues from the Hardlines and Lumber vertical market were substantially offset by a decline in Auto Product Support revenues.
•	Product Support revenues from our Hardlines and Lumber vertical market increased by $2.1 million, or 6.7%. This increase is primarily attributable to increased systems sales in prior periods, which over time, results in increased Product Support revenues.

•	Auto Product Support revenues decreased by $1.9 million, or 12.1%. Auto experienced a decline of approximately $0.9 million in product support revenues associated with customer attrition from our older systems that we continue to support but do not actively sell to new customers. We expect that product support revenues from our older systems will continue to decline. Approximately $1.0 million of the decline was associated with General Parts, Inc.’s decision to begin replacing our J-CON system with its own branded store system. We do not expect to recapture this product support revenue.
Factors affecting Content and Data Services revenues for the six months ended March 31, 2007.
Content and Data Services revenues for the six months ended March 31, 2007 increased by $1.1 million, or 3.5%, compared to the six months ended March 31, 2006. Increased Content and Data Services revenues from the Hardlines and Lumber and Wholesale Distribution vertical markets were partially offset by a decline in Auto Content and Data Services revenues.
•	Content and Data Services revenues from our Hardlines and Lumber vertical market increased by $0.8 million, or 27.7%, primarily due to increased sales of our iNet e-commerce product and our Vista POS/panel data to original equipment manufacturers.

•	Auto Content and Data Services revenues declined by $0.3 million, or 1.1%, due to customer attrition from our older systems that we continue to support but do not actively sell to new customers.

•	Content and Data Services revenues from our Wholesale Distribution vertical market increased by $0.6 million, or 12.7%, primarily due to an increase in web hosting services and electronic commerce products.
Factors affecting Other Services revenues for the six months ended March 31, 2007.
Other Services revenues for the six months ended March 31, 2007 decreased by $1.0 million, or 20.8%, compared to the six months ended March 31, 2006 primarily in the Hardlines and Lumber and Auto vertical markets.

•	Other Services revenues from our Hardlines and Lumber vertical market decreased by $0.6 million, or 14.0%, primarily due to a decline in our business products revenues of forms and other paper products.
Total cost of revenues and gross margins as a percentage of revenues.
The following table sets forth, for the periods indicated, our cost of revenues and the variance thereof.

	Six months ended March 31,
	2006	2007
	Predecessor	Activant
(dollars in thousands)	Company	Solutions Inc.	Variance $	Variance %
Cost of revenues:
Systems	$42,215	$43,421	$1,206	2.9%
Product Support	31,479	31,562	83	0.3
Content and Data Services	7,026	7,321	295	4.2
Other Services	3,224	2,869	(355)	(11.0)

Total cost of revenues	$83,944	$85,173	$1,229	1.5%

The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues.

	Six months ended March 31,
	2006	2007
	Predecessor	Activant
	Company	Solutions Inc.
Gross margin as a percentage of revenues by segment:
Systems	48.2%	49.2%
Product Support	60.3	60.2
Content and Data Services	77.8	77.7
Other Services	29.7	21.0

Total gross margin as a percentage of revenues	57.4%	57.7%

Total Cost of Revenues. Total cost of revenues for the six months ended March 31, 2007 increased by $1.2 million, or 1.5%, compared to the six months ended March 31, 2006. This increase was primarily in Systems cost of revenues. Gross margin as a percentage of revenues increased from 57.4% for the six months ended March 31, 2006 to 57.7% for the six months ended March 31, 2007.
•	Cost of Systems Revenues. Cost of Systems revenues for the six months ended March 31, 2007 increased by $1.2 million, or 2.9%, compared to the six months ended March 31, 2006. This increase was comprised primarily of increased Systems revenues. Gross margin as a percentage of revenues increased from 48.2% for the six months ended March 31, 2006 to 49.2% for the six months ended March 31, 2007. The improvement in Systems gross margin is predominantly attributable to the Hardlines and Lumber and Productivity Tools vertical markets where we experienced increased revenues with relatively fixed costs.

•	Cost of Product Support Revenues. Cost of Product Support revenues for the six months ended March 31, 2007 increased by $0.1 million, or 0.3%, compared to the six months ended March 31, 2006. Gross margin as a percentage of revenues decreased slightly from 60.3% for the six months ended March 31, 2006 to 60.2% for the six months ended March 31, 2007.

•	Cost of Content and Data Services Revenues. Cost of Content and Data Services revenues for the six months ended March 31, 2007 increased by $0.3 million, or 4.2%, compared to the six months ended March 31, 2006. Gross margin as a percentage of Content and Data Services revenues decreased slightly from 77.8% for the six months ended March 31, 2006, to 77.7% for the six months ended March 31, 2007.

Total Operating Expenses.
The following table sets forth, for the periods indicated, operating expenses and the variance thereof.

	Six months ended March 31,
	2006	2007
	Predecessor	Activant
(dollars in thousands)	Company	Solutions Inc.	Variance $	Variance %
Sales and Marketing expense	$26,080	$30,975	$4,895	18.8%
Product Development expense	18,928	19,503	575	3.0
General and Administrative expense	20,024	19,307	(717)	(3.6)
Depreciation and Amortization	13,317	14,337	1,020	7.7

Total operating expenses	$78,349	$84,122	$5,773	7.4%

The following table sets forth, for the periods indicated, our operating expenses as a percentage of revenues.

	Six months ended March 31,
	2006	2007
	Predecessor	Activant
	Company	Solutions Inc.
Operating expenses as a percentage of revenues:
Sales and Marketing expense	13.2%	15.4%
Product Development expense	9.6	9.7
General and Administrative expense	10.2	9.6
Depreciation and Amortization	6.8	7.1

Total operating expenses as a percentage of revenues	39.7%	41.8%

Total operating expenses increased by $5.8 million, or 7.4%, for the six months ended March 31, 2007 compared to the six months ended March 31, 2006. The increase was primarily a result of increased sales and marketing expense and increased depreciation and amortization expense.
•	Sales and Marketing Expense. Sales and marketing expense increased by $4.9 million, or 18.8%, for the six months ended March 31, 2007 compared to the six months ended March 31, 2006. The increase was primarily due to increased salaries of $1.2 million as we continue to expand the sales force, higher commission expense of $1.6 million that is generally paid upon bookings, an increase in bad debt expense of $1.3 million and stock compensation expense of $0.6 million.

•	Product Development Expense. Product development expense increased by $0.6 million, or 3.0%, for the six months ended March 31, 2007 compared to the six months ended March 31, 2006. The increase was primarily a result of higher salary expense and stock compensation expense of $0.2 million.

•	General and Administrative Expense. General and administrative expense decreased by $0.7 million, or 3.6%, for the six months ended March 31, 2007 compared to the six months ended March 31, 2006. The six months ended March 31, 2006 included $1.8 million for expenses incurred in connection with an initial public offering of our common stock, which offering was abandoned in connection with the mergers. In the six months ended March 31, 2007, we incurred stock compensation expense of $1.2 million, severance costs to our former CFO of $0.4 million and costs associated with relocating our corporate headquarters, which were partially offset by one-time rebates and refunds of $0.8 million related to telecom and insurance costs.

•	Depreciation and Amortization. Depreciation and amortization expense increased by $1.0 million, or 7.7%, for the six months ended March 31, 2007 compared to the six months ended March 31, 2006. The increase resulted from approximately $100.0 million of additional intangible assets associated with the mergers, partially offset by longer lives of finite-lived intangible assets.
Operating Income. Due to the above factors, operating income for the six months ended March 31, 2007 decreased by $2.9 million, or 8.3%, from $34.9 million to $32.0 million. Operating income as a percentage of total revenues decreased to 15.9% of total revenues for the six months ended March 31, 2007 compared to 17.7% of total revenues for the six months ended March 31, 2006. The decrease in operating income as a percentage of total revenues was primarily a result of higher sales and marketing costs and higher depreciation and amortization expense.
Interest Expense. Interest expense for the six months ended March 31, 2007 was $23.9 million compared to $26.8 million for the six months ended March 31, 2006, a decrease of $2.9 million or 10.9%. The decrease is primarily a result of lower interest rates associated with our new debt structure, partially offset by an increase in debt of approximately $78.0 million.

Net Income. As a result of the above factors, we realized net income of $5.0 million for the six months ended March 31, 2007, compared to net income of $4.6 million for the six months ended March 31, 2006.
Liquidity and Capital Resources
Overview
Our principal liquidity requirements are for debt service, capital expenditures and working capital.
Our ability to service our indebtedness will depend on our ability to generate cash in the future. For the six months ended March 31, 2007, our net cash provided by operating activities was $13.3 million, which included depreciation and amortization expenses of $14.3 million and non-cash stock option expense of $2.2 million.
Our cash balance at March 31, 2007 was $16.4 million. As of March 31, 2007, we had $538.1 million in outstanding indebtedness comprised primarily of $363.1 million of a senior secured term loan pursuant to our senior secured credit agreement and $175.0 million senior subordinated notes due 2016. Our senior secured credit agreement provides for maximum revolving credit facility borrowings of up to $40.0 million, including letters of credit up to a maximum of $5.0 million. There are no borrowings or letters of credit outstanding under the $40.0 million revolving credit facility as of March 31, 2007.
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
On April 27, 2006, in connection with the consummation of the transactions, we issued $175.0 million aggregate principal amount of 9.50% senior subordinated notes due May 2, 2016. Each of our domestic subsidiaries, as primary obligors and not merely as sureties, jointly and severally, irrevocably and unconditionally guaranteed, on an unsecured senior subordinated basis, the performance and full and punctual payment when due, whether at maturity, by acceleration or otherwise, of all of our obligations under the senior subordinated notes indenture and the senior subordinated notes due 2016. The notes are our unsecured senior subordinated obligations and are subordinated in right of payment to all of our existing and future senior indebtedness (including the senior secured credit agreement), are effectively subordinated to all of our secured indebtedness (including the senior secured credit agreement), and are senior in right of payment to all of our existing and future subordinated indebtedness.
The terms of the senior secured credit agreement and the senior subordinated notes restrict certain activities, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets and transactions with affiliates. In addition, the senior secured credit agreement requires us to maintain a maximum total net leverage ratio and a minimum interest coverage ratio. The senior secured credit agreement also contains certain customary affirmative covenants and events of default. At March 31, 2007, we were in compliance with all of the senior secured credit agreement’s and the senior subordinated notes covenants.
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
Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006.
Our net cash provided by operating activities was $13.3 million and $12.4 million for the six months ended March 31, 2007 and 2006, respectively. The increase in cash flow provided by operating activities for the six months ended March 31, 2007 compared to the six months ended March 31, 2006 was primarily due to (i) $0.4 million increase in net income, (ii) $2.2 million stock compensation expense, (iii) $1.0 million higher depreciation and amortization expense, and (iv) $1.7 million increase in the allowance for doubtful accounts. This increase was partially offset by write-offs and amortization of deferred financing costs and IPO costs of $3.8 million and $4.9 million changes in operating assets and liabilities compared to the prior period.
Our investing activities used net cash of $5.2 million and $4.6 million during the six months ended March 31, 2007 and 2006, respectively. Our capital expenditures were $5.6 million and $5.8 million for the six months ended March 31, 2007 and 2006, respectively. These amounts included capitalized computer software and database costs of $2.5 million and $3.0 million for the six months ended March 31, 2007 and 2006, respectively.
Our financing activities used cash of $28.1 million for the six months ended March 31, 2007, primarily consisting of payments totaling $25.0 million on our senior secured term loan and a $2.0 million payment on our 10 1/2 % senior notes. In the six months ended March 31, 2006, we generated cash from financing activities of $0.6 million, primarily consisting of the issuance of $185.0 million aggregate principle amount of floating rate senior notes due 2010. The proceeds, net of $3.6 million debt issuance costs, were used to repay our $180.0 senior unsecured bridge loan.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
At March 31, 2007, we had outstanding $363.1 million aggregate principal amount of a term loan due 2013, $175.0 million of senior subordinated notes and no borrowings under our revolving credit facility. The term notes due 2013 bear interest at floating rates. In May 2006, we entered into four interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations and to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. Giving effect to the interest rate swap, a 0.25% increase in floating rates would increase our interest expense by approximately $0.3 million annually.
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
We monitor our foreign currency exposure and, from time to time, may attempt to reduce our exposure through hedging. At March 31, 2007, we had no foreign currency contracts outstanding.

Item 4. Controls and Procedures.
(a) Disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that information required to be disclosed by us in the reports that we file with or submit to the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file with or submit to the SEC is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on this evaluation of our disclosure controls and procedures as described above, our CEO and CFO have concluded that as of March 31, 2007 our disclosure controls and procedures were effective.
(b) Internal controls over financial reporting. During the fiscal quarter ended March 31, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 4T. Controls and Procedures.
Not applicable.

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
In June 2004, General Parts, Inc., one of our largest customers, informed us of its intention to replace our J-CON parts store system with its own branded product at its company-owned stores and to recommend that its independent affiliated stores also replace the J- CON system. We believe the majority of this transition was completed by the end of calendar year 2006. J-CON product support revenues for all of General Parts’ company-owned stores and independent affiliated stores were approximately $3.7 million for the year ended September 30, 2006.

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
Our success is dependent in part upon the performance and integration of our new chief executive officer and on the performance and integration of new members of our senior management replacing those members of our senior management who left us in 2006-2007. If we are unable to integrate our new chief executive officer and other members of senior management who replaced members of our senior management who have terminated their employment with us, there could be a negative effect on our ability to operate our business.
Our success and ability to implement our business strategy, including integrating acquisitions, depend upon the continued contributions of our management team and others, including our technical employees. On May 2, 2006, Mr. Pervez Qureshi, formerly our chief operating officer, became our chief executive officer and president. Our business and operations are substantially dependent on the performance and integration of our new chief executive officer and president. We have also relocated our headquarters to our Livermore, California office. Mr. Greg Petersen resigned as Executive Vice President effective January 5, 2007 and Mr. Christopher Speltz resigned as Senior Vice President of Finance and Treasurer effective January 2, 2007 due to their inability to relocate to Livermore. Mr. Richard Rew (our former vice president, general counsel and secretary) resigned effective on July 14, 2006. Mr. Timothy Taich joined us as our new Vice President and General Counsel as of September 18, 2006. In addition, Mr. Brian Agle, who joined us as our Senior Vice President and Chief Financial Officer as of November 16, 2006, resigned, effective February 9, 2007. Ms. Kathleen M. Crusco joined us as our new Senior Vice President and Chief Financial Officer as of May 3, 2007. Our future success also depends on the performance and integration of our new senior management and our ability to attract and retain qualified personnel. A failure to retain members of our senior management team or attract other qualified personnel could reduce our revenues, increase our expenses and reduce our profitability.
Our new Activant Eagle and Vision products developed for the automotive parts aftermarket are key elements to our strategy to re-establish growth in the automotive parts aftermarket, and if this product does not gain market acceptance within that market our future growth and operating results could be adversely affected.
A component of our business strategy is to re-establish growth in the automotive parts aftermarket through the introduction of new systems and services. We have developed a version of our Activant Eagle product, a Windows-based system that has versions currently targeted at the hardlines and lumber vertical markets, that targets the automotive parts aftermarket. In the event our version of Activant Eagle for the automotive parts aftermarket does not gain acceptance within that market, our future growth and operating results could be adversely affected.
Our substantial indebtedness could adversely affect our business.
We have a substantial amount of indebtedness. As of March 31, 2007, we had total debt of $538.1 million and $40.0 million was available for additional borrowing under our senior secured revolving credit facility, including letters of credit up to a maximum of $5.0 million. Our substantial indebtedness has important consequences, including:
•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facilities, the outstanding floating rate senior notes and our receivables facility will be at variable rates of interest;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, other general corporate requirements and acquisitions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and

•	placing us at a competitive disadvantage compared to our competitors with less indebtedness.
In addition, our senior secured credit facilities and the indenture governing the notes permit us to incur substantial additional indebtedness in the future. For example, subject to certain terms and conditions, our senior secured credit agreement provides for one or more uncommitted incremental term loan and/or revolving credit facilities in an aggregate amount not to exceed $75.0 million. If new indebtedness is added to our and our subsidiaries’ current debt levels, the risks described above would intensify.
We may be unable to service our indebtedness.
Our ability to make scheduled payments on or to refinance our obligations with respect to our indebtedness depends on our financial and operating performance, which are affected by general economic, financial, competitive, business and other factors beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our senior secured revolving credit facility in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our debt or sell certain of our assets on or before the maturity of our debt. We may not be able to restructure or refinance any of our debt on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.
Our operations are substantially restricted by the terms of our indebtedness, which could adversely affect us.
Our senior secured credit facilities and the indenture governing our senior subordinated notes contain a number of significant covenants. These covenants limit our ability and the ability of our restricted subsidiaries to, among other things:
•	incur additional indebtedness and issue additional preferred stock;

•	make capital expenditures and other investments;

•	merge, consolidate or dispose of our assets or the capital stock or assets of any restricted subsidiary;

•	engage in sale-leaseback transactions;

•	pay dividends, make distributions or redeem capital stock;

•	change our line of business;

•	enter into transactions with our affiliates; and

•	grant liens on our assets or the assets of our restricted subsidiaries.
Our senior secured credit facilities require us to meet certain financial tests. The failure to comply with any of these covenants or tests would cause a default under our senior secured credit facilities. A default, if not waived, could result in acceleration of the outstanding indebtedness under the notes and our senior secured credit facilities, in which case the debt would become immediately due and payable. In addition, a default or acceleration of indebtedness under our senior subordinated notes or our senior secured credit facilities could result in a default or acceleration of other indebtedness we may incur with cross-default or cross-acceleration provisions. If this occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be available on terms that are acceptable to us. Complying with these covenants and tests may cause us to take actions that we otherwise would not take or not take actions that we otherwise could take.
The costs and difficulties of integrating future acquisitions could impede our future growth, diminish our competitiveness and materially adversely affect our operations.
In March 2005, we acquired Speedware Corporation Inc. and in September 2005, we acquired Prophet 21, Inc. These acquisitions increased the size and geographic scope of our operations. Additionally, we may pursue further acquisitions as part of our expansion strategy or to augment our sales, including additional acquisitions that extend our presence outside of

North America. We cannot be certain that our current or future transactions will be successful and will not materially adversely affect the conduct, operating results or financial results of our business. With respect to any future acquisitions, we may be unable to identify additional potential acquisition targets, integrate and manage successfully any acquired businesses or achieve a substantial portion of any anticipated cost savings or other anticipated benefits from other acquisitions in the timeframe we anticipate, or at all. In addition, many transactions are subject to closing conditions, which may not be satisfied, and transactions may not be successfully completed even after their public announcement. Once completed, acquisitions, including Prophet 21, involve numerous risks, such as difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, market acceptance of our integrated product offerings, risks related to potential unknown liabilities associated with acquired businesses, personnel turnover and the diversion of management’s attention from other business concerns. Acquisitions of foreign businesses involve numerous additional risks, including difficulty enforcing agreements and collecting receivables under foreign laws and regulations, unexpected political, legal, trade or economic changes or instability, more stringent regulatory requirements or rules relating to labor or the environment, difficulty enforcing our intellectual property rights and increased exposure to foreign exchange rate fluctuations. We generally have paid cash for our recent acquisitions, including Speedware and Prophet 21. Any future acquisitions may involve further use of our cash resources, the issuance of equity or debt securities and/or the incurrence of other forms of debt. The use of debt to fund acquisitions or for other purposes significantly increases out interest expense and leverage, and could exacerbate the risks associated with our indebtedness described above.
A significant portion of our total assets consist of goodwill and other intangible assets, which may be subject to impairment charges in the future depending upon the financial results of our business.
Approximately $597 million of the purchase price paid in connection with the transactions completed in May 2006 was allocated to acquired goodwill, which must be assessed for impairment at least annually. In the future, if our business does not yield expected financial results we may be required to take charges to our earnings based on this impairment assessment process, which could materially adversely affect our financial position.
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
We compete with many other technology providers in connection with the sale of our business management solutions to the retail and wholesale distribution market and our failure to effectively compete may negatively impact our market share and/or revenue.
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
We are subject to the risk that we are infringing on the proprietary rights of third parties. Although we are not aware of any infringement by our technology on the proprietary rights of others and are not currently subject to any legal proceedings involving claimed infringements by our products, we may be subject to such third-party claims, litigation or indemnity demands and these claims may be successful. If a claim or indemnity demand were to be brought against us, it could result in costly litigation or product shipment delays or force us to stop selling such product or providing such services or to enter into royalty or license agreements that may require substantial royalty or licensing payments. There can be no assurance we would be able to enter into these agreements on commercially acceptable terms.

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
If we fail to obtain software and information we license from third parties on acceptable terms, we may experience delays and disruptions that could materially and adversely affect our business and results of operations.
We license and use software and information from third parties in our business. These third party software and information licenses may not continue to be available to us on acceptable terms. Also, these third parties may from time to time receive claims that they have infringed the intellectual property rights of others, including patent and copyright infringement claims, which may affect our ability to continue licensing their software or information. Our inability to use any of this third party software and information could result in shipment delays or other disruptions in our business, which could materially and adversely affect our operating results.
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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.
The exhibits filed with this report are as follows:

Exhibit
No.	Description
10.1	Form of Indemnification Agreement (incorporated by reference from Activant Solutions Inc.’s Current Report on Form 8-K filed on March 8, 2007)

10.2	Offer Letter, dated as of March 19, 2007, by and between Activant Solutions Inc. and Kathleen M. Crusco (incorporated by reference from Activant Solutions Inc.’s Current Report on Form 8-K filed on March 22, 2007)

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Pervez Qureshi.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Pervez Qureshi.

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco.

*	Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 10th day of May 2007.

ACTIVANT SOLUTIONS INC.

By:	/s/ KATHLEEN M. CRUSCO
Kathleen M. Crusco
Senior Vice President and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)