Form 10-Q
period 2007-06-30
ACTIVANT SOLUTIONS INC /DE/
filed 2007-08-14
CIK 1059103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 13, 2007
Common Stock, par value $0.01 per share	10 shares

ACTIVANT SOLUTIONS INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007
INDEX

PAGE
FORWARD-LOOKING STATEMENTS	3

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS (Unaudited)	4

Consolidated Balance Sheets as of September 30, 2006 and June 30, 2007	4

Consolidated Statements of Operations and Comprehensive Income for the three months ended June 30, 2007 and the period from Inception to June 30, 2006 (Activant Solutions Inc.) and the period from April 1, 2006 to May 2, 2006 (Predecessor Company)	5

Consolidated Statements of Operations and Comprehensive Income for the nine months ended June 30, 2007 and the period from Inception to June 30, 2006 (Activant Solutions Inc.) and the period from October 1, 2005 to May 2, 2006 (Predecessor Company)	6

Consolidated Statements of Cash Flows for the nine months ended June 30, 2007 and the period from Inception to June 30, 2006 (Activant Solutions Inc.) and the period from October 1, 2005 to May 2, 2006 (Predecessor Company)	7

Notes to Consolidated Financial Statements	8

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	42

ITEM 4. — CONTROLS AND PROCEDURES	42

PART II — OTHER INFORMATION

ITEM 1. — LEGAL PROCEEDINGS	43

ITEM 1A. – RISK FACTORS	43

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	49

ITEM 3. — DEFAULTS UPON SENIOR SECURITIES	49

ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	49

ITEM 5. — OTHER INFORMATION	49

ITEM 6. — EXHIBITS	50

SIGNATURE	51
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
Some of the key factors that could cause actual results to differ from our expectations are:
•	failure to anticipate or respond to our customers’ needs and requirements;

•	failure of our proprietary technology to support our customers’ future needs or it becoming obsolete;

•	failure to develop new relationships and maintain existing relationships with key industry participants and/or key customers and/or loss of significant customer revenues;

•	discontinuance by one of our largest customers of the use of certain of our products;

•	loss of recurring subscription service revenues;

•	transition of certain of our senior management personnel and the failure to attract, retain and integrate qualified management personnel;

•	failure of our Activant Eagle and Vision products to gain acceptance within the automotive parts aftermarket;

•	our substantial indebtedness and our ability to incur additional indebtedness;

•	certain covenants in our debt documents;

•	costs and difficulties of integrating acquisitions, including our recently completed acquisition of Silk Systems and our recently announced acquisition of Intuit’s distribution software management division;

•	possible future impairment charges, depending upon the financial results of our business, in view of the fact that a significant portion of our total assets consist of goodwill and other intangible assets;

•	changes in the manner or basis on which we receive third-party information used to maintain our electronic automotive parts and applications catalog;

•	failure by certain of our existing customers to upgrade to our current generation of systems;

•	failure to effectively compete;

•	substantial fluctuations in, or failure to maintain current systems sales levels of one-time sales of software licenses and hardware;

•	consolidation trends among our customers and consolidation trends in the market segments in which we operate;

•	failure to adequately protect our proprietary rights and intellectual property or limitations on the availability of legal or technical means of effecting such protection;

•	claims by third parties that we are infringing on their proprietary rights or other adverse claims;

•	defects or errors in our software or information services;

•	interruptions of our connectivity applications or catastrophic failure of our data center, telecommunications or information technology infrastructure;

•	claims for damages against us in the event of a failure of our customers’ systems;

•	our ability to assume additional debt on favorable terms, if at all;

•	prolonged unfavorable general economic and market conditions, especially in the lumber industry;

•	differing interests of debt security holders and our controlling stockholders or investors; and

•	the other factors described under the heading “Risk Factors” and elsewhere in this report.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
ACTIVANT SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
(in thousands, except share data)	2006	2007
		(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$36,383	$25,565
Trade accounts receivable, net of allowance for doubtful accounts of $2,205 and $5,175 at September 30, 2006 and June 30, 2007, respectively	55,689	49,824
Inventories, net	4,355	5,963
Deferred income taxes	5,401	7,453
Income taxes receivable	12,906	2,672
Prepaid expenses and other current assets	5,231	5,954

Total current assets	119,965	97,431

Property and equipment, net	8,727	9,328
Intangible assets, net	221,380	210,340
Goodwill	598,532	600,821
Deferred financing costs	15,137	14,628
Other assets	3,945	4,418

Total assets	$967,686	$936,966

LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$13,944	$13,437
Payroll related accruals	18,266	16,557
Deferred revenue	29,688	26,194
Current portion of long-term debt	3,900	—
Accrued expenses and other current liabilities	23,436	20,679

Total current liabilities	89,234	76,867

Long-term debt	561,150	538,050
Deferred tax liabilities	64,817	58,483
Other liabilities	4,812	4,418

Total liabilities	720,013	677,818

Commitments and contingencies	—	—

Common Stock:
Par value $0.01, authorized 1,000 shares, 10 shares issued and outstanding, at September 30, 2006 and June 30, 2007	—	—
Additional paid-in capital	246,744	250,024
Retained earnings	3,080	9,395
Other accumulated comprehensive income (loss):
Unrealized loss on cash flow hedges	(2,103)	(310)
Cumulative translation adjustment	(48)	39

Total stockholder’s equity	247,673	259,148

Total liabilities and stockholder’s equity	$967,686	$936,966

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands)	Predecessor	Activant Solutions	Activant Solutions
	Company	Inc.	Inc.
	Period from	Period from	Three Months
	April 1, 2006 to	Inception to	Ended
	May 2, 2006	June 30, 2006	June 30, 2007
Revenues:
Systems	$9,813	$25,867	$41,490
Services	18,218	37,549	58,759

Total revenues	28,031	63,416	100,249

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems (1)	5,334	13,549	22,695
Services (1)	6,852	14,732	21,699

Total cost of revenues	12,186	28,281	44,394

Gross profit	15,845	35,135	55,855

Operating expenses:
Sales and marketing (1)	4,469	9,134	14,071
Product development (1)	3,057	6,242	10,490
General and administrative (1)	3,209	5,842	9,922
Depreciation and amortization	2,195	4,690	7,448
Acquisition-related costs	30,515	194	72
Restructuring costs	116	115	276

Total operating expenses	43,561	26,217	42,279

Operating income (loss)	(27,716)	8,918	13,576
Interest expense	(6,199)	(8,166)	(11,774)
Write-off of prior deferred financing costs	(14,459)	—	—
Premiums on debt repurchase	(26,671)	—	—
Other income (loss), net	(268)	(38)	327

Income (loss) before income taxes	(75,313)	714	2,129
Provision for (benefit from) income taxes	(25,490)	119	783

Net income (loss)	$(49,823)	$595	$1,346

Comprehensive income:
Net income (loss)	$(49,823)	$595	$1,346
Unrealized gain on cash flow hedges	—	1,423	2,042
Foreign currency translation adjustment	22	(61)	18

Comprehensive income (loss)	$(49,801)	$1,957	$3,406

(1) Includes share-based payment expense as follows:
Cost of revenues
Systems	$—	$—	$11
Services	—	—	88
Operating expenses
Sales and marketing	—	—	252
Product development	—	—	97
General and administrative	$1,249	$—	$632
The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands)	Predecessor	Activant Solutions	Activant Solutions
	Company	Inc.	Inc.
	Period from	Period from	Nine Months
	October 1, 2005	Inception to	Ended
	to May 2, 2006	June 30, 2006	June 30, 2007
Revenues:
Systems	$91,404	$25,867	$126,998
Services	133,811	37,549	174,557

Total revenues	225,215	63,416	301,555

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems (1)	47,547	13,549	66,116
Services (1)	48,581	14,732	63,451

Total cost of revenues	96,128	28,281	129,567

Gross profit	129,087	35,135	171,988

Operating expenses:
Sales and marketing (1)	30,549	9,134	45,046
Product development (1)	21,986	6,242	29,993
General and administrative (1)	21,459	5,842	28,942
Depreciation and amortization	15,511	4,690	21,785
Acquisition-related costs	32,291	194	72
Restructuring costs	116	115	563

Total operating expenses	121,912	26,217	126,401

Operating income	7,175	8,918	45,587
Interest expense	(33,000)	(8,166)	(35,644)
Write-off of prior deferred financing costs	(15,994)	—	—
Premiums on debt repurchase	(26,671)	—	—
Other income (loss), net	733	(38)	786

Income (loss) before income taxes	(67,757)	714	10,729
Provision for (benefit from) income taxes	(22,553)	119	4,414

Net income (loss)	$(45,204)	$595	$6,315

Comprehensive income:
Net income (loss)	$(45,204)	$595	$6,315
Unrealized gain on cash flow hedges	—	1,423	1,793
Foreign currency translation adjustment	(131)	(61)	87

Comprehensive income (loss)	$(45,335)	$1,957	$8,195

(1) Includes share-based payment expense as follows:
Cost of revenues
Systems	$—	$—	$35
Services	—	—	289
Operating expenses
Sales and marketing	—	—	837
Product development	—	—	320
General and administrative	$1,393	$—	$1,812
The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	Predecessor	Activant Solutions	Activant Solutions
	Company	Inc.	Inc.
	Period from	Period from	Nine Months
	October 1, 2005	Inception to	Ended
	to May 2, 2006	June 30, 2006	June 30, 2007
OPERATING ACTIVITIES
Net income (loss)	$(45,204)	$595	$6,315
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	1,393	—	3,293
Depreciation	3,498	1,022	4,489
Amortization of intangible assets	12,013	3,668	17,296
Amortization of deferred financing costs	1,783	315	1,586
Write-off of prior deferred financing costs	15,994	—	—
Write-off capitalized IPO costs	1,776	—	—
Provision for doubtful accounts	1,558	747	2,970
Deferred income taxes, net	(10,192)	(341)	(8,386)
Other, net	1,331	(221)	1,697
Changes in assets and liabilities:
Trade accounts receivable	1,797	(3,087)	3,963
Inventories	(2,128)	950	(1,371)
Prepaid expenses and other assets	(22,531)	(1,116)	8,972
Accounts payable	(224)	(1,221)	(515)
Deferred revenue	(4,944)	7,789	(4,012)
Accrued expenses and other liabilities	56,751	2,731	(6,053)

Net cash provided by operating activities	12,671	11,831	30,244

INVESTING ACTIVITIES
Purchase of Activant Solutions Inc.	—	(782,893)	—
Acquisition, net of cash acquired	—	—	(6,502)
Purchase of property and equipment	(3,586)	(596)	(4,989)
Capitalized computer software costs and databases	(3,455)	(860)	(3,987)
Unrealized gain on cash flow hedge, net	—	—	1,793
Purchase price adjustments	508	—	700
Proceeds from disposition of equity interest	679	—	—

Net cash used in investing activities	(5,854)	(784,349)	(12,985)

FINANCING ACTIVITIES
Issuance of common stock at inception	—	245,625	—
Proceeds from long-term debt	185,000	565,000	—
Repayment of senior unsecured bridge loan	(180,000)	—	—
Proceeds from credit facility	10,000	—	—
Repayment of credit facility	(10,000)	—	(27,000)
Payment on long-term debt	(149)	(975)	—
Repurchase of common stock	(840)	—	—
Exercise of stock options	105	—	—
Debt issuance costs	(3,561)	(15,910)	(1,077)

Net cash provided by (used in) financing activities	555	793,740	(28,077)

Net change in cash and cash equivalents	7,372	21,222	(10,818)
Cash and cash equivalents, beginning of period	10,952	—	36,383

Cash and cash equivalents, end of period	$18,324	$21,222	$25,565

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$26,155	$116	$38,097
Income taxes	$8,311	$282	$9,993
The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
1. BASIS OF PRESENTATION
On May 2, 2006, Activant Group Inc. (formerly known as Lone Star Holding Corp.), or Activant Group, Lone Star Merger Corp., or Merger Sub, and Activant Solutions Holdings Inc., or Holdings (the “Predecessor Company”), consummated a merger, whereupon Holdings became wholly owned by Activant Group, which is wholly owned by investment funds affiliated with Hellman & Friedman LLC, Thoma Cressey Equity Partners, Inc., or Thoma Cressey, and JMI Equity and certain members of our management. Following the merger, on May 2, 2006, Holdings merged with and into Activant Solutions Inc., with Activant Solutions Inc. (“we”, “us”, or “our”) continuing as the surviving corporation and wholly owned subsidiary of Activant Group. These mergers are referred to as the “mergers” and the transactions related to the mergers are referred to collectively as the “transactions.” The transaction was treated as a purchase and thus the assets and liabilities were recorded at their fair value as of the closing date. Activant Group was incorporated on March 7, 2006 for the purpose of acquiring Holdings and did not have any operations prior to May 2, 2006 other than in connection with the Holdings acquisition.
The accompanying consolidated statements of operations for the period from October 1, 2005 to May 2, 2006 and the period from April 1, 2006 to May 2, 2006, and cash flows for the period from October 1, 2005 to May 2, 2006 represent the results of operations and cash flows of the Predecessor Company and its wholly owned subsidiaries. The accompanying consolidated balance sheets as of September 30, 2006 and June 30, 2007, consolidated statements of operations for the period from Inception to June 30, 2006 and the three and nine months ended June 30, 2007, and cash flows for the nine months ended June 30, 2007 represent our financial position, results of operations and cash flows. Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to current period presentation.
Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While our management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2007, actual results may differ from these estimates and operating results for the three and nine months ended June 30, 2007 are not necessarily indicative of the results that may be achieved for the year ending September 30, 2007.
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
The mergers and related transactions were funded by a combination of approximately $245.7 million of proceeds from the issuance of common stock, a $390.0 million senior secured term loan facility and $175.0 million in senior subordinated notes, less cash received. The mergers have been recorded using the purchase method of accounting. The purchase price allocation is based upon the relative fair values of the identifiable assets acquired and liabilities assumed. The excess purchase price over those fair values is recorded as goodwill.
During the nine months ended June 30, 2007, we recorded a purchase price adjustment to goodwill of $0.7 million related to the release by Thoma Cressey, and the other former stockholders of Prophet 21, Inc., to us of such amount from the indemnification escrow account established in conjunction with the purchase of Prophet 21, Inc by the Predecessor Company. The goodwill recorded as a result of the transaction is not expected to be deductible for tax purposes. We also decreased goodwill by $1.4 million related to the resolution of additional pre-acquisition income tax uncertainties and basis adjustments related to temporary differences of acquired assets that are not expected to reverse.
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
On May 31, 2007, we acquired 100% of the common stock of Silk Systems, Inc. for a total purchase price of $6.5 million, net of $0.7 million cash received. We allocated $4.4 million of the purchase price to goodwill. Our financial statements include the results of operations of this business for the period from June 1, 2007 to June 30, 2007. The results of operations and financial position of this business are not material to our results of operations and financial position. We are in the process of determining values of certain tangible and intangible assets; thus, the allocation of the purchase price to the assets acquired and liabilities assumed in connection with this acquisition is subject to change. The preliminary purchase price allocation is based upon our best estimates of the relative fair values of the identifiable assets acquired and liabilities assumed.
We recorded a charge to operations of $0.1 million for the three months ended June 30, 2007 which related to our acquisition of Silk Systems Inc. and was primarily composed of travel expenses associated with the integration of Silk Systems Inc. We expect to incur additional integration costs related to Silk Systems Inc. and the below referenced Asset Purchase Agreement with Intuit Inc. throughout the remainder of 2007.
During the period from October 1, 2005 to May 2, 2006, the Predecessor Company incurred $32.3 million in acquisition-related costs. $30.5 million of these expenses were transaction costs related to the mergers. The remaining $1.8 million was for professional services expenses related to an initial public offering of the Predecessor Company’s stock which offering was withdrawn in connection with the mergers. During the period from Inception to June 30, 2006, we incurred acquisition-related costs of $0.2 million related to the mergers. These charges primarily include outside financial advisory, accounting, legal and consulting fees, and other costs incurred directly related to integrating acquired companies.

5. SUBSEQUENT EVENT
On July 2, 2007, we and Greenland Holding Corp., a newly formed and wholly owned subsidiary of ours (“Greenland”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Intuit Inc. (“Intuit”). The Asset Purchase Agreement provides for the acquisition and assumption by us from Intuit of specified assets (the “Transferred Assets”) and liabilities (the “Assumed Liabilities”) that comprise Intuit Eclipse, Intuit’s distribution management software division (the “Transaction”).
Under the terms of the Asset Purchase Agreement, we will acquire the Transferred Assets and assume the Assumed Liabilities for an aggregate consideration of approximately $100.0 million in cash subject to certain adjustments related to severance payments and working capital. We expect to finance the Transaction, including related fees and expenses, with a combination of borrowings under the Acquisition Facility (defined below), borrowings under our existing $40.0 million revolving credit facility described below and our cash on hand at the time of the closing of the Transaction. Consummation of the Transaction is subject to the satisfaction or waiver of customary conditions, including (1) the expiration or termination of the applicable Hart-Scott-Rodino waiting period which occurred on July 20, 2007, (2) subject to certain exceptions, the material accuracy of the representations and warranties of the parties and (3) the absence of any Material Adverse Effect (as defined in the Asset Purchase Agreement) with respect to Intuit Eclipse.
Concurrently, and in connection with entering into the Asset Purchase Agreement, we entered into a commitment letter with Deutsche Bank Trust Company Americas and Deutsche Bank Securities Inc. (the “Debt Commitment Letter”) to obtain a new incremental term loan facility to be used to finance the Transaction and to pay fees and expenses in connection therewith (the “Acquisition Facility”). Under the terms of the Debt Commitment Letter, the Acquisition Facility will be documented pursuant to an incremental term loan amendment under our existing senior credit agreement pursuant to which we will borrow $75.0 million as a new tranche of loans under the credit agreement.
The Acquisition Facility will mature on May 2, 2013 and will amortize in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the Acquisition Facility, with the balance payable on May 2, 2013. Repayment of the Acquisition Facility will be guaranteed by the same guarantors who are required to guarantee our existing senior secured credit agreement and secured by the same assets that are required to secure our existing senior secured credit agreement.
The loans under the Acquisition Facility will bear interest rates based on rates plus a margin to be agreed upon with the lenders prior to the closing of the Transaction.
We expect the Transaction and the entry into the Acquisition Facility to close in the fourth fiscal quarter of 2007.
6. RESTRUCTURING
During the three months ended June 30, 2007, our management approved a restructuring plan for eliminating certain positions associated with outsourcing certain activities to third-party providers. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), we recorded a charge of approximately $0.2 million related to workforce reductions, which events were communicated to the impacted employees or incurred during the period. The charge was comprised of severance and other employee termination benefits related to these workforce reductions. Approximately $0.3 million remains to be paid as of June 30, 2007 related to these actions and are anticipated to be paid over the next twelve months.
During the three months ended June 30, 2007, our management also approved a restructuring plan for eliminating certain positions with the intent to streamline and focus our efforts and more properly align our cost structure with our projected revenue streams. In accordance with SFAS 146, we recorded a charge of approximately $0.1 million related to this workforce reduction which was communicated to impacted employees during the period. All payments related to this action were made by June 30, 2007.
During the periods from October 1, 2006 to May 2, 2006 and Inception to June 30, 2006, the Predecessor Company and we, incurred, in accordance with SFAS 146, restructuring costs of $0.1 million and $0.1 million, respectively. These were one-time benefits paid to certain employees separated in connection with the relocation of our corporate offices from Austin, Texas to Livermore, California. We also incurred $0.3 million in costs related to this action during the nine months ended June 30, 2007. All payments related to this action were made by June 30, 2007.

7. DEBT
Our long-term debt consisted of the following at the indicated dates:

	September 30,	June 30,
(dollars in thousands)	2006	2007
10 1/2 % senior notes due 2011	$2,000	$—
Senior secured credit agreement	388,050	363,050
Senior subordinated notes	175,000	175,000

Total debt	565,050	538,050
Current portion	(3,900)	—

Long-term debt	$561,150	$538,050

10 1/2% senior notes due 2011
On March 21, 2007, we made a final payment of $2.0 million on the 10 1/2% senior notes due 2011. The $0.1 million repurchase premium on the notes was recorded as additional interest expense.
Senior secured credit agreement
On May 2, 2006, in connection with the consummation of the mergers, we entered into a senior secured credit agreement. The senior secured credit agreement provides for (i) a seven-year term loan in the amount of $390.0 million, amortized at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after May 2, 2006, with the balance paid at maturity, and (ii) a five-year revolving credit facility that permits loans in an aggregate amount of up to $40.0 million, which includes a letter of credit facility and a swing line facility. During the nine months ended June 30, 2007, we repaid $25.0 million in principal, which reduced the future unamortized principal payments due per the amortization schedule. There were no borrowings under the revolving credit facility during the nine months ended June 30, 2007.
Substantially all of our assets and those of our subsidiaries are pledged as collateral on the senior secured credit agreement.
The borrowings under the senior secured credit agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank Trust Company Americas, and (2) the federal funds rate plus 1/2 of 1%; or (b) a reserve adjusted Eurodollar rate on deposits for periods of one-, two-, three-, or six-months (or, to the extent agreed to by each applicable lender, nine- or twelve-months or less than one month). In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios, none of which had been obtained as of June 30, 2007. We must also pay customary letter of credit fees for issued and outstanding letters of credit.
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
The terms of the senior secured credit agreement and the senior subordinated notes restrict certain activities, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets and transactions with affiliates. In addition, the senior secured credit agreement requires us to maintain a maximum total net leverage ratio and a minimum interest coverage ratio. The senior secured credit agreement also contains certain customary affirmative covenants and events of default. At June 30, 2007, we were in compliance with all of the covenants of the senior secured credit agreement and the senior subordinated notes.

8. INCOME TAXES
We recorded a provision for income tax expense at an overall estimated annual effective tax rate of 36.8% and 41.1% for the three and nine months ended June 30, 2007, respectively, which was based on our anticipated results for the full fiscal year. Our income tax expense differed from the amount computed by applying the statutory rate to income before provision for income taxes due to the impact of permanent differences.
9. COMMON STOCK OPTION PLAN
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
At June 30, 2007, the total intrinsic value of outstanding stock options was approximately $3.5 million. At June 30, 2007, there was approximately $13.4 million of total unrecognized shared-based payment expense related to unvested stock options which we expect to recognize as expense in future periods through 2012.
Activant Solutions Inc.
During 2006 Activant Group, our parent company, adopted the Activant Group Inc. 2006 Stock Incentive Plan (the “2006 Option Plan”), which provides for the grant of incentive and non–qualified stock options to employees associated with us. The option price may not be less than the fair market value at the date of grant as determined in good faith by the Board of Directors of Activant Group from time to time. Options vest in varying amounts over a period up to five years and expire ten years from the date of the grant. We recorded share-based payment expense of approximately $3.3 million for the nine months ended June 30, 2007, with a total income tax benefit recognized in the income statement of approximately $1.4 million.
The following table summarizes share-based payment expense recorded under SFAS 123R for the three and nine months ended June 30, 2007 and its allocation within the Consolidated Statements of Operations:
Information on stock options from September 30, 2006 to June 30, 2007 under the 2006 Option Plan is as follows:

	2006 Option Plan
	Number of	Weighted Average
	Shares	Exercise Price
Total options outstanding at September 30, 2006	—	$—
Options granted	7,295,073	4.38
Options forfeited	(520,000)	4.35
Options exercised	—	—

Total options outstanding at June 30, 2007	6,775,073	$4.38

The fair value of each award granted from the 2006 Option Plan during the nine months ended June 30, 2007 was estimated at the date of grant using a Black-Scholes option pricing model that uses certain assumptions including expected term, expected volatility of the underlying stock, expected dividend pay-out rate and risk-free rate of return. The expected term was based on historical data and represents the period of time that stock options granted were expected to be outstanding. Due to the fact that the common stock underlying the options is not publicly traded, the expected volatility was based on a comparable group of companies for the period. We do not intend to pay dividends on our common stock for the foreseeable future, and accordingly, used a dividend yield of zero. The risk-free rate for periods within the contractual life of the option was based on the Treasury Bill coupon rate for U.S Treasury securities in effect at the time of the grant with a maturity approximating the expected term.

Following are the weighted average assumptions utilized to value stock options granted during the periods indicated:

	Three months	Nine months
	ended	ended
	June 30, 2007	June 30, 2007
Expected term	6.66 years	6.66 years
Expected volatility	50.00%	50.00%
Expected dividends	0.00%	0.00%
Risk-free rate	4.77%	4.68%
The weighted average estimated grant date fair value, as defined by SFAS 123R, for options granted under the 2006 Option Plan during the first nine months of fiscal year 2007 was $2.46 per share.
Predecessor Company
The Predecessor Company adopted SFAS 123R in the quarter ended December 31, 2005 using the prospective method. The Predecessor Company recorded a charge of approximately $1.4 million for the period from October 1, 2005 to May 2, 2006, with a total income tax benefit recognized in the income statement of approximately $0.5 million.
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
Information on stock options from September 30, 2006 to June 30, 2007 under the Predecessor Company Plan is as follows:

Predecessor Company Plan
	Number of	Weighted Average
	Shares	Exercise Price
Total options outstanding at September 30, 2006	333,334	$1.00
Options granted	—	—
Options forfeited	—	—
Options exercised	—	—

Total options outstanding at June 30, 2007	333,334	$1.00

10. SEGMENT REPORTING
We have organized our business around our products and services (“Segments”) as follows:
•	Systems, which is comprised primarily of proprietary software applications, third-party hardware and peripherals and implementation and training;

•	Product Support, which is comprised of daily operating support through our advice line, software updates, preventive and remedial on-site maintenance and depot repair services;

•	Content and Supply Chain, which is comprised primarily of databases, exchanges and other information services, including our electronic catalog in the automotive parts aftermarket, and

•	Other Services, which is comprised primarily of business products, such as forms and other paper products.
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

The following tables set forth, for the periods indicated, our revenues, cost of revenues, gross profit and gross profit as a percentage of revenue by Segment:

	Period from April 1, 2006 to May 2, 2006
(dollars in thousands)	Predecessor Company
		Product	Content &
	Systems	Support	Supply Chain	Other	Total
Revenues	$9,813	$12,874	$4,554	$790	$28,031
Cost of Revenues	5,334	5,194	1,118	540	12,186

Gross Profit	$4,479	$7,680	$3,436	$250	$15,845

Gross Profit as a Percentage of Revenues	45.6%	59.7%	75.5%	31.6%	56.5%

	Period from Inception to June 30, 2006
(dollars in thousands)	Activant Solutions, Inc.
		Product	Content &
	Systems	Support	Supply Chain	Other	Total
Revenues	$25,867	$25,346	$10,696	$1,507	$63,416
Cost of Revenues	13,549	11,037	2,555	1,140	28,281

Gross Profit	$12,318	$14,309	$8,141	$367	$35,135

Gross Profit as a Percentage of Revenues	47.6%	56.5%	76.1%	24.4%	55.4%

	Three Months Ended June 30, 2007
(dollars in thousands)	Activant Solutions, Inc.
		Product	Content &
	Systems	Support	Supply Chain	Other	Total
Revenues	$41,490	$40,017	$16,401	$2,341	$100,249
Cost of Revenues	22,695	16,460	3,837	1,402	44,394

Gross Profit	$18,795	$23,557	$12,564	$939	$55,855

Gross Profit as a Percentage of Revenues	45.3%	58.9%	76.6%	40.1%	55.7%
The following tables set forth, for the periods indicated, our revenues, cost of revenues, gross profit and gross profit as a percentage of revenue by Segment:

	Period from October 1, 2005 to May 2, 2006
(dollars in thousands)	Predecessor Company
		Product	Content &
	Systems	Support	Supply Chain	Other	Total
Revenues	$91,404	$91,739	$36,665	$5,407	$225,215
Cost of Revenues	47,547	36,694	8,125	3,762	96,128

Gross Profit	$43,857	$55,045	$28,540	$1,645	$129,087

Gross Profit as a Percentage of Revenues	48.0%	60.0%	77.8%	30.4%	57.3%

	Period from Inception to June 30, 2006
(dollars in thousands)	Activant Solutions Inc.
		Product	Content &
	Systems	Support	Supply Chain	Other	Total
Revenues	$25,867	$25,346	$10,696	$1,507	$63,416
Cost of Revenues	13,549	11,037	2,555	1,140	28,281

Gross Profit	$12,318	$14,309	$8,141	$367	$35,135

Gross Profit as a Percentage of Revenues	47.6%	56.5%	76.1%	24.4%	55.4%

	Nine months ended June 30, 2007
(dollars in thousands)	Activant Solutions, Inc.
		Product	Content &
	Systems	Support	Supply Chain	Other	Total
Revenues	$126,998	$119,368	$49,217	$5,972	$301,555
Cost of Revenues	66,116	48,023	11,157	4,271	129,567

Gross Profit	$60,882	$71,345	$38,060	$1,701	$171,988

Gross Profit as a Percentage of Revenues	47.9%	59.8%	77.3%	28.5%	57.0%
Geographic segments
The Americas geographic area covers the United States and Canada. The Europe geographic area covers the United Kingdom, Ireland and France. The following tables set forth, for the periods and at the dates indicated, our revenues and assets by geographic area:

(in thousands)	Predecessor
	Company	Activant Solutions Inc.
	Period from	Period from	Three Months
	April 1, 2006 to	Inception to	Ended
	May 2, 2006	June 30, 2006	June 30, 2007
Revenues:
Americas	$27,499	$62,432	$98,510
Europe	532	984	1,739

Total revenues	$28,031	$63,416	$100,249

	Period from	Period from	Nine Months
	October 1, 2005	Inception to	Ended
	to May 2, 2006	June 30, 2006	June 30, 2007
Revenues:
Americas	$221,247	$62,432	$296,434
Europe	3,968	984	5,121

Total revenues	$225,215	$63,416	$301,555

(in thousands)

	September 30,	June 30,
	2006	2007
Assets:
Americas	$965,217	$934,142
Europe	2,469	2,824

Total assets	$967,686	$936,966

11. GUARANTOR CONSOLIDATION
The senior secured credit agreement and the senior subordinated notes are guaranteed by our existing, wholly-owned domestic subsidiaries Triad Systems Financial Corporation, Speedware USA, Inc., Prelude Systems Inc., Enterprise Computing Inc., Prophet 21, Inc., Speedware Holdings, Inc., Prophet 21 New Jersey, Inc., STANPak Systems, Inc. and HM Coop LLC. Our former wholly-owned domestic subsidiaries (i) CCI/TRIAD Gem, Inc., Triad Data Corporation, CCI/ARD, Inc. and Triad Systems Corporation were merged into us during our quarter ended December 31, 2006; (ii) Distributor Information Systems Corporation, Prophet 21 Canada, Inc., Prophet 21 Investment Corporation, and Trade Services Systems, Inc. were merged into Prophet 21 New Jersey, Inc. during our quarter ended December 31, 2006; and (iii) SDI Merger Corporation was merged into Prophet 21 New Jersey, Inc. during our quarter ended March 31, 2007. As a result of such mergers, they are no longer guarantors of the senior secured credit agreement and the senior subordinated notes. Our other subsidiaries (the “Non-Guarantors”) are not guarantors of the senior secured credit agreement and the senior subordinated notes. The following tables set forth financial information of the Guarantors and Non-Guarantors for the condensed consolidating balance sheets as of September 30, 2006 and June 30, 2007; the condensed consolidating statements of operations for the three months ended June 30, 2007 and the period from Inception to June 30, 2006 (Activant Solutions Inc.), and the period from April 1 2006 to May 2, 2006 (Predecessor Company); the condensed consolidating statements of operations for the nine months ended June 30, 2007 and the period from Inception to June 30, 2006 (Activant Solutions Inc.), and the period from October 1, 2005 to May 2, 2006 (Predecessor Company); and the condensed consolidating statements of cash flows for the nine months ended June 30, 2007 and the period from Inception to June 30, 2006 (Activant Solutions Inc.), and the period from October 1, 2005 to May 2, 2006 (Predecessor Company.)

Condensed Consolidating Balance Sheet as of June 30, 2007
Activant Solutions Inc.

(in thousands)	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$18,472	$2,877	$4,216	$—	$25,565
Trade accounts receivable, net of allowance for doubtful accounts	38,903	7,955	2,966	—	49,824
Inventories, net	5,283	386	294	—	5,963
Prepaid expenses and other current assets	14,013	1,524	542	—	16,079

Total current assets	76,671	12,742	8,018	—	97,431

Property and equipment, net	7,536	1,035	757	—	9,328
Intangible assets, net	208,071	—	2,269	—	210,340
Goodwill	600,821	—	—	—	600,821
Investments in subsidiaries	(48,245)	68,746	(15,998)	(4,503)	—
Deferred financing costs	14,628	—	—	—	14,628
Other assets	4,165	142	111	—	4,418

Total assets	$863,647	$82,665	$(4,843)	$(4,503)	$936,966

Liabilities and stockholder’s equity (deficit)
Current liabilities:
Accounts payable	$10,318	$1,963	$1,156	$—	$13,437
Payroll related accruals	11,126	3,987	1,444	—	16,557
Deferred revenue	12,377	12,312	1,505	—	26,194
Accrued expenses and other current liabilities	20,106	1,585	(1,018)	6	20,679

Total current liabilities	53,927	19,847	3,087	6	76,867

Long-term debt	538,050	—	—	—	538,050
Deferred tax liabilities and other liabilities	54,318	7,560	1,023	—	62,901

Total liabilities	646,295	27,407	4,110	6	677,818

Total stockholder’s equity (deficit)	217,352	55,258	(8,953)	(4,509)	259,148

Total liabilities and stockholder’s equity (deficit)	$863,647	$82,665	$(4,843)	$(4,503)	$936,966

Condensed Consolidating Balance Sheet as of September 30, 2006
Activant Solutions Inc.

(in thousands)	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$26,498	$7,772	$2,113	$—	$36,383
Trade accounts receivable, net of allowance for doubtful accounts	39,134	12,681	3,874	—	55,689
Inventories, net	3,724	467	164	—	4,355
Prepaid expenses and other current assets	(10,021)	34,195	(636)	—	23,538

Total current assets	59,335	55,115	5,515	—	119,965

Property and equipment, net	6,717	1,341	669	—	8,727
Intangible assets, net	221,380	—	—	—	221,380
Goodwill	598,532	—	—	—	598,532
Investments in subsidiaries	16,911	(7,772)	3,437	(12,576)	—
Deferred financing costs	15,137	—	—	—	15,137
Other assets	3,734	127	84	—	3,945

Total assets	$921,746	$48,811	$9,705	$(12,576)	$967,686

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$10,996	$2,597	$351	$—	$13,944
Payroll related accruals	13,362	3,362	1,542	—	18,266
Deferred revenue	14,186	11,763	3,739	—	29,688
Current portion of long-term debt	3,900	—	—	—	3,900
Accrued expenses and other current liabilities	21,798	1,585	53	—	23,436

Total current liabilities	64,242	19,307	5,685	—	89,234

Long-term debt	561,150	—	—	—	561,150
Deferred tax liabilities and other liabilities	61,006	7,599	1,024	—	69,629

Total liabilities	686,398	26,906	6,709	—	720,013

Total stockholder’s equity	235,348	21,905	2,996	(12,576)	247,673

Total liabilities and stockholder’s equity	$921,746	$48,811	$9,705	$(12,576)	$967,686

Consolidating Statement of Operations for the Three Months Ended June 30, 2007
Activant Solutions Inc.

(in thousands)	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Consolidated
Revenues:
Systems	$27,571	$12,101	$1,818	$41,490
Services	37,787	17,005	3,967	58,759

Total revenues	65,358	29,106	5,785	100,249

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	14,685	4,982	3,028	22,695
Services	15,588	4,205	1,906	21,699

Total cost of revenues	30,273	9,187	4,934	44,394

Gross profit	35,085	19,919	851	55,855

Operating expenses:
Sales and marketing	9,129	3,619	1,323	14,071
Product development	5,685	4,068	737	10,490
General and administrative	7,870	1,097	955	9,922
Depreciation and amortization	7,158	202	88	7,448
Acquisition-related costs	72	—	—	72
Restructuring costs	276	—	—	276

Total operating expenses	30,190	8,986	3,103	42,279

Operating income (loss)	4,895	10,933	(2,252)	13,576

Interest expense	(11,771)	—	(3)	(11,774)
Other income, net	168	4	155	327

Income (loss) before provision for income taxes	(6,708)	10,937	(2,100)	2,129
Provision for income taxes	781	2	—	783

Net income (loss)	$(7,489)	$10,935	$(2,100)	$1,346

Consolidating Statement of Operations for the period from April 1, 2006 to May 2, 2006
Predecessor Company

(in thousands)		Guarantor
	Parent	Principal	Guarantor	Non-Guarantor
	Company	Operations	Subsidiaries	Subsidiaries	Consolidated
Revenues:
Systems	$—	$6,396	$2,563	$854	$9,813
Services	—	12,447	5,173	598	18,218

Total revenues	—	18,843	7,736	1,452	28,031

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	—	4,170	1,010	154	5,334
Services	—	4,458	1,373	1,021	6,852

Total cost of revenues	—	8,628	2,383	1,175	12,186

Gross profit	—	10,215	5,353	277	15,845

Operating expenses:
Sales and marketing	—	3,319	867	283	4,469
Product development	—	1,654	1,239	164	3,057
General and administrative	—	2,316	684	209	3,209
Depreciation and amortization	—	2,003	96	96	2,195
Acquisition-related costs	—	30,473	—	42	30,515
Restructuring costs	—	116	—	—	116

Total operating expenses	—	39,881	2,886	794	43,561

Operating income (loss)	—	(29,666)	2,467	(517)	(27,716)

Interest expense	(485)	(5,712)	(1)	(1)	(6,199)
Write-off of prior debt issuance costs	—	(14,459)	—	—	(14,459)
Premiums on debt repurchase	—	(26,671)	—	—	(26,671)
Other income, net	(6,565)	6,285	12	—	(268)

Income (loss) before provision for income taxes	(7,050)	(70,223)	2,478	(518)	(75,313)
Provision for (benefit from) income taxes	—	(26,109)	1	618	(25,490)

Net income (loss)	$(7,050)	$(44,114)	$2,477	$(1,136)	$(49,823)

Consolidating Statement of Operations for the period from Inception to June 30, 2006
Activant Solutions Inc.

(in thousands)	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Consolidated
Revenues:
Systems	$16,366	$8,990	$511	$25,867
Services	25,301	9,813	2,435	37,549

Total revenues	41,667	18,803	2,946	63,416

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	9,019	3,462	1,068	13,549
Services	10,726	2,789	1,217	14,732

Total cost of revenues	19,745	6,251	2,285	28,281

Gross profit	21,922	12,552	661	35,135

Operating expenses:
Sales and marketing	5,781	2,696	657	9,134
Product development	3,407	2,443	392	6,242
General and administrative	4,013	1,233	596	5,842
Depreciation and amortization	4,469	173	48	4,690
Acquisition-related costs	194	—	—	194
Restructuring costs	115	—	—	115

Total operating expenses	17,979	6,545	1,693	26,217

Operating income (loss)	3,943	6,007	(1,032)	8,918

Interest expense	(8,159)	(6)	(1)	(8,166)
Other income, net	(1,052)	801	213	(38)

Income (loss) before provision for income taxes	(5,268)	6,802	(820)	714
Provision for (benefit from) income taxes	(386)	505	—	119

Net income (loss)	$(4,882)	$6,297	$(820)	$595

Consolidating Statement of Operations for the Nine Months Ended June 30, 2007
Activant Solutions Inc.

(in thousands)	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Consolidated
Revenues:
Systems	$83,018	$39,212	$4,768	$126,998
Services	112,476	50,603	11,478	174,557

Total revenues	195,494	89,815	16,246	301,555

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	44,271	15,184	6,661	66,116
Services	44,996	12,369	6,086	63,451

Total cost of revenues	89,267	27,553	12,747	129,567

Gross profit	106,227	62,262	3,499	171,988

Operating expenses:
Sales and marketing	28,073	13,546	3,427	45,046
Product development	16,405	11,626	1,962	29,993
General and administrative	22,916	3,303	2,723	28,942
Depreciation and amortization	20,928	631	226	21,785
Acquisition-related costs	72	—	—	72
Restructuring costs	563	—	—	563

Total operating expenses	88,957	29,106	8,338	126,401

Operating income (loss)	17,270	33,156	(4,839)	45,587

Interest expense	(35,634)	(2)	(8)	(35,644)
Other income, net	(157)	216	727	786

Income (loss) before provision for income taxes	(18,521)	33,370	(4,120)	10,729
Provision for income taxes	4,407	7	—	4,414

Net income (loss)	$(22,928)	$33,363	$(4,120)	$6,315

Consolidating Statement of Operations for the period from October 1, 2005 to May 2, 2006
Predecessor Company

(in thousands)		Guarantor
	Parent	Principal	Guarantor	Non-Guarantor
	Company	Operations	Subsidiaries	Subsidiaries	Consolidated
Revenues:
Systems	$—	$62,373	$27,108	$1,923	$91,404
Services	—	89,292	35,759	8,760	133,811

Total revenues	—	151,665	62,867	10,683	225,215

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	—	35,001	11,201	1,345	47,547
Services	—	32,396	10,146	6,039	48,581

Total cost of revenues	—	67,397	21,347	7,384	96,128

Gross profit	—	84,268	41,520	3,299	129,087

Operating expenses:
Sales and marketing	—	20,375	8,256	1,918	30,549
Product development	—	11,606	9,037	1,343	21,986
General and administrative	679	13,755	4,951	2,074	21,459
Depreciation and amortization	—	14,310	613	588	15,511
Acquisition-related costs	—	32,249	—	42	32,291
Restructuring costs	—	116	—	—	116

Total operating expenses	679	92,411	22,857	5,965	121,912

Operating income (loss)	(679)	(8,143)	18,663	(2,666)	7,175

Interest expense	(3,213)	(29,760)	(9)	(18)	(33,000)
Write-off of prior debt issuance costs	(1,774)	(14,220)	—	—	(15,994)
Premiums on debt repurchase	(5,120)	(21,551)	—	—	(26,671)
Other income, net	—	281	234	218	733

Income (loss) before provision for income taxes	(10,786)	(73,393)	18,888	(2,466)	(67,757)
Provision for (benefit from) income taxes	(1,436)	(21,708)	7	584	(22,553)

Net income (loss)	$(9,350)	$(51,685)	$18,881	$(3,050)	$(45,204)

Consolidating Statement of Operations for the period from Inception to June 30, 2006
Activant Solutions Inc.

(in thousands)	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Consolidated
Revenues:
Systems	$16,366	$8,990	$511	$25,867
Services	25,301	9,813	2,435	37,549

Total revenues	41,667	18,803	2,946	63,416

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	9,019	3,462	1,068	13,549
Services	10,726	2,789	1,217	14,732

Total cost of revenues	19,745	6,251	2,285	28,281

Gross profit	21,922	12,552	661	35,135

Operating expenses:
Sales and marketing	5,781	2,696	657	9,134
Product development	3,407	2,443	392	6,242
General and administrative	4,013	1,233	596	5,842
Depreciation and amortization	4,469	173	48	4,690
Acquisition-related costs	194	—	—	194
Restructuring costs	115	—	—	115

Total operating expenses	17,979	6,545	1,693	26,217

Operating income (loss)	3,943	6,007	(1,032)	8,918

Interest expense	(8,159)	(6)	(1)	(8,166)
Other income, net	(1,052)	801	213	(38)

Income (loss) before provision for income taxes	(5,268)	6,802	(820)	714
Provision for (benefit from) income taxes	(386)	505	—	119

Net income (loss)	$(4,882)	$6,297	$(820)	$595

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended June 30, 2007
Activant Solutions Inc.

(in thousands)	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$26,008	$(4,572)	$8,808	$30,244

Investing activities
Acquisition, net of cash acquired	—	—	(6,502)	(6,502)
Purchase of property and equipment	(4,463)	(323)	(203)	(4,989)
Capitalized computer software costs and databases	(3,987)	—	—	(3,987)
Unrealized loss on cash flow hedge, net	1,793	—	—	1,793
Purchase price adjustments	700	—	—	700

Net cash used in investing activities	(5,957)	(323)	(6,705)	(12,985)

Financing activities
Repayment of credit facility	(27,000)	—	—	(27,000)
Debt issuance costs	(1,077)	—	—	(1,077)

Net cash used in financing activities	(28,077)	—	—	(28,077)

Net change in cash and cash equivalents	(8,026)	(4,895)	2,103	(10,818)
Cash and cash equivalents, beginning of period	26,498	7,772	2,113	36,383

Cash and cash equivalents, end of period	$18,472	$2,877	$4,216	$25,565

Condensed Consolidating Statement of Cash Flows for the period from October 1, 2005 to May 2, 2006
Predecessor Company

(in thousands)		Guarantor
	Parent	Principal	Guarantor	Non-Guarantor
	Company	Operations	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(6,856)	$20,888	$(998)	$(363)	$12,671

Investing activities
Purchase of property and equipment	—	(3,232)	(210)	(144)	(3,586)
Capitalized computer software costs and databases	—	(3,455)	—	—	(3,455)
Purchase price adjustments	—	508	—	—	508
Proceeds from disposition of equity interest	—	679	—	—	679

Net cash used in investing activities	—	(5,500)	(210)	(144)	(5,854)

Financing activities
Proceeds from long-term debt	40,000	145,000	—	—	185,000
Repayment of senior unsecured bridge loan	(40,000)	(140,000)	—	—	(180,000)
Proceeds from credit facility	—	10,000	—	—	10,000
Repayment of credit facility	—	(10,000)	—	—	(10,000)
Payment on long-term debt	—	—	(149)	—	(149)
Repurchase of common stock	(840)	—	—	—	(840)
Exercise of stock options	105	—	—	—	105
Dividend to/from parent	8,384	(8,384)	—	—	—
Debt issuance costs	(793)	(2,768)	—	—	(3,561)

Net cash provided by (used in) financing activities	6,856	(6,152)	(149)	—	555

Net change in cash and cash equivalents	—	9,236	(1,357)	(507)	7,372
Cash and cash equivalents, beginning of period	—	5,800	3,943	1,209	10,952

Cash and cash equivalents, end of period	$—	$15,036	$2,586	$702	$18,324

Condensed Consolidating Statement of Cash Flows for the period from Inception to June 30, 2006
Activant Solutions Inc.

(in thousands)	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$5,823	$5,296	$712	$11,831

Investing activities
Purchase of Activant Solutions Inc.	(782,893)	—	—	(782,893)
Purchase of property and equipment	(589)	(75)	68	(596)
Capitalized computer software costs and databases	(860)	—	—	(860)

Net cash provided by (used in) investing activities	(784,342)	(75)	68	(784,349)

Financing activities
Issuance of common stock at inception	245,625	—	—	245,625
Proceeds from long-term debt	565,000	—	—	565,000
Intercompany transfers	(3,398)	2,516	882	—
Payment of long-term debt	(975)	—	—	(975)
Debt issuance costs	(15,910)	—	—	(15,910)

Net cash provided by financing activities	790,342	2,516	882	793,740

Net change in cash and cash equivalents	11,823	7,737	1,662	21,222
Cash and cash equivalents, beginning of period	—	—	—	—

Cash and cash equivalents, end of period	$11,823	$7,737	$1,662	$21,222

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
A merger of Activant Group Inc., (formerly known as Lone Star Holding Corp.), or Activant Group, Lone Star Merger Corp., or Merger Sub, and the Predecessor Company was consummated on May 2, 2006, whereupon the Predecessor Company became wholly owned by investment funds affiliated with Hellman & Friedman LLC, Thoma Cressey Equity Partners, Inc., or Thoma Cressey, and JMI Equity and certain members of our management. Following the merger, on May 2, 2006, the Predecessor Company merged with and into Activant Solutions Inc., with Activant Solutions Inc. continuing as the surviving corporation and as a wholly-owned subsidiary of Activant Group. These mergers are referred to as the “mergers” and the transactions related to the mergers are referred to collectively as the “transactions.” Activant Group was incorporated on March 7, 2006 for the purpose of acquiring the Predecessor Company and did not have any operations prior to May 2, 2006 other than in connection with the Predecessor Company acquisition.
In our discussion of our results of operations for 2006, we discuss each line item in the statement of operations on a combined basis for comparative purposes. For the three months ended June 30, 2006, we combine the period from April 1, 2006 to May 2, 2006 for the Predecessor Company with the period from Inception to June 30, 2006 for Activant Solutions Inc. For the nine months ended June 30, 2006, we combine the period from October 1, 2005 to May 2, 2006 for the Predecessor Company with the period from Inception to June 30, 2006 for Activant Solutions, Inc. These combined amounts are presented for informational purposes only.
Overview
We are a provider of business management solutions serving small and medium-sized retail and wholesale distribution businesses. With over 30 years of operating history, we have developed substantial expertise in serving businesses with complex distribution requirements in three primary vertical markets: hardlines and lumber, wholesale distribution and the automotive parts aftermarket (“Auto”). Using a combination of proprietary software and extensive expertise in these vertical markets, we provide complete business management solutions consisting of tailored systems, product support and content and supply chain designed to meet the unique requirements of our customers. Our fully integrated systems and services include point-of-sale, inventory management, general accounting and enhanced data management that enable our customers to manage their day-to-day operations. Our revenues are derived from our four reporting segments organized around the following business management solutions:
•	Systems, which is comprised primarily of proprietary software applications, implementation and training and third-party software, hardware and peripherals. For the nine months ended June 30, 2007, systems revenues accounted for 42% of our total revenues;

•	Product Support, which is comprised primarily of customer support activities, including support through our advice line, software updates, preventive and remedial on-site maintenance and depot repair services. Our product support services are generally provided on a subscription basis, and accordingly, revenues from this segment are generally recurring in nature. For the nine months ended June 30, 2007, product support revenues accounted for 40% of our total revenues;

•	Content and Supply Chain, which is comprised primarily of proprietary database and data management products for the vertical markets we serve (such as our comprehensive electronic automotive parts and applications catalog and point-of-sale business analysis data), connectivity services, e-commerce, networking and security monitoring management solutions. Our content and supply chain products are generally provided on a monthly subscription basis and accordingly, revenues from this segment are generally recurring in nature. For the nine months ended June 30, 2007, content and supply chain revenues accounted for 16% of our total revenues; and

•	Other Services, which is comprised primarily of business products, such as forms and other paper products. For the nine months ended June 30, 2007, other services revenues accounted for 2% of our total revenues.
Our revenues are derived from customers that operate in three vertical markets — Hardlines and Lumber, Wholesale Distribution and Auto — and from our productivity tools business.
•	The Hardlines and Lumber vertical market consists of independent hardware retailers, home improvement centers, paint, glass and wallpaper stores, farm supply stores, retail nurseries and garden centers and independent lumber and building material dealers primarily in the United States. For the nine months ended June 30, 2007, we generated approximately 43% of our total revenues from the hardlines and lumber vertical market.

•	The Wholesale Distribution vertical market consists of distributors of a range of products including electrical supply, plumbing, medical supply, heating and air conditioning, brick, stone and related materials, roofing, siding, insulation, industrial machinery and equipment, industrial supplies, fluid power, janitorial and sanitation products, paper and packaging, and service establishment equipment vendors, primarily in the United States. For the nine months ended June 30, 2007, we generated approximately 30% of our total revenues from the wholesale distribution vertical market.
•	Auto consists of customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks, and includes manufacturers, warehouse distributors, parts stores, professional installers and several chains in North America and Europe. For the nine months ended June 30, 2007, we generated approximately 22% of our total revenues from Auto.

•	The Productivity Tools business consists of software migration and application development tools. For the nine months ended June 30, 2007, we generated approximately 5% of our total revenues from the productivity tools business.
Recent Acquisitions
On May 31, 2007, we acquired 100% of the common stock of Silk Systems, Inc. for a total purchase price of $6.5 million, net of $0.7 million cash received. Silk customers will be primarily in the Hardlines and Lumber vertical market. We allocated $4.4 million of the purchase price to goodwill. Our financial statements include the results of operations of this business for the period from June 1, 2007 to June 30, 2007. The results of operations and financial position of this business are not material to our results of operations and financial position. We are in the process of determining values of certain tangible and intangible assets; thus, the allocation of the purchase price to the assets acquired and liabilities assumed in connection with this acquisition is subject to change. The preliminary purchase price allocation is based upon our best estimates of the relative fair values of the identifiable assets acquired and liabilities assumed.
On July 2, 2007, we and Greenland Holding Corp., a newly formed and wholly owned subsidiary of ours entered into an asset purchase agreement with Intuit Inc., or Intuit. The asset purchase agreement provides for the acquisition and assumption by us from Intuit of specified assets and liabilities that comprise Intuit Eclipse, Intuit’s distribution management software division. After completion of the acquisition, we expect the percentage of our revenues generated from the wholesale distribution market to increase.
Under the terms of the asset purchase agreement, we will acquire the transferred assets and assume the assumed liabilities for an aggregate consideration of approximately $100.0 million in cash subject to certain adjustments related to severance payments and working capital. We expect to finance the transaction, including related fees and expenses, with a combination of borrowings under a new incremental term loan facility described below, borrowings under our existing $40.0 million revolving credit facility described below and our cash on hand at the time of the closing of the transaction. Consummation of this transaction is subject to the satisfaction or waiver of customary conditions, including (1) the expiration or termination of the applicable Hart-Scott-Rodino waiting period which occurred on July 20, 2007, (2) subject to certain exceptions, the material accuracy of the representations and warranties of the parties and (3) the absence of any Material Adverse Effect (as defined in the asset purchase agreement) with respect to Intuit Eclipse.
Concurrently, and in connection with entering into the asset purchase agreement, we entered into a commitment letter with Deutsche Bank Trust Company Americas and Deutsche Bank Securities Inc. to obtain a new incremental term loan facility to be used to finance this acquisition transaction and to pay fees and expenses in connection therewith. For more information regarding the terms of this commitment letter, see “—Liquidity and Capital Resources” below. We expect the acquisition of Intuit Eclipse and the entry into the incremental term loan facility to close in the fourth fiscal quarter of 2007.

Historical Results of Operations
Three months ended June 30, 2007 compared to three months ended June 30, 2006
Revenues. The following table sets forth, for the periods indicated, our Segment revenues by vertical market and for productivity tools and the variance thereof.

	Predecessor	Activant		Activant
(dollars in thousands)	Company	Solutions Inc.	Combined	Solutions Inc.
	Period from	Period from	April 1, 2006	Three months
	April 1, 2006 to	Inception to	to	ended
	May 2, 2006	June 30, 2006	June 30, 2006	June 30, 2007	Variance $	Variance %
Systems Revenues:
Hardlines and Lumber	$4,890	$12,693	$17,583	$21,057	$3,474	19.8%
Auto	1,761	2,296	4,057	3,783	(274)	(6.8)
Wholesale Distribution	2,564	8,990	11,554	12,101	547	4.7
Productivity Tools	598	1,888	2,486	4,549	2,063	83.0

Total Systems Revenues	9,813	25,867	35,680	41,490	5,810	16.3

Product Support Revenues:
Hardlines and Lumber	5,421	11,331	16,752	17,601	849	5.1
Auto	2,272	4,647	6,919	6,460	(459)	(6.6)
Wholesale Distribution	4,589	8,342	12,931	14,449	1,518	11.7
Productivity Tools	592	1,026	1,618	1,507	(111)	(6.9)

Total Product Support Revenues	12,874	25,346	38,220	40,017	1,797	4.7

Content and Supply Chain Revenues:
Hardlines and Lumber	627	1,520	2,147	1,821	(326)	(15.2)
Auto	3,350	7,705	11,055	12,025	970	8.8
Wholesale Distribution	577	1,471	2,048	2,555	507	24.8
Productivity Tools	—	—	—	—	—	—

Total Content and Supply Chain Revenues	4,554	10,696	15,250	16,401	1,151	7.5

Other Services Revenues:
Hardlines and Lumber	790	1,507	2,297	2,341	44	1.9
Auto	—	—	—	—	—	—
Wholesale Distribution	—	—	—	—	—	—
Productivity Tools	—	—	—	—	—	—

Total Other Revenues	790	1,507	2,297	2,341	44	1.9

Total Revenues:
Hardlines and Lumber	11,728	27,051	38,779	42,820	4,041	10.4
Auto	7,383	14,648	22,031	22,268	237	1.1
Wholesale Distribution	7,730	18,803	26,533	29,105	2,572	9.7
Productivity Tools	1,190	2,914	4,104	6,056	1,952	47.6

Total Revenues	$28,031	$63,416	$91,447	$100,249	$8,802	9.6%

Total revenues for the three months ended June 30, 2007 increased by $8.8 million, or 9.6%, compared to the three months ended June 30, 2006. This increase was primarily attributable to higher Systems revenues, particularly in the Hardlines and Lumber and Productivity Tools vertical markets as described below.
Factors affecting Systems revenues for the three months ended June 30, 2007.
Systems revenues for the three months ended June 30, 2007 increased by $5.8 million, or 16.3%, compared to the three months ended June 30, 2006. This increase was primarily attributable to higher Systems revenues in the Hardlines and Lumber and Productivity Tools vertical markets.
•	Systems revenues from our Hardlines and Lumber vertical market increased by $3.5 million, or 19.8%, primarily due to increased revenues from members of the cooperatives (“co-ops”) that we serve and, to a lesser extent, the inclusion of Silk Systems Inc. revenues for June 2007. One of the co-ops we serve announced that they are ending support for their legacy system and have encouraged their member stores to purchase our Activant Eagle product in 2007, which resulted in increased sales for the three months ended June 30, 2007. As more and more of the member stores convert to our systems, the opportunity for future conversions declines and we expect this decline will be rapid.

•	Systems revenues from our Auto vertical market decreased by $0.3 million, or 6.8%, primarily due to decreased revenues on certain warehouse systems as a result of a product transition cycle whereby sales of our new product have not yet been recognized as revenue pending our completion of the installations, and also as a result of a reduced number of shipments of add-ons and upgrades for our legacy products.

•	Systems revenue from our Wholesale Distribution vertical market increased by $0.5 million, or 4.7%, due to an increase in software sales, related professional services and custom development.

•	Systems revenues for Productivity Tools increased by $2.1 million, or 83.0%, primarily due to an increase in the number of platform migration projects currently being implemented and the completion of key milestones for those customers.
Factors affecting Product Support revenues for the three months ended June 30, 2007.
Product Support revenues for the three months ended June 30, 2007 increased by $1.8 million, or 4.7% compared to the three months ended June 30, 2006. This increase was primarily attributable to higher Product Support revenues in the Wholesale Distribution, and Hardlines and Lumber vertical markets.
•	Product Support revenues from our Hardlines and Lumber vertical market increased by $0.8 million, or 5.1%. This increase is attributable to our increased systems sales in prior periods, which over time, results in increased Product Support revenues.

•	Product Support revenues for Auto decreased by $0.4 million, or 6.6%. This decline is associated with customer attrition from our older systems that we continue to support but do not actively sell to new customers. We expect that product support revenues from our older systems will continue to decline

•	Product Support revenues from our Wholesale Distribution vertical market increased by $1.5 million, or 11.7%, due to addition of add-on licenses and prior period sales that we are now supporting.
Factors affecting Content and Supply Chain revenues for the three months ended June 30, 2007.
Content and Supply Chain revenues for the three months ended June 30, 2007 increased by $1.2 million, or 7.5%, compared to the three months ended June 30, 2006. This increase was primarily attributable to higher Content and Supply Chain revenues in the Auto vertical market.
•	Content and Supply Chain revenues from our Hardlines and Lumber vertical market decreased by $0.3 million, or 15.2%, primarily due to the reclassification of IDW/IDX revenues to the Wholesale Distribution vertical market.

•	Content and Supply Chain revenues for Auto increased by $1.0 million, or 8.8%, due to new customers and increased demand from existing customers for Catalog and Data Warehouse data content.

•	Content and Supply Chain revenues from our Wholesale Distribution vertical market increased by $0.5 million, or 24.8%, primarily due to the reclassification of IDX/IDW from the Hardlines and Lumber vertical market.

Total cost of revenues and gross margins as a percentage of revenues.
The following table sets forth, for the periods indicated, our cost of revenues and the variance thereof.

	Predecessor	Activant		Activant
(dollars in thousands)	Company	Solutions Inc.	Combined	Solutions Inc.
	Period from	Period from	April 1, 2006	Three months
	April 1, 2006 to	Inception to	to	Ended
	May 2, 2006	June 30, 2006	June 30, 2006	June 30, 2007	Variance $	Variance %
Cost of Revenues:
Systems	$5,334	$13,549	$18,883	$22,695	$3,812	20.2%
Product Support	5,194	11,037	16,231	16,460	229	1.4
Content and Supply Chain	1,118	2,555	3,673	3,837	164	4.5
Other Services	540	1,140	1,680	1,402	(278)	(16.5)

Total Cost of Revenues	$12,186	$28,281	$40,467	$44,394	$3,927	9.7%

The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues.

	Predecessor	Activant		Activant
	Company	Solutions Inc.	Combined	Solutions Inc.
	Period from	Period from	April 1, 2006	Three months
	April 1, 2006 to	Inception to	to	ended
	May 2, 2006	June 30, 2006	June 30, 2006	June 30, 2007
Gross margin as a percentage of revenues by segment:
Systems	45.6%	47.6%	47.1%	45.3%
Product Support	59.7	56.5	57.5	58.9
Content and Supply Chain	75.5	76.1	75.9	76.6
Other Services	31.7	24.4	26.9	40.1

Total gross margin as a percentage of revenues	56.5%	55.4%	55.7%	55.7%

Total Cost of Revenues. Total cost of revenues for the three months ended June 30, 2007 increased by $3.9 million, or 9.7%, compared to the three months ended June 30, 2006. This increase was comprised primarily of an increase in cost of Systems revenues, partially offset by declines in cost of other services revenues. Gross margin as a percentage of revenues remained flat at 55.7% for the three months ended June 30, 2006 and 2007. Cost of Systems revenues, cost of Product Support revenues and cost of Content and Supply Chain revenues included share-based payment expense of $11,000, $81,000 and $7,000, respectively, for the three months ended June 30, 2007.
•	Cost of Systems Revenues. Cost of Systems revenues for the three months ended June 30, 2007 increased by $3.8 million, or 20.2%, compared to the three months ended June 30, 2006 primarily as a result of increased system sales. Gross margin as a percentage of revenues declined from 47.1% for the three months ended June 30, 2006 to 45.3% for the three months ended June 30, 2007. The decline in Systems gross margin is predominantly attributable to longer than expected Vision implementations and average sales prices declining in Hardlines and Lumber from continued weakness and competition in the Lumber industry.

•	Cost of Product Support Revenues. Cost of Product Support revenues for the three months ended June 30, 2007 increased by $0.2 million, or 1.4%, compared to the three months ended June 30, 2006. Gross margin as a percentage of revenues increased from 57.5% for the three months ended June 30, 2006 to 58.9% for the three months ended June 30, 2007.

•	Cost of Content and Supply Chain Revenues. Cost of Content and Supply Chain revenues for the three months ended June 30, 2007 increased by $0.2 million, or 4.5%, compared to the three months ended June 30, 2006. Gross margin as a percentage of Content and Supply Chain revenues increased from 75.9% for the three months ended June 30, 2006 to 76.6% for the three months ended June 30, 2007.

•	Cost of Other Services Revenues. Cost of Other Services revenues for the three months ended June 30, 2007 declined by $0.3 million, or 16.5%, compared to the three months ended June 30, 2006. Gross margin as a percentage of Other Services revenues increased from 26.9% for the three months ended June 30, 2006 to 40.1% for the three months ended June 30, 2007. The improvement in our gross margin was a result of our increased focus on business operations resulting in year over year cost reductions on flat revenues.

Total Operating Expenses. The following table sets forth, for the periods indicated, operating expenses and the variance thereof.

	Predecessor	Activant		Activant
(dollars in thousands)	Company	Solutions Inc.	Combined	Solutions Inc.
	Period from	Period from	April 1, 2006	Three months
	April 1, 2006 to	Inception to	to	ended
	May 2, 2006	June 30, 2006	June 30, 2006	June 30, 2007	Variance $	Variance %
Operating expenses:
Sales and marketing	$4,469	$9,134	$13,603	$14,071	$468	3.4%
Product development	3,057	6,242	9,299	10,490	1,191	12.8
General and administrative	3,209	5,842	9,051	9,922	871	9.6
Depreciation and amortization	2,195	4,690	6,885	7,448	563	8.2
Acquisition-related costs	30,515	194	30,709	72	(30,637)	(99.8)
Restructuring costs	116	115	231	276	45	19.5

Total operating expenses	$43,561	$26,217	$69,778	$42,279	$(27,499)	(39.4)%

The following table sets forth, for the periods indicated, our operating expenses as a percentage of revenues.

	Predecessor	Activant		Activant
	Company	Solutions Inc.	Combined	Solutions Inc.
	Period from	Period from	April 1, 2006	Three months
	April 1, 2006 to	Inception to	to	ended
	May 2, 2006	June 30, 2006	June 30, 2006	June 30, 2007
Operating expenses as a percentage of revenues:
Sales and marketing	15.9%	14.4%	14.9%	14.0%
Product development	10.9	9.8	10.2	10.5
General and administrative	11.4	9.2	9.9	9.9
Depreciation and amortization	7.8	7.4	7.5	7.4
Acquisition-related costs	108.9	0.3	33.6	0.1
Restructuring costs	0.4	0.2	0.3	0.3

Total operating expenses as a percentage of revenues	155.4%	41.3%	76.3%	42.2%

Total operating expenses decreased by $27.5 million, or 39.4%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The decrease was primarily a result of $30.6 million of acquisition related costs incurred in the three months ended June 30, 2006 which did not recur in 2007.
•	Sales and Marketing Expense. Sales and marketing expense increased by $0.5 million, or 3.4%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase was primarily due to increased salaries of $0.9 million as we continue to expand the sales force and higher commission expense of $0.5 million. These increased expenses were partially offset by lower bad debt expense of $0.7 million as our experience rate continues to improve and $0.4 million of third-party services. Sales and marketing expense also included share-based payment expense of $0.3 million for the three months ended June 30, 2007.

•	Product Development Expense. Product development expense increased by $1.2 million, or 12.8%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase was primarily due to increased salaries of $0.7 million and $0.5 million of costs related to outsourcing certain operations off shore. Product development expense included share-based payment expense of $0.1 million for the three months ended June 30, 2007.

•	General and Administrative Expense. General and administrative expense increased by $0.9 million, or 9.6%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase was a result of higher salary, bonus and related benefit expenses which were partially offset by lower third-party costs. General and administrative expense included share-based payment expense of $0.6 million for the three months ended June 30, 2007 compared to $1.2 million for the three months ended June 30, 2006.

•	Depreciation and Amortization. Depreciation and amortization expense increased by $0.6 million, or 8.2%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase resulted from an increase in purchased intangible assets as a result of the mergers, which was partially offset by longer lives of finite-lived intangible assets associated with the mergers.

•	Acquisition-Related Costs. We incurred acquisition-related costs of $0.1 million for the three months ended June 30, 2007 which related to our acquisition of Silk Systems Inc. and were primarily composed of travel expenses associated with the integration of Silk Systems Inc. For the three months ended June 30, 2006 we and the Predecessor Company incurred $30.7 million in acquisition-related costs all of which were related to the mergers. These charges primarily include outside financial advisory, accounting, legal and consulting fees, and other costs incurred directly related to integrating acquired companies.

•	Restructuring costs. We incurred restructuring costs of $0.3 million for the three months ended June 30, 2007 which related to outsourcing certain activities to third-party providers and eliminating certain positions with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams.
Operating Income. Due to the above factors, operating income for the three months ended June 30, 2007 increased by $32.4 million, from an operating loss of $18.8 million to operating income of $13.6 million. Excluding acquisition-related costs, operating income for the three months ended June 30, 2007 would have increased by $4.0 million or 41.7%. Operating income was 13.5% of total revenues for the three months ended June 30, 2007.
Interest Expense. Interest expense for the three months ended June 30, 2007 was $11.8 million compared to $14.4 million for the three months ended June 30, 2006, a decrease of $2.6 million or 18.0%. The decrease is primarily a result of lower interest rates associated with our new debt structure, partially offset by an increase in debt.
Net Income. As a result of the above factors, we realized net income of $1.3 million for the three months ended June 30, 2007 compared to a net loss of $49.2 million for the three months ended June 30, 2006.

Nine months ended June 30, 2007 compared to nine months ended June 30, 2006
Revenues. The following table sets forth, for the periods indicated, our Segment revenues by vertical market and for productivity tools and the variance thereof.

	Predecessor	Activant		Activant
(dollars in thousands)	Company	Solutions Inc.	Combined	Solutions Inc.
	Period from	Period from	October 1, 2005	Nine months
	October 1, 2005	Inception to	to	ended
	to May 2, 2006	June 30, 2006	June 30, 2006	June 30, 2007	Variance $	Variance %
Systems Revenues:
Hardlines and Lumber	$49,784	$12,693	$62,477	$65,948	$3,471	5.6%
Auto	10,590	2,296	12,886	11,439	(1,447)	(11.2)
Wholesale Distribution	27,108	8,990	36,098	39,213	3,115	8.6
Productivity Tools	3,922	1,888	5,810	10,398	4,588	79.0

Total Systems Revenues	91,404	25,867	117,271	126,998	9,727	8.3

Product Support Revenues:
Hardlines and Lumber	38,012	11,331	49,343	51,682	2,339	4.7
Auto	17,612	4,647	22,259	19,952	(2,307)	(10.4)
Wholesale Distribution	31,365	8,342	39,707	43,058	3,351	8.4
Productivity Tools	4,750	1,026	5,776	4,676	(1,100)	(19.0)

Total Product Support Revenues	91,739	25,346	117,085	119,368	2,283	1.9

Content and Supply Chain Revenues:
Hardlines and Lumber	4,607	1,520	6,127	5,478	(649)	(10.6)
Auto	27,935	7,705	35,640	36,195	555	1.6
Wholesale Distribution	4,123	1,471	5,594	7,544	1,950	34.9
Productivity Tools	—	—	—	—	—	—

Total Content and Supply Chain Revenues	36,665	10,696	47,361	49,217	1,856	3.9

Other Services Revenues:
Hardlines and Lumber	5,407	1,507	6,914	5,972	(942)	(13.6)
Auto	—	—	—	—	—	—
Wholesale Distribution	—	—	—	—	—	—
Productivity Tools	—	—	—	—	—	—

Total Other Revenues	5,407	1,507	6,914	5,972	(942)	(13.6)

Total Revenues:
Hardlines and Lumber	97,810	27,051	124,861	129,080	4,219	3.4
Auto	56,137	14,648	70,785	67,586	(3,199)	(4.5)
Wholesale Distribution	62,596	18,803	81,399	89,815	8,416	10.3
Productivity Tools	8,672	2,914	11,586	15,074	3,488	30.1

Total Revenues	$225,215	$63,416	$288,631	$301,555	$12,924	4.5%

Total revenues for the nine months ended June 30, 2007 increased by $12.9 million, or 4.5%, compared to the nine months ended June 30, 2006. This increase was primarily attributable to higher Systems revenues in all vertical markets except Auto as described below.
Factors affecting Systems revenues for the nine months ended June 30, 2007.
Systems revenues for the nine months ended June 30, 2007 increased by $9.7 million, or 8.3%, compared to the nine months ended June 30, 2006. This increase was primarily attributable to higher Systems revenues in the Hardlines and Lumber, Wholesale Distribution and Productivity Tools vertical markets, partially offset by Systems revenues in Auto.
•	Systems revenues from our Hardlines and Lumber vertical market increased by $3.5 million, or 5.6%, primarily due to increased revenues from members of the cooperatives (“co-ops”) that we serve and, to a lesser extent, the inclusion of Silk Systems Inc. revenues for June 2007. One of the co-ops we serve announced that they are ending support for their legacy system and have encouraged their member stores to purchase our Activant Eagle product in 2007, which resulted in increased sales for the nine months ended June 30, 2007. As more and more of the member stores convert to our systems, the opportunity for future conversions declines and we expect this decline will be rapid.

•	Systems revenues for Auto declined by $1.4 million, or 11.2%, primarily due to decreased revenues on certain warehouse systems as a result of a product transition cycle whereby sales of our new product have not yet been recognized as revenue pending our completion of the installations, and also as a result of a reduced number of shipments of add-ons and upgrades for our legacy products.

•	Systems revenues from our Wholesale Distribution vertical market increased by $3.1 million, or 8.6%, due to a higher percentage of sales to large strategic customers, who generally have a higher average selling price, or ASP, due to their size and complexity.

•	Systems revenues from Productivity Tools increased $4.6 million, or 79.0%, due to an increase in the number of platform migration projects currently being implemented by our customers.
Factors affecting Product Support revenues for the nine months ended June 30, 2007.
Product Support revenues for the nine months ended June 30, 2007 increased by $2.3 million, or 1.9%, compared to the nine months ended June 30, 2006. Increased Product Support revenues from the Hardlines and Lumber, and Wholesale Distribution vertical markets were partially offset by a decline in Auto and Productivity Tools Product Support revenues.
•	Product Support revenues from our Hardlines and Lumber vertical market increased by $2.3 million, or 4.7%. This increase is primarily attributable to increased systems sales in prior periods, which over time, results in increased Product Support revenues.

•	Product Support revenues for Auto declined by $2.3 million, or 10.4%. Auto experienced a decline of approximately $1.3 million in product support revenues associated with customer attrition from our older systems that we continue to support but do not actively sell to new customers. We expect that product support revenues from our older systems will continue to decline. Approximately $1.0 million of the decline was associated with General Parts, Inc.’s decision to begin replacing our J-CON system with its own branded store system as well as a contractual decline in support revenues for their warehouse systems. We do not expect to recapture this product support revenue.

•	Product Support revenues from our Wholesale Distribution vertical market increased by $3.4 million, or 8.4%, due to an increase in add-on licenses, support from prior period Systems sales, and increased support fees.

•	Product Support revenues from Productivity Tools declined by $1.1 million, or 19.0%, due to attrition in legacy products.
Factors affecting Content and Supply Chain revenues for the nine months ended June 30, 2007.
Content and Supply Chain revenues for the nine months ended June 30, 2007 increased by $1.9 million, or 3.9%, compared to the nine months ended June 30, 2006. Increased Content and Supply Chain revenues from the Auto and Wholesale Distribution vertical markets were partially offset by a decline in Hardlines and Lumber Content and Supply Chain revenues.
•	Content and Supply Chain revenues from our Hardlines and Lumber vertical market declined by $0.7 million, or 10.6%, primarily due to the reclassification of IDW/IDX revenues to the Wholesale Distribution vertical market.

•	Content and Supply Chain revenues for Auto increased by $0.6 million, or 1.6%, due to new customers and increased demand from existing customers for Catalog and Data Warehouse data content.

•	Content and Supply Chain revenues from our Wholesale Distribution vertical market increased by $2.0 million, or 34.9%, primarily due to an increase in web hosting services and the reclassification of IDW/IDX revenues from the Hardlines and Lumber vertical market.
Factors affecting Other Services revenues for the nine months ended June 30, 2007.
Other Services revenues for the nine months ended June 30, 2007 decreased by $0.9 million, or 13.6%, compared to the nine months ended June 30, 2006 primarily due to a decline in our business products revenues of forms and other paper products.

Total cost of revenues and gross margins as a percentage of revenues.
The following table sets forth, for the periods indicated, our cost of revenues and the variance thereof.

	Predecessor	Activant		Activant
(dollars in thousands)	Company	Solutions Inc.	Combined	Solutions Inc.
	Period from	Period from	October 1, 2005	Nine months
	October 1, 2005	Inception to	to	ended
	to May 2, 2006	June 30, 2006	June 30, 2006	June 30, 2007	Variance $	Variance %
Cost of Revenues:
Systems	$47,547	$13,549	$61,096	$66,116	$5,020	8.2%
Product Support	36,694	11,037	47,731	48,023	292	0.6
Content and Supply Chain	8,125	2,555	10,680	11,157	477	4.5
Other Services	3,762	1,140	4,902	4,271	(631)	(12.9)

Total Cost of Revenues	$96,128	$28,281	$124,409	$129,567	$5,158	4.1%

The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues.

	Predecessor	Activant		Activant
(dollars in thousands)	Company	Solutions Inc.	Combined	Solutions Inc.
	Period from	Period from	October 1, 2005	Nine months
	October 1, 2005	Inception to	to	ended
	to May 2, 2006	June 30, 2006	June 30, 2006	June 30, 2007
Gross margin as a percentage of revenues by segment:
Systems	48.0%	47.6%	47.9%	47.9%
Product Support	60.0	56.5	59.2	59.8
Content and Supply Chain	77.8	76.1	77.4	77.3
Other Services	30.4	24.4	29.1	28.5

Total gross margin as a percentage of revenues	57.3%	55.4%	56.9%	57.0%

Total Cost of Revenues. Total cost of revenues for the nine months ended June 30, 2007 increased by $5.2 million, or 4.1%, compared to the nine months ended June 30, 2006. This increase was primarily in Systems cost of revenues. Gross margin as a percentage of revenues increased from 56.9% for the nine months ended June 30, 2006 to 57.0% for the nine months ended June 30, 2007. Cost of Systems revenues, cost of Product Support revenues and cost of Content and Supply Chain revenues included share-based payment expense of $35,000, $0.3 million and $24,000, respectively, for the nine months ended June 30, 2007.
•	Cost of Systems Revenues. Cost of Systems revenues for the nine months ended June 30, 2007 increased by $5.0 million, or 8.2%, compared to the nine months ended June 30, 2006. This increase was comprised primarily of increased Systems revenues. Gross margin as a percentage of revenues remained flat at 47.9% for the nine months ended June 30, 2006 and 2007.

•	Cost of Product Support Revenues. Cost of Product Support revenues for the nine months ended June 30, 2007 increased by $0.3 million, or 0.6%, compared to the nine months ended June 30, 2006. Gross margin as a percentage of revenues increased from 59.2% for the nine months ended June 30, 2006 to 59.8% for the nine months ended June 30, 2007.

•	Cost of Content and Supply Chain Revenues. Cost of Content and Supply Chain revenues for the nine months ended June 30, 2007 increased by $0.5 million, or 4.5%, compared to the nine months ended June 30, 2006. Gross margin as a percentage of Content and Supply Chain revenues decreased slightly from 77.4% for the nine months ended June 30, 2006, to 77.3% for the nine months ended June 30, 2007.

•	Cost of Other Services Revenues. Cost of Other Services revenues for the nine months ended June 30, 2007 declined by $0.6 million, or 12.9%, compared to the nine months ended June 30, 2006. Gross margin as a percentage of Other Services revenues decreased from 29.1% for the nine months ended June 30, 2006 to 28.5% for the nine months ended June 30, 2007. The decline in our gross margin was a result of costs declining at a slower rate than revenues associated with those costs. However, we have improved our gross margin during the most recent quarter ended June 30, 2007 due to our increased focus on business operations resulting in year over year cost reductions on flat revenues.

Total Operating Expenses. The following table sets forth, for the periods indicated, operating expenses and the variance thereof.

	Predecessor	Activant		Activant
(dollars in thousands)	Company	Solutions Inc.	Combined	Solutions Inc.
	Period from	Period from	October 1, 2005	Nine months
	October 1, 2005	Inception to	to	ended
	to May 2, 2006	June 30, 2006	June 30, 2006	June 30, 2007	Variance $	Variance %
Operating expenses:
Sales and marketing	$30,549	$9,134	$39,683	$45,046	$5,363	13.5%
Product development	21,986	6,242	28,228	29,993	1,765	6.3
General and administrative	21,459	5,842	27,301	28,942	1,641	6.0
Depreciation and amortization	15,511	4,690	20,201	21,785	1,584	7.8
Acquisition-related costs	32,291	194	32,485	72	(32,413)	(99.8)
Restructuring costs	116	115	231	563	332	143.7

Total operating expenses	$121,912	$26,217	$148,129	$126,401	$(21,728)	(14.7)%

The following table sets forth, for the periods indicated, our operating expenses as a percentage of revenues.

	Predecessor	Activant		Activant
(dollars in thousands)	Company	Solutions Inc.	Combined	Solutions Inc.
	Period from	Period from	October 1, 2005	Nine months
	October 1, 2005	Inception to	to	ended
	to May 2, 2006	June 30, 2006	June 30, 2006	June 30, 2007
Operating expenses as a percentage of revenues:
Sales and marketing	13.6%	14.4%	13.7%	14.9%
Product development	9.8	9.8	9.8	9.9
General and administrative	9.5	9.2	9.5	9.6
Depreciation and amortization	6.9	7.4	7.0	7.2
Acquisition-related costs	14.3	0.3	11.2	0.0
Restructuring costs	0.1	0.2	0.1	0.2

Total operating expenses as a percentage of revenues	54.1%	41.3%	51.3%	41.9%

Total operating expenses decreased by $21.7 million, or 14.7%, for the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006. Excluding acquisition related costs, operating expenses increased by $8.4 million, or 7.1%, primarily from increased costs in sales and marketing.
•	Sales and marketing expense. Sales and marketing expense increased by $5.4 million, or 13.5%, for the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006. The increase was primarily due to increased salary expense of $2.2 million as we continue to expand the sales force, higher commission expense of $2.0 million, and an increase in bad debt expense of $0.6 million. Sales and marketing expense also included share-based payment expense of $0.8 million for the nine months ended June 30, 2007.

•	Product development expense. Product development expense increased by $1.8 million, or 6.3%, for the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006. The increase was primarily a result of $1.1 million in third-party outsourcing costs and $0.4 million in higher salary expense. Product development expense also included share-based payment expense of $0.3 million for the nine months ended June 30, 2007.

•	General and administrative expense. General and administrative expense increased by $1.6 million, or 6.0%, for the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006. In the nine months ended June 30, 2007, we incurred $0.5 million of costs associated with relocating our corporate headquarters, severance costs to our former CFO of $0.4 million, higher salary and related benefit expense of $0.7 million, and $0.3 million of increased bonus expense, which were partially offset by rebates and refunds of $0.8 million related to telecom and insurance costs. General and administrative expense included share-based payment expense of $1.8 million and $1.4 million for the nine months ended June 30, 2007 and June 30, 2006, respectively.

•	Depreciation and Amortization. Depreciation and amortization expense increased by $1.6 million, or 7.8%, for the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006. The increase resulted from an increase in purchased intangible assets as a result of the merger, which was partially offset by longer lives of finite-lived intangible assets associated with the mergers.
•	Acquisition-Related Costs. We incurred acquisition-related costs of $0.1 million for the nine months ended June 30, 2007 which related to our acquisition of Silk Systems Inc. and were primarily composed of travel expenses associated with the integration of Silk Systems Inc. For the nine months ended June 30, 2006 we and the Predecessor Company incurred $32.5 million in acquisition-related costs. $30.7 million of these expenses were transaction costs related to the mergers. These charges primarily include outside financial advisory, accounting, legal and consulting fees, and other costs incurred directly related to integrating acquired companies. The remaining $1.8 million was for professional services expenses related to an initial public offering of the Predecessor Company’s stock which offering was withdrawn in connection with the mergers.

•	Restructuring costs. We incurred restructuring costs of $0.6 million for the nine months ended June 30, 2007 which related to outsourcing certain activities to third-party providers, eliminating certain positions with the intent to streamline and focus our efforts and more properly align our cost structure with our projected revenue streams, and one-time benefits paid to certain employees separated in connection with the relocation of our corporate offices from Austin, Texas to Livermore, California.
Operating Income. Due to the above factors, operating income for the nine months ended June 30, 2007 increased by $29.5 million, or 183.2%, from $16.1 million to $45.6 million. Excluding acquisition-related costs and restructuring costs, operating income for the nine months ended June 30, 2007 would have decreased by $2.6 million or 5.3%. Excluding acquisition related costs and restructuring costs, operating income as a percentage of total revenues decreased to 15.3% of total revenues for the nine months ended June 30, 2007 compared to 16.9% of total revenues for the nine months ended June 30, 2006.
Interest Expense. Interest expense for the nine months ended June 30, 2007 was $35.6 million compared to $41.2 million for the nine months ended June 30, 2006, a decrease of $5.6 million or 13.6%. The decrease is primarily a result of lower interest rates associated with our new debt structure, partially offset by an increase in debt.
Net Income. As a result of the above factors, we realized net income of $6.3 million for the nine months ended June 30, 2007, compared to net loss of $44.6 million for the nine months ended June 30, 2006.
Liquidity and Capital Resources
Overview
Our principal liquidity requirements are for debt service, capital expenditures and working capital.
Our ability to service our indebtedness will depend on our ability to generate cash in the future. For the nine months ended June 30, 2007, our net cash provided by operating activities was $30.2 million, which included depreciation and amortization expenses of $23.4 million and non-cash stock option expense of $3.3 million.
Our cash balance at June 30, 2007 was $25.6 million. As of June 30, 2007, we had $538.1 million in outstanding indebtedness comprised primarily of $363.1 million of a senior secured term loan pursuant to our senior secured credit agreement and $175.0 million senior subordinated notes due 2016. Our senior secured credit agreement provides for maximum revolving credit facility borrowings of up to $40.0 million, including letters of credit up to a maximum of $5.0 million. There are no borrowings or letters of credit outstanding under the $40.0 million revolving credit facility as of June 30, 2007. As described in greater detail below, we expect to finance a portion of the purchase price of the Intuit Eclipse business with borrowings under the revolving credit facility.
On May 2, 2006, in connection with the consummation of the transactions, we entered into a senior secured credit agreement. The senior secured credit agreement provides for (i) a seven-year term loan in the amount of $390.0 million, amortized at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after May 2, 2006, with the balance paid at maturity, and (ii) a five-year revolving credit facility that permits loans in an aggregate amount of up to $40.0 million, which includes a letter of credit facility and a swing line facility. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity on May 2, 2011. In addition, subject to certain terms and conditions, the senior secured credit agreement provides for one or more uncommitted incremental term loan and/or revolving credit facilities in an aggregate amount not to exceed $75.0 million. As described in greater detail below, we expect to enter into a $75.0 million incremental term loan in connection with the acquisition of the Intuit Eclipse business, after which our senior secured credit agreement will no longer provide for any uncommitted incremental term loans. Proceeds of the term loan on the initial borrowing date on May 2, 2006 were used to partially finance the mergers, to refinance certain of our indebtedness and to pay fees and expenses incurred in connection with the mergers and the related financings and transactions.
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
In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios, none of which had been obtained as of June 30, 2007. We must also pay customary letter of credit fees for issued and outstanding letters of credit.
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
The terms of the senior secured credit agreement and the senior subordinated notes restrict certain activities, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets and transactions with affiliates. In addition, the senior secured credit agreement requires us to maintain a maximum total net leverage ratio and a minimum interest coverage ratio. The senior secured credit agreement also contains certain customary affirmative covenants and events of default. At June 30, 2007, we were in compliance with all of the senior secured credit agreement’s and the senior subordinated notes covenants.
In connection with our acquisition of Intuit Eclipse, we entered into a commitment letter with Deutsche Bank Trust Company Americas and Deutsche Bank Securities Inc., with respect to a new incremental term loan facility, which we refer to as the acquisition facility, to be used to finance the acquisition and to pay fees and expenses in connection therewith. Under the terms of this commitment letter, the acquisition facility will be documented pursuant to an incremental loan amendment under our existing senior secured credit agreement pursuant to which we will borrow $75.0 million as a new tranche of loans under the credit agreement.
The acquisition facility will mature on May 2, 2013 and will amortize in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the acquisition facility, with the balance payable on May 2, 2013. Repayment of the acquisition facility will be guaranteed by the same guarantors that currently guarantee the senior secured credit agreement and secured by the same assets that currently secure the senior secured credit agreement. The loans under the acquisition facility will bear interest at rates plus a margin to be agreed upon with the lenders prior to the closing of the acquisition. We expect the acquisition of Intuit Eclipse and the entry into the incremental term loan facility to close in the fourth fiscal quarter of 2007.
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
From time to time, we intend to pursue acquisitions in addition to the acquisitions of Silk Systems and Intuit Eclipse, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund future cash acquisitions primarily with cash flow from operations and borrowings, including borrowing from amounts available under our senior revolving credit facility or through new debt issuances. We may also issue additional equity either directly or in connection with any such acquisitions. There can be no assurance that acquisition funds will be available on terms acceptable to us, or at all.
Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006.
Our net cash provided by operating activities was $30.2 million and $24.5 million for the nine months ended June 30, 2007 and 2006, respectively.

Our investing activities used net cash of $13.0 million and $790.2 million during the nine months ended June 30, 2007 and 2006, respectively. For the nine months ended June 30, 2006, cash used in investing activity was primarily related to the acquisition of Predecessor Company. We used cash of $6.5 million in the nine months ended June 30, 2007 to purchase Silk Systems, Inc. Our capital expenditures were $9.0 million and $8.5 million for the nine months ended June 30, 2007 and 2006, respectively. These amounts included capitalized computer software and database costs of $4.0 million and $4.3 million for the nine months ended June 30, 2007 and 2006, respectively.
Our financing activities used cash of $28.1 million for the nine months ended June 30, 2007 and provided $794.3 million for the nine months ended June 30, 2006. The use of cash for the nine months ended June 30, 2007 included payments totaling $25.0 million on our senior secured term loan and a $2.0 million final payment on our 10 1/2 % senior notes. For the nine months ended June 30, 2006, cash provided by financing activities was used to fund the acquisition of Predecessor Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
At June 30, 2007, we had outstanding $363.1 million aggregate principal amount of a term loan due 2013, $175.0 million of senior subordinated notes and no borrowings under our revolving credit facility. The term loan due 2013 bears interest at floating rates. In May 2006, we entered into four interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations and to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. Giving effect to the interest rate swap, a 0.25% increase in floating rates would increase our interest expense by approximately $0.3 million annually.
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
We monitor our foreign currency exposure and, from time to time, may attempt to reduce our exposure through hedging. At June 30, 2007, we had no foreign currency contracts outstanding.
Item 4. Controls and Procedures.
(a) Disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that information required to be disclosed by us in the reports that we file with or submit to the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file with or submit to the SEC is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on this evaluation of our disclosure controls and procedures as described above, our CEO and CFO have concluded that as of June 30, 2007 our disclosure controls and procedures were effective.
(b) Internal controls over financial reporting. During the fiscal quarter ended June 30, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
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
We have developed strategic relationships with many well-known market participants in the hardlines and lumber vertical market and the automotive parts aftermarket. For example, we are an exclusive, a preferred and/or a recommended business management solutions provider for the members of the Ace Hardware Corp. and Do it Best Corp. cooperatives and Aftermarket Auto Parts Alliance, Inc. We believe that our ability to increase revenues depends in part upon maintaining our existing customer and market relationships, including exclusive, preferred and/or recommended provider status, and developing new relationships. We may not be able to renew or replace our existing licensing agreements upon expiration or maintain our market relationships that allow us to market and sell our products effectively. The loss or diminishment of key relationships, in whole or in part, could materially adversely impact our business.
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

Approximately 59% of our total revenues for our fiscal year 2006 was derived from product support and content and supply chain and other services, which generally are subscription based and not governed by long-term contracts, and therefore, if our current customers do not continue their subscriptions, our revenues could decline significantly and our operating results could be materially adversely affected.
Our product support and content and supply chain are typically provided on a subscription basis, subject to cancellation on 30 to 60 days’ notice without penalty. Accordingly, our customers may not continue to subscribe to our services. As we stop actively improving and selling several of our older systems, we experience reduced rates of customer retention, which has been particularly evident in the automotive parts aftermarket. These developments have resulted in a decrease in our automotive parts aftermarket product support revenues from $34.5 million for fiscal year 2005 to $29.2 million for fiscal year 2006, representing a decrease of 15.4%. We expect the decreases in automotive parts aftermarket product support revenues to continue, although we cannot predict with certainty the magnitude and timing of future decreases.
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
We have a substantial amount of indebtedness. As of June 30, 2007, we had total debt of $538.1 million and $40.0 million was available for additional borrowing under our senior secured revolving credit facility, including letters of credit up to a maximum of $5.0 million. Our substantial indebtedness has important consequences, including:
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
In addition, our senior secured credit facilities and the indenture governing the notes permit us to incur substantial additional indebtedness in the future. For example, subject to certain terms and conditions, our senior secured credit agreement provides for one or more uncommitted incremental term loan facilities in an aggregate amount not to exceed $75.0 million. In connection with the completion of our expected acquisition of Intuit Eclipse, which is the distribution management software division of Intuit Inc., we expect to enter into a $75.0 million incremental term loan in connection with the acquisition, after which our senior secured credit agreement will no longer provide for any uncommitted incremental term loans. If new indebtedness is added to our and our subsidiaries’ current debt levels, the risks described above would intensify.
We may be unable to service our indebtedness.
Our ability to make scheduled payments on or to refinance our obligations with respect to our indebtedness depends on our financial and operating performance, which are affected by general economic, financial, competitive, business and other factors beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our senior secured revolving credit facility in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. In addition, in connection with our expected acquisition of Intuit Eclipse, we expect to enter into a new $75.0 million incremental term loan facility and to borrow under our existing $40.0 million revolving credit facility. If we are unable to meet our debt obligations or fund our other liquidity needs, including after the completion of our expected acquisition of Intuit Eclipse and the related new borrowings, we may need to restructure or refinance all or a portion of our debt or sell certain of our assets on or before the maturity of our debt. We may not be able to restructure or refinance any of our debt on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.
Our operations are substantially restricted by the terms of our indebtedness, which could adversely affect us.
Our senior secured credit facilities, including our anticipated new acquisition facility, and the indenture governing our senior subordinated notes contain a number of significant covenants. These covenants limit our ability and the ability of our restricted subsidiaries to, among other things:
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
Our senior secured credit facilities, including our anticipated new acquisition facility, require us to meet certain financial tests. The failure to comply with any of these covenants or tests would cause a default under our senior secured credit facilities. A default, if not waived, could result in acceleration of the outstanding indebtedness under the notes and our senior secured credit facilities, in which case the debt would become immediately due and payable. In addition, a default or acceleration of indebtedness under our senior subordinated notes or our senior secured credit facilities could result in a default or acceleration of other indebtedness we may incur with cross-default or cross-acceleration provisions. If this occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be available on terms that are acceptable to us. Complying with these covenants and tests may cause us to take actions that we otherwise would not take or not take actions that we otherwise could take.

The costs and difficulties of integrating current and future acquisitions could impede our future growth, diminish our competitiveness and materially adversely affect our operations.
In March 2005, we acquired Speedware Corporation Inc. and in September 2005, we acquired Prophet 21, Inc. In addition, in May 2007, we acquired Silk Systems, Inc. and in July 2007 we entered into an agreement to acquire Intuit Eclipse. We expect our acquisition of Intuit Eclipse will be completed in the fourth fiscal quarter of 2007. These acquisitions increased the size and geographic scope of our operations. Additionally, we may pursue further acquisitions as part of our expansion strategy or to augment our sales, including additional acquisitions that extend our presence outside of North America. We cannot be certain that our current or future transactions will be successful and will not materially adversely affect the conduct, operating results or financial results of our business. With respect to any future acquisitions, we may be unable to identify additional potential acquisition targets, integrate and manage successfully any acquired businesses or achieve a substantial portion of any anticipated cost savings or other anticipated benefits from other acquisitions in the timeframe we anticipate, or at all. In addition, many transactions, including our pending acquisition of Intuit Eclipse, are subject to closing conditions, which may not be satisfied, and transactions may not be successfully completed even after their public announcement. Once completed, acquisitions, including, Silk Systems and Intuit Eclipse (when completed), involve numerous risks, such as difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, market acceptance of our integrated product offerings, risks related to potential unknown liabilities associated with acquired businesses, personnel turnover and the diversion of management’s attention from other business concerns. Acquisitions of foreign businesses involve numerous additional risks, including difficulty enforcing agreements and collecting receivables under foreign laws and regulations, unexpected political, legal, trade or economic changes or instability, more stringent regulatory requirements or rules relating to labor or the environment, difficulty enforcing our intellectual property rights and increased exposure to foreign exchange rate fluctuations. We generally have paid cash for our recent acquisitions, including Speedware, Prophet 21 and Silk Systems, and we will be paying cash in connection with our acquisition of Intuit Eclipse. Any future acquisitions may involve further use of our cash resources, the issuance of equity or debt securities and/or the incurrence of other forms of debt.
A significant portion of our total assets consist of goodwill and other intangible assets, which may be subject to impairment charges in the future depending upon the financial results of our business.
Approximately $597 million of the purchase price paid in connection with the transactions completed in May 2006 was allocated to acquired goodwill. In addition, portions of the purchase prices for Silk Systems and Intuit Eclipse are also expected to be allocated to acquired goodwill. Acquired goodwill must be assessed for impairment at least annually. In the future, if our business does not yield expected financial results we may be required to take charges to our earnings based on this impairment assessment process, which could materially adversely affect our financial position.
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
The retail and wholesale distribution market is highly fragmented and the technology needs in this market are supplied by many competitors. In the hardlines and lumber vertical market we compete primarily with smaller, niche-focused companies, many of which target specific geographic regions. In the automotive parts aftermarket, we compete primarily with smaller software companies that may operate regionally or in a specific niche of the market. In addition, we may also experience future competition from some of our current larger customers to the extent they decide to develop their own systems and/or provide related services to themselves or their respective affiliated companies or members in lieu of obtaining such systems and services from us. We also compete with several companies in the wholesale distribution vertical market that are larger than us, including Infor Global Solutions, Inc. and, prior to the completion of our expected acquisition of the Intuit Eclipse business, Intuit Inc. In addition, there are also several niche competitors in the wholesale distribution vertical market. Further, several large software companies have made public announcements regarding the attractiveness of various small and medium-sized business markets and their intention to expand their focus in these markets, including Intuit Inc., Microsoft Corporation, Oracle Corporation, SAP AG and The Sage Group plc. To date, we have rarely competed directly with any of these larger software companies; however, we expect such competition may develop in the future.
Many of the competitors described above price their products and services below our prices, which over time may impact our pricing and profit margins. Our present and future competitors may have greater financial and other resources than we do and may develop better solutions than those offered by us. If increased spending is required to maintain market share or a rapid technological change in the industry occurs, we may encounter additional competitive pressures which could materially adversely affect our market share and/or profit margin.
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
Our success and ability to compete effectively depend in part on our proprietary technology. We have approximately 275 registered copyrights, 90 registered trademarks and six registered patents in the United States. We attempt to protect our proprietary technology through the use of trademarks, patents, copyrights, trade secrets and confidentiality agreements. Legal protections for information products may be limited and technical means may not be available to protect against unauthorized use, access, display, reproduction or distribution. We may not be able to adequately protect our technology and competitors may develop similar technology independently.

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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.
The exhibits filed with this report are as follows:

Exhibit
No.	Description
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Pervez Qureshi.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco.

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Pervez Qureshi.

32.2**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco.

*	Exhibit is filed herewith.

**	Exhibit is furnished herewith and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of August 2007.

ACTIVANT SOLUTIONS INC.

By:	/s/ KATHLEEN M. CRUSCO

Kathleen M. Crusco
Senior Vice President and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)