Form 10-K
period 2007-09-30
ACTIVANT SOLUTIONS INC /DE/
filed 2007-12-21
CIK 1059103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2007
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☑ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
No public trading market exists for the Common Stock, par value $0.01 per share, of Activant Solutions Inc. The aggregate market value of the common stock held by non-affiliates of the registrant was zero as of March 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter. All of the outstanding shares of Common Stock, par value $0.01 per share, of Activant Solutions Inc. are held by Activant Group Inc.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 21, 2007

Common Stock, par value $0.01 per share	10 shares
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. None.

ACTIVANT SOLUTIONS INC.
INDEX

FORWARD-LOOKING STATEMENTS	3
USE OF TRADEMARKS AND TRADENAMES	3
PART I	4
Item 1. Business	4
Item 1A. Risk Factors	15
Item 1B. Unresolved Staff Comments	21
Item 2. Properties	22
Item 3. Legal Proceedings	22
Item 4. Submission of Matters to a Vote of Security Holders	22
PART II	23
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
Item 6. Selected Financial Data	24
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	43
Item 8. Financial Statements and Supplementary Data	44
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	74
Item 9A. Controls and Procedures	74
Item 9B. Other Information	74
PART III	75
Item 10. Directors, Executive Officers and Corporate Governance	75
Item 11. Executive Compensation	78
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	89
Item 13. Certain Relationships and Related Transactions, and Director Independence	91
Item 14. Principal Accountant Fees and Services	95
PART IV	96
Item 15. Exhibits, Financial Statement Schedules	96
Bylaws of Activant Solutions Inc.
Option Rollover Agreement
Offer Letter
Agreement with Marcel Bernard
Canadian Executive Retention Bonus Award Letter
CEO Executive Retention Bonus Award Letter
U.S. Executive Retention Bonus Award Letter
U.S Executive Retention Bonus Award Letter
U.S. Executive Retention Bonus Award Letter
Transition and Severance Agreement
Amended and Restated Stock Incentive Plan
Form of Option Agreement (General Version)
Form of Option Agreement (for Canadian Employees)
Activant Solutions Corporate Incentive Bonus Plan
Activant Solutions Business Units Incentive Bonus Plan
Activant Executive Severance Plan
Statement of Compution of Ratio of Earnings to Fixed Charges
Activant Solutions Inc. Code of Ethics
List of Subsidiaries of Activant Soulutions Inc.
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “anticipate,” “believe,” “estimate,” “expect,” “is likely,” “predict,” “will be,” “will continue,” “intend,” “plan,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” are forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, these forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in this report under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required by law, we do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.
USE OF TRADEMARKS AND TRADENAMES
Several trademarks and tradenames appear in this Annual Report. Activant, the Activant stylized logo design, J-CON, VISTA, AConneX, PartExpert, Activant Eagle, Activant Vision, Activant Falcon, Activant iNet, Activant Prism, ePartExpert, ePartInsight, Prelude Systems, Enterprise, Speedware and Prophet 21 and Vista are registered trademarks of ours. Other trademarks of ours include Activant Eclipse, Activant Silk, Activant Cover to Cover, Activant Dimensions Canada, Ultimate, Series 12, Eclipse, Eagle, Falcon, CSD, IDW, IDX, LOADSTAR, INet, Version 2, 4GL, Open ERP Solutions, ECS Pro, Dimensions, Prelude, Silk, TPW, CommerceCenter, and Vision. Windows is either a registered trademark or tradename of Microsoft Corporation in the United States and/or other countries. Other trademarks and tradenames are used in this report, which identify other entities claiming the marks and names of their products. We disclaim proprietary interest in such marks and names of others.

PART I
Item 1. Business.
On May 2, 2006, Activant Group Inc. (formerly known as Lone Star Holding Corp.), or Activant Group, Lone Star Merger Corp., or Merger Sub, and Activant Solutions Holdings Inc., or Holdings (the “Predecessor Company”), consummated a merger, whereupon Holdings became wholly owned by Activant Group, which is wholly owned by investment funds affiliated with Hellman & Friedman LLC, or Hellman & Friedman, Thoma Cressey Bravo, Inc., or Thoma Cressey, and JMI Equity and certain members of our management. Following the merger, on May 2, 2006, Holdings merged with and into Activant Solutions Inc., with Activant Solutions Inc. continuing as the surviving corporation and wholly owned subsidiary of Activant Group. These mergers are referred to as the “mergers” and the transactions related to the mergers are referred to collectively as the “transactions.” The transaction was treated as a purchase and thus the assets and liabilities were recorded at their fair value as of the closing date. Activant Group was incorporated on March 7, 2006 for the purpose of acquiring Holdings and did not have any operations prior to May 2, 2006 other than in connection with the Holdings acquisition. Activant Solutions Inc., or Activant, was incorporated in 1972 under the name of Triad Systems Corporation. In 1997, it merged into CCI Acquisition Corp., becoming a Delaware corporation named Cooperative Computing, Inc., and in October 2003, it changed its name to Activant Solutions Inc. Unless the context otherwise requires, references in this report to “we,” “our,” “us” and the “Company” refer to Activant Solutions Inc. and its consolidated subsidiaries.
Overview
We are a leading provider of business management solutions to distribution and retail businesses. With over 30 years of operating history, we have developed substantial expertise in serving businesses in three primary vertical markets: hardlines and lumber; wholesale distribution; and the automotive parts aftermarket. The vertical markets we serve have the shared characteristic of being complex distribution businesses with advanced inventory management needs. Using a combination of proprietary software and extensive expertise in these vertical markets, we provide complete business management solutions consisting of tailored systems, product support, content, supply chain products and services and professional services designed to meet the unique requirements of our customers. Our fully integrated systems and services include point-of-sale, inventory management, general accounting, e-Commerce, and product data that enable our customers to manage their day-to-day business operations. We believe our solutions allow our customers to increase sales, boost productivity, operate more cost efficiently, improve inventory turns and enhance trading partner relationships.
We have built a large base of approximately 14,500 customers on product support, operating in approximately 30,000 business locations. In addition, our electronic automotive parts and applications catalog is used in approximately 27,000 business locations (a subset of which includes certain product support customers). We have developed strategic relationships with many well-known and influential market participants in each of our primary vertical markets who have a significant effect on their customers’ buying decisions. For example, we are a preferred or recommended business management solutions provider for the members of Ace Hardware Corp. and Do it Best Corp. hardware cooperatives and for Aftermarket Auto Parts Alliance, Inc. pursuant to agreements we have entered into with each of them and their members who are our customers. In addition, we have licensing agreements with many well-known participants in each of the vertical markets we serve, including O’Reilly Automotive, Inc. and the Industry Data Exchange Association, each of which is one of our top five customers within their vertical market. No single customer represents more than 10% of our total sales. Based on number of customers and revenues, we believe we have the leading market position in the United States serving the independently owned and operated hardlines and lumber vertical market and the automotive parts aftermarket. We also believe we are one of the leading providers of business management solutions to the domestic wholesale distribution vertical market.
In May 2007, we acquired all of the outstanding common stock of Silk Systems, Inc. for a total purchase price of $6.5 million, net of $0.7 million cash received. In addition, in August 2007, we purchased substantially all of the assets of the Intuit Eclipse Distribution Management Solutions business for cash consideration of $101.3 million.
Market Opportunity
We focus our products and services on distribution and retail customers that operate in three primary vertical markets: hardlines and lumber; wholesale distribution; and the automotive parts aftermarket. We believe that these businesses are increasingly taking advantage of information technology to more effectively manage their operations.
We have identified a number of common factors driving this demand for technology solutions within our vertical market customers:
•	Need for turnkey business management solutions with vertical specific functionality. We believe that software applications from vendors such as Intuit Inc., Microsoft Corporation, Oracle Corporation, The Sage Group PLC and SAP AG, with a broad, general or horizontal approach, do not adequately address the needs of businesses that have specific functionality requirements. In addition, our typical customer generally does not have a dedicated technology team to plan, purchase, integrate and manage highly complex information technology solutions. As a result, these businesses prefer a single vendor to provide and support a large portion of their information technology infrastructure, which may include software, hardware, product support, network management, professional services, and content and supply chain services.
•	Complex supply chains. Our customers operate in markets that have multi level supply chains consisting of service dealers, builders and other professional installers and do it yourselfers that purchase parts or products from local or regional stores and distributors. These businesses, in turn, are connected to one or more warehouses or distributors, which, in turn, are connected to manufacturers. Many of these connections are now Internet-based to facilitate e-commerce. Businesses with complex supply chains require more sophisticated systems and services to operate efficiently.

•	Inventory management. Our customers operate in complex distribution environments and manage, market and sell large quantities of diverse types of products, requiring them to manage extensive inventory. Their ability to track and manage that inventory more efficiently can improve their operational and financial performance.

•	Need for modern technology. Many of the systems currently in use in the vertical markets we serve are older, character-based or in-house systems with limited extensibility or flexibility. These businesses will need to replace their older systems with more modern, comprehensive business management solutions.

•	High customer service requirements. Our customers seek to differentiate themselves in their respective marketplaces by providing a high degree of customer service and value added services. Our systems and services are specifically designed to facilitate this level of customer service. For example, professional contractors expect on-time delivery of complex orders to their building sites, the ability to charge the orders to their account and the ability to receive a credit for any unused materials. In order to meet these high service requirements, businesses in the vertical markets we serve are increasingly adopting more advanced and industry tailored business management solutions.
Our Business Model
Our systems revenues are generally derived from one-time sales while our services revenues generally consist of subscription-based sales that are generally recurring in nature. For fiscal year 2007, our systems revenues were approximately 42% of our total revenues and our services revenues accounted for approximately 58% of our total revenues. Our services revenues consist of product support, content and supply chain services and other services. The components of our business management solutions include the following segments:
Systems
We provide proprietary vertical specific software applications, implementation, training, consulting and third party software, hardware and peripherals. Our software applications are tailored to the unique business processes of our target vertical markets. Depending on the vertical market and specific customer requirements, these systems can provide in-store, retail, contractor and distributor based solutions with fully integrated applications that manage the workflows of a customer’s business operations. In addition, our systems include productivity and customer service tools, add-on modules, replacement hardware and upgrade applications for our existing installed base of customers. Our selling prices for systems can range from $10,000 to over $1,000,000 depending on the size of the business, the software applications needed and the complexity of the implementation.
We provide industry specific implementation, training, consulting and custom programming services to our customers to ensure they receive full value from the technology investments they have made with us and to help them run their business using the best practices found in their particular industry.
Product Support
We provide comprehensive maintenance and customer support. We sell a variety of post-sale support programs that can include customer support activities; including support through our advice line, software updates, preventive and remedial on-site maintenance and depot repair services. Our product support is generally provided on a subscription basis, and accordingly, revenues are generally recurring in nature. Virtually all new systems customers subscribe to product support and continue to subscribe as long as they use the system.

Content and Supply Chain Products and Services
We provide a full range of additional value added products and services to our customers. Our content and supply chain products and services include proprietary database and data management products for the vertical markets we serve (such as our comprehensive electronic automotive parts and applications catalog and point-of-sale business analysis data), connectivity services, e-commerce, networking and security monitoring management solutions. We sell a majority of our content and supply chain products and services on a subscription basis.
Other Services
Our other services are comprised primarily of business products, such as forms and other paper products.
Vertical Market Focus
Our business management solutions serve customers that operate in three primary vertical markets where we have developed specific expertise and have a significant presence as a technology provider. The vertical markets we serve have the shared characteristic of being complex distribution businesses with unique needs that our software addresses.
Hardlines and Lumber
The hardlines and lumber vertical market consists of hardware retailers, home improvement centers, paint, glass and wallpaper stores, farm supply stores, retail nurseries and garden centers, and lumber and building material yards.
Independent hardware and lumber retailers are often affiliated with cooperatives, distributors and buying groups, such as Ace Hardware Corp., Do it Best Corp., True Value Company, Orgill Inc, and Lumbermens Merchandising Corporation that enable members to compete through optimized product assortment, buying power, brand and member wide customer loyalty programs and promotions, along with the incorporation of best business practices. These cooperatives, distributors and buying groups also influence the information technology buying decisions of their large groups of members. We work to insure that these key influencers are aware of and recommend our products and services. National chains that are generally larger than our customers such as The Home Depot, Inc., Lowe’s Home Centers, Inc. and Menard, Inc., generally utilize advanced information technology solution within their businesses. Their adoption of advanced technology often creates demand within our hardware and lumber market for similar solutions.
We believe that a number of trends, including new home construction and sales, increased spending on home improvement, favorable demographic trends and generally positive economic conditions, among others, have driven growth in this vertical market. With the current slowing of housing starts and the migration of cooperatives from their legacy systems to our modern systems almost complete, our continued growth will be dependent on products and services that allow independents in the home improvement industry to compete with chains by broadening the services they offer, excelling at customers service, and maximizing pricing, personnel productivity and other efficiencies.
Wholesale Distribution
The wholesale distribution vertical market includes distributors of a range of products including electrical supply, medical supply, plumbing, heating and air conditioning, brick, stone and related materials, roofing, siding, insulation, industrial machinery and equipment, industrial supplies, fluid power, janitorial and sanitation products, paper and packaging and service establishment equipment.
The business of wholesale distributors revolves around tracking and managing product inventory and servicing customers with high service level requirements, such as product knowledge and availability, flexible delivery schedules, returns management and complex invoicing. In addition, wholesale distributors operate in multiple locations. The ability to manage these operations with a single inventory management system is essential to the success of their business. Wholesale distributors are increasingly using more sophisticated information technology systems to improve inventory turns, increase sales, reduce carrying and other operating costs and improve customer service.
We believe that growth in this vertical market is being driven by increased spending on commercial construction and industrial production, among others.

Automotive Parts Aftermarket
There are three distinct distribution channels through which automotive parts distribution occurs: the wholesale, retail and new car manufacturer channels. The automotive parts aftermarket consists of businesses engaged in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks. Our systems solutions target primarily the wholesale channel and our content and data services target the wholesale and retail channel.
Participants in the automotive parts aftermarket are required to manage large quantities of data. There are over 4.5 million different stock keeping units, or SKUs, available to parts sellers. As a result, most automotive parts aftermarket participants require comprehensive inventory management systems and catalogs to keep track of these parts. In addition, consumer demand for same day repair service and the need to quickly turn repair bays encourage professional installers to require prompt delivery of specific parts from their suppliers. Therefore, the ability of either a warehouse distributor or parts store to access information about a part’s availability and price and to promptly supply the required product is critical to its success.
We believe that growth in the automotive parts aftermarket in the United States will be driven by a number of factors, including growth in the aggregate number of vehicles in use, increases in the average age of vehicles in operation and increased vehicle complexity.
Competitive Strengths
We believe that the following strengths have contributed to the growth of our systems revenues and our high customer retention rate. We believe that systems revenue is a factor that influences growth in our subscription-based product support revenues.
Provide a Turnkey Business Management Solution to the Vertical Markets We Serve. Using a combination of proprietary software and extensive expertise in the vertical markets we serve, we provide complete solutions and services for our customers. Our solutions and services provide tailored systems, product support, professional services, and content and data services that are designed to meet the unique requirements of our customers and enable them to interact with a single vendor for their business management solutions.
Leading Market Position in the Vertical Markets We Serve. With over 30 years of operating history, we have developed substantial expertise in serving businesses with complex distribution requirements. Based on the number of customers and revenues, we believe we have a leading position in the United States serving the hardlines and lumber vertical market and the automotive parts aftermarket. We also believe we are one of the leading providers of business management solutions to the wholesale distribution vertical market in the United States.
Large Base of Customers with High Retention. We have built a large base of approximately 14,500 product support customers operating in approximately 30,000 business locations. Our electronic automotive parts and applications catalog is used in approximately 27,000 business locations (a subset of which includes certain product support customers). In our experience, our systems and services are integral to the operations of our customers’ businesses and switching from our systems generally requires a great deal of time and expense and may present a significant operating risk for our customers. As a result, we have historically had high levels of customer retention. For example, our average annual product support retention rates for the last three fiscal years for our Activant Eagle, Activant Falcon, Prelude and Prophet 21 products, four of our key business management solutions, have been greater than 93%.
Relationships with Well Known Market Participants. We have developed strategic relationships with many well-known market participants in the hardlines and lumber vertical market and the automotive parts aftermarket. For example, we are the preferred or a recommended business management solutions provider for members of Ace Hardware Corp. and Do it Best Corp. cooperatives and for Aftermarket Auto Parts Alliance, Inc. pursuant to agreements we have entered into with each of them and their members who are our customers. In addition, we have licensing agreements with many well-known participants in each of the vertical markets we serve, including O’Reilly Automotive, Inc. and the Industry Data Exchange Association.
Flexible Systems Offerings. Depending on our customers’ size, complexity of business and technology requirements, we have a range of systems offerings. In our hardlines and lumber vertical market, we provide our Activant Eagle product that, while still tailored to the vertical markets it serves, has a more standard functionality for customers with lower complexity of operations and technology needs. In each of the vertical markets we serve, we also provide a higher-end business management solution for customers with more complex operations and technology needs. By providing flexible systems offerings, we are able to access a broader segment of the addressable market in each of the vertical markets we serve. In addition, the modular design of our productivity tools and add-on modules provides our customers with flexibility to deploy all of our add-on offerings at once or to implement our offerings individually or incrementally.

Large Base of Recurring Subscription Revenues. Product support and content and supply chain services revenues comprise nearly all of our services revenues. These revenues are generally recurring in nature since they are derived primarily from subscriptions to our support and maintenance services, our electronic automotive parts and applications catalog, databases, connectivity and other services. Services revenues accounted for approximately 58% of our total revenues for fiscal year 2007. We believe that the generally recurring nature of our product support and content and supply chain revenues provides us with a more predictable and stable stream of revenues relative to systems revenues that are primarily one-time purchases. Virtually all new systems customers subscribe to product support and continue to subscribe as long as they use the system.
Products and Services
Our principal products and services offerings consist of:
•	Systems. We provide vertical specific proprietary software applications, consultation, training and implementation services, and third party software, hardware and peripherals.

•	Product Support. We sell a variety of post sale support programs that include daily operating support through our advice line, software updates, preventive and remedial on-site maintenance and depot repair services.

•	Content and Supply Chain. Our content and supply chain offerings include proprietary database and data management products for the vertical markets we serve (such as our comprehensive electronic automotive parts and applications catalog and point of sale business analysis data), connectivity services, e-commerce, networking and security monitoring management solutions.
Systems
We offer systems consisting of proprietary vertical specific software applications, implementation and training and third party software, hardware and peripherals. Our products provide in-store, retail, distributor and warehouse based solutions with fully integrated applications that manage the workflows and data relating to a customer’s typical sales transactions and automate and streamline a customer’s inventory, sales and distribution operations. These applications include order management and fulfillment, barcode scanning and processing, inventory control, pricing, purchasing, accounts receivables and payables, special order processing, quote and bid processing, vendor and manufacturer communications, payroll, general ledger and credit and debit card authorization. The selling price of our products depends on a variety of factors, including the number of locations and users and the products requirements of the customer.
In addition, we offer productivity tools and add-on modules to our customers to enhance the capabilities of our products. The modular design of our productivity tools and add-on modules, such as business intelligence, credit card signature capture and delivery tracking, provides our customers with flexibility to deploy or implement our offerings individually or incrementally.
When we sell a new system or add-on module, our professional services team works to minimize disruption during the conversion process and to optimize our customers’ use of the product by training them to use the primary and specialized features of the software. In addition, we integrate most of our products with hardware components and software products of third-party vendors prior to distributing the products to our customers. We primarily use Dell Inc.’s industry standard server and workstation hardware to power our software solutions. In addition, we offer hardware solutions from International Business Machines Incorporated and Hewlett Packard Company for certain of our solutions.
The following outlines our primary systems offerings:
•	Activant Eagle. Our Activant Eagle product is designed for small and medium sized retail stores across multiple vertical markets, including hardware and home center, lumber and building materials and its sub-verticals and select auto jobber distributors.

•	Prophet 21. Our Prophet 21 product, formerly known as CommerceCenter, is designed for distributors across multiple segments of the wholesale distribution vertical market including but not limited to industrial, electrical, fastener, fluid power, tile and floor covering, heating and air conditioning, and medical supply.

•	Activant Prism. Our Activant Prism product is designed to meet the needs of both national and independent stores as well as smaller businesses in the automotive parts aftermarket.

•	Activant Falcon. Our Activant Falcon product is designed for large multi-location hardlines and lumber operations.

•	Activant Vision. Our Activant Vision product is designed for, and targeted to, local, regional and national warehouse distributors in the automotive parts aftermarket and office product market.

•	Activant Eclipse. Our Activant Eclipse product is a fully integrated, real-time business management solution specifically designed for plumbing and electrical wholesalers.

•	Activant Dimensions Canada. Our Activant Dimensions Canada product is designed for small and medium sized stores across multiple vertical markets within Canada, including hardware and home center, lumber and building materials and its sub-verticals.
Systems We Continue to Support. In addition to our primary system offerings, we also service and maintain, but do not actively sell to new customers, additional legacy systems including:
•	Automotive Aftermarket — J-CON , Loadstar, Series 12, Activant ServiceWriter, Eclipse, A-DIS, Ultimate

•	Lumber Dealers — CSD, Dimensions, Version 2, 4GL

•	Wholesale Distributors — Acclaim, XL, Array, DISC, D2K, FasPac, SDI, StanPak, Turns
Currently, we realize significant product support revenues from customers using these products. We have built upgrade and conversion paths to our primary system offerings for the customers on our legacy products.
Product Support
We provide comprehensive maintenance and customer support for each of our products. Our customers are principally independent businesses that require a high level of service, training and customer support to train users and to maintain their systems. We believe that we offer the broadest set of implementation and support services to businesses in our vertical markets. Our product support offerings include:
•	Access to Software Updates. We provide our product support customers with regular software updates, which, among other things, provide bug fixes, selected functionality enhancements and efficiency improvements.

•	Advice Line Support. Our team of software and applications specialists provides customers with telephonic and Internet training, troubleshooting and other support related to our software and hardware. This team provides technical and industry specific support for our systems through real time diagnostics, access to our extensive knowledge base and assistance in optimizing our customers’ usage of our systems for their businesses. We offer our customers several service plan options to accommodate their support needs and requirements for their businesses. In addition, our product development team is available to address the most complex systems issues.

•	Nationwide Hardware and Networking Specialists. Our field service team can be dispatched throughout the United States, Canada and Puerto Rico to diagnose and repair hardware and software on-site. We believe that this team of service professionals provides us with a competitive advantage. Because these services are provided on-site, the customer often develops a working relationship with its hardware and networking specialist. We do not believe any of our primary competitors offers nationwide on-site support and service.

•	Server and Peripheral Repair. We support server and peripheral repair via overnight exchange and other programs from our repair facility and through outsourced peripheral repair services.
We have web-based product support that allows customers direct access to a call tracking system, online product training courses and an online knowledge base. These features allow customers to request support services, review specific calls or their entire call history, increase employee system knowledge through online coursework or search a knowledge base to obtain ready answers to questions. In addition, we provide Advice Line support through e-mail and have recently deployed a new customer relationship management system to improve our call center infrastructure and provide better service to our customers.
Virtually all new systems customers subscribe to product support and continue to subscribe as long as they use the system. Product support subscriptions vary from a monthly to an annual basis depending on the product, and the subscription fees vary by system size, number of users and configuration. In addition, we offer seminars and workshops to assist customers in understanding the capabilities of their systems. We strive to provide comprehensive information technology support to small and medium sized business customers to build customer relationships, enhance customer satisfaction and maximize customer retention rates.

Content and Supply Chain
Our content and supply chain products and services include database services with information and reports related to point-of-sale activity, and connectivity services. These services are specific to the retail and wholesale trade vertical markets we serve and complement our systems offerings.
Automotive Parts Aftermarket: We provide electronic catalogs, barcodes, related repair information and reports based on point of sale activity through a variety of data services. These proprietary database products and services generate recurring revenues through period (generally monthly) subscription fees and differentiate our products from those of our competitors. We offer data services to our automotive parts aftermarket customers, including warehouse distributors, manufacturers and parts stores and professional installers. Our principal content and supply chain products and services are:
•	PartExpert. Our electronic automotive parts and application catalog provides access to a database of over 300 million unique automobile part applications for approximately 7,500 automotive parts aftermarket product lines. These products significantly reduce the time consuming and cumbersome use of printed catalogs and are designed to increase productivity and accuracy in parts selection and handling. Our Auto systems are integrated with PartExpert. For our PartExpert product, we acquire, enter, clean, standardize and format data from over 800 nationally branded automotive parts manufacturers in an original, creative and unique manner. This data comes from manufacturers in paper or electronic format. We generally produce catalog updates on compact discs or DVD’s approximately ten to twelve times per year from our facilities in Livermore, California, Austin, Texas and Longford, Ireland.

•	Interchange. Our electronic automotive, medium/heavy-duty truck, agricultural and commercial parts interchange product provides access to a database of over 16 million OEM-to-aftermarket and aftermarket-to-aftermarket interchange records.

•	Activant Cover-to-Cover. The Activant Cover-to-Cover add-on provides extended automotive aftermarket part information to PartExpert and ePartExpert customers such as product images, specifications, installation instructions, warranty information and technical service bulletins.

•	LaborExpert. Our LaborExpert offering provides a powerful electronic labor-estimating tool based on the Mitchell labor database. This product is used primarily by the installer segment.

•	Service Intervals Plus. Our Service Intervals Plus offering provides access to a database of service intervals for both routine and severe service maintenance schedules. This product is used primarily by the installer segment.

•	Buyer Assist. Our electronic automotive aftermarket buyer’s guide provides vehicle coverage listings, list price, package quantities, manufacturers’ popularity codes and per-car quantities. This product is used primarily by warehouse distributor and part store buyers and inventory managers.

•	ePartExpert. Our ePartExpert service enables service professionals and consumers to access our automotive parts database online. This product is used by the manufacturer, warehouse distributor and professional installer segments of the automotive parts aftermarket.

•	Price Updating Services. Our pricing distribution and updating services provide automated and timely automotive aftermarket price information updating. These products are targeted primarily at warehouse distributors and parts stores. We acquire, enter, clean, standardize and format data from manufacturers and distributors with custom pricing, then securely distribute price updates via telecommunication or compact discs.

•	ePartInsight. Our ePartInsight service provides data hub capability that allows large buying groups to access inventory and sales information throughout the buying group simultaneously, which allows better visibility into product sales and inventory trends. This data warehouse product can be connected to our entire automotive parts aftermarket warehouse distributor and parts store products as well as third party software.
We also market the following content and supply chain products and services to our vertical markets.
•	Trading Partner Connect. Our Trading Partner Connect offering is an Internet trading network that streamlines the commerce process between distributors, their manufacturers and/or suppliers, and end users, thereby extending geographic reach of a distributor, increasing sales and improving customer service while reducing operating costs. Through Trading Partner Connect, distributors can access millions of items, enabling them to compete on a larger scale and improve customer service. Distributors further benefit from reduced costs related to EDI and surplus inventory. Trading Partner Connect also provides distributors with a web-based storefront designed to give end users online customer service as well as ordering capabilities 24 hours a day, seven days a week (excluding normal maintenance periods). Trading Partner Connect offers several components, including B2B Marketplace, B2B Buyer, B2B Alliance, B2B Gateway and B2B Seller.

•	Networking Support & Security Monitoring. Our Networking Support & Security Monitoring offerings are targeted primarily at the hardlines and lumber vertical market and the automotive parts aftermarket, but are applicable to all of our three vertical markets. These offerings provide network installation, provisioning, troubleshooting and problem resolution, firewall installation and configuration and virus protection services.

•	VISTA. Our VISTA offering is targeted for manufacturers in all three of the vertical markets we serve. Information provided by the VISTA service gives manufacturers insight into how a specific product or brand performs against its competitors and the market in general based upon actual sales history provided from our systems customers and consumer market surveys and through collaboration with other sources of industry sales data. We provide this data to our customers in a variety of formats.

•	IDW and IDX. Our IDW and IDX offerings are targeted at the wholesale distribution vertical market. They enable electrical parts manufacturers and warehouse distributors to exchange product information, purchase orders and related documents using electronic data interchange and Internet technologies.

•	Activant Inet. Our Activant Inet offering is targeted at the hardlines and lumber vertical market. Inet provides e–commerce capabilities to our customers such as the ability to conduct business online with their vendors and customers, including e-store ordering, invoicing and e-statement functionality.

•	AConneX. We offer Internet and modem based communication services that connect the automotive parts aftermarket from manufacturers through warehouse distributors and parts stores to professional installers. Our flagship service, AConneX, uses the Internet to allow communication between and among our software systems and other companies’ software systems. AConneX enables parts to be ordered by professional installers from eStore partners and creates a trading network among parts stores and warehouse distributors. In addition, we offer an electronic data interchange interface between warehouse distributors and manufacturers.

•	Activant B2B Seller. The Activant B2B Seller offering is targeted at the wholesale distribution markets. Activant B2B Seller provides e-commerce capabilities to our customers such as the ability to conduct business on-line with their vendors and customers, including e-store ordering, product catalogs, invoicing, e-statement, remittance and reporting functionality.
Other Offerings
In addition to systems, product support and content and supply chain offerings, we offer our customers migration tools and services, and other business products.
•	Productivity Tools and Services. We provide a complete suite of professional services and software tools for customers who wish to migrate their applications and databases from the Hewlett Packard e3000 to Unix or Windows platform systems. In November 2001, the Hewlett Packard Company announced that it is ending sales and support for this platform over a seven year period, which has since been extended by two years, that will likely result in the decline of our migration business as we approach the end of that nine year period.

•	Business Products. We offer both standard and custom third-party record keeping and sales forms and other office supplies, primarily to our existing customer base. These forms and supplies include purchase order forms, checks, invoices, ink, toner and ribbons that are compatible with our software and hardware systems.
Sales and Marketing
We have dedicated sales groups to each of the hardlines and lumber, wholesale distribution vertical markets and the automotive parts aftermarket. Our sales and marketing strategy is to provide relevant business expertise to target customers by using sales representatives with strong industry specific knowledge.
Within these vertical markets, we use a combination of field sales, inside sales, value added resellers and national account programs. We seek to partner with large customers or groups of customers and leverage these program groups to sell to their members. Incentive pay is a significant portion of the total compensation package for all sales representatives and sales managers. Our field sales teams generally focus on identifying and selling to new customers, while our inside sales team focuses on selling upgrades and new software applications to our installed base of customers.

Our marketing approach is to develop strategic relationships with many of the well-known market participants in the vertical markets that we service. For example, we are a preferred or recommended business management solutions provider for the members of Ace Hardware Corp. and Do it Best Corp. cooperatives for the hardlines and lumber vertical market, Netplus and NISSCO for the wholesale distribution market, and Aftermarket Auto Parts Alliance, Inc. for the automotive vertical market pursuant to agreements we have entered into with each of them and their members who are our customers. In addition, we have agreements with many of the well-known participants in the vertical markets we serve, including O’Reilly Automotive, Inc. and the Industry Data Exchange Association. This strategy includes obtaining endorsements, warehouse distributor partnerships and other alliances. The goal of these programs is to enhance the productivity of the field sales team and to create leveraged selling opportunities for system sales and content and supply chain offerings. These relationships have allowed us to streamline the distribution channel and to reduce our direct sales costs.
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
Our customer base includes long-term customers using our older, character based systems, as well as those who have upgraded to our most recently developed products running on Microsoft Windows, Linux, AIX and several UNIX platforms. A large portion of our current installed customer base is using older character-based systems, especially in the automotive parts aftermarket. We believe there is a significant opportunity for us to migrate these customers to our current generation of systems offerings running on more modern technology platforms. We have developed our current generation of products to provide an efficient migration path for customers operating older systems while preserving existing functionality and offering significant advantages in ease of use and new e-commerce capabilities.
In the development of our software, we use industry standard tools such as .Net, Java, Microsoft and Progress toolsets and a variety of open source based technologies. We are also developing a next generation industry catalog and continuing to expand our next generation e-commerce and connectivity offerings.
We also leverage a set of key technology relationships with third-party vendors to offer or facilitate a complete turnkey business management solution to our customers. We have relationships with several third party vendors including (1) Dell Inc., International Business Machines Incorporated, Hewlett Packard Company and Motorola (Symbol Technologies) for hardware platforms, (2) Microsoft for tools, operating systems and databases, (3) Progress Software for development tools, (4) Sterling Commerce and Inovis for EDI and (5) SonicWALL, Inc. for security solutions.
We have a centrally managed development organization designed to develop shared products and technologies that are used across multiple vertical markets as well as specific vertical markets.
Intellectual Property
We have approximately 268 registered copyrights, 86 registered trademarks and six issued patents. We attempt to protect our intellectual property in a number of ways. First, we distribute, or enable access to, our proprietary software and database products through licensing agreements, which require licensees to acknowledge our ownership of the software and databases and the confidential nature of our proprietary information, and grant limited usage rights. Secondly, all of our personnel are required to assign to us all rights of such personnel to inventions, patents, works of authorship and confidential information developed in conjunction with their employment relationship and agree to keep confidential our proprietary information. Finally, we require that third parties receiving our confidential information execute a non-disclosure agreement.
In general, copyright in a work created on or after January 1, 1978, subsists from its creation and endures for a term consisting of the life of the author and 70 years after the author’s death. The duration of our trademark registrations varies from country to country. In the U.S., we generally are able to maintain our trademark rights and renew trademark registrations for as long as the trademarks are in use. The duration of our patents issued in the U.S. is typically 17 years from the date of issuance of the patent or 20 years from the date of filing of the patent application.
While we believe that our ability to maintain and protect our intellectual property rights is important to our success, we also believe that our business as a whole is not materially dependent on any particular patent, trademark, license or other intellectual property right. Legal protections for some information products may be limited and technical means may not be available to protect against unauthorized use, access, display, reproduction or distribution. We may not be able to adequately protect our technology and competitors may develop similar technology independently.

Customers
For fiscal year 2007, no single customer accounted for more than 10% of our total revenues. Our top ten customers accounted for 6.3% of our total revenues. Some of our top ten customers included (1) Ace Hardware Corp. and True Value Company in the hardlines and lumber vertical market, (2) the Industry Data Exchange Association, a joint venture formed by the National Electrical Manufacturers Association and the National Association of Electrical Distributors, in the wholesale distribution vertical market and (3) General Parts, Inc., Aftermarket Auto Parts Alliance, Inc. and O’Reilly Automotive, Inc. in the automotive parts aftermarket. We have approximately 14,500 systems customers, of which approximately 1,200 were added as a result of the Silk Systems and Eclipse acquisitions.
Competition
The vertical markets we serve are highly fragmented and served by many competitors. In the vertical markets we serve, we primarily compete against smaller software companies with solutions for a single vertical market or with proprietary systems developed by or for industry participants. The key factors influencing customers’ technology purchase decisions in the vertical markets we serve include, among others: ability to provide a turnkey business management solution with vertical specific functionality, depth of vertical expertise, pricing, level of services offered, credibility and scale of the technology vendor and connectivity with chosen industry trading partners. Many of our smaller competitors offer solutions that contain fewer features and compete by pricing their products and services below our prices.
In the hardlines and lumber vertical market, we compete primarily with smaller, niche-focused companies, many of which target specific geographic regions. Some of our competitors in this vertical market include Spruce Computer Systems, Inc., ECI2 and Progressive Solutions, Inc.
We compete with several other vertically focused software providers in the wholesale distribution vertical market, including a division of Infor Global Solutions, Inc., Sage Software and NetSuite Inc. Other competitors include vertically focused software vendors in the building material, distribution and manufacturing markets, as well as independent software vendors, software tool developers and vendors and database vendors in other markets.
In the automotive parts aftermarket we compete primarily with smaller software and content companies that operate regionally or in a specific niche of the market and with proprietary systems developed by or for industry participants. Some of our competitors in this vertical market include Autologue Computer Systems Inc., in systems, and WHI in systems and content and data services. Genuine Parts Company (NAPA) and General Parts, Inc. (“GPI”) each offer its own branded solution to its company owned and independently affiliated stores.
Several large software companies have made public announcements regarding the attractiveness of various markets we serve and their intention to expand their focus in these markets, including Microsoft Corporation, Oracle Corporation, and SAP AG. These large software companies rarely compete directly with us except on larger, national focused transactions. However, these and other large software companies have made public announcements regarding the attractiveness of various small and medium-sized business markets and their intention to expand their focus in these markets. As a result, we expect competition with these large software companies may increase in the future.
Suppliers
For fiscal year 2007, Dell Inc. was our largest supplier of hardware supplies used in our solutions. No other supplier accounted for more than 10% of our total hardware supply expense. We have a number of competitive sources for supplies used in our operations.
Employees
We have approximately 2,200 employees as of September 30, 2007. None of our employees are represented by unions. We have not experienced any labor problems resulting in a work stoppage and believe we have good relations with our employees.

Joint Venture
We own approximately 46% of the outstanding common stock of Internet Autoparts, Inc., or Internet Autoparts, a joint venture among us and some of our key customers and other investors, which was formed in May 2000. Internet Autoparts provides the automotive parts aftermarket with a web-based parts ordering and communications platform linking automotive service providers with wholesale distributors and other trading partners.
We granted certain non-exclusive, perpetual, non-transferable licenses to Internet Autoparts in connection with our investment in Internet Autoparts. Internet Autoparts agreed, subject to certain exceptions, not to compete with us in the businesses in which we are engaged. In addition, we agreed, subject to certain exceptions, not to compete with Internet Autoparts in the business of selling new or rebuilt automotive parts over the Internet to professional installers and consumers.
Internet Autoparts utilizes our web-based parts catalog, ePartExpert, and has access to our Internet communications gateway, AConneX, which provides ready communications among its various business platforms and third-party management systems. AconneX is available for licensing to third-party management systems in addition to Internet Autoparts. The licenses granted to Internet Autoparts provide for the payment to us of royalties based upon a percentage of net sales made by Internet Autoparts using the licensed technology. We have no commitment to invest additional funds in Internet Autoparts, although, we are obligated to provide service and support for AConneX.
Segment Reporting
See Note 14 of Notes to Consolidated Financial Statements.

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
The business management solutions industry is characterized by technological advances, adoption of evolving industry standards in computer hardware and software technology and new product introductions. Our future success will depend in part on our ability to:
•	maintain and enhance our systems and services;

•	successfully anticipate or respond to our customers’ needs and requirements, including with regard to advancements in user interface, connectivity and ease of use requirements; and

•	develop and market our electronic automotive parts and applications catalog and other products and services in order to meet changing customer needs.
We may not be able to effectively respond to the changing technological requirements of the vertical markets we serve. To the extent we determine that new software and hardware technologies are required to remain competitive or our customers demand more advanced offerings, the development, acquisition and implementation of these technologies are likely to require significant capital investments by us and significant time for development, integration and implementation. Capital may not be available for these purposes and investments in technologies may not timely meet market requirements or result in commercially viable products. In addition, we may not be able to maintain our electronic automotive parts and applications catalog or introduce new versions or releases in a timely manner, and we may not be able to implement these new versions or releases in a manner that will meet the needs of our customers and maintain their proprietary nature. In the event we are not able to respond to changing technological requirements in the vertical markets we serve or our customers’ needs, our revenues could decline significantly and our operating results could be materially adversely affected.
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
Approximately 58% of our total revenues for fiscal year 2007 was derived from product support, content and supply chain services and other services, which generally are subscription -based and not governed by long-term contracts, and therefore, if our current customers do not continue their subscriptions, our revenues could decline significantly and our operating results could be materially adversely affected.
Our product support and content and supply chain services are typically provided on a subscription basis, subject to cancellation on 30 to 60 days’ notice without penalty. Accordingly, our customers may not continue to subscribe to our services. As we stop actively improving and selling several of our older systems, we experience reduced rates of customer retention, which has been particularly evident in the automotive parts aftermarket. These developments have resulted in a decrease in our automotive parts aftermarket product support revenues from $29.2 million for fiscal year 2006 to $26.2 million for fiscal year 2007, representing a decrease of 10%. We expect the decreases in automotive parts aftermarket product support revenues to continue, although we cannot predict with certainty the magnitude and timing of future decreases.
Our success is dependent in part upon the performance of our new chief executive officer and on the performance and integration of new members of our senior management replacing those members of our senior management who left us in 2006-2007. If we are unable to integrate our new chief executive officer and other members of senior management who replaced members of our senior management who have terminated their employment with us, there could be a negative effect on our ability to operate our business.

Our success and ability to implement our business strategy, including integrating acquisitions, depend upon the continued contributions of our management team and others, including our technical employees. On May 2, 2006, Mr. Pervez A. Qureshi, formerly our chief operating officer, became our chief executive officer and president. Our business and operations are substantially dependent on the performance and integration of our new chief executive officer and president. We also relocated our headquarters to our Livermore, California office. Mr. Greg Petersen resigned as Executive Vice President, effective January 5, 2007, and Mr. Christopher Speltz resigned as Senior Vice President of Finance and Treasurer, effective January 2, 2007, due to their inability to relocate to Livermore. Mr. Richard Rew (our former vice president, general counsel and secretary) resigned for similar reasons effective on July 14, 2006. Mr. Timothy F. Taich joined us as our new Vice President and General Counsel as of September 18, 2006. Mr. Brian E. Agle, who was subsequently hired as our Senior Vice President and Chief Financial Officer, resigned on February 9, 2007. Ms. Kathleen M. Crusco joined us as our new Senior Vice President and Chief Financial Officer as of May 3, 2007. Mr. Peter Donnelly, our former Senior Vice President of Operations, resigned from the Company as of October 31, 2007. We also lost our Senior Vice President of Human Resources, Ms. Beth Taylor, who passed away on November 23, 2007. Our future success also depends on the performance and integration of our new senior management and our ability to attract and retain qualified personnel. A failure to retain members of our senior management team or attract other qualified personnel could reduce our revenues, increase our expenses and reduce our profitability.
Our new Activant Eagle and Activant Vision product extensions for the automotive parts aftermarket are key elements to our strategy to re-establish growth in the automotive parts aftermarket, and if these product extensions do not gain market acceptance within that market our future growth and operating results could be adversely affected.
A component of our business strategy is to re-establish growth in the automotive parts aftermarket through the introduction of new systems and services. We have developed a version of our Activant Eagle product, a Windows-based system that has versions currently targeted at the hardlines and lumber vertical markets, that targets the automotive parts aftermarket. In the event our version of Activant Eagle for the automotive parts aftermarket does not gain acceptance within that market, our future growth and operating results could be adversely affected. In addition, we have introduced the Activant Vision product, which we acquired in conjunction with our acquisition of The System House, Inc. in 2005. If we are unable to successfully introduce the Activant Vision product with features required for the automotive aftermarket, our future growth and operating results could be adversely affected.
Our substantial indebtedness could adversely affect our business.
We have a substantial amount of indebtedness. As of September 30, 2007, we had total debt of $632.8 million and $20.0 million was available for additional borrowing under our senior secured revolving credit facility, including letters of credit up to a maximum of $5.0 million. Our substantial indebtedness has important consequences, including:
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
In addition, our senior secured credit facilities and the indenture governing the notes permit us to incur substantial additional indebtedness in the future. For example, we utilized $20.0 million of our $40.0 million revolving credit facility in conjunction with the acquisition of the Eclipse business described below. If new indebtedness is added to our and our subsidiaries’ current debt levels, the risks described above would intensify.
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
Our senior secured credit facilities require us to meet certain financial tests. The failure to comply with any of these covenants or tests would cause a default under our senior secured credit facilities. A default, if not waived, could result in acceleration of the outstanding indebtedness under the notes and our senior secured credit facilities, in which case the debt would become immediately due and payable. In addition, a default or acceleration of indebtedness under our senior subordinated notes or our senior secured credit facilities could result in a default or acceleration of other indebtedness we may incur with cross-default or cross-acceleration provisions. If this occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be available on terms that are acceptable to us, particularly given the recent trends in the debt market in which the general availability of credit is reduced and the cost of borrowing is generally higher with more restrictive terms Complying with these covenants and tests may cause us to take actions that we otherwise would not take or not take actions that we otherwise could take.
The costs and difficulties of integrating current and future acquisitions could impede our future growth, diminish our competitiveness and materially adversely affect our operations.
In May 2007, we acquired Silk Systems, Inc. (“Silk Systems”) and in August 2007, we acquired the Intuit Eclipse Distribution Management Solutions (“Eclipse”) business. These acquisitions increased the size and geographic scope of our operations. Additionally, we may pursue further acquisitions as part of our expansion strategy or to augment our sales, including additional acquisitions that extend our presence outside of North America. We cannot be certain that our current or future transactions will be successful and will not materially adversely affect the conduct, operating results or financial results of our business. With respect to any future acquisitions, we may be unable to identify additional potential acquisition targets, integrate and manage successfully any acquired businesses or achieve a substantial portion of any anticipated cost savings or other anticipated benefits from other acquisitions in the timeframe we anticipate, or at all. In addition, many transactions are subject to closing conditions, which may not be satisfied, and transactions may not be successfully completed even after their public announcement. Acquisitions, including, Silk Systems and Eclipse, involve numerous risks, such as difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, market acceptance of our integrated product offerings, risks related to potential unknown liabilities associated with acquired businesses, personnel turnover and the diversion of management’s attention from other business concerns. Acquisitions of foreign businesses involve numerous additional risks, including difficulty enforcing agreements and collecting receivables under foreign laws and regulations, unexpected political, legal, trade or economic changes or instability, more stringent regulatory requirements or rules relating to labor or the environment, difficulty enforcing our intellectual property rights and increased exposure to foreign exchange rate fluctuations. We generally have paid cash for our recent acquisitions, including Silk Systems and Eclipse. Any future acquisitions may involve further use of our cash resources, the issuance of equity or debt securities and/or the incurrence of other forms of debt.

A significant portion of our total assets consist of goodwill and other intangible assets, which may be subject to impairment charges in the future depending upon the financial results of our business.
Approximately $599 million of the purchase price paid in connection with the transactions completed in May 2006 was allocated to acquired goodwill. In addition, approximately $75 million of the purchase prices for Silk Systems and Eclipse was allocated to acquired goodwill. Acquired goodwill must be assessed for impairment at least annually. In the future, if our business does not yield expected financial results we may be required to take charges to our earnings based on this impairment assessment process, which could materially adversely affect our financial position.
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
The retail and wholesale distribution market is highly fragmented and the technology needs in this market are supplied by many competitors. In the hardlines and lumber vertical market we compete primarily with smaller, niche-focused companies, many of which target specific geographic regions. In the automotive parts aftermarket, we compete primarily with smaller software companies that may operate regionally or in a specific niche of the market. In addition, we may also experience future competition from some of our current larger customers to the extent they decide to develop their own systems and/or provide related services to themselves or their respective affiliated companies or members in lieu of obtaining such systems and services from us. We also compete with several companies in the wholesale distribution vertical market that are larger than us, including Infor Global Solutions, Inc. In addition, there are also several niche competitors in the wholesale distribution vertical market. Further, several large software companies have made public announcements regarding the attractiveness of various small and medium-sized business markets and their intention to expand their focus in these markets, including Intuit Inc., Microsoft Corporation, Oracle Corporation, SAP AG and The Sage Group plc. To date, we have rarely competed directly with any of these larger software companies, except on larger, nationally focused transactions. However, we expect such competition may increase in the future.
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
Our systems revenues have increased from approximately 27% of our total revenues for fiscal year 2002 to approximately 42% of our total revenues for fiscal year 2007. We expect our systems revenues to continue to represent a material percentage of our total revenues. The sales cycle for our systems generally ranges from 90 days to 12 months, and it may be difficult to predict when a sale will close, if at all. It is therefore difficult to predict the quarter in which a particular sale will occur and to plan our expenditures accordingly.

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
The markets we serve are highly fragmented. These markets have in the past and are expected to continue to experience consolidation. For example, the hardlines and lumber vertical market has experienced consolidation as retail hardware stores and lumber and building materials dealers try to compete with mass merchandisers such as The Home Depot Inc., Lowe’s Home Centers, Inc. and Menard, Inc. In addition, some of the mass merchandisers, such as HD Supply (comprised of businesses formerly owned by The Home Depot Inc.), and many large distributors have been acquiring smaller chains and independent stores. We may lose customers as a result of this consolidation. Our customers may be acquired by companies with their own proprietary business management systems or by companies that utilize a competitor’s system, or our customers may be forced to shut down due to this competition. Additionally, if original equipment manufacturers successfully increase sales into the automotive parts aftermarket, our customers in this vertical market may lose revenues, which could adversely affect their ability to purchase and maintain our solutions or stay in business.
If we fail to adequately protect our proprietary rights and intellectual property, we may incur unanticipated costs and our competitive position may suffer.
Our success and ability to compete effectively depend in part on our proprietary technology. We have approximately 268 registered copyrights, 86 registered trademarks and six registered patents in the United States. We attempt to protect our proprietary technology through the use of trademarks, patents, copyrights, trade secrets and confidentiality agreements. Legal protections for information products may be limited and technical means may not be available to protect against unauthorized use, access, display, reproduction or distribution. We may not be able to adequately protect our technology and competitors may develop similar technology independently.
If we become subject to adverse claims alleging infringement of third-party proprietary rights, we may incur unanticipated costs and our competitive position may suffer.
We are subject to the risk that we are infringing on the proprietary rights of third parties. Although we are not aware of any infringement by our technology on the proprietary rights of others and are not currently subject to any legal proceedings involving claimed infringements by our products, we may be subject to such third-party claims, litigation or indemnity demands and these claims may be successful. If a claim or indemnity demand were to be brought against us, it could result in costly litigation or product shipment delays or force us to stop selling such product or providing such services or to enter into royalty or license agreements that may require substantial royalty or licensing payments. There can be no assurance we would be able to enter into these agreements on commercially acceptable terms or at all.
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
We license and use software and information from third parties in our business. These third party software and information licenses may not continue to be available to us on acceptable terms. In addition, these third parties may, from time to time, receive claims that they have infringed the intellectual property rights of others, including patent and copyright infringement claims, which may affect our ability to continue licensing their software or information. Our inability to use any of this third party software and information could result in shipment delays or other disruptions in our business, which could materially and adversely affect our operating results.
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
We sell our systems and services to a large number of small and medium-sized businesses. These businesses may be more likely to be impacted by unfavorable general economic and market conditions than larger and better capitalized companies. Furthermore, the businesses of our customers in the hardlines and lumber vertical market are affected by trends in the new housing and home improvements market, and our customers in the wholesale distribution vertical market are affected by trends in general construction and industrial production markets, which could be negatively impacted by an increase in interest rates or a decline in the general economy. For example, the general decline in the housing and related financing markets that began during 2006 and has continued into 2007 has adversely affected the new housing and home improvement market. Therefore, unfavorable general economic and market conditions in the United States (including as a result of terrorist activities) could have a negative impact on our sales.
Fluctuations in the value of foreign currencies could result in currency transaction losses.
Generally, our international business is conducted in foreign currencies, principally the British pound, the Euro and the Canadian dollar. Fluctuations in the value of foreign currencies relative to the U.S. dollar will continue to cause currency transaction gains and losses. We cannot predict the effect of exchange rate fluctuations upon future operating results. We may experience currency losses in the future. We monitor our foreign currency exposure and, from time to time, will attempt to reduce our exposure through hedging. At September 30, 2007, we had no foreign currency contracts outstanding.
Natural disasters, terrorist attacks or other catastrophic events could harm our operations and adversely affect our future operating results.
Our operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our corporate headquarters are located near major earthquake fault lines. In the event that an earthquake, terrorist attack or other natural or manmade catastrophe were to destroy any part of our facilities, destroy or disrupt vital infrastructure systems or interrupt our operations for any extended period of time, our business, financial condition and operating results would be materially adversely affected.

The interests of our controlling stockholders or investors, may differ from the interests of the holders of our other security holders.
We are a wholly-owned subsidiary of Activant Group. Affiliates of Hellman & Freidman LLC, Thoma Cressey Bravo, Inc. and JMI Equity, which we refer to as the “sponsors,” beneficially own, in the aggregate, over 99% of Activant Group’s common stock and an affiliate of Hellman & Friedman LLC beneficially owns the only authorized share of Activant Group’s Series A preferred stock. In addition, a stockholders agreement entered into by Activant Group, us and the sponsors prior to the mergers provides affiliates of Hellman & Friedman LLC with the right to vote the shares of Activant Group common stock held by the other sponsors under certain circumstances. As a result of this ownership of common stock and the share of Series A preferred stock and the terms of the stockholders agreement, these affiliates of Hellman & Friedman LLC are entitled to elect directors with majority voting power with respect to the Activant Group board of directors, to appoint new management and to approve most actions requiring the approval of the holders of outstanding Activant Group voting shares as a single class, including adopting most amendments to the Activant Group certificate of incorporation and approving mergers or sales of all or substantially all of our assets. These affiliates of Hellman & Friedman LLC, through their control of Activant Group, control us and all of our subsidiaries that are guarantors of our senior subordinated notes.
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
The sponsors and their affiliates are in the business of making investments in companies and may, from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. You should consider that the interests of the sponsors may differ from yours in material respects. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties.
Our properties are leased, and include integration and distribution, software development and data entry facilities and administrative, executive, sales, and customer support offices. Our principal executive offices are located at 7683 Southfront Road, Livermore, CA 94551. We consider our properties suitable for their present and intended purposes and adequate for our current level of operations.
As of December 21, 2007, our facilities consisted of the principal properties listed in the table below.

	Approx.
	Size		Lease
Location	(Sq. ft.)	Description of Use	Termination
Livermore, California	86,300	Principal and management offices; product support; software development; data entry; sales; administrative	2012
Austin, Texas	76,300	Management offices; product support; software development; data entry; sales; administrative	2015
Yardley, Pennsylvania	65,000	Management offices; product support; software development; sales; administrative	2012
Westminster, Colorado	41,600	Management offices; product support; software development; sales; administrative	2011
Austin, Texas	23,300	Systems integration and distribution	2013
Longford, Ireland	21,000	Data entry; sales; administrative	2008
Hyannis, Massachusetts	20,400	Systems integration and distribution	2011
Greenville, South Carolina	19,400	Product support; software development; sales; administrative	2012
London, Ontario	15,000	Product support; software development; sales; administrative	2009
Montreal, Quebec	14,800	Management offices; product support; software development; sales; administrative	2010
Plano, Texas	13,300	Product support; sales	2012
Austin, Texas	10,900	Hardware computer repair	2011
Austin, Texas	9,300	Data center	2013
In addition, we have short-term leases on over 40 offices and field service locations in the United States, Canada, and the United Kingdom.
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
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
There is no established public trading market for any class of our common stock. All of our common stock is held by Activant Group Inc., a Delaware corporation. No dividends were declared on our common stock during the fiscal years ended September 30, 2006 and 2007. We have not paid any cash dividends and do not currently have plans to do so in the foreseeable future. Our ability to pay any dividends in the future is limited by the terms of our senior secured credit agreement and the indentures governing our 9 1/2% senior subordinated notes due 2016. See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Equity Compensation Plan Information
The following table provides certain information as of September 30, 2007, with respect to Activant Group’s equity compensation plans in effect on that date under which shares of Activant Group’s common stock are authorized for issuance.

Number of
securities
remaining available
	Number of		for future
	securities to be		issuance under
	issued upon	Weighted	equity compensation
	exercise	average exercise	plans (excluding
	of outstanding	price of outstanding	securities
	options, warrants	options, warrants	reflected incolumn
Plan Category	and rights (A)	and rights (B)	(A)) (C)
Equity compensation plans approved by stockholders	7,092,407 (1)	$4.22	1,002,885

Equity compensation plans not approved by stockholders (2)	—	—	—

(1)	Includes shares of Activant Group’s common stock to be issued upon the exercise of options granted under the Activant Group Inc. 2006 Stock Incentive Plan and 333,334 shares of Activant Group’s common stock to be issued upon the exercise of certain rollover options granted to Mr. Pervez A. Qureshi in connection with the mergers.

(2)	As of September 30, 2007, we did not have any equity compensation plans that were not approved by Activant Group’s or our stockholders.
Purchases of Equity Securities of the Issuer and Affiliated Purchasers
Neither we nor any affiliated purchaser repurchased any of our equity securities in the fourth quarter of fiscal year 2007.

Item 6. Selected Financial Data.
The following table sets forth our selected financial data for the years ended September 30, 2003, 2004, 2005, the periods from October 1, 2005 to May 2, 2006 and from May 2, 2006 (our “Inception”) to September 30, 2006, and the year ended September 2007. The balance sheet data as of September 30, 2006 and 2007, and the statement of operations data for the year ended September 30, 2005, the periods from October 1, 2005 to May 2, 2006 and from Inception to September 30, 2006 and the year ended September 30, 2007 set forth below are derived from the audited consolidated financial statements of Activant Solutions Holdings Inc. (the “Predecessor Company”) and Activant Solutions Inc. (the “Successor Company”) included elsewhere herein. The balance sheet data as of September 30, 2003, 2004 and 2005 and the statement of operations data for the year ended September 30, 2003 and 2004 set forth below are derived from Predecessor Company audited consolidated financial statements that are not included herein. The selected financial data below should be read in conjunction with the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements included elsewhere herein.
Our and our Predecessor’s results of operations include the results of Speedware commencing after the consummation of the Speedware acquisition on March 30, 2005, the results of Prophet 21 commencing after the consummation of the Prophet 21 acquisition on September 13, 2005, the results of Silk Systems commencing after the consummation of the Silk Systems acquisition on May 31, 2007, and the results of Eclipse commencing after the consummation of the Eclipse acquisition on August 17, 2007. Accordingly, the results of operations are not directly comparable to periods subsequent to the acquisitions.

	Predecessor Company				Activant Solutions Inc.
				Period from	From
	Year Ended	Year Ended	Year Ended	October 1,	Inception to	Year Ended
	September 30,	September 30,	September 30,	2005 to May 2,	September 30,	September 30,
(in thousands)	2003	2004	2005	2006	2006	2007
Statement of Operations Data:
Revenues	$221,546	$225,806	$265,991	$225,215	$164,190	$409,122
Cost of revenues (exclusive of depreciation and amortization shown separately below)	93,887	97,137	118,126	96,128	71,858	175,986

Gross profit	127,659	128,669	147,865	129,087	92,332	233,136
Sales and marketing	31,589	31,596	38,076	30,549	24,192	60,856
Product development	15,653	15,562	21,379	21,986	15,934	38,907
General and administrative	24,244	24,283	28,068	21,459	14,327	40,219
Depreciation and amortization	22,768	16,584	16,114	15,511	11,773	29,735
Acquisition-related costs	—	—	—	32,291	194	531
Restructuring costs	—	—	—	116	802	1,109

Total operating expenses	94,254	88,025	103,637	121,912	67,222	171,357

Operating income	33,405	40,644	44,228	7,175	25,110	61,779
Interest expense	(14,782)	(19,367)	(25,728)	(33,000)	(20,340)	(48,398)
Expenses related to debt refinancing	(6,313)	(524)	—	(15,994)	—	—
Premium on debt repurchase	—	—	—	(26,671)	—	—
Gain on sale of assets	—	6,270	—	—	—	—
Other income (expense), net	(144)	305	428	733	335	1,529

Income (loss) before income taxes	12,166	27,328	18,928	(67,757)	5,105	14,910
Income tax expense (benefit)	4,351	10,561	5,645	(22,553)	2,025	9,987

Net income (loss)	$7,815	$16,767	$13,283	$(45,204)	$3,080	$4,923

Balance Sheet Data (at end of period):
Cash and cash equivalents	$10,215	$32,065	$10,952		$36,383	$33,379
Working capital	21,214	28,549	(3,752)		30,731	27,576
Total assets	202,285	188,905	569,437		967,686	1,050,609
Total debt, including current maturities	173,300	155,714	455,477		565,050	632,863
Stockholders’ equity (deficit)	$(36,662)	$(20,020)	$(5,674)		$247,673	$256,194

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our results of operations and financial condition includes the Predecessor Company periods prior to the consummation of the transactions. We refer to the operations of both the Predecessor Company and the Successor Company as ours, unless specifically stated otherwise. You should read the following discussion and analysis in conjunction with our financial statements and related notes included herein. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors”.
On May 2, 2006, Activant Group Inc. (formerly known as Lone Star Holding Corp.), or Activant Group, Lone Star Merger Corp., or Merger Sub, and Activant Solutions Holdings Inc., or Holdings, consummated a merger, whereupon, Holdings became wholly owned by Activant Group, which is wholly owned by investment funds affiliated with Hellman & Friedman LLC, Thoma Cressey Bravo, Inc. and JMI Equity, and certain members of our management. Following the merger, on May 2, 2006, Holdings merged with and into Activant Solutions Inc., with Activant Solutions Inc., or the Successor Company, continuing as the surviving corporation and as a wholly-owned subsidiary of Activant Group. These mergers are referred to in this report as the “mergers” and the transactions related to the mergers are referred to collectively in this report as the “transactions.” The transactions closed on May 2, 2006.
In our discussion of our results of operations in 2006, we discuss each line item in the statement of operations on a combined Predecessor/Successor basis for comparative purposes. These combined amounts represent the sum of the financial data for the Predecessor Company and us for the period from October 1, 2005 through September 30, 2006. These combined amounts are for informational purposes only. In this report, the terms the “Company”, “we”, “us” and “our” refer to the combined operations of Activant Solutions Inc. and the Predecessor Company, unless specifically stated otherwise.
Overview
We are a leading provider of business management solutions serving small and medium-sized businesses in three primary vertical markets: hardlines and lumber, wholesale distribution and the automotive parts aftermarket (“Auto”). Using a combination of proprietary software and extensive expertise in these vertical markets, we provide complete business management solutions consisting of tailored systems, product support and content and supply chain services designed to meet the unique requirements of our customers. Our fully integrated systems and services include point-of-sale, inventory management, general accounting and enhanced data management that enable our customers to manage their day-to-day operations. Our revenues are derived from our four reporting segments which are organized around the following business management solutions:
▪	Systems, which is comprised primarily of proprietary software applications, implementation and training and third-party software, hardware and peripherals. For the year ended September 30, 2007, systems revenues accounted for approximately 42% of our total revenues;

▪	Product Support, which is comprised primarily of customer support activities, including support through our advice line, software updates, preventive and remedial on-site maintenance and depot repair services. Our product support services are generally provided on a subscription basis, and accordingly, revenues from this segment are generally recurring in nature. For the year ended September 30, 2007, product support revenues accounted for approximately 39% of our total revenues;

▪	Content and Supply Chain, which is comprised primarily of proprietary database and data management products for the vertical markets we serve (such as our comprehensive electronic automotive parts and applications catalog and point-of-sale business analysis data), connectivity services, e-commerce, networking and security monitoring management solutions. Our content and supply chain products and services are generally provided on a monthly subscription basis and accordingly, revenues from this segment are generally recurring in nature. For the year ended September 30, 2007, content and supply chain revenues accounted for approximately 16% of our total revenues; and

▪	Other Services, which is comprised primarily of business products, such as forms and other paper products. For the year ended September 30, 2007, other services revenues accounted for approximately 2% of our total revenues.
For the year ended September 30, 2007, our revenues were derived from customers that operate in three vertical markets, hardlines and lumber, wholesale distribution and automotive parts aftermarket, and from our productivity tools business.
▪	The hardlines and lumber vertical market consists of independent hardware retailers, home improvement centers, paint, glass and wallpaper stores, farm supply stores, retail nurseries and garden centers and independent lumber and building material dealers primarily in the United States. For the year ended September 30, 2007, we generated approximately 42% of our total revenues from the hardlines and lumber vertical market.

▪	The wholesale distribution vertical market consists of distributors of a range of products including electrical supply, plumbing, medical supply, heating and air conditioning, brick, stone and related materials, roofing, siding, insulation, industrial machinery and equipment, industrial supplies, fluid power, janitorial and sanitation products, paper and packaging and service establishment equipment vendors, primarily in the United States. For the year ended September 30, 2007, we generated approximately 31% of our total revenues from the wholesale distribution vertical market.

▪	The automotive parts aftermarket consists of customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks, and includes manufacturers, warehouse distributors, parts stores, professional installers and several chains in North America and Europe. For the year ended September 30, 2007, we generated approximately 22% of our total revenues from Auto.

▪	The productivity tools business, which primarily consists of software migration and application development tools, was acquired as a part of the Speedware acquisition. For the year ended September 30, 2007, we generated approximately 5% of our total revenues from the productivity tools business.
Key Trends
▪	Growth in our revenues from the hardlines and lumber and wholesale distribution vertical markets. Our systems revenues from the hardlines and lumber and wholesale distribution vertical markets have grown at a compound annual growth rate of approximately 30% from fiscal year 2002 through fiscal year 2007. Our acquisitions of Speedware, Prophet 21, Silk Systems and Eclipse have increased our revenues in the hardlines and lumber and wholesale distribution vertical markets within Canada and the United States. Our organic growth has been a result of the development of stronger relationships and licensing agreements with cooperatives in the hardlines and lumber vertical market, increased sales of upgraded software applications to customers and increased demand for our Activant Eagle and Activant Falcon product in the hardlines and lumber vertical market. Increased systems revenues generally result in increased product support revenues in future years as we add new customers and new products. In each of the last three fiscal years, product support revenues have increased as we added several new customers to our product support business and sold additional add-on modules.

▪	Lower customer retention in our Auto vertical market. As we stop actively developing and selling several of our older systems, especially in our Auto vertical market, we have experienced reduced rates of customer retention. We have developed various upgrade paths for these customers and have undertaken a specific customer services campaign to increase retention rates for customers who elect to continue to operate with our older systems. Despite our efforts, we have experienced year-over-year decreases in our Auto product support revenues and we expect lower levels of customer retention to continue. We introduced in 2006 our Eagle platform as an upgrade path for our Auto customers on our J-CON system.

▪	Consolidation of our customers’ vertical markets. Our customers are undergoing consolidation. When one of our customers acquires a company that does not currently use our systems, we typically benefit from new systems sales and increased services revenues associated with that customer. When a company not currently using our systems acquires one of our customers, we typically lose services revenues. We believe that consolidation has been neither a material benefit nor a material detriment to our operating results over the past three years. Recent trends in the automotive marketplace may cause additional consolidation to become detrimental in future years.
Acquisitions
Speedware Corporation Inc. In March and April 2005, we acquired the common stock of Speedware Corporation Inc. (“Speedware”) for cash consideration of $100.8 million. The Speedware acquisition solidifies our position as a provider of business management solutions to the hardlines and lumber vertical market through the addition of over 700 customers in this vertical market.
The Systems House, Inc. On May 16, 2005, we purchased substantially all of the assets of The Systems House, Inc. Their next generation business management solution, Activant Vision, is designed for warehouse distributors in the automotive parts aftermarket. The total consideration paid for the acquisition was approximately $2.6 million in cash.
Prophet 21, Inc. In September 2005, we acquired all of the outstanding capital stock of Prophet 21, Inc. (“Prophet 21”) for cash consideration of $218.2 million. Prophet 21 is a provider of business management solutions to the wholesale distribution vertical market. The integration of Prophet 21 into our operations has significantly enhanced our position and expertise serving the wholesale distribution vertical market and provided additional systems and service offerings for our customers.
Silk Systems, Inc. In May 2007, we acquired the common stock of Silk Systems, Inc. (“Silk Systems”) for a total purchase price of $6.5 million, net of $0.7 million cash received. Silk Systems is one of the leading computer software solutions providers for the Canadian home improvement, wholesale distribution and building materials industries. This acquisition expands our presence and commitment to the Canadian market while building on current technology and service offerings for customers across North America.
Intuit Eclipse Distribution Management Solutions. In August 2007, we purchased substantially all of the assets of Intuit Eclipse Distribution Management Solutions (“Eclipse”) for cash consideration of approximately $101.3 million. Eclipse is a leading enterprise software provider to the wholesale distribution segment and this acquisition strengthens our position with larger wholesale distribution businesses.
Our results of operations include results of Speedware commencing after the consummation of the Speedware acquisition on March 30, 2005, the results of Prophet 21 commencing after the consummation of the Prophet 21 acquisition on September 13, 2005, the results of Silk commencing after the consummation of the Silk acquisition on May 31, 2007, and the results of Eclipse commencing after the consummation of the Eclipse acquisition on August 17, 2007. Accordingly, our results of operations for the years ended September 30, 2007, 2006 and 2005 are not directly comparable.
Segment Reporting and Classification
We organize our business around four reportable segments (the “Segments”) consisting of (i) Systems, (ii) Product Support, (iii) Content and Supply Chain and (iv) Other Services. We sell our products and services to three distinct vertical markets consisting of hardlines and lumber, wholesale distribution and the automotive parts aftermarket and through our productivity tools business. Revenue for each Segment is also reported by each of these three vertical markets and productivity tools.
Our president and chief executive officer (the “CEO”) has been identified as the chief operating decision maker in assessing the performance of our Segments and the allocation of resources to them. Each Segment is managed separately. The CEO relies on the information derived directly from our management reporting system. The primary financial measure used by the CEO in assessing performance and allocating resources to the Segments is gross profit, a measure that is comprised of revenues less cost of revenues.

Historical Results of Operations
Year Ended September 30, 2007 Compared to Year Ended September 30, 2006
The combined results for the year ended September 30, 2006 represent the combination of the predecessor period from October 1, 2005 through May 2, 2006 and the successor period from Inception through September 30, 2006. This combination does not comply with GAAP but is presented because we believe it provides the most meaningful comparison of our results.
Revenues. The following table sets forth, for the periods indicated, our Segment revenues by vertical market and for productivity tools and the variance thereof.

	Predecessor	Activant
	Company	Solutions Inc.	Combined
	Period from	Period from	Year Ended	Year Ended
	Oct 1, 2005 to	Inception to	Sept 30,	Sept 30,
(in thousands)	May 2, 2006	Sept 30, 2006	2006	2007	Variance $	Variance %
Systems Revenues:
Hardlines and Lumber	$49,784	$35,563	$85,347	$88,040	$2,693	3.2%
Auto	10,590	7,133	17,723	15,137	(2,586)	(14.6)
Wholesale Distribution	27,108	22,272	49,380	55,545	6,165	12.5
Productivity Tools	3,922	4,275	8,197	14,569	6,372	77.7

Total Systems Revenues	$91,404	$69,243	$160,647	$173,291	$12,644	7.9%

Product Support Revenues:
Hardlines and Lumber	$38,012	$27,555	$65,567	$69,690	$4,123	6.3%
Auto	17,612	11,554	29,166	26,217	(2,949)	(10.1)
Wholesale Distribution	31,365	22,249	53,614	58,399	4,785	8.9
Productivity Tools	4,750	2,868	7,618	6,199	(1,419)	(18.6)

Total Product Support Revenues	$91,739	$64,226	$155,965	$160,505	$4,540	2.9%

Content and Supply Chain Revenues:
Hardlines and Lumber	$4,607	$3,625	$8,232	$7,104	$(1,128)	(13.7)%
Auto	27,935	19,664	47,599	48,439	840	1.8
Wholesale Distribution	4,123	3,722	7,845	11,715	3,870	49.3
Productivity Tools	—	—	—	—	—	—

Total Content and Supply Chain Revenues	$36,665	$27,011	$63,676	$67,258	$3,582	5.6%

Other Services Revenues:
Hardlines and Lumber	$5,407	$3,710	$9,117	$8,068	$(1,049)	(11.5)%
Auto	—	—	—	—	—	—
Wholesale Distribution	—	—	—	—	—	—
Productivity Tools	—	—	—	—	—	—

Total Other Revenues	$5,407	$3,710	$9,117	$8,068	$(1,049)	(11.5)%

Total Revenues:
Hardlines and Lumber	$97,810	$70,453	$168,263	$172,902	$4,639	2.8%
Auto	56,137	38,351	94,488	89,793	(4,695)	(5.0)
Wholesale Distribution	62,596	48,243	110,839	125,659	14,820	13.4
Productivity Tools	8,672	7,143	15,815	20,768	4,953	31.3

Total Revenues	$225,215	$164,190	$389,405	$409,122	$19,717	5.1%

Total revenues for the year ended September 30, 2007 increased by $19.7 million, or 5.1%, compared to the year ended September 30, 2006. This increase was comprised of $12.6 million increase in Systems revenues, primarily in the Wholesale Distribution and Productivity Tools vertical markets; $4.5 million increase in Product Support revenues, primarily in the Hardlines and Lumber and Wholesale Distribution vertical markets; and $3.6 million increase in Content and Supply Chain revenues, primarily in the Wholesale Distribution vertical market.

Factors affecting Systems revenues for the year ended September 30, 2007.
Systems revenues for the year ended September 30, 2007 increased by $12.6 million, or 7.9%, compared to the year ended September 30, 2006. This increase was primarily attributable to higher Systems revenues in the Hardlines and Lumber, Wholesale Distribution and Productivity Tools vertical markets, partially offset by a decline in Systems revenues in Auto.
•	Systems revenue from our Hardlines and Lumber vertical market increased by $2.7 million, or 3.2%, primarily due to increased revenues from co-op members. One of our co-ops announced that they are ending support for their legacy system and have encouraged their stores to purchase our Activant Eagle product in 2007, which resulted in increased sales for the year ended September 30, 2007. This activity had rapidly declined by our fiscal year end.

•	The $2.6 million decrease, or 14.6%, in Systems revenues for Auto was primarily due to decreased installations of certain warehouse systems and lower shipments of add-ons and upgrades for our legacy products.

•	Systems revenue from our Wholesale Distributions vertical market increased by $6.2 million, or 12.5%, due to a higher percentage of sales to large strategic customers, who generally have a higher average selling price, or ASP, due to their size and complexity.

•	The $6.4 million increase, or 77.7%, in Productivity Tools Systems revenues was attributable to an increase in the number of platform migration projects currently being implemented with our customers.
Factors affecting Product Support revenues for the year ended September 30, 2007.
Product Support revenues for the year ended September 30, 2007 increased by $4.5 million, or 2.9%, compared to the year ended September 30, 2006. Increased Product Support revenues from the Hardlines and Lumber and Wholesale Distribution vertical markets were partially offset by a decline in Auto and Productivity Tools Product Support revenues.
•	The $4.1 million, or 6.3%, increase in Product Support revenues from our Hardlines and Lumber vertical market was primarily attributable to increased systems sales in prior periods, which over time, results in increased Product Support revenues.

•	Auto Product Support revenues declined by $2.9 million or 10.1%. Auto experienced a decline of approximately $1.5 million in Product Support revenues associated with customer attrition from our older systems that we continue to support but do not actively sell to new customers. We expect that Product Support revenues from our older systems will continue to decline. Approximately $1.2 million of the decline was associated with General Parts, Inc.’s decision to replace our J-CON system with its own branded store system as well as a contractual decline in support revenues for their warehouse systems. We do not expect to recapture this Product Support revenue.

•	The $4.8 million, or 8.9%, increase in Product Support revenues from our Wholesale Distribution vertical market is primarily attributable to an increase in add-on licenses, support from prior period Systems sales, and increased support fees.

•	The $1.4 million decrease in Productivity Tools Product Support revenues is attributable to attrition in legacy products.
Factors affecting Content and Supply Chain revenues for the year ended September 30, 2007.
Content and Supply Chain revenues for the year ended September 30, 2007 increased by $3.6 million, or 5.6%, compared to the year ended September 30, 2006. Increased Content and Supply Chain revenues from the Auto and Wholesale Distribution vertical markets were partially offset by a decline in Hardlines and Lumber Content and Supply Chain revenues.
•	Content and Supply Chain revenues from our Hardlines and Lumber vertical market decreased by $1.1 million, or 13.7%, primarily attributable to the reclassification of IDW/IDX revenues to the Wholesale Distribution vertical market.

•	Auto Content and Supply Chain revenues increased by $0.8 million, or 1.8%, primarily due to new customers and increased demand from existing customers for Catalog, Data Warehouse and Vista data services.

•	Content and Supply Chain revenues from our Wholesale Distribution vertical market increased by $3.9 million, or 49.3%, mainly due to an increase in web hosting services and the reclassification of IDW/IDX revenues from the Hardlines and Lumber vertical market.

Cost of revenues and gross margins as a percentage of revenues.
The following table sets forth, for the periods indicated, our cost of revenues and the variance thereof.

	Predecessor	Activant
	Company	Solutions Inc.	Combined
	Period from	Period from	Year Ended	Year Ended
	Oct 1, 2005 to	Inception to	Sept 30,	Sept 30,
(in thousands)	May 2, 2006	Sept 30, 2006	2006	2007	Variance $	Variance %
Cost of Revenues:
Systems	$47,547	$35,673	$83,220	$90,256	$7,036	8.5%
Product Support	36,694	27,066	63,760	64,796	1,036	1.6
Content and Supply Chain	8,125	6,446	14,571	15,041	470	3.2
Other Services	3,762	2,673	6,435	5,893	(542)	(8.4)

Total Cost of Revenues	$96,128	$71,858	$167,986	$175,986	$8,000	4.8%

The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues.

	Predecessor	Activant
	Company	Solutions Inc.	Combined
	Period from	Period from	Year Ended	Year Ended
	Oct 1, 2005 to	Inception to	Sept 30,	Sept 30,
	May 2, 2006	Sept 30, 2006	2006	2007
Gross margin as a percentage of revenues by segment:
Systems	48.0%	48.5%	48.2%	47.9%
Product Support	60.0	57.9	59.1	59.7
Content and Supply Chain	77.8	76.1	77.1	77.6
Other Services	30.4	28.0	29.4	26.9

Total gross margin as a percentage of revenues	57.3%	56.2%	56.9%	57.0%

Total cost of revenues for the year ended September 30, 2007 increased by $8.0 million, or 4.8%, compared to the year ended September 30, 2006. This increase was comprised primarily of higher System sales. Gross margin as a percentage of revenues increased slightly from 56.9% for the year ended September 30, 2006 to 57.0% for the year ended September 30, 2007.
•	Cost of Systems Revenues. Total cost of Systems revenues for the year ended September 30, 2007 increased by $7.0 million, or 8.5%. This increase was comprised primarily of $12.6 million increase in Systems revenues. Gross margin as a percentage of revenues decreased from 48.2% for the year ended September 30, 2006 to 47.9% for the year ended September 30, 2007. The decline in Systems gross margin is predominantly due to higher labor and material costs.

•	Cost of Product Support Revenues. Total cost of Product Support revenues for the year ended September 30, 2007 increased by $1.0 million, or 1.6%, compared to the year ended September 30, 2006. This increase was comprised primarily of higher labor costs. Gross margin as a percentage of revenues increased from 59.1% for the year ended September 30, 2006 to 59.7% for the year ended September 30, 2007.

•	Cost of Content and Supply Chain Revenues. Total cost of Content and Supply Chain revenues for the year ended September 30, 2007 increased by $0.5 million, or 3.2%, compared to the year ended September 30, 2006. Gross margin as a percentage of Content and Supply chain revenues improved from 77.1% for the year ended September 30, 2006 to 77.6% for the year ended September 30, 2007.

     Operating Expenses. The following table sets forth, for the periods indicated, operating expenses and the variance thereof.

	Predecessor	Activant
	Company	Solutions Inc.
	Period from	Period from	Combined	Year Ended
	October 1, 2005	Inception to	Year Ended	Sept 30,		Variance
(in thousands)	to May 2, 2006	Sept 30, 2006	Sept 30, 2006	2007	Variance $	%
Operating expenses:
Sales and marketing	$30,549	$24,192	$54,741	$60,856	$6,115	11.2%
Product development	21,986	15,934	37,920	38,907	987	2.6
General and administrative	21,459	14,327	35,786	40,219	4,433	12.4
Depreciation and amortization	15,511	11,773	27,284	29,735	2,451	9.0
Acquisition-related costs	32,291	194	32,485	531	(31,954)	(98.4)
Restructuring costs	116	802	918	1,109	191	20.8

Total operating expenses	$121,912	$67,222	$189,134	$171,357	$(17,777)	(9.4)%

The following table sets forth, for the periods indicated, our operating expenses as a percentage of revenues.

	Predecessor	Activant
	Company	Solutions Inc.		Activant
	Period from	Period from	Combined	Solutions Inc.
	October 1, 2005	Inception to	Year Ended Sept	Year Ended Sept
	to May 2, 2006	June 30, 2006	30, 2006	30, 2007
Operating expenses as a percentage of revenues:
Sales and marketing	13.6%	14.7%	14.1%	14.9%
Product development	9.8	9.7	9.7	9.5
General and administrative	9.5	8.7	9.2	9.8
Depreciation and amortization	6.9	7.2	7.0	7.3
Acquisition-related costs	14.3	0.1	8.3	0.1
Restructuring costs	0.1	0.5	0.2	0.3

Total operating expenses as a percentage of revenues	54.1%	40.9%	48.6%	41.9%

Total operating expenses decreased by $17.8 million, or 9.4%, for the year ended September 30, 2007 compared to the year ended September 30, 2006. Excluding acquisition related costs, operating expenses increased by $14.2 million, or 9.1%, primarily from increased costs in sales and marketing, and general and administrative.
•	Sales and Marketing Expense. Total sales and marketing expense increased by $6.1 million, or 11.2%, for the year ended September 30, 2007 compared to the year ended September 30, 2006. The increase was primarily due to increased salary expense of $3.5 million as we continue to expand the sales force and higher commission expense of $1.8 million, partially offset by a decrease in bad debt expense of $0.3 million. Sales and marketing expense also included share-based payment expense of $1.0 million for the year ended September 30, 2007.

•	Product Development Expense. Total product development expense increased by $1.0 million, or 2.6%, for the year ended September 30, 2007 compared to the year ended September 30, 2006. The increase was primarily a result of higher compensation and benefit expense and third-party outsourcing costs. Product development expense also included share-based payment expense of $0.4 million for the year ended September 30, 2007.

•	General and Administrative Expense. Total general and administrative expense increased by $4.4 million, or 12.4%, for the year ended September 30, 2007 compared to the year ended September 30, 2006. The increase was primarily a result of higher compensation and benefit expense of $3.2 million and severance costs to former executives of $0.6 million, which was partially offset by rebates and refunds of $1.0 million related to telecom and insurance costs. General and administrative expense included share-based payment expense of $2.4 million and $1.4 million for the year ended September 30, 2007 and September 30, 2006, respectively.

•	Depreciation and Amortization. Total depreciation and amortization expense increased by $2.5 million or 9.0%. The increase was primarily a result of increased intangible amortization expense related to previous acquisitions and the mergers.

•	Acquisition-related costs. Total acquisition-related costs decreased by $32.0 million or 98.4%. Included in the year ended September 30, 2006 were $30.4 million of transaction fees associated with the mergers and $1.8 for other professional service expenses incurred in connection with an initial public offering of our common stock, which offering was withdrawn in connection with the mergers. Acquisition-related costs for the year ended September 30, 2007 included post-acquisition costs related to Silk and Eclipse, primarily third-party system integration costs and travel expenses.

•	Restructuring costs. Total restructuring costs increased by $0.2 million or 20.8%. One-time benefits paid to certain employees separated in connection with the relocation of our corporate offices from Austin, Texas to Livermore, California were $0.9 million and $0.3 million for the years ended September 30, 2006 and September 30, 2007, respectively. Also included in the year ended September 30, 2007 were $0.3 million of severance costs related to outsourcing certain operations and $0.5 million of costs related to organizational restructuring.
Operating Income. Due to the above factors, total operating income for the year ended September 30, 2007 increased by $29.5 million, or 91.5%. Excluding the transaction costs related to the mergers of $32.4 million, operating income would have decreased by $3.0 million from $64.8 million for the year ended September 30, 2006 to $61.8 million for the year ended September 30, 2007.
Interest Expense Total interest expense for the year ended September 30, 2007 was $48.4 million compared to $53.3 million for the year ended September 30, 2006, a decrease of $4.9 million. The decrease is primarily a result of lower interest rates associated with our debt offerings related to the mergers, which was partially offset by additional debt associated with the Eclipse acquisition.
Income Tax Expense. We recognized an income tax expense of approximately $10.0 million, or 67.0% of pre-tax income for the year ended September 30, 2007.

Year Ended September 30, 2006 Compared to Year Ended September 30, 2005
The combined results for the year ended September 30, 2006 represent the combination of the predecessor period from October 1, 2005 through May 2, 2006 and the successor period from Inception through September 30, 2006. This combination does not comply with GAAP but is presented because we believe it provides the most meaningful comparison of our results.
Revenues. The following table sets forth, for the periods indicated, our Segment revenues by vertical market and for productivity tools and the variance thereof.

			Activant
	Predecessor Company		Solutions Inc.	Combined
		Period from	Period from
	Year Ended	October 1,	Inception to	Year Ended
	September 30,	2005 to	September 30,	September 30,
(in thousands)	2005	May 2, 2006	2006	2006	Variance
Systems Revenues:
Hardlines and Lumber	$79,579	$49,784	$35,563	$85,347	$5,768
Auto	14,935	10,590	7,133	17,723	2,788
Wholesale Distribution	8,937	27,108	22,272	49,380	40,443
Productivity Tools	1,338	3,922	4,275	8,197	6,859

Total Systems Revenues	$104,789	$91,404	$69,243	$160,647	$55,858

Product Support Revenues:
Hardlines and Lumber	$50,031	$38,012	$27,555	$65,567	$15,536
Auto	34,484	17,612	11,554	29,166	(5,318)
Wholesale Distribution	8,033	31,365	22,249	53,614	45,581
Productivity Tools	3,719	4,750	2,868	7,618	3,899

Total Product Support Revenues	$96,267	$91,739	$64,226	$155,965	$59,698

Content and Supply Chain Revenues:
Hardlines and Lumber	$5,336	$4,607	$3,625	$8,232	$2,896
Auto	49,578	27,935	19,664	47,599	(1,979)
Wholesale Distribution	2,178	4,123	3,722	7,845	5,667
Productivity Tools	2	—	—	—	(2)

Total Content and Supply Chain Revenues	$57,094	$36,665	$27,011	$63,676	$6,582

Other Services Revenues:
Hardlines and Lumber	$7,104	$5,407	$3,710	$9,117	$2,013
Auto	415	—	—	—	(415)
Wholesale Distribution	322	—	—	—	(322)
Productivity Tools	—	—	—	—	—

Total Other Revenues	$7,841	$5,407	$3,710	$9,117	$1,276

Total Revenues:
Hardlines and Lumber	$142,050	$97,810	$70,453	$168,263	$26,213
Auto	99,412	56,137	38,351	94,488	(4,924)
Wholesale Distribution	19,470	62,596	48,243	110,839	91,369
Productivity Tools	5,059	8,672	7,143	15,815	10,756

Total Revenues	$265,991	$225,215	$164,190	$389,405	$123,414

Total combined revenues for the year ended September 30, 2006 increased by $123.4 million, or 46.4%, compared to the year ended September 30, 2005. This increase was comprised primarily of $83.6 million in revenues attributable to the Prophet 21 acquisition and $32.2 million in revenues attributable to the Speedware acquisition.

Factors affecting combined systems revenues for the year ended September 30, 2006.
•	Systems revenue from our hardlines and lumber vertical market increased by $5.8 million, or 7.2%, primarily due to $4.1 million of revenues attributable to the Speedware acquisition.

•	The $2.8 million increase, or 18.7%, in systems revenues for Auto is primarily due to a focus on migrating customers to Activant Prism and Activant Vision platforms as well as higher sales of TPW and Ultimate peripherals and upgrades.

•	The $40.4 million increase in Wholesale Distribution systems revenues is due to $38.6 million and $4.3 million of revenues attributable to the Prophet 21 acquisition and the Speedware acquisition, respectively.

•	The $6.9 million increase in productivity tools systems revenues is attributable to the Speedware acquisition.
Factors affecting combined product support revenues for the year ended September 30, 2006.
•	The $15.5 million, or 31.1%, increase in product support revenues from our hardlines and lumber vertical market is primarily due to $8.4 million of revenues attributable to the Speedware acquisition. Increased systems sales generally result in increased product support revenues over time.

•	Auto product support revenues declined by $5.3 million or 15.4%. Auto experienced a decline of approximately $1.5 million in product support revenues associated with customer attrition from our older systems that we continue to support but do not actively sell to prospective customers. We expect that product support revenues from our older systems will continue to decline. Approximately $3.3 million of the decline was associated with General Parts, Inc.’s decision to begin replacing our J-CON parts store system with its own branded store system and approximately $0.4 million of the decline was due to the transfer of several of our product support employees to General Parts, Inc. Prior to the transfer of these employees, General Parts, Inc. paid us a fee substantially equivalent to the salary and benefits of these employees plus a markup. We do not expect to recapture this product support revenue.

•	The $45.6 million increase in product support revenues from our wholesale distribution vertical market is primarily attributable to the Speedware and Prophet 21 acquisitions.

•	The $3.9 million increase in productivity tools product support revenues is attributable to the Speedware acquisition.
Factors affecting combined content and supply chain revenues for the year ended September 30, 2006.
•	Content and supply chain revenues from our hardlines and lumber vertical market increased by $2.9 million, or 54.3%, primarily attributable to increased revenues from our point-of-sale business analysis data and revenues attributable to the Speedware acquisition.

•	Auto content and supply chain revenues declined by $2.0 million, or 4.0%, primarily due to a decline of approximately $1.3 million associated with customer attrition from our older systems, that we continue to support but do not actively sell to prospective customers, and a decline of $1.6 million related to a revised contract and simplified service terms with a large customer. These declines were offset by $0.9 million of new electronic automotive parts and applications catalog sales to non-systems customers and a $0.7 million increase in revenues from our AConneX connectivity product.

•	Content and supply chain revenues from our wholesale distribution vertical market increased by $5.7 million mainly due to the Prophet 21 acquisition.

Total combined cost of revenues and gross margins as a percentage of revenues.
The following table sets forth, for the periods indicated, our cost of revenues and the variance thereof.

			Activant
	Predecessor Company		Solutions Inc.	Combined
		Period from	Period from
	Year Ended	October 1,	Inception to	Year Ended
	September 30,	2005 to	September 30,	September 30,
(in thousands)	2005	May 2, 2006	2006	2006	Variance
Cost of revenues (exclusive of depreciation and amortization):
Systems	$59,179	$47,547	$35,673	$83,220	$24,041
Product Support	41,616	36,694	27,066	63,760	22,144
Content and Supply Chain	12,036	8,125	6,446	14,571	2,535
Other Services	5,295	3,762	2,673	6,435	1,140

Total cost of revenues	$118,126	$96,128	$71,858	$167,986	$49,860

The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues.

	Predecessor Company		Activant Solutions Inc.	Combined
		Period from	Period from
	Year Ended	October 1,	Inception to	Year Ended
	September 30,	2005 to	September 30,	September 30,
	2005	May 2, 2006	2006	2006
Gross margin as a percentage of revenues by segment:
Systems	43.5%	48.0%	48.5%	48.2%
Product Support	56.8%	60.0%	57.9%	59.1%
Content and Supply Chain	78.9%	77.8%	76.1%	77.1%
Other Services	32.5%	30.4%	28.0%	29.4%

Total gross margin as a percentage of revenues	55.6%	57.3%	56.2%	56.9%

Total combined cost of revenues for the year ended September 30, 2006 increased by $49.9 million, or 42.2%, compared to the year ended September 30, 2005. This increase was comprised primarily of $30.5 million and $13.1 million in costs attributable to Prophet 21 and Speedware product sales, respectively. Approximately $4.0 million of the increase was attributable to increased system sales, primarily our Activant Eagle and Falcon platforms, and $4.5 million of the increase was attributable to higher product support costs for our Activant Eagle platform. Gross margin as a percentage of revenues increased from 55.6% for the year ended September 30, 2005 to 56.9% for the year ended September 30, 2006.
•	Cost of Systems Revenues. Combined cost of systems revenues for the year ended September 30, 2006 increased by $24.0 million, or 40.6%. This increase was comprised primarily of $22.9 million in costs attributable to Speedware and Prophet 21 Systems revenues and higher systems sales volumes. Gross margin as a percentage of revenues increased from 43.5% for the year ended September 30, 2005 to 48.2% for the year ended September 30, 2006. The improvement in systems gross margin is predominantly due to higher margins associated with sales of Speedware and Prophet 21 systems products.

•	Cost of Product Support Revenues. Combined cost of product support revenues for the year ended September 30, 2006 increased by $22.1 million, or 53.2%, compared to the year ended September 30, 2005. This increase was comprised primarily of $18.2 million in costs attributable to Speedware and Prophet 21 Product Support sales and $1.1 million of transaction costs associated with the mergers and investments made in additional people and tools for our advice line customer support. Gross margin as a percentage of revenues increased from 56.8% for the year ended September 30, 2005 to 59.1% for the year ended September 30, 2006. The improvement in product support gross margin is predominantly due to costs increasing at a lower rate than revenue increases.

•	Cost of Content and Supply Chain Revenues. Combined cost of content and supply chain revenues for the year ended September 30, 2006 increased by $2.5 million, or 21.1%, compared to the year ended September 30, 2005. Approximately $1.5 million of the increase was due to the Prophet 21 acquisition while the remainder increase represented additional investments in our electronic automotive parts and applications catalog and our point-of-sale business analysis data. Gross margin as a percentage of content and supply chain revenues declined from 78.9% for the year ended September 30, 2005 to 77.1% for the year ended September 30, 2006. We expect our cost of content and supply chain revenues to continue to increase as we raise our investment in our electronic catalog for Auto and point-of sale business analysis data.

Operating Expenses. The following table sets forth, for the periods indicated, operating expenses and the variance thereof.

			Activant
	Predecessor Company		Solutions Inc.	Combined
		Period from	Period from
	Year Ended	October 1,	Inception to	Year Ended
	September 30,	2005 to	September 30,	September 30,
(in thousands)	2005	May 2, 2006	2006	2006	Variance
Sales and Marketing Expense	$38,076	$30,549	$24,192	$54,741	$16,665
Product Development Expense	21,379	21,986	15,934	37,920	16,541
General and Administrative Expense	28,068	21,459	14,327	35,786	7,718
Depreciation and Amortization	16,114	15,511	11,773	27,284	11,170
Acquisition-related Costs	—	32,291	194	32,485	32,485
Restructuring Costs	—	116	802	918	918

Total Operating Expenses	$103,637	$121,912	$67,222	$189,134	$85,497

Total combined operating expenses increased by $85.5 million, or 82.5%, for the year ended September 30, 2006 compared to the year ended September 30, 2005. The increase was primarily a result of the inclusion of Speedware and Prophet 21 operating expenses subsequent to the acquisitions of $38.1 million, transaction costs related to the mergers of $30.5 million and increased amortization of purchased intangibles of $11.2 million.
•	Sales and Marketing Expense. Combined sales and marketing expense increased by $16.7 million, or 43.8%, for the year ended September 30, 2006 compared to the year ended September 30, 2005. The increase was primarily a result of the inclusion of $15.3 million of sales and marketing costs related to the Speedware, The Systems House and Prophet 21 acquisitions.

•	Product Development Expense. Combined product development expense increased by $16.5 million, or 77.4%, for the year ended September 30, 2006 compared to the year ended September 30, 2005. Approximately $16.0 million of the increase was related to the inclusion of product development costs related to the Speedware, The Systems House and Prophet 21 acquisitions.

•	General and Administrative Expense. Combined general and administrative expense increased by $7.7 million, or 27.5%, for the year ended September 30, 2006 compared to the year ended September 30, 2005. The increase was primarily a result of the inclusion of $6.7 million general and administrative costs related to the Speedware and Prophet 21 acquisitions. General and administrative expense included share-based payment expense of $1.4 million for the year ended September 30, 2006.

•	Depreciation and Amortization. Combined depreciation and amortization expense increased by $11.2 million or 69.3%. The increase was primarily a result of increased intangible amortization expense related to previous acquisitions and the mergers.

•	Acquisition-related Costs. Total acquisition-related costs for the year ended September 30, 2006 were $32.5 million, which included $30.4 million of transaction fees associated with the mergers and $1.8 for other professional service expenses incurred in connection with an initial public offering of our common stock, which offering was withdrawn in connection with the mergers.

•	Restructuring Costs. Total restructuring costs for the year ended September 30, 2006 were $0.9 million, which related to one-time benefits paid to certain employees separated in connection with the relocation of our corporate offices from Austin, Texas to Livermore, California.
Operating Income. Due to the above factors, combined operating income for the year ended September 30, 2006 decreased by $11.9 million, or 27.0%. Excluding the transaction costs related to the mergers of $32.4 million, the $11.2 million increase in depreciation and amortization expense related to the acquisitions of Speedware and Prophet 21, and the mergers, operating income would have increased by $31.7 million from $44.2 million for the year ended September 30, 2005 to $75.9 million for the year ended September 30, 2006.
Interest Expense Combined interest expense for the year ended September 30, 2006 was $53.3 million compared to $25.7 million for the year ended September 30, 2005, an increase of $27.6 million. The increase is primarily a result of interest expense associated with our debt offerings, which we used to finance the Speedware and Prophet 21 acquisitions and the mergers.
Income Tax Expense. We recognized a combined income tax benefit of $20.5 million, or 32.8% of pre-tax losses for the year ended September 30, 2006.

Liquidity and Capital Resources
Our principal liquidity requirements are for debt service, capital expenditures and working capital.
Our ability to service our indebtedness will depend on our ability to generate cash in the future. As of September 30, 2007, our net cash provided by operating activities was $51.2 million. Included in net cash flow from operating activities were depreciation and amortization expenses of $6.0 million and $23.7 million, respectively. We expect to incur approximately $27.8 million per year in amortization of purchased intangible assets.
Our cash balance at September 30, 2007 was $33.4 million. As of September 30, 2007, we had $632.9 million in outstanding indebtedness comprised primarily of $437.9 million of a senior secured term loan pursuant to our senior secured credit agreement, $175.0 million senior subordinated notes due 2016 and $20.0 million aggregate principal amount from our revolving credit facility. Our senior secured credit agreement provides for maximum borrowings of up to $40.0 million, including letters of credit up to a maximum limit of $5.0 million. At September 30, 2007, we had $0.5 million of letters of credit issued and outstanding.
On May 2, 2006, in connection with the consummation of the transactions, we entered into a senior secured credit agreement. The senior secured credit agreement provides for (i) a seven-year term loan in the amount of $390.0 million, amortized at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after May 2, 2006, with the balance paid at maturity, and (ii) a five-year revolving credit facility that permits loans in an aggregate amount of up to $40.0 million, which includes a letter of credit facility and a swing line facility. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, five years from May 2, 2006. During the year ended September 30, 2007, we repaid $25.0 million in principal towards the $390.0 million term loan, which reduced the future unamortized principal payments due per the amortization schedule. In addition, subject to certain terms and conditions, the senior secured credit agreement initially provided for one or more uncommitted incremental term loan and/or revolving credit facilities in an aggregate amount not to exceed $75.0 million. Proceeds of the term loan on the initial borrowing date were used to partially finance the mergers, to refinance certain of our indebtedness and to pay fees and expenses incurred in connection with the mergers and the related financings and transactions. In August 2007, we borrowed the $75.0 million incremental term loan. permitted under the senior secured credit agreement, as well as $20.0 million of the revolving credit facility. These amounts were used to partially finance the acquisition of Eclipse.
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
In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios, none of which had been obtained as of September 30, 2007. We must also pay customary letter of credit fees for issued and outstanding letters of credit. For a description of the covenants and certain other terms under our senior secured credit facilities, please refer to the caption below titled “Senior Secured Credit Facilities.”
On April 27, 2006, we issued $175.0 million aggregate principal amount of 9 1/2% senior subordinated notes due May 2, 2016. Each of our domestic subsidiaries, as primary obligors and not merely as sureties, jointly and severally, irrevocably and unconditionally guaranteed, on an unsecured senior subordinated basis, the performance and full and punctual payment when due, whether at maturity, by acceleration or otherwise, of all of our obligations under the indenture and the notes. The notes are our unsecured senior subordinated obligations and are subordinated in right of payment to all of our existing and future senior indebtedness (including the senior secured credit agreement), are effectively subordinated to all of our secured indebtedness (including the senior secured credit agreement) and senior in right of payment to all of our existing and future subordinated indebtedness. For a description of the covenants under the indenture governing our senior subordinated notes, please refer to the caption below titled “Senior Subordinated Notes.”
We believe that cash flows from operations, together with amounts available under the senior secured credit agreement, will be sufficient to fund our working capital, capital expenditures and debt service requirements for at least the next twelve months. Our ability to meet our working capital and debt service requirements, however, is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If we are not able to meet such requirements, we may be required to seek additional financing. There can be no assurance that we will be able to obtain financing from other sources on terms acceptable to us, if at all.
From time to time, we intend to pursue acquisitions, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund future acquisitions primarily with cash flow from operations and borrowings, including borrowing from amounts available under our senior secured credit agreement or through new debt issuances. We may also issue additional equity either directly or in connection with any such acquisitions. There can be no assurance that acquisition funds will be available on terms acceptable to us, or at all.
Year Ended September 30, 2007 Compared to Year Ended September 30, 2006
Our net cash provided by operating activities was $51.2 million and $43.4 million for the fiscal years ended September 30, 2007 and 2006, respectively. Net cash provided by operating activities increased by $7.8 million primarily due to an increase in net income partially offset by changes in working capital. Of the $51.2 million net cash provided by operating activities for the fiscal year ended September 30, 2007, net income provided $4.9 million, noncash depreciation and amortization provided $29.7 million, and stock option expenses further increased cash provided by operating activities by $4.2 million.
Our investing activities used net cash of $119.5 million and $792.9 million during the fiscal years ended September 30, 2007 and 2006, respectively. During the fiscal year ended September 30, 2007, we used $108.2 million in cash to fund the acquisitions of Eclipse and Silk Systems. During the fiscal year ended September 30, 2006, we used $783.0 million in cash to fund the acquisition of Activant Solutions Inc. Our capital expenditures were $12.3 million and $11.2 million for the fiscal years ended September 30, 2007 and 2006, respectively. These amounts included capitalized computer software and database costs of $5.3 million and $5.7 million for the fiscal years ended September 30, 2007 and 2006, respectively.
Our financing activities generated cash of $65.3 million for the fiscal year ended September 30, 2007, primarily consisting of $95 million in proceeds from borrowings, comprised of $75 million of a senior secured term loan due 2013 and $20 million revolving line of credit due 2011, related to the acquisition of Eclipse. During the year ended September 30, 2007, we repaid $25.2 million of the senior secured loan and the remaining $2.0 million of the 10 1/2 % senior notes due 2011. In the fiscal year ended September 30, 2006, our financing activities generated cash of $793.3 million, primarily consisting of $565.0 million in proceeds from borrowings, comprised of $390.0 million of a senior secured term loan and $175.0 million senior subordinated notes due 2016, net of $19.5 million of related fees, and $245.6 million in capital contribution from the mergers.
Year Ended September 30, 2006 Compared to Year Ended September 30, 2005
Our net cash provided by operating activities was $43.4 million and $20.2 million for the fiscal years ended September 30, 2006 and 2005, respectively. The increase in cash flow provided by operating activities for the fiscal year ended September 30, 2006 compared to the fiscal year ended September 30, 2005 was primarily due to a $44.7 million difference in the change in operating assets and liabilities compared to the prior period offset by higher interest expense and write-off of prior capitalized expenses.
Our investing activities used net cash of $792.9 million and $330.6 million during the fiscal years ended September 30, 2006 and 2005, respectively. During the fiscal year ended September 30, 2006, we used $783.0 million in cash to fund the acquisition of Activant Solutions Inc. During the fiscal year ended September 30, 2005, we used $321.7 to purchase Speedware, Prophet 21 and The Systems House. Our capital expenditures were $11.2 million and $9.5 million for the fiscal years ended September 30, 2006 and 2005, respectively. These amounts included capitalized computer software and database costs of $5.7 million and $5.1 million for the fiscal years ended September 30, 2006 and 2005, respectively.
Our financing activities generated cash of $793.3 million for the fiscal year ended September 30, 2006, primarily consisting of $565.0 million in proceeds from borrowings, comprised of $390.0 million of a senior secured term loan and $175.0 million senior subordinated notes due 2016, net of $19.5 million of related fees and $245.6 million in capital contribution from the mergers. In the fiscal year ended September 30, 2005, we generated cash of $289.3 million, primarily from borrowings related to the acquisition of Speedware and Prophet 21.
Contractual Obligations and Commercial Commitments
Our current sources of short-term funding are our operating cash flows and our senior secured credit agreement. Our existing senior secured credit agreement contains customary terms and conditions, including minimum levels of debt and interest coverage and limitations on leverage. As of September 30, 2007, we were in compliance with all of the terms and conditions of our senior secured credit agreement.

The following table summarizes our contractual obligations and payments at September 30, 2007:

	Payment Due or Expiration by Fiscal Year
(in thousands)	Total	2008	2009-10	2011-12	2013+
Debt:
Senior secured credit agreement	$363,050	$—	$—	$—	$363,050
Senior secured credit agreement	74,813	750	1,500	1,500	71,063
Revolving Line	20,000	—	—	20,000	—
Senior subordinated notes	175,000	—	—	—	175,000

Total debt	632,863	750	1,500	21,500	609,113
Operating leases (1)	41,650	8,529	15,819	11,869	5,433

Total	$674,513	$9,279	$17,319	$33,369	$614,546

(1)	See the discussion in Note 11—Commitments and Contingencies in the notes to our financial statements included in this Annual Report.
The following table summarizes our commercial commitments at September 30, 2007:

	Expiration by Fiscal Year
(in thousands)	Total	2008	2009-10	2011-12	2013+
Standby letters of credit (1)	$465	$465	$—	$—	$—

(1)	There are two standby letters of credit that secure certain demand deposit accounts belonging to our European subsidiaries, and workers compensation insurance.
Senior Secured Credit Facilities
Amortization. We are required to repay installments on the loans under the term loan facility in quarterly principal amounts of 1.0% of their funded total principal amount for the first six years and nine months, with the remaining amount payable on the date that is seven years from the date of the closing of the senior secured credit facilities. In the year ended September 30, 2007, we made a prepayment of $25.0 million in principal towards the $390.0 million term loan under the Senior Secured Credit Agreement. This reduced the future unamortized principal payments due per the amortization schedule.
Certain Covenants and Events of Default. The senior secured credit agreement will contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:
•	incur additional indebtedness (including contingent liabilities and seller notes);

•	create liens on assets;

•	enter into sale-leaseback transactions;

•	engage in mergers or acquisitions;

•	dispose of assets;

•	pay dividends and restricted payments;

•	make investments (including joint ventures);

•	make capital expenditures;

•	prepay other indebtedness (including the notes);

•	engage in certain transactions with affiliates;

•	amend agreements governing our subordinated indebtedness (including the notes);

•	amend organizational documents and other material agreements; and

•	change the nature of our business.
In addition, the senior secured credit agreement requires us to maintain the following financial covenants:
•	a maximum total net leverage ratio; and

•	a minimum interest coverage ratio.
The senior secured credit agreement also contains certain customary affirmative covenants and events of default. See “Item 13. Certain Relationships and Related Transactions, and Directors Independence”.
Covenant Compliance. Under the senior secured credit facilities, we are required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests, which become increasingly stringent over the term of the credit facility. As of September 30, 2007, we are in compliance with the financial and non-financial covenants. Our continued ability to meet those financial ratios and tests can be affected by events beyond our control or risks in our business (see “Item 1A. Risk Factors”), and we cannot assure you that we will meet those ratios and tests. A breach of any of these covenants could result in a default under the senior secured credit facilities. Upon the occurrence of an event of default under the senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit.
Senior Subordinated Notes
The indenture governing our senior subordinated notes limits our (and most or all of our subsidiaries’) ability to:
•	incur additional indebtedness;

•	pay dividends on or make other distributions or repurchase our capital stock;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	use assets as security in other transactions; and

•	sell certain assets or merge with or into other companies.
Subject to certain exceptions, the indenture governing the notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.
Income from Partnership Investments
We, as general partner, own an approximate 20% interest in two separate partnerships with certain customers. We provide management information systems and services to these partnerships. The Predecessor Company recorded service revenue from these partnerships of $3.7 million and $1.2 million for the year ended September 2005 and from October 1, 2005 to May 2, 2006, respectively. From Inception to September 30, 2006 and for the year ended September 30, 2007, respectively, we recorded service revenue from these partnerships of $0.4 million and $0.4 million, respectively. The Predecessor Company recorded equity income from these partnerships of $0.3 million and $0.1 million for the year ended September 30, 2005 and the period from October 1, 2005 to May 2, 2006, respectively.
Off-Balance Sheet Arrangements
As of September 30, 2007, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
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
Revenue Recognition
We recognize revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Statement of Position 97-2, Software Revenue Recognition. We derive revenue from software license fees, computer hardware, implementation and training, software and hardware maintenance and support, content and data services and other services. We generally utilize written contracts as the means to establish the terms and conditions by which our licenses, products, maintenance and services are sold to our customers. Revenue is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations remain, the fee is fixed and determinable and collection is probable. We record revenue net of our sales tax obligations.

We use the following revenue recognition policies for sales of our systems, which generally consist of software, hardware, implementation and training:
•	Residual method. For the majority of systems sales, we use the residual method of revenue recognition. Under the residual method, we have established vendor specific objective evidence of fair value for each element of the system sale (i.e., software, hardware and implementation and training) and have determined that implementation and training services are not essential to the functionality of the delivered system. The revenues of the undelivered element of the system sale (i.e., implementation and training) are deferred until provided. The revenue for the hardware and software portion of the system sale are recognized upon shipment.

•	Percentage of completion. For those systems that include significant customization or modification of the software and where estimates of costs to complete and monitor the progress of the customization or modification are reasonably dependable, percentage of completion contract accounting is applied to both the software and implementation and training elements of the sale. Systems revenue from the software and implementation and training elements are recognized on a percentage-of-completion method with progress-to-completion measured based upon installation hours incurred. Hardware is not essential to the functionality of the overall system and thus the hardware portion of the system is recognized upon delivery. Currently, approximately fourteen percent of our systems revenue and six percent of our total revenues are recognized using percentage of completion accounting.

•	Completed contract. For those systems that include significant customization or modification of the software and where costs or estimates are not dependable, systems revenue from these sales are recognized at completion of the implementation and training based upon the completed contract method.

•	Upon shipment. When products are shipped to a customer and no contractual obligation exists that would warrant the percentage of completion method or the completed contract method, the revenue is recognized at time of shipment. For example, we recognize revenues when a current customer purchases additional hardware or software licenses.
Product support and content and supply chain are primarily provided on a monthly subscription basis and are therefore recognized on the same monthly basis.
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
Software and Database Development Costs
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, costs incurred internally in creating computer software products are expensed until technological feasibility has been established, which is typically evidenced by a completed program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Costs incurred related to the accumulation of data for the development of databases are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized using the greater of the amount computed using (a) the ratio that current gross revenues bear to the total anticipated future gross revenues or (b) the straight-line method over the estimated economic life of the product not to exceed five years. We are required to use our professional judgment in determining whether software development costs meet the criteria for immediate expense or capitalization using the criteria described above and evaluate software and database development costs for impairment at each balance sheet date by comparing the unamortized capitalized costs to the net realizable value. The net realizable value is the estimated future gross revenue from that product reduced by the estimated future costs of completing, maintaining and disposing of the product. The Predecessor Company capitalized approximately $3.5 million software and database development costs and recorded related amortization expense of approximately $3.3 million from October 1, 2005 to May 2, 2006. We did not record any write-offs of software and database development costs during that same period. We capitalized approximately $2.2 million and $5.3 million software and development costs and recorded related amortization expense of approximately $0.1 million and $1.3 million from Inception to September 30, 2006 and for the year ended September 30, 2007, respectively. We had no write-offs of software and database development costs from Inception to September 30, 2006 and for the year ended September 30, 2007.
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
Valuation of Goodwill and Other Intangibles
We account for intangible assets in accordance with SFAS No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of these intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We evaluate goodwill and other intangibles on an annual basis and assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on the operational performance of the acquired businesses, market conditions and other factors. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with the acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our results of operations. The Predecessor Company recorded related amortization expense of $10.8 million for the year ended September 30, 2005 and $12.0 million from October 1, 2005 to May 2, 2006. They did not record any write-offs of goodwill or intangibles during that same period. From Inception to September 30, 2006 and for the year ended September 30, 2007, we recorded amortization expense of $9.2 million and $23.7 million, respectively. We had no write-offs of goodwill or other intangibles from Inception to September 30, 2006 and for the year ended September 30, 2007.
Recently Issued Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No.159 provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement is effective for fiscal years beginning after November 15, 2007. Earlier application is permitted provided we also apply the provisions of SFAS No. 157, Fair Value Measurements. We are currently in the process of evaluating the impact SFAS No. 159 will have on our consolidated financial statements.
In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies to existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of evaluating the impact SFAS No. 157 will have on our consolidated financial statements.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
At September 30, 2007, we had outstanding $437.9 million aggregate principal amount of a term loan due 2013, $175.0 million of senior subordinated notes and $20.0 million under our revolving credit facility. The term notes due 2013 and the revolving credit facility bear interest at floating rates. In May 2006, we entered into four interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations and to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. Giving effect to the interest rate swap, a 0.25% increase in floating rates would increase our interest expense by $0.6 million annually. See Note 4 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.
Foreign Currency Risk
The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars; however, we do have foreign based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Canada, the United Kingdom and Ireland and conduct transactions in the local currency of each location.
We monitor our foreign currency exposure and, from time to time, will attempt to reduce our exposure through hedging. At September 30, 2007, we had no foreign currency contracts outstanding.

Item 8. Financial Statements and Supplementary Data.
Index to Consolidated Financial Statements
Activant Solutions Inc.
Audited Consolidated Financial Statements

Report of Independent Auditors	45
Consolidated Balance Sheets as of September 30, 2006 and September 30, 2007	46
Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended September 30, 2005, the period October 1, 2005 to May 2, 2006 (Predecessor), the period from Inception to September 30, 2006, and the year ended September 30, 2007	47
Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended September 30, 2005, the period October 1, 2005 to May 2, 2006 (Predecessor), the period from Inception to September 30, 2006, and the year ended September 30, 2007	48
Consolidated Statements of Cash Flows for the year ended September 30, 2005, the period October 1, 2005 to May 2, 2006 (Predecessor), the period from Inception to September 30, 2006 and the year ended September 30, 2007	49
Notes to Consolidated Financial Statements	50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Activant Solutions Inc.
We have audited the accompanying consolidated balance sheets of Activant Solutions Inc. (the Company) as of September 30, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year ended September 30, 2007 and for the period from March 7, 2006 (Inception) to September 2006; and the related statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows of Activant Solutions Holdings Inc. (Predecessor Company) for the period from October 1, 2005 to May 2, 2006 and for the year ended September 30, 2005. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Activant Solutions Inc. at September 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for the year ended September 30, 2007 and for the period from March 7, 2006 (Inception) to September 30, 2006; and the consolidated results of the operations and cash flows for Activant Solutions Holdings Inc. (Predecessor Company) for the period from October 1, 2005 to May 2, 2006 and for the year ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.
/s/ ERNST & YOUNG LLP
Austin, Texas
December 20, 2007

ACTIVANT SOLUTIONS INC.
Consolidated Balance Sheets

	September 30,
(in thousands, except share data)	2006	2007
Assets
Current assets:
Cash and cash equivalents	$36,383	$33,379
Trade accounts receivable, net of allowance for doubtful accounts of $2,205 and $5,378 at September 30, 2006 and 2007, respectively	55,689	57,144
Inventories, net	4,355	5,359
Deferred income taxes	5,401	8,622
Income taxes receivable	12,906	2,681
Prepaid expenses and other current assets	5,231	5,736

Total current assets	119,965	112,921

Property and equipment, net	8,727	10,074
Intangible assets, net	221,380	235,566
Goodwill	598,532	672,206
Deferred financing costs	15,137	15,501
Other assets	3,945	4,341

Total assets	$967,686	$1,050,609

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,944	$18,401
Payroll related accruals	18,266	15,974
Deferred revenue	29,688	29,671
Current portion of long-term debt	3,900	750
Accrued expenses and other current liabilities	23,436	20,549

Total current liabilities	89,234	85,345

Long-term debt, net of discount	561,150	632,113
Deferred tax liabilities	64,817	67,072
Other liabilities	4,812	9,885

Total liabilities	720,013	794,415

Commitments and contingencies (See Note 11)	—	—

Stockholders’ equity:
Common Stock:
Par value $0.01, authorized 1,000 shares, 10 shares issued and outstanding at September 30, 2006 and 2007	—	—
Additional paid-in capital	246,744	250,893
Retained earnings	3,080	8,003
Other accumulated comprehensive income (loss):
Unrealized loss on cash flow hedges	(2,103)	(2,891)
Cumulative translation adjustment	(48)	189

Total stockholders’ equity	247,673	256,194

Total liabilities and stockholders’ equity	$967,686	$1,050,609

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Predecessor Company		Activant Solutions Inc.
			Period from
	Year Ended	Period from	Inception to	Year Ended
	September 30,	October 1, 2005	September 30,	September 30,
(in thousands)	2005	to May 2, 2006	2006	2007
Revenues:
Systems	$104,789	$91,404	$69,243	$173,291
Services	161,202	133,811	94,947	235,831

Total revenues	265,991	225,215	164,190	409,122

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems (1)	59,179	47,547	35,673	90,256
Services (1)	58,947	48,581	36,185	85,730

Total cost of revenues	118,126	96,128	71,858	175,986

Gross profit	147,865	129,087	92,332	233,136

Operating expenses:
Sales and marketing (1)	38,076	30,549	24,192	60,856
Product development (1)	21,379	21,986	15,934	38,907
General and administrative (1)	28,068	21,459	14,327	40,219
Depreciation and amortization	16,114	15,511	11,773	29,735
Acquisition costs	—	32,291	194	531
Restructuring costs	—	116	802	1,109

Total operating expenses	103,637	121,912	67,222	171,357

Operating income	44,228	7,175	25,110	61,779

Interest expense	(25,728)	(33,000)	(20,340)	(48,398)
Write-off of prior deferred financing costs	—	(15,994)	—	—
Premium on debt repurchase	—	(26,671)	—	—
Other income, net	428	733	335	1,529

Income (loss) before income taxes	18,928	(67,757)	5,105	14,910
Income tax expense (benefit)	5,645	(22,553)	2,025	9,987

Net income (loss)	$13,283	$(45,204)	$3,080	$4,923

Comprehensive income (loss):
Net income (loss)	$13,283	$(45,204)	$3,080	$4,923
Unrealized loss on cash flow hedges	—	—	(2,103)	(788)
Foreign currency translation adjustments	971	(131)	(48)	237

Comprehensive income (loss)	$14,254	$(45,335)	$929	$4,372

(1) Includes share-based payment expense as follows:

Cost of revenues
Systems	$—	$—	$—	$43
Services	—	—	—	351
Operating expenses	—	—	—
Sales and marketing	—	—	—	1,020
Product development	—	—	—	390
General and administrative	—	1,393	—	2,359
The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
Predecessor Company

	Class A			Additional		Other Accumulated	Total
	Common	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
(in thousands)	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance, September 30, 2004	$3	19,220	$2	$85,503	$(105,007)	$(521)	$(20,020)
Foreign currency translation adjustments	—	—	—	—	—	971	971
Exercise of options	—	83	—	92	—	—	92
Net income	—	—	—	—	13,283	—	13,283

Balance, September 30, 2005	3	19,303	2	85,595	(91,724)	450	(5,674)
Foreign currency translation adjustments	—	—	—	—	—	(131)	(131)
Stock Compensation	—	—	—	1,393	—	—	1,393
Repurchase of common stock				(840)			(840)
Exercise of options	—	—	—	105	—	—	105
Net loss	—	—	—	—	(45,204)	—	(45,204)

Balance, May 2, 2006	$3	19,303	$2	$86,253	$(136,928)	$319	$(50,351)

Activant Solutions Inc.

			Additional		Other Accumulated	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	Loss	Equity
Issuance of common stock at Inception	10	$—	$245,625	$—	$—	$245,625
Exchange of stock options upon completion of Merger	—	—	1,119	—	—	1,119
Foreign currency translation adjustments	—	—	—	—	(48)	(48)
Unrealized loss on cash flow hedges	—	—	—	—	(2,103)	(2,103)
Net income	—	—	—	3,080	—	3,080

Balance, September 30, 2006	10	—	246,744	3,080	(2,151)	247,673
Foreign currency translation adjustments	—	—	—	—	237	237
Repurchase of Activant Group common stock	—	—	(13)			(13)
Stock-based compensation	—	—	4,162			4,162
Unrealized loss on cash flow hedges	—	—	—		(788)	(788)
Net income	—	—	—	4,923	—	4,923

Balance, September 30, 2007	10	$—	$250,893	$8,003	$(2,702)	$256,194

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
Consolidated Statements of Cash Flows

	Predecessor Company		Activant Solutions Inc.
			Period from
	Year Ended	Period from	Inception to	Year Ended
	September 30,	October 1, 2005	September 30,	September 30,
(in thousands)	2005	to May 2, 2006	2006	2007
Operating activities
Net income (loss)	$13,283	$(45,204)	$3,080	$4,923
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,311	3,498	2,551	6,048
Stock compensation	—	1,393	—	4,163
Amortization of intangible assets	10,803	12,013	9,222	23,687
Amortization of deferred financing costs	1,402	1,783	842	2,176
Deferred income taxes	(8,253)	(10,192)	2,475	(966)
Write-off of prior deferred financing costs	—	15,994	—	—
Write-off of capitalized IPO costs	—	1,776	—	—
Provision for doubtful accounts	2,146	1,558	2,205	3,173
Other, net	1,174	1,331	(96)	443
Changes in assets and liabilities:
Trade accounts receivable	(937)	1,797	(14,116)	969
Inventories	(411)	(2,128)	1,876	(62)
Prepaid expenses and other assets	5,227	(22,531)	5,170	9,152
Accounts payable	(951)	(224)	(2,075)	4,457
Deferred revenue	(1,532)	(4,944)	9,733	(5,446)
Accrued expenses and other liabilities	(7,054)	56,751	9,825	(1,473)

Net cash provided by operating activities	20,208	12,671	30,692	51,244

Investing activities
Acquisition of Activant Solutions Inc.	—	—	(782,894)	—
Purchase of Speedware, net of cash acquired	(100,834)	—	—	—
Purchase of Prophet 21, net of cash acquired	(218,200)	—	—	—
Purchase of Silk Systems, net of cash acquired	—	—	—	(6,912)
Purchase of Eclipse, net of cash acquired	—	—	—	(101,260)
Purchase of other business	(2,646)	—	—	—
Purchase of property and equipment	(4,410)	(3,586)	(1,909)	(7,056)
Capitalized computer software costs and databases	(5,052)	(3,455)	(2,202)	(5,276)
Equity distributions from partnerships	542	679	—	—
Unrealized loss on cash flow hedge, net	—	—	—	(788)
Purchase price adjustments	—	508	—	1,784

Net cash used in investing activities	(330,600)	(5,854)	(787,005)	(119,508)

Financing activities
Issuance of common stock at Inception	—	—	245,625	—
Proceeds from long-term debt	300,000	185,000	565,000	75,000
Repayment of senior unsecured bridge loan	—	(180,000)	—	—
Deferred financing costs	(10,320)	(3,561)	(15,979)	(2,540)
Proceeds from credit facility	—	10,000	—	20,000
Repayment of credit facility	—	(10,000)	—	—
Payment on long-term debt	(493)	(149)	(1,950)	(25,187)
Repayment of senior notes	—	—	—	(2,000)
Exercise of options	92	105	—	—
Repurchase of common stock	—	(840)	—	(13)

Net cash provided by financing activities	289,279	555	792,696	65,260

Change in cash and cash equivalents	(21,113)	7,372	36,383	(3,004)
Cash and cash equivalents, beginning of period	32,065	10,952	—	36,383

Cash and cash equivalents, end of period	$10,952	$18,324	$36,383	$33,379

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$23,023	$26,155	$7,324	$29,637
Cash paid (received) during the period for income taxes	$6,342	$8,311	$417	$(3,642)
The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
Notes to Consolidated Financial Statements
September 30, 2007
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
On May 2, 2006, Activant Group Inc. (formerly known as Lone Star Holding Corp.), or Activant Group, Lone Star Merger Corp., or Merger Sub, and Activant Solutions Holdings Inc., or Holdings (the “Predecessor Company”), consummated a merger, whereupon Holdings became wholly owned by Activant Group, which is wholly owned by investment funds affiliated with Hellman & Friedman LLC, Thoma Cressey Bravo, Inc., or Thoma Cressey, and JMI Equity and certain members of our management. Following the merger, on May 2, 2006, Holdings merged with and into Activant Solutions Inc., with Activant Solutions Inc. continuing as the surviving corporation and wholly owned subsidiary of Activant Group. These mergers are referred to as the “mergers” and the transactions related to the mergers are referred to collectively as the “transactions.” The transaction was treated as a purchase and thus the assets and liabilities were recorded at their fair value as of the closing date. Activant Group was incorporated on March 7, 2006 for the purpose of acquiring Holdings and did not have any operations prior to May 2, 2006 other than in connection with the Holdings acquisition. Unless the context otherwise requires references in this report to “we,” “our,” “us,” and the “Company” refer to Activant Solutions Inc. and its consolidated subsidiaries.
The accompanying consolidated statements of operations and cash flows for the periods ended September 30, 2005 and from October 1, 2005 to May 2, 2006 represent the results of operations and cash flows of the Predecessor Company and its wholly owned subsidiaries. The accompanying consolidated balance sheets as of September 30, 2006 and 2007, consolidated statements of operations and cash flows for the periods from Inception to September 30, 2006 and the year ended September 30, 2007, represent our financial position, results of operations and cash flows. Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to current period presentation.
Description of Business
We are a provider of business management solutions serving small and medium-sized retail and wholesale distribution businesses. We have experience serving businesses with complex distribution requirements in three primary vertical markets: hardlines and lumber; wholesale distribution; and the automotive parts aftermarket. Using a combination of proprietary software and experience in these vertical markets, we provide complete business management solutions consisting of tailored systems, product support, and content and supply chain products and services designed to meet the unique requirements of our customers. Our fully integrated systems and services include point-of-sale, inventory management, general accounting and enhanced data management that enable our customers to manage their day-to-day operations.
The consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Cash Equivalents
We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.
Inventories
Inventories primarily consist of purchased parts and finished goods. Inventories are stated at the lower of cost or market, using the average cost method, and include amounts that ultimately may be transferred to equipment or service parts. Inventories are recorded net of inventory reserves of $0.8 million and $1.1 million at September 30, 2006 and September 30, 2007, respectively.
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
Capitalized Computer Software Costs
Costs relating to the conceptual formulation and design of software products are expensed as product development. Costs incurred subsequent to establishing the technological feasibility of software products are capitalized. Amortization of capitalized software costs begins when the products are available for general release to customers. Costs are amortized using the greater of the amount computed using (a) the ratio that current gross revenues bear to the total anticipated future gross revenues or (b) the straight-line method, generally over a period of two to five years. Management assesses the recoverability of its capitalized costs periodically based principally upon comparison of the net book value of the asset to the expected future revenue stream to be generated by the asset. If management finds evidence of asset impairment, the net book value is adjusted down to its fair value based upon the discounted cash flows. Amortization of capitalized software is included in the depreciation and amortization line of operating expenses. The Predecessor Company recorded capitalized software amortization expense of approximately $1.3 million from October 1, 2005 to May 2, 2006. We recorded capitalized software amortization expense of approximately $0.4 million for the year ended September 30, 2007.
Capitalized Database Costs
Database development costs consist primarily of direct labor costs associated with the accumulation of data received from auto parts manufacturers and the conversion of that information to an electronic format. Costs are amortized using the greater of the amount computed using (a) the ratio that current gross revenues bear to the total anticipated future gross revenues or (b) the straight-line method over the approximate life cycle of the data (generally over a period of two to five years). Management assesses the recoverability of its database costs periodically based principally upon comparison of the net book value of the asset to the expected future revenue stream to be generated by the asset. If management finds evidence of asset impairment, its net book value is adjusted to its fair value. Amortization of databases is included in the depreciation and amortization line of operating expenses. The Predecessor Company recorded capitalized database amortization expense of approximately $2.0 million from October 1, 2005 to May 2, 2006. We recorded capitalized software amortization expense of approximately $0.1 million and $0.9 million from Inception to September 30, 2006 and for the year ended September 30, 2007, respectively.
Deferred Financing Costs
Financing costs are deferred and amortized to interest expense using the straight-line method over the terms of the related debt, which approximates the effective interest method. Amortization of such costs of Predecessor Company for the year ended September 30, 2005 and for the period from October 1, 2005 to May 2, 2006 was $1.4 million and $1.8 million, respectively. From inception to September 30, 2006 and for the year ended September 30, 2007, we recognized amortization costs totaling $0.8 million and $2.2 million, respectively.
Goodwill and Other Intangible Assets
We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and indefinite life intangible assets are tested for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. No impairment of goodwill or indefinite life intangible assets has been identified during any of the periods presented.
We amortize other finite life intangible assets using the straight-line method over their estimated period of benefit, ranging from two to ten years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of finite life intangible assets have been identified during any of the periods presented.
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
Revenue Recognition
We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Statement of Position 97-2, Software Revenue Recognition. We derive revenue from software license fees, computer hardware, implementation and training, software and hardware maintenance and support, content and data services and other services. We generally utilize written contracts as the means to establish the terms and conditions by which our licenses, products, maintenance and services are sold to our customers. Revenue is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations remain, the fee is fixed and determinable and collection is probable. We record revenue net of our sales tax obligations.
We use the following revenue recognition policies for sales of our systems, which generally consist of software, hardware, implementation and training:
▪	Residual method. For the majority of systems sales, we use the residual method of revenue recognition. Under the residual method, we have established vendor specific objective evidence of fair value for each undelivered element of the system sale (i.e., implementation and training services) and have determined that these services are not essential to the functionality of the delivered system. The revenues of the undelivered element of the system sale are deferred until provided. The revenue for the hardware and software elements of the system sale are recognized upon shipment.

▪	Percentage of completion. For those systems that include significant customization or modification of the software and where estimates of costs to complete and monitor the progress of the customization or modification are reasonably dependable, percentage of completion contract accounting is applied to both the software and implementation and training elements of the sale. Systems revenue from the software and implementation and training elements are recognized on a percentage-of-completion method with progress-to-completion measured based upon output measures. Hardware is not essential to the functionality of the overall system and thus the hardware portion of the system is recognized upon delivery. Currently, approximately fourteen percent of our systems revenue and six percent of our total revenues are recognized using percentage of completion accounting.
▪	Completed contract. For those systems that include significant customization or modification of the software and where costs or estimates are not dependable, systems revenue from these sales are recognized at completion of the implementation and training based upon the completed contract method.
▪	Upon shipment. When products are shipped to a customer and no contractual obligation exists that would warrant the percentage of completion method or the completed contract method, the revenue is recognized at time of shipment. For example, we recognize revenues when a current customer purchases additional hardware or software licenses, when those items are shipped.
Product support, and content and supply chain products and services are primarily provided on a monthly subscription basis and are therefore recognized on the same monthly basis.
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
Allowance for Doubtful Accounts
The allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balance, and current economic conditions that may affect a customer’s ability to pay. A specific reserve for individual accounts is recorded when we become aware of a customer’s inability to meet its financial obligations, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position.
Product Development Costs
We account for development costs related to products to be sold in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is achieved when the detailed program design is complete. For the year ended September 30, 2005, the predecessor company capitalized $5.1 million of software and database development costs. During the period from October 1, 2005 to May 2, 2006, Predecessor Company capitalized $3.5 million of software and database development costs. From Inception to September 30, 2006 and for the year ended September 30, 2007, we capitalized $2.2 million and $5.3 million, respectively of software and database development costs. Amortization of capitalized software and database development costs for Predecessor Company was $7.0 million for the year ended September 30, 2005. During the period from October 1, 2005 to May 2, 2006, amortization of software and database development costs was $3.3 million for Predecessor Company. From Inception to September 30, 2006 and for the year ended September 30 2007, we amortized $0.1 million and $1.3 million, respectively of software and database development costs.
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
Our long-term debt consists of obligations with both variable and fixed interest rates. The carrying value of debt obligations with variable interest rates is considered to approximate fair value. The estimated fair value of debt obligations with fixed interest rates is based on the quoted market prices for such debt obligations. The estimated fair value of long-term debt with fixed interest rates at September 30, 2007 with a carrying value of $175 million is $154 million.
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
No customer accounted for more than 10% of our revenues during the years ended September 30, 2005, 2006 and 2007.
For the year ended September 30, 2007, Dell Inc. was our largest supplier of hardware supplies used in our solutions. No other supplier accounted for more than 10% of our total supply expense. We have a number of competitive sources of supply for supplies used in our operations.
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
Stock Based Compensation
In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. This revised standard addresses the accounting for stock-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The Predecessor Company adopted SFAS 123(R) in the quarter ended December 31, 2005. Prior to SFAS 123(R) adoption, the Predecessor Company accounted for share-based payments under APB 25.
Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from the amount we have recorded in the current period.
Recently Issued Accounting Standards
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No.159 provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement is effective for fiscal years beginning after November 15, 2007. Earlier application is permitted provided we also apply the provisions of Statement 157, Fair Value Measurements. We are currently in the process of evaluating the impact SFAS No. 159 will have on our consolidated financial statements.
In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies to existing accounting pronouncements that require or permit fair value measurements.

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of evaluating the impact SFAS No. 157 will have on our consolidated financial statements.
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for our fiscal year beginning October 1, 2007. We are currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current presentation.
Note 2. Merger and Related Transactions
On May 2, 2006, Holdings became wholly owned by Activant Group, which is wholly owned by funds affiliated with Hellman & Friedman LLC, Thoma Cressey Bravo, Inc. and JMI Equity and certain members of our management. Following the merger, on May 2, 2006, Holdings merged with and into the Company, with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Activant Group. The transaction was treated as a purchase and thus the assets and liabilities were recorded at their fair value as of the closing date.
The mergers and related transactions were funded by a combination of approximately $245.7 million proceeds of common stock, a $390.0 million senior secured term loan facility and $175.0 million in senior subordinated notes, less cash received. The mergers have been recorded using the purchase method of accounting. The purchase price allocation was based upon the relative fair values of the identifiable assets acquired and liabilities assumed. The excess purchase price over those fair values was recorded as goodwill. The goodwill recorded as a result of these acquisitions is not expected to be deductible for tax purposes.
Note 3. Acquisitions
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
Speedware Corporation Inc.
In March and April 2005, the Predecessor Company acquired all of the common stock of Speedware Corporation Inc. (“Speedware”) for $100.8 million in cash.
Prophet 21, Inc.
In September 2005, the Predecessor Company acquired all of the common stock of Prophet 21, Inc. (“Prophet 21”). The Predecessor Company paid $218.2 million in cash for 100% of Prophet 21’s common stock.
The Systems House, Inc.
In May 2005, the Predecessor Company acquired substantially all of the assets of The Systems House, Inc. for a total purchase price of $2.6 million.
Silk Systems, Inc.
On May 31, 2007, we acquired the common stock of Silk Systems, Inc. (“Silk Systems”) for a total purchase price of $6.5 million, net of $0.7 million cash received. Silk Systems is one of the leading computer software solutions providers for the Canadian home improvement, wholesale distribution and building materials industries. This acquisition expands our presence and commitment to the Canadian market while building on current technology and service offerings for customers across North America.

Eclipse Distribution Management Solutions
On August 17, 2007, we acquired substantially all of the assets of Intuit Eclipse Distribution Management Solutions (“Eclipse”) for cash consideration of approximately $101.3 million. Eclipse is a leading enterprise software provider to the wholesale distribution segment and this acquisition strengthens our position with larger wholesale distribution businesses. The purchase price was allocated based on the fair value of net assets acquired as follows (in thousands):

Trade receivables	$4,506
Inventory	705
Property and equipment	266
Other assets	48
Goodwill	70,496
Other intangible assets	30,000
Deferred revenue	(4,761)

Total purchase price	$101,260

Acquired intangible assets consist primarily of customer contracts, customer lists and acquired technology with a weighted average estimated useful life of ten years. The amortization expense related to the acquired intangible assets is estimated to be approximately $3.0 million per annum. Goodwill is deductible for tax purposes.
The Company is in the process of determining values of certain tangible and intangible assets; thus, the allocation of the purchase price to the assets acquired and liabilities assumed in connection with the acquisition is subject to change. The preliminary purchase price allocation is based upon management’s best estimates of the relative fair values of the identifiable assets acquired and liabilities assumed.
Pro forma results (unaudited)
The following table presents the unaudited pro forma combined results of our operations with Eclipse for the year ended September 30, 2006 and 2007, after giving effect to certain pro forma adjustments primarily related to the elimination of certain Intuit allocations, restructuring activities, amortization of acquired intangible assets and interest expense. These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisition actually occurred on the first day of the respective periods or of future results of operations of the consolidated entities (in thousands).

	Year Ended September 30,
	2006	2007
Total revenues	$439,186	$453,278
Total cost of revenues	194,797	200,717

Gross profit	244,389	252,561
Total operating expenses	203,628	184,519

Operating income	40,761	68,042
Interest expense	(61,183)	(55,260)
Other income (expense), net	(41,595)	1,529

Income (loss) before taxes	(62,017)	14,311
Income tax expense (benefit)	(20,307)	9,777

Net income (loss)	$(41,710)	$4,394

Note 4. Hedging and Derivative Instruments
In May 2006, we issued $390.0 million of floating rate debt (See Note 8). During the same period, we entered into four interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations and to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. As of September 30, 2007, the fair value of our interest rate swaps were as follows (in thousands):

Notional Amount	Maturity Date	Fixed Rate	Fair Value
$140,000	2011	5.42%	$(3,822)
$50,000	2009	5.32%	$(763)
$30,000	2008	5.29%	$(189)
$25,000	2007	5.23%	$8
We account for the interest rate swaps discussed above as cash flow hedges. The realized gains and losses on these instruments are recorded in earnings as adjustments to interest expense. The unrealized gains and losses are recognized in other comprehensive income. From Inception to September 30, 2006 and for the year ended September 30, 2007, we recorded an unrealized loss of $3.5 million ($2.1 million, net of tax) and $1.3 million ($0.8 million, net of tax), respectively in other comprehensive income on these hedges.

Note 5. Property and Equipment
Property and equipment consist of the following:

	September 30,
(in thousands)	2006	2007
Furniture and equipment	$9,133	$10,934
Service parts	944	3,555
Leasehold improvements	1,201	2,138

Gross property and equipment	11,278	16,627
Less accumulated depreciation	(2,551)	(6,553)

Net property and equipment	$8,727	$10,074

Note 6. Goodwill
The carrying amount of goodwill by reportable segment is as follows:

	September 30,
(in thousands)	2006	2007
Systems	$191,530	$220,736
Product Support	236,420	280,134
Content and Supply Chain	163,998	164,723
Other	6,584	6,613

Total	$598,532	$672,206

Changes in the carrying amount of goodwill for fiscal 2007 are as follows (in thousands):

Balance as of September 30, 2006	$598,532
Acquisition of Silk Systems	4,962
Acquisition of Eclipse	70,496
Purchase accounting adjustments	(1,784)

Balance as of September 30, 2007	$672,206

We test goodwill for impairment annually during the fourth quarter of each fiscal year at the reporting unit level using a fair value approach, in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Our annual testing resulted in no impairment charges to goodwill in the years ended September 30, 2005, 2006 and 2007. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.
For the year ended September 30, 2007, we decreased goodwill by approximately $1.8 million, related to the resolution of additional pre-acquisition income tax uncertainties and basis adjustments related to temporary differences of acquired assets that are not expected to reverse.
Note 7. Intangible Assets
The components of purchased intangible assets are as follows:

	September 30, 2006
	Gross carrying	Accumulated	Net carrying	Weighted
(in thousands)	amount	amortization	amount	Average Life
Technology based	$58,100	$(3,879)	$54,221	6.6 years
Customer based	139,800	(5,246)	134,554	11.2 years
Capitalized software and database costs	2,202	(97)	2,105	3.0 years

Total amortizable intangible assets	200,102	(9,222)	190,880
Trademarks and tradenames	30,500	—	30,500	Indefinite

Total	$230,602	$(9,222)	$221,380

	September 30, 2007
	Gross carrying	Accumulated	Net carrying	Weighted
(in thousands)	amount	amortization	amount	Average Life
Technology based	$73,100	$(13,356)	$59,744	7.3 years
Customer based	156,628	(18,079)	138,549	11.1 years
Other	768	(68)	700	4.0 years
Capitalized software and database costs	7,478	(1,405)	6,073	3.0 years

Total amortizable intangible assets	237,974	(32,908)	205,066
Trademarks and tradenames	30,500	—	30,500	Indefinite

Total	$268,474	$(32,908)	$235,566

During the year ended September 30, 2007, we recorded additions to intangible assets of $37.9 million. We estimate that we have no significant residual value related to our finite-lived intangible assets.
Acquired finite-lived intangibles are generally amortized on a straight-line basis over the weighted average periods. The Predecessor Company recorded related amortization expense of $10.8 million for the year ended September 30, 2005 and $12.0 million from October 1, 2005 to May 2, 2006. From Inception to September 30, 2006 and for the year ended September 30, 2007, we recorded amortization expense of $9.2 million and $23.7 million, respectively. Estimated amortization expense is approximately $27.8 million in each of the next five fiscal years.
We evaluate the purchased intangible assets with an indefinite life on an annual basis as of the beginning of the fourth quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment. Future impairment tests could result in a charge to earnings.
Note 8. Debt
Long-term debt consisted of the following:

	September 30,
(in thousands)	2006	2007
10 1/2 % senior notes due 2011, net of discount	$2,000	$—
Senior secured credit agreement due 2013	388,050	437,863
Senior subordinated notes	175,000	175,000
Revolving credit agreement due 2011	—	20,000

Total debt	565,050	632,863
Current portion	(3,900)	(750)

Long-term debt	$561,150	$632,113

Senior Secured Credit Agreement
On May 2, 2006, in connection with the consummation of the mergers, we entered into a senior secured credit agreement. The senior secured credit agreement provides for (i) a seven-year term loan in the amount of $390.0 million, amortized at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after May 2, 2006, with the balance paid at maturity, and (ii) a five-year revolving credit facility that permits loans in an aggregate amount of up to $40.0 million, which includes a letter of credit facility and a swing line facility. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, five years from May 2, 2006. During the year ended September 30, 2007, we repaid $25.0 million in principal towards the $390.0 million term loan, which reduced the future unamortized principal payments due per the amortization schedule. In addition, subject to certain terms and conditions, the senior secured credit agreement provides for one or more uncommitted incremental term loan and/or revolving credit facilities in an aggregate amount not to exceed $75.0 million. Proceeds of the term loan on the initial borrowing date were used to partially finance the mergers, to refinance certain of our indebtedness and to pay fees and expenses incurred in connection with the mergers and the related financings and transactions. In August 2007, we borrowed the $75.0 million incremental term loan as well as $20.0 million of the revolving credit facility. These amounts were used to partially finance the acquisition of Eclipse.
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
Senior Subordinated Notes Due 2016
On April 27, 2006, we issued $175.0 million aggregate principal amount of 9.50% senior subordinated notes due May 2, 2016. The notes were issued in a private transaction that was not subject to the registration requirements of the Securities Act of 1933. The notes were exchanged for substantially identical notes registered with the SEC, pursuant to a registration rights agreement entered into in connection with the indenture.
Each of our domestic subsidiaries, as primary obligors and not merely as sureties, jointly and severally, irrevocably and unconditionally guarantee, on an unsecured senior subordinated basis, the performance and full and punctual payment when due, whether at maturity, by acceleration or otherwise, of all of our obligations under the indenture and the notes. The notes are our unsecured senior subordinated obligations and are subordinated in right of payment to all of our existing and future senior indebtedness (including the senior secured credit agreement), are effectively subordinated to all of our secured indebtedness (including the senior secured credit agreement); and senior in right of payment to all of our existing and future subordinated indebtedness.
The terms of the senior secured credit agreement and the senior subordinated notes restrict certain activities, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets and transactions with affiliates. In addition, the senior secured credit agreement requires us to maintain a maximum total net leverage ratio and a minimum interest coverage ratio. The senior secured credit agreement also contains certain customary affirmative covenants and events of default. At September 30, 2007, we were in compliance with all of the senior secured credit agreement’s and the senior subordinated notes’ covenants.
Aggregate maturities of debt are as follows (in thousands):

2008	$750
2009	750
2010	750
2011	20,750
2012	750
Thereafter	609,113

Total	$632,863

Note 9. Income Taxes
Significant components of the income tax expense (benefit) attributable to continuing operations are as follows:

	Predecessor Company		Activant Solutions Inc.
	Year Ended	October 1,	Inception to	Year Ended
	September 30,	2005 to May 2,	September 30,	September 30,
(in thousands)	2005	2006	2006	2007
Current:
Federal	$8,842	$(3,537)	$108	$1,742
State	1,128	(143)	457	3,758
Foreign	1,012	540	285	230

Total Current	10,982	(3,140)	850	5,730

Deferred:
Federal	(4,805)	(16,959)	1,474	3,423
State	(600)	(2,415)	(254)	473
Foreign	68	(39)	(45)	361

Total Deferred	(5,337)	(19,413)	1,175	4,257

Income tax expense (benefit)	$5,645	$(22,553)	$2,025	$9,987

The provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following:

	Predecessor Company		Activant Solutions Inc.
	Year Ended	October 1,	Inception to	Year Ended
	September 30,	2005 to May	September 30,	September 30,
(in thousands)	2005	2, 2006	2006	2007
Income tax expense (benefit) at U.S. statutory income tax rate	$6,708	$(23,717)	$1,787	$5,219
State taxes, net of U.S. income tax expense (benefit)	837	(2,488)	232	2,436
Permanent differences	47	4,193	71	298
Tax credits and other	(1,947)	(541)	(65)	(40)
Change in tax rates applied to deferred taxes	—	—	—	585
Change in reserves and valuation allowance	—	—	—	1,489

Income tax expense (benefit)	$5,645	$(22,553)	$2,025	$9,987

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes are as follows:

(in thousands)	September 30, 2006	September 30, 2007
Deferred tax assets :
Current deferred tax assets:
Inventory and sales return reserves	$1,229	$1,387
Accrued expenses	4,226	2,758
Bad debts and other	2,826	3,245
Deferred income	813	56
Unrealized losses	1,365	1,898

	10,459	9,344

Non-current deferred tax assets:
Net operating losses and tax credit carryforward	12,721	11,175
Depreciation and amortization	9,092	4,180
Stock compensation	—	1,658

	21,813	17,013

Valuation allowance	(2,076)	(5,951)

Total deferred tax assets	30,196	20,406

Deferred tax liabilities:
Software and intangible assets	(88,267)	(78,693)
Other	(1,345)	(163)

Total deferred tax liabilities	(89,612)	(78,856)

Net deferred tax assets (liabilities)	$(59,416)	$(58,450)

As of September 30, 2006 and 2007, we had $14.3 million and $20.4 million, respectively of federal and state net operating loss carry-forwards. As of September 30, 2006 and 2007, we had $10.7 million and $2.8, respectively of federal business tax credit carry-forwards. The valuation allowance increased by approximately $3.9 million during the year and is primarily comprised of allowances against net operating loss carry-forwards. The net operating losses expire between 2009 and 2017.
Substantially all of our operating income was generated from domestic operations during 2006 and 2007. Undistributed earnings, if any, of our foreign subsidiaries is considered to be permanently reinvested and, accordingly, no U.S. Federal or state income taxes have been provided thereon.

Note 10. Employee Stock and Savings Plans
Common Stock Option Plan
Activant Solutions Inc.
During 2006, Activant Group, our parent company, adopted the Activant Group Inc. 2006 Stock Incentive Plan (the “2006 Option Plan”), which as of September 30, 2007 had 7,761,958 authorized shares. The option price may not be less than the fair market value at the date of grant as determined in good faith by the board of directors of Activant Group from time to time. Options vest in varying amounts over a period up to five years and expire ten years from the date of the grant.
The Company estimates the fair value of stock options using a Black-Scholes option pricing model that uses certain assumptions including expected term, expected volatility of the underlying stock, expected dividend pay-out rate and risk-free rate of return. The expected term was based on historical data and represents the period of time that stock options granted were expected to be outstanding. Due to the fact that the common stock underlying the options is not publicly traded, the expected volatility was based on a comparable group of companies for the period. We do not intend to pay dividends on our common stock for the foreseeable future, and accordingly, used a dividend yield of zero. The risk-free rate for periods within the contractual life of the option was based on the Treasury Bill coupon rate for U.S Treasury securities in effect at the time of the grant with a maturity approximating the expected term. From Inception to September 30, 2006, there were no stock options granted and therefore no compensation expense was recognized. For the fiscal year ended September 30, 2007, we recorded share- based payment expense of approximately $4.2 million, with a total income tax benefit recognized in the income statement of approximately $1.7 million.
The fair value of each award granted from the 2006 Option Plan during the year ended September 30, 2007 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected term	6.66 years
Expected volatility	50.00%
Expected dividends	0.00%
Risk-free rate	4.68%
The weighted average estimated grant date fair value, as defined by SFAS 123R, for options granted under the 2006 Option Plan during the fiscal year ended September 30, 2007 was $2.46 per share.
Information with respect to stock option activity for the year ended September 30, 2007 is as follows:

	2006 Option Plan
		Weighted
	Number of	Average Exercise
	Shares	Price
Total options outstanding at September 30, 2006	—	$—
Options granted	7,303,073	4.38
Options forfeited	(544,000)	4.35
Options exercised	—	—

Total options outstanding at September 30, 2007	6,759,073	$4.38

Total options exercisable at September 30, 2007	1,478,817	$4.38
At September 30, 2007, the total intrinsic value of outstanding stock options was approximately $3.6 million. At September 30, 2007, there was approximately $12.5 million of total unrecognized shared-based payment expense related to unvested stock options which we expect to recognize as expense in future periods through 2012.
Predecessor Company
In connection with the mergers, Activant Group entered into an option rollover agreement with Mr. Pervez A. Qureshi, our Chief Executive Officer and President, pursuant to which Mr. Qureshi agreed to rollover $1.0 million of spread value of his then outstanding stock options into 333,334 vested stock options to purchase shares of common stock of Activant Group at an exercise price of $1.00 per share. Pursuant to the option rollover agreement, Activant Group agreed to assume these options pursuant to the terms of the Activant Solutions Holdings Inc. Second Amended and Restated Stock Option Plan for Key Employees, as amended (the “Predecessor Company Plan”), which is the stock option plan under which these options were originally granted.
The Predecessor Company adopted SFAS 123R in the quarter ended December 31, 2005 using the prospective method. The Predecessor Company recorded share-based payment expense of approximately $1.4 million for the period from October 1, 2005 to May 2, 2006, with a total income tax benefit recognized in the income statement of approximately $0.5 million.

Information on stock options for the fiscal year ended September 30, 2007 under the Predecessor Company Plan is as follows:

Predecessor Company Plan
	Number of	Weighted Average
	Shares	Exercise Price
Total options outstanding at September 30, 2006	333,334	$1.00
Options granted	—	—
Options forfeited	—	—
Options exercised	—	—

Total options outstanding at September 30, 2007	333,334	$1.00

Prior to October 1, 2005, Predecessor Company used the intrinsic value method in accounting for employee stock options. Because the exercise price of the employee stock options was greater than or equal to the market price of the underlying stock, as determined by Predecessor Company’s board of directors, on the date of grant, no compensation expense was recognized.
Pro forma information regarding net income is shown below as if Predecessor Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS No. 123(R). The Predecessor Company used the minimum value method in determining the option value under SFAS 123 for all options granted prior to June 2005. The Company adopted SFAS 123(R) using the prospective method for all options issued after June 2005. The fair value of these options was estimated at the date of grant using the minimum value option pricing model with the following assumptions:

Year Ended
September 30,
2005
Risk-free interest rate	4.2%
Weighted-average expected life of the options	6.64 years
Dividend rate	0%
Assumed volatility	50%
For purposes of pro forma disclosure, the estimated fair value of the options was amortized to expense over the options’ vesting period. The Predecessor Company pro forma information for the year ended September 30, 2005 was as follows:

(in thousands)
Net income as reported	$13,283
Pro forma stock-based compensation expense	744

Pro forma net income	$12,539

The weighted average fair value of options granted during the period from October 1, 2005 to May 2, 2006 was $2.09.
401(k) Plan
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
The Plan provides for contributions as determined annually by the board of directors. We match 50% of the first 6% of compensation contributed by each employee and the deferred amount cannot exceed 25% of the annual aggregate salaries of those employees eligible for participation. Highly compensated executive participants are limited to a maximum of 10%. Contributions to the Plan amounted to $1.4 million in the year ended September 30, 2005. We contributed $1.0 million for the period from October 1, 2005 to May 2, 2006 and $1.0 million from Inception to September 30, 2006. For the year ended September 30, 2007 contributions amounted to $2.7 million.
Note 11. Commitments and Contingencies
Operating Leases
We rent integration and distribution, software development and data entry facilities; administrative, executive, sales, and customer support offices; and, certain office equipment under non-cancelable operating lease agreements. Certain lease agreements contain renewal options and rate adjustments. Predecessor Company recorded rental expense of $7.5 million and $5.9 million for the year ended September 30, 2005 and the period from October 1, 2005 to May 2, 2006, respectively. We recorded rental expense of $4.1 million and $10.2 million from Inception to

September 30, 2006 and the year ended September 30, 2007, respectively. Future minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

2008	$8,529
2009	8,056
2010	7,763
2011	7,338
2012	4,531
Thereafter	5,433

Total	$41,650

Legal Matters
We are involved in litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the resolution of these matters is not expected to have a material adverse effect on our results of operations or financial position.
Note 12. Restructuring Costs
During the year ended September 30, 2007, our management approved a restructuring plan for eliminating certain positions associated with outsourcing certain activities to third-party providers. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded a charge of approximately $0.3 million related to workforce reductions, which events were communicated to the impacted employees or incurred during the period. The charge was comprised of severance and other employee termination benefits related to these workforce reductions. Approximately $0.2 million remains to be paid as of September 30, 2007 related to these actions and are anticipated to be paid over the next twelve months.
During the year ended September 30, 2007, our management also approved a restructuring plan for eliminating certain positions with the intent to streamline and focus our efforts and more properly align our cost structure with our projected revenue streams. In accordance with SFAS 146, we recorded a charge of approximately $0.5 million related to this workforce reduction, which was communicated to impacted employees during the period. All payments related to this action are anticipated to be made over the next twelve months.
During the periods from October 1, 2006 to May 2, 2006 and Inception to September 30, 2006, the Predecessor Company and we, incurred, in accordance with SFAS 146, restructuring costs of $0.9 million. These were one-time benefits paid to certain employees separated in connection with the relocation of our corporate offices from Austin, Texas to Livermore, California. We also incurred $0.3 million in costs related to this action during the year ended September 30, 2007. All payments related to this action were made by September 30, 2007.
Note 13. Related Party Transactions
As of September 30, 2007, we owned approximately 46% of Internet Autoparts, Inc. (“Internet Autoparts”), a web-based parts ordering and communication company. For the year ended September 30, 2007, we received a dividend from Internet Autoparts of approximately $0.5 million. Currently, we have an accumulated loss in our investment in Internet Autoparts and have temporarily discontinued applying the equity method of recording investment earnings in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock, as we have no requirement to fund future losses. If Internet Autoparts becomes profitable, and we are able to recover the net losses accumulated over the years, we will then resume applying the equity method to our investment in Internet Autoparts.
We, as general partner, own an approximate 20% interest in two separate partnerships with certain customers. We provide management information systems and services to these partnerships. The Predecessor Company recorded service revenue from these partnerships of $3.7 million and $1.2 million for the year ended September 2005 and from October 1, 2005 to May 2, 2006, respectively. From Inception to September 30, 2006 and for the year ended September 30, 2007, respectively, we recorded service revenue from these partnerships of $0.4 million and $0.4 million, respectively. The Predecessor Company recorded equity income from these partnerships of $0.3 million and $0.1 million for the year ended September 30, 2005 and the period from October 1, 2005 to May 2, 2006, respectively.
Note 14. Segment Reporting
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
The following tables set forth, for the periods indicated, our revenues, cost of revenues, gross profit and gross profit as a percentage of revenue by Segment:

	Predecessor Company
	Year ended September 30, 2005
		Product	Content &	Other
(in thousands)	Systems	Support	Supply Chain	Services	Total
Revenues	$104,789	$96,267	$57,094	$7,841	$265,991
Cost of Revenues (exclusive of depreciation and amortization)	59,179	41,616	12,036	5,295	118,126

Gross Profit	$45,610	$54,651	$45,058	$2,546	$147,865

Gross Profit as a Percentage of Revenues	43.5%	56.8%	78.9%	32.5%	55.6%

	Predecessor Company
	Period from October 1, 2005 to May 2, 2006
		Product	Content &	Other
(in thousands)	Systems	Support	Supply Chain	Services	Total
Revenues	$91,404	$91,739	$36,665	$5,407	$225,215
Cost of Revenues (exclusive of depreciation and amortization)	47,547	36,694	8,125	3,762	96,128

Gross Profit	$43,857	$55,045	$28,540	$1,645	$129,087

Gross Profit as a Percentage of Revenues	48.0%	60.0%	77.8%	30.4%	57.3%

	Activant Solutions Inc.
	Inception to September 30, 2006
		Product	Content &	Other
(in thousands)	Systems	Support	Supply Chain	Services	Total
Revenues	$69,243	$64,226	$27,011	$3,710	$164,190
Cost of Revenues (exclusive of depreciation and amortization)	35,673	27,066	6,446	2,673	71,858

Gross Profit	$33,570	$37,160	$20,565	$1,037	$92,332

Gross Profit as a Percentage of Revenues	48.5%	57.9%	76.1%	28.0%	56.2%

	Activant Solutions Inc.
	Year Ended September 30, 2007
		Product	Content &	Other
(in thousands)	Systems	Support	Supply Chain	Services	Total
Revenues	$173,291	$160,505	$67,258	$8,068	$409,122
Cost of Revenues (exclusive of depreciation and amortization)	90,256	64,796	15,041	5,893	175,986

Gross Profit	$83,035	$95,709	$52,217	$2,175	$233,136

Gross Profit as a Percentage of Revenues	47.9%	59.6%	77.6%	27.0%	57.0%

Geographic segments
A breakdown by geographic area of revenues and total assets is shown below. The Americas geographic area covers the United States and Canada. The Europe geographic area covers the United Kingdom, Ireland and France.

	Predecessor Company		Activant Solutions Inc.
	Year Ended	Period from	Inception to	Year Ended
	September 30,	October 1, 2005	September 30,	September 30,
(in thousands)	2005	to May 2, 2006	2006	2007
Revenues:
Americas	$258,864	$221,247	$161,489	$402,656
Europe	7,127	3,968	2,701	6,466

Total revenues	$265,991	$225,215	$164,190	$409,122

	September 30,	September 30,
	2006	2007
Assets:
Americas	$965,217	$1,047,960
Europe	2,469	2,649

Total assets	$967,686	$1,050,609

Note 15. Guarantor Consolidation
The senior secured credit agreement and the senior subordinated notes are guaranteed by our existing, wholly-owned domestic subsidiaries HM COOP LLC, Speedware USA, Inc., Prelude Systems Inc., Activant Wholesale Distribution Solutions Inc., and Greenland Holding Corp. Since September 30, 2006, (i) the following subsidiaries have been merged into Activant Solutions Inc.: Triad Systems Financial Corporation, Triad Data Corporation, CCI/TRIAD Gem, Inc., Enterprise Computing Inc., Speedware Holdings, Inc., and CCI/ARD, Inc.; and (ii) the following subsidiaries have been merged into Activant Wholesale Distribution Solutions Inc. (formerly known as Prophet 21 New Jersey, Inc.): Prophet 21 Investment Corporation, Prophet 21 Canada, Inc., SDI Merger Corporation, Distributor Information Systems Corporation, Trade Services Systems, Inc., and STANPak Systems, Inc. Our other subsidiaries (the “Non-Guarantors”) are not guarantors of the senior secured credit agreement and the senior subordinated notes. The following consolidated statements of operations and cash flows for the year ended September 30, 2005 and the period from October 1, 2005 to May 2, 2006, represent the results of operations and cash flows of the Predecessor Company’s Guarantors and Non-Guarantors. The accompanying consolidated balance sheet as of September 30, 2006 and 2007 and the accompanying consolidated statements of operations and cash flows from Inception to September 30, 2006 and the year ended September 30, 2007 represent the financial position, results of operations and cash flows of the Company’s Guarantors and Non-Guarantors.
Consolidating Balance Sheet as of September 30, 2007

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$24,862	$4,154	$4,363	$—	$33,379
Trade accounts receivable, net of allowance for doubtful accounts	39,382	14,408	3,354	—	57,144
Inventories, net	4,061	1,014	284	—	5,359
Income taxes receivable	1,638	514	529	—	2,681
Deferred income taxes	7,534	942	146	—	8,622
Prepaid expenses and other current assets	5,119	398	219	—	5,736

Total current assets	82,596	21,430	8,895	—	112,921

Property and equipment, net	8,066	1,359	649	—	10,074
Intangible assets, net	203,447	29,667	2,452	—	235,566
Goodwill	560,880	103,420	1,869	6,037	672,206
Investments in subsidiaries	9,656	—	885	(10,541)	—
Intercompany receivables (payables)	78,175	(52,525)	(25,650)	—	—
Deferred financing costs	15,501	—	—	—	15,501
Other assets	4,108	143	95	(5)	4,341

Total assets	$962,429	$103,494	$(10,805)	$(4,509)	$1,050,609

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$13,606	$3,104	$1,691	$—	$18,401
Payroll related accruals	11,168	3,500	1,306	—	15,974
Deferred revenue	12,277	16,104	1,290	—	29,671
Current portion of long-term debt	750	—	—	—	750
Accrued expenses and other current liabilities	19,042	1,472	35	—	20,549

Total current liabilities	56,843	24,180	4,322	—	85,345

Long-term debt, net of discount	632,113	—	—	—	632,113
Deferred tax liabilities and other liabilities	79,941	(3,049)	65	—	76,957

Total liabilities	768,897	21,131	4,387	—	794,415

Total stockholders’ equity (deficit)	193,532	82,363	(15,192)	(4,509)	256,194

Total liabilities and stockholders’ equity	$962,429	$103,494	$(10,805)	$(4,509)	$1,050,609

Consolidating Balance Sheet as of September 30, 2006

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$26,498	$7,772	$2,113	$—	$36,383
Trade accounts receivable, net of allowance for doubtful accounts	39,134	12,681	3,874	—	55,689
Inventories, net	3,724	467	164	—	4,355
Income taxes receivable	12,195	406	305	—	12,906
Defe5rred income taxes	4,184	946	271	—	5,401
Prepaid expenses and other current assets	(26,400)	32,843	(1,212)	—	5,231

Total current assets	59,335	55,115	5,515	—	119,965

Property and equipment, net	6,717	1,341	669	—	8,727
Intangible assets, net	221,380	—	—	—	221,380
Goodwill	598,532	—	—	—	598,532
Investments in subsidiaries	16,911	(7,772)	3,437	(12,576)	—
Deferred financing costs	15,137	—	—	—	15,137
Other assets	3,734	127	84	—	3,945

Total assets	$921,746	$48,811	$9,705	$(12,576)	$967,686

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,996	$2,597	$351	$—	$13,944
Payroll related accruals	13,362	3,362	1,542	—	18,266
Deferred revenue	14,186	11,763	3,739	—	29,688
Current portion of long-term debt	3,900	—	—	—	3,900
Accrued expenses and other current liabilities	21,798	1,585	53	—	23,436

Total current liabilities	64,242	19,307	5,685	—	89,234

Long-term debt, net of discount	561,150	—	—	—	561,150
Deferred tax liabilities and other liabilities	61,006	7,599	1,024	—	69,629

Total liabilities	686,398	26,906	6,709	—	720,013

Total stockholders’ equity (deficit)	235,348	21,905	2,996	(12,576)	247,673

Total liabilities and stockholders’ equity	$921,746	$48,811	$9,705	$(12,576)	$967,686

Consolidating Statement of Operations for the Year Ended September 30, 2007

	Guarantor		Non-
	Principal	Guarantor	Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$110,467	$55,750	$7,074	$—	$173,291
Services	149,076	70,814	15,941	—	235,831

Total Revenues	259,543	126,564	23,015	—	409,122
Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	57,951	20,720	11,585	—	90,256
Services	60,288	17,474	7,968	—	85,730

Total cost of revenues	118,239	38,194	19,553	—	175,986

Gross profit	141,304	88,370	3,462	—	233,136

Operating expenses:
Sales and marketing	36,843	19,292	4,721	—	60,856
Product development	21,457	14,602	2,848	—	38,907
General and administrative	31,682	4,569	3,968	—	40,219
Depreciation and amortization	28,086	1,176	473	—	29,735
Acquisition-related costs	529	2	—	—	531
Restructuring costs	1,109	—	—	—	1,109

Total operating expenses	119,706	39,641	12,010	—	171,357

Operating income (loss)	21,598	48,729	(8,548)	—	61,779

Interest expense	(48,387)	(4)	(7)	—	(48,398)
Other income (expense), net	1,810	(443)	162	—	1,529

Income (loss) before income taxes	(24,979)	48,282	(8,393)	—	14,910
Income tax expense (benefit)	20,489	(12,186)	1,684	—	9,987

Net income (loss)	$(45,468)	$60,468	$(10,077)	$—	$4,923

Consolidating Statement of Operations from Inception to September 30, 2006

	Guarantor		Non-
	Principal	Guarantor	Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$45,903	$22,151	$1,193	$(4)	$69,243
Services	63,529	25,131	6,287	—	94,947

Total Revenues	109,432	47,282	7,480	(4)	164,190
Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	24,482	8,791	2,400	—	35,673
Services	25,858	7,152	3,179	(4)	36,185

Total cost of revenues	50,340	15,943	5,579	(4)	71,858

Gross profit	59,092	31,339	1,901	—	92,332

Operating expenses:
Sales and marketing	15,093	7,319	1,780	—	24,192
Product development	8,555	6,279	1,100	—	15,934
General and administrative	9,930	2,917	1,480	—	14,327
Depreciation and amortization	11,230	421	122	—	11,773
Acquisition-related costs	194	—	—	—	194
Restructuring costs	802	—	—	—	802

Total operating expenses	45,804	16,936	4,482	—	67,222

Operating income	13,288	14,403	(2,581)	—	25,110

Interest expense	(20,308)	(25)	(7)	—	(20,340)
Other income, net	70	148	117	—	335

Income (loss) before income taxes	(6,950)	14,526	(2,471)	—	5,105
Income tax expense	1,164	509	352	—	2,025

Net income (loss)	$(8,114)	$14,017	$(2,823)	$—	$3,080

Predecessor Company
Condensed Consolidating Statement of Operations for the period from October 1, 2005 to May 2, 2006

		Guarantor		Non-
	Parent	Principal	Guarantor	Guarantor
(in thousands)	Company	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$—	$62,373	$27,108	$1,923	$—	$91,404
Services	—	89,292	35,759	8,760	—	133,811

Total revenues	—	151,665	62,867	10,683	—	225,215
Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	—	35,001	11,201	1,345	—	47,547
Services	—	32,396	10,146	6,039	—	48,581

Total cost of revenues	—	67,397	21,347	7,384	—	96,128

Gross profit	—	84,268	41,520	3,299	—	129,087

Operating expenses:
Sales and marketing	—	20,375	8,256	1,918	—	30,549
Product development	—	11,606	9,037	1,343	—	21,986
General and administrative	—	14,392	4,951	2,116	—	21,459
Depreciation and amortization	—	14,310	613	588	—	15,511
Acquisition-related costs	563	31,728	—	—	—	32,291
Restructuring costs	116	—	—	—	—	116

Total operating expenses	679	92,411	22,857	5,965	—	121,912

Operating income	(679)	(8,143)	18,663	(2,666)	—	7,175

Interest expense	(3,213)	(29,760)	(9)	(18)	—	(33,000)
Write-off of prior deferred financing costs	(1,774)	(14,220)	—	—	—	(15,994)
Premiums on debt repurchase	(5,120)	(21,551)	—	—	—	(26,671)
Other income, net	—	281	234	218	—	733

Income (loss) before income taxes	(10,786)	(73,393)	18,888	(2,466)	—	(67,757)
Income tax expense (benefit)	(1,436)	(21,708)	7	584	—	(22,553)

Net income (loss)	$(9,350)	$(51,685)	$18,881	$(3,050)	$—	$(45,204)

Predecessor Company
Consolidating Statement of Operations for the Year Ended September 30, 2005

		Guarantor
	Parent	Principal	Guarantor	Non-Guarantor
(in thousands)	Company	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$—	$89,601	$12,252	$2,940	$(4)	$104,789
Services	—	130,295	17,277	13,630	—	161,202

Total Revenues	—	219,896	29,529	16,570	(4)	265,991
Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	—	52,901	4,887	1,391	—	59,179
Services	—	44,218	6,911	7,822	(4)	58,947

Total cost of revenues	—	97,119	11,798	9,213	(4)	118,126

Gross profit	—	122,777	17,731	7,357	—	147,865

Operating expenses:
Sales and marketing	—	33,108	2,231	2,737	—	38,076
Product development	—	16,514	3,549	1,316	—	21,379
General and administrative	—	20,816	5,321	1,931	—	28,068
Depreciation and amortization	—	15,188	302	624	—	16,114

Total operating expenses	—	85,626	11,403	6,608	—	103,637

Operating income	—	37,151	6,328	749	—	44,228

Interest expense	(235)	(25,499)	(18)	24	—	(25,728)
Other income (expense), net	—	651	70	(293)	—	428

Income (loss) before income taxes	(235)	12,303	6,380	480	—	18,928
Income tax expense	—	3,210	2,035	400	—	5,645

Net income (loss)	$(235)	$9,093	$4,345	$80	$—	$13,283

Consolidating Statement of Cash Flows for the year ended September 30, 2007

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$52,180	$(1,618)	$682	$—	$51,244

Investing activities
Purchase of Silk Systems, net of cash	(6,912)	—	—	—	(6,912)
Purchase of Eclipse, net of cash	(101,260)	—	—	—	(101,260)
Purchase of property and equipment	(6,276)	(592)	(188)	—	(7,056)
Capitalized software costs and databases	(5,276)	—	—	—	(5,276)
Unrealized loss on cash flow hedge, net	(788)	—	—	—	(788)
Purchase Price Adjustment	1,436	(1,408)	1,756	—	1,784

Net cash provided by (used in) investing activities	(119,076)	(2,000)	1,568	—	(119,508)

Financing activities
Proceeds from long-term debt	75,000	—	—	—	75,000
Deferred financing costs	(2,540)	—	—	—	(2,540)
Proceeds from credit facility	20,000	—	—	—	20,000
Payment on long-term debt	(25,187)	—	—	—	(25,187)
Repayment of senior notes	(2,000)	—	—	—	(2,000)
Repurchase of common stock	(13)	—	—	—	(13)

Net cash provided by financing activities	65,260	—	—	—	65,260

Change in cash and cash equivalents	(1,636)	(3,618)	2,250	—	(3,004)
Cash and cash equivalents, beginning of period	26,498	7,772	2,113	—	36,383

Cash and cash equivalents, end of period	$24,862	$4,154	$4,363	$—	$33,379

Consolidating Statement of Cash Flows from Inception to September 30, 2006

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$20,762	$7,857	$2,073	$—	$30,692

Investing activities
Purchase of Activant Solutions Inc, net of cash	(782,894)	—	—	—	(782,894)
Purchase of property and equipment	(1,864)	(85)	40	—	(1,909)
Capitalized software costs and databases	(2,202)	—	—	—	(2,202)

Net cash used in investing activities	(786,960)	(85)	40	—	(787,005)

Financing activities
Issuance of common stock at inception	245,625	—	—	—	245,625
Proceeds from long-term debt	565,000	—	—	—	565,000
Payment on long-term debt	(1,950)	—	—	—	(1,950)
Deferred financing costs	(15,979)	—	—	—	(15,979)

Net cash used in financing activities	792,696	—	—	—	792,696

Change in cash and cash equivalents	26,498	7,772	2,113	—	36,383
Cash and cash equivalents, beginning of period	—	—	—	—	—

Cash and cash equivalents, end of period	$26,498	$7,772	$2,113	$—	$36,383

Predecessor Company
Condensed Consolidating Statement of Cash Flows for the period from October 1, 2005 to May 2, 2006

		Guarantor		Non-
	Parent	Principal	Guarantor	Guarantor
(in thousands)	Company	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$(6,856)	$20,888	$(998)	$(363)	$—	$12,671

Investing activities
Purchase of property and equipment	—	(3,232)	(210)	(144)	—	(3,586)
Capitalized software costs and databases	—	(3,455)	—	—	—	(3,455)
Purchase price adjustments	—	508	—	—	—	508
Equity distributions from partnerships	—	679	—	—	—	679

Net cash used in investing activities	—	(5,500)	(210)	(144)	—	(5,854)

Financing activities
Proceeds from long-term debt	40,000	145,000	—	—	—	185,000
Repayment of senior unsecured bridge loan	(40,000)	(140,000)	—	—	—	(180,000)
Proceeds from credit facility	—	10,000	—	—	—	10,000
Repayment on credit facility	—	(10,000)				(10,000)
Payment on long-term debt	—	—	(149)	—	—	(149)
Repurchase of common stock	(840)	—	—	—	—	(840)
Dividend to/from parent	8,384	(8,384)	—	—	—	—
Exercise of stock options	105	—	—	—	—	105
Deferred financing costs	(793)	(2,768)	—	—	—	(3,561)

Net cash provided by (used in) financing activities	6,856	(6,152)	(149)	—	—	555

Net change in cash and cash equivalents	—	9,236	(1,357)	(507)	—	7,372
Cash and cash equivalents, beginning of period	—	5,800	3,943	1,209	—	10,952

Cash and cash equivalents, end of period	$—	$15,036	$2,586	$702	$—	$18,324

Predecessor Company
Consolidating Statement of Cash Flows for the Year Ended September 30, 2005

		Guarantor		Non-
	Parent	Principal	Guarantor	Guarantor
(in thousands)	Company	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$(679)	$38,304	$(5,336)	$(12,081)	$—	$20,208

Investing activities
Purchase of Speedware, net of cash		(117,062)	6,071	10,157		(100,834)
Purchase of Prophet 21 , net of cash		(221,848)	3,648			(218,200)
Purchase of other businesses	—	(2,646)	—	—	—	(2,646)
Purchase of property and equipment	—	(3,922)	(40)	(448)	—	(4,410)
Capitalized software costs and databases	—	(5,052)	—	—	—	(5,052)
Equity distributions from partnerships	—	542	—	—	—	542

Net cash used in investing activities	—	(349,988)	9,679	9,709	—	(330,600)

Financing activities
Proceeds from long-term debt	40,000	260,000	—	—	—	300,000
Deferred finance costs	(1,014)	(9,306)	—	—	—	(10,320)
Payment on long-term debt	—	(200)	(293)	—	—	(493)
Exercise of stock options	92	—	—	—	—	92
Capital contribution from parent	(38,399)	38,399	—	—	—	—

Net cash used in financing activities	679	288,893	(293)	—	—	289,279

Change in cash and cash equivalents	—	(22,791)	4,050	(2,372)	—	(21,113)
Cash and cash equivalents, beginning of period	—	28,591	(107)	3,581	—	32,065

Cash and cash equivalents, end of period	$—	$5,800	$3,943	$1,209	$—	$10,952

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Principal Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that information required to be disclosed by us in the reports that we file with or submit to the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file with or submit to the SEC is accumulated and communicated too our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as described above, our CEO and CFO have concluded that as of September 30, 2007 our disclosure controls and procedures were effective.
Internal Controls Over Financial Reporting
During our fiscal quarter ended September 30, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the SEC for companies that were not required to file an annual report pursuant to section 13(a) or 15(d) of the Exchange Act for the prior fiscal year or had not filed an annual report with the SEC for the prior fiscal year.
Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls and procedures or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurances that the objectives of the control system are met. The design of a control system reflects resource constraints, and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, have been or will be detected.
Item 9B. Other Information.
Ernst & Young LLP (“E&Y”) has a business relationship with a company other than us that is also controlled by affiliates of Hellman & Friedman, LLC, our majority stockholder. The other company provides expert services to E&Y in connection with E&Y’s defense of certain professional liability litigation matters. E&Y is not the auditor of the other company, and does not believe the services provided, or the amounts paid therefore, are material to either the other company or E&Y. This relationship does not involve Activant nor have any impact on its consolidated financial statements. Our audit committee and E&Y have separately considered the impact that this relationship may have had on E&Y’s independence with respect to us. Both our audit committee and E&Y have concluded that this relationship with the other company does not impact E&Y’s independence. In making this determination, both our audit committee and E&Y considered, among other things, the immaterial, indirect nature of the relationship as it relates to us.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Set forth below are the names, ages and positions of our and Activant Group’s directors and executive officers as of December 21, 2007. All directors hold office until the next annual meeting our stockholders or Activant Group, as the case may be, or until their successors are duly elected and qualified.

Name	Age	Position
Pervez A. Qureshi	51	President, Chief Executive Officer and Director
Kathleen M. Crusco	42	Senior Vice President and Chief Financial Officer
William Wilson	49	Senior Vice President of Product Development
Stephen A. McLaughlin	50	Senior Vice President and General Manager of Wholesale Distribution
Scott B. Hanson	53	Senior Vice President and General Manager of Hardlines and Lumber
David F. Petroni	40	Senior Vice President of Corporate Development
Timothy F. Taich	51	Vice President, General Counsel and Secretary
Robert B. Henske	46	Chairman of the Board of Directors (1),(2) **
C. Andrew Ballard	35	Director (1),(2) *
Paul V. Barber	46	Director (1)
Marcel Bernard	69	Director
Orlando Bravo	37	Director (2)
S. Scott Crabill	37	Director
David R. Tunnell	37	Director (2)

(1)	Denotes a member of the Audit Committee, “*” denotes Chair of Audit Committee.

(2)	Denotes a member of the Compensation Committee, “**” denotes Chair of Compensation Committee.
Mr. Qureshi has been employed by us since 1994. He was appointed as our President and Chief Executive Officer at the effective time of the mergers, or May 2, 2006. Mr. Qureshi joined us as Director of Marketing in 1994. He became Senior Vice President and General Manager of our Hardlines and Lumber division in 1999. He became Group President of our vertical markets in 2004, Senior Vice President and Chief Operating Officer in April 2005, and Executive Vice President in October 2005. Prior to joining us, Mr. Qureshi was President of a management consulting company he founded and was Vice President of Marketing at Harvest Software. He has also held management positions at Metaphor Computer Systems and Hewlett-Packard Company and engineering positions at International Business Machines Incorporated. Mr. Qureshi holds a B.S.E.E. degree from the University of Lowell, in Lowell, Massachusetts and an M.B.A. from the Darden Graduate School of Business at the University of Virginia.
Ms. Crusco joined us as Senior Vice President and Chief Financial Officer on May 3, 2007. Prior to joining us, Ms. Crusco was Vice President, Finance at Polycom, Inc. from March 2005 to May 2007 and Vice President, Worldwide Controller from January 2002 to March 2005. In addition, Ms. Crusco served as Chief Accounting Officer from August 2002 through March 2005. From April 1999 through January 2002, Ms. Crusco served as Vice President, Worldwide Controller at Documentum, Inc. and from July 1997 through April 1999 as Director of Finance at Adaptec, Inc. Ms. Crusco also spent 10 years at Price Waterhouse LLP in various management roles. Ms. Crusco has a B.S. in Business Administration with an emphasis in accounting from California State University of Chico.
Mr. Wilson joined us in 1981 as a software engineer. He became Vice President of Product Development for our non-automotive vertical markets in 1999 and for all of our vertical markets in 2004. Mr. Wilson was promoted to Senior Vice President of Product Development in October 2005. Prior to joining us, Mr. Wilson worked at the consulting firm of Towers Perrin. Mr. Wilson has a B.A. from Yale University.
Mr. McLaughlin has been employed by us since 1982 and has been our Senior Vice President and General Manager of the Wholesale Distribution Group since October 2005. Mr. McLaughlin joined us as a Sales Representative in our Automotive/Tire Division in 1982 and has served in several sales and sales management capacities since then. Mr. McLaughlin became Vice President and General Manager of the Lumber and Building Materials Group in October 1999 and held that role until October 2005. Mr. McLaughlin has a B.S. in Business Economics from the University of San Francisco.
Mr. Hanson has been employed by us since June 1, 1978 and has been our Senior Vice President of Hardlines and Lumber since October 2007. Mr. Hanson joined us as a Sales Representative in our Automotive Division in 1978 and has served in several sales and management capacities since then. Mr. Hanson became Vice President of Sales in 1998 and held that role until becoming Vice President of Marketing in 2001. In 2004, he became Vice President National Accounts and Customer Sales and held that role until 2005. He then served as Vice President and General Manager of Hardware and Home Center from 2006 to 2007.

Mr. Petroni joined us on December 11, 2006 as Senior Vice President of Corporate Development. Prior to joining us, Mr. Petroni served as Vice President of Corporate Development for Valchemy Inc. during 2006 and Chief Financial Officer from 2004 through 2005. From 2001 to 2004, Mr. Petroni also served as Vice President of Corporate Business Development at PeopleSoft, Inc. Prior to PeopleSoft, Mr. Petroni held senior M&A and finance roles for Vignette Corporation, OnDisplay, Inc., General Electric Company, and National Semiconductor, Inc. Mr. Petroni holds both a B.S. in Agricultural Managerial Economics and a B.A. in Political Science from the University of California at Davis. Mr. Petroni also holds an M.B.A. from Georgetown University.
Mr. Taich joined us on September 18, 2006 as Vice President, General Counsel and Secretary. Prior to joining us, Mr. Taich served as acting General Counsel at Maxtor Corporation, where he held various positions in the Legal Department from 2001 to 2006. Mr. Taich served as Corporate Legal Counsel for Triad Systems Corporation from 1991 to 1997, a publicly traded company and predecessor of Activant. Mr. Taich also served in the Legal Department of Compaq Computer Corporation (and previously Tandem Computers, which was acquired by Compaq in 1998) from 1997 to 1999, and as a principal and venture partner of Palo Alto Ventures and Wingspring, Inc., respectively. Mr. Taich began his career as an associate at the law firm of Ware & Friedenrich (now DLA Piper Rudnick) from 1986 to 1991. He is a member of the State Bar of California and holds a J.D. from the University of California, Berkeley (Boalt Hall) and a B.S. in Business from the University of Colorado, Boulder.
Mr. Henske became one of our directors, and the Chairman of our Board of Directors, on November 2, 2007. Mr. Henske has served as a Managing Director of Hellman & Friedman LLC since July 2007. From May 2005 until July 2007, he served as Senior Vice President and General Manager of the Consumer Tax Group of Intuit Inc. He was Intuit’s Chief Financial Officer from January 2003 to September 2005. Prior to joining Intuit, he served as Senior Vice President and Chief Financial Officer of Synopsys, Inc., a supplier of electronic design automation software, from May 2000 until January 2003. From January 1997 to May 2000, Mr. Henske was at Oak Hill Capital Management, a Robert M. Bass Group private equity investment firm, where he was a partner. Mr. Henske also serves on the board of directors of VeriFone, Inc. Mr. Henske holds a B.S. in Chemical Engineering from Rice University and an M.B.A. in Finance and Strategic Management from The Wharton School of Business, University of Pennsylvania.
Mr. Ballard became one of our directors on May 2, 2006. Mr. Ballard is a Managing Director at Hellman & Friedman LLC. He also serves as a director of DoubleClick, Inc., Vertafore, Inc. and Catalina Marketing, Inc. Prior to joining Hellman & Friedman in 2004, Mr. Ballard was employed by Bain Capital in San Francisco and Boston. Prior to that, he worked for Bain & Company. Mr. Ballard graduated cum laude from Harvard College and has an M.B.A. from the Stanford Graduate School of Business.
Mr. Barber became one of our directors on May 2, 2006. Mr. Barber is a General Partner of JMI Equity. Mr. Barber joined JMI in 1998. He serves on the board of directors of Blackbaud, Inc., Burr Wolff Management, Inc., DoubleClick, Inc., Service-now.com, TC3 Health, Inc. and Vertafore, Inc. Mr. Barber was formerly a Director of Blackbaud, Inc., Mitchell International, Inc. and Sterling Software, Inc. and a Trustee of Stanford University. From 1990 to 1998, Mr. Barber was employed by Alex.Brown serving as a Managing Director and Head of the Software Investment Banking Practice. In 1989, Mr. Barber worked in Product Marketing at Microsoft Corporation. Mr. Barber began his career at Merrill Lynch & Co. Mr. Barber received an A.B. from Stanford University and an M.B.A. from the Harvard Business School.
Mr. Bernard became one of our directors on May 2, 2006. Mr. Bernard is an executive business consultant. From 1994 to 2000, Mr. Bernard was Corporate Vice President, Operations, of Geac Computer Corporation, a performance management software company, where he was responsible for the management and overall performance of several company businesses located in North America, Europe and the United Kingdom, representing $250 million in annual revenues. From 1992 to 1994, Mr. Bernard was Senior Vice President, Ontario Division, of St. Lawrence Cement, a Canadian producer and supplier of products and services to the construction industry. At St. Lawrence Cement, Mr. Bernard was responsible for the management of all Ontario business units, representing over $400 million in revenues. From 1991 to 1992, Mr. Bernard was President and CEO of SaskTel, Saskatchewan’s largest phone company with $600 million in revenues and over 4,200 employees. Prior to this, Mr. Bernard occupied various positions at Motorola, most notably as President of Motorola Canada from 1982 to 1991. Mr. Bernard serves or has served on the board of several organizations, including most recently Datatel, Inc., Prophet 21, Inc., VECTORsgi, Inc. (now a subsidiary of Metavante), Vision Solutions, Inc., and Embarcadero Technologies, Inc.
Mr. Bravo became one of our directors on May 2, 2006. Mr. Bravo is a Managing Partner at Thoma Cressey Bravo, Inc. Mr. Bravo joined Thoma Cressey Bravo at its formation in 1998. He previously worked in the Mergers & Acquisitions group of Morgan Stanley & Co. based in New York. He is a director of Datatel, Inc., JDA Software Group, Inc., Consona, Inc., Hyland Software Inc., Embarcadero Technologies, Inc. and Sirius Computer Solutions, Inc. Mr. Bravo was the former Chairman of Prophet 21, Inc. and former director of VECTORsgi, Inc. Mr. Bravo has undergraduate degrees in Economics and Political Science from Brown University, a J.D. from the Stanford Law School and an M.B.A. from the Stanford Graduate School of Business.
Mr. Crabill became one of our directors on May 2, 2006. Mr. Crabill is a Partner at Thoma Cressey Bravo Inc. Mr. Crabill joined Thoma Cressey from Summit Partners, a leading private equity firm, where he invested in and worked with companies in many growth sectors, including software, electronics and IT services. Previously, he was with the private equity firm of Whitney & Co., Stamford, Connecticut, where he was active in middle-market buyouts and growth equity financings. His other experience includes employment with Hewlett-Packard Company as a product manager and with Alex.Brown & Sons in corporate finance and mergers & acquisitions. He is a Director of AttachmateWRQ, Inc. Mr. Crabill earned a B.S. in Industrial Engineering from Stanford University and an M.B.A. from Stanford’s Graduate School of Business.

Mr. Tunnell became one of our directors on May 2, 2006. Mr. Tunnell is a Managing Director at Hellman & Friedman LLC. He is also a director of GeoVera Insurance Group Holdings, Ltd., as well as the Chairman of the Board of Directors of Vertafore, Inc. He was formerly a director of Arch Capital Group Ltd., Blackbaud, Inc., and Eastern Sea Laem Chabang Terminal Co., Ltd. Mr. Tunnell is also a Term Member of the Council on Foreign Relations. Prior to joining Hellman & Friedman in 1994, Mr. Tunnell was employed by the Banking Group of Lazard Frères & Co. in New York. Mr. Tunnell graduated magna cum laude from Harvard College and has an M.B.A. from the Harvard Business School.
Board Composition and Governance
The composition of our board of directors is established by the terms of the stockholders agreement entered into by us, Activant Group, funds affiliated with Hellman & Friedman, Thoma Cressey and JMI Equity and certain members of our management. Among other things, this stockholders agreement provides that, prior to an initial public offering of the shares of Activant Group’s common stock, the parties that beneficially own shares of Activant Group common stock will vote those shares to elect a board of directors comprised of the following persons:
•	our chief executive officer;

•	up to two board members designated by Thoma Cressey (currently Messrs. Bravo and Crabill);

•	one board member designated by JMI (currently Mr. Barber); and

•	the remaining board members designated by Hellman & Friedman (currently Messrs. Ballard, Bernard, Henske and Tunnell).
For a discussion regarding the stockholders agreement, please refer to “Item 13. Certain Relationships and Related Transactions, and Director Independence—Stockholders Agreement.”
The committees of our board of directors currently consist of an audit committee and a compensation committee. None of the members of our audit committee and compensation committee is independent. Our board of directors is not comprised of a majority of independent directors, and its committees are not comprised entirely of independent directors, because we are a privately held company and not subject to applicable listing standards. Please see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Audit Committee Financial Expert
Our board of directors has determined that Mr. Ballard and Mr. Barber each, qualify as an “audit committee financial expert,” as this term has been defined by the SEC in Item 407(d)(5) of Regulation S-K. Messrs. Ballard and Barber were determined by our board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including based on his prior experience of actively supervising chief financial officers.
Our board of directors determined that Mr. Ballard acquired the required attributes for such designation as a result of the following relevant experience, which forms of experience are not listed in any order of importance and were not assigned any relative weights or values by our board in making such determination:
•	experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements, including experience serving as Audit Committee Chair for DoubleClick, Inc. from July 2005 to date and Audit Committee Chair for Vertafore, Inc. from December 2004 to date;

•	experience as a private equity investor for ten years, including managing all aspects and facets of accounting due diligence and issuing accounting statements;

•	M.B.A. from Stanford University, including advanced accounting coursework; and

•	continued periodic study of recent accounting pronouncements.
Our board of directors determined that Mr. Barber acquired the required attributes for such designation as a result of the following relevant experience, which forms of experience are not listed in any order of importance and were not assigned any relative weights or values by our board in making such determination:
•	experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements, including experience serving on the Audit Committee for Stanford University from 2003 —to 2005, eBenX, Inc. (NASDAQ: EBEX) from 1999 to 2003, and Blackbaud Inc. from 1999 to 2005;

•	experience as a private equity investor for over nine years, including managing all aspects and facets of accounting due diligence and issuing accounting statements;

•	M.B.A. from Harvard University; and

•	continued periodic study of recent accounting pronouncements.
Code of Ethics for Senior Financial Management
We have adopted a Code of Ethics for Senior Financial Management (the “Code of Ethics”) which is applicable to our Chief Executive Officer, Chief Financial Officer, Vice President of Finance and Controller. To date, we have not granted any waivers to the Code of Ethics. We have filed a copy of our Code of Ethics as Exhibit 14.1 to this Annual Report on Form 10-K. A free copy of our Code of Ethics may be obtained by directing your request to Activant Solutions Inc., 7683 Southfront Road, Livermore, CA 94551 Attn: General Counsel.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
Our executive compensation program, including with respect to our Named Executive Officers, is overseen and administered by the Compensation Committee of our Board of Directors (“Board”). Our “Named Executive Officers” are (1) our current chief executive officer, (2) our current chief financial officer, (3) each of our three other most highly compensated executive officers who were serving as executive officers at the end of September 30, 2007 and (4) our former chief financial officers, each of whom would have been one of our three most highly compensated executive officers but for the fact that he or she was not serving as one of our executive officers at September 30, 2007.
The Board has appointed Messrs. Henske, Ballard, Bravo and Tunnell to serve on the Compensation Committee. None of our executive officers has served as a member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director of our company or member of our Compensation Committee. Messrs. Ballard, Henske and Tunnell are managing directors of Hellman & Friedman LLC and Mr. Bravo is a partner of Thoma Cressey Bravo, Inc. Affiliates of Hellman & Friedman LLC and Thoma Cressey Bravo, Inc. together beneficially own approximately 95.5% of the outstanding common stock of Activant Group. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
The Compensation Committee operates under a written charter adopted by our Board and has responsibility for discharging the responsibilities of the Board relating to the review of the compensation of our executive officers and making recommendations to the non-executive directors for approval. Compensation decisions with respect to our Named Executive Officers, other than our chief executive officer, generally are made by means of reviews of executive compensation by our chief executive officer and our senior vice-president of human resources in consultation with other members of the executive management team, which typically would include any other Named Executive Officer to whom the applicable executive officer directly reports. Once such consultations and reviews are complete, our chief executive officer makes recommendations regarding the compensation of these Named Executive Officers to our Compensation Committee, which may accept, modify or reject one or more of the recommendations. All recommendations with respect to the compensation of our chief executive officer are made solely by our Compensation Committee. Our Compensation Committee then submits its final recommendations to our non-executive directors for approval. Our Compensation Committee and the nonexecutive directors exercise their discretion in accepting, modifying or rejecting management’s recommendations regarding executive compensation, as described below.
Objectives of Our Compensation Program
Our executive compensation program is intended to meet three principal objectives:
•	to provide competitive compensation packages to attract and retain superior executive talent;

•	to reward successful performance by the executive and the company by linking a significant portion of compensation to our financial results; and

•	to align the interests of executive officers with those of our stockholders by providing long-term equity compensation and meaningful equity ownership.
To meet these objectives, our compensation program balances short-term and long-term goals and mixes fixed and at-risk compensation related to the overall financial performance of the company. Our compensation program for senior executives, including the Named Executive Officers, is generally designed to reward the achievement of targeted financial goals. The compensation program is intended to reinforce the importance of performance and accountability at various operational levels, and a significant portion of total compensation is provided in the form of cash compensation incentives that reward performance as measured against corporate established financial goals, including revenue and EBITDA targets, adjusted to include or exclude transactions agreed upon by the Compensation Committee. EBITDA represents earnings before interest, taxes, depreciation and amortization. Each element of our compensation program is reviewed individually and considered collectively with the other elements of our compensation program to ensure that it is consistent with the goals and objectives of both that particular element of compensation and our overall compensation program.
Elements of Our Executive Compensation Program
Overview
For fiscal year 2007, the principal elements of compensation for our Named Executive Officers included:
•	annual cash compensation consisting of base salary and performance-based incentive bonuses

•	long-term equity incentive compensation

•	health and welfare benefits

•	severance and/or change of control benefits
Annual Cash Compensation — Base Salary
For fiscal year 2007, the compensation for each of Messrs. Qureshi, McLaughlin, Wilson and Hanson, who were employed by us at the time of the mergers, was negotiated and determined by such Named Executive Officer and affiliates of Hellman & Friedman at the time of the mergers. For Named Executive Officers hired after the merger, compensation was based on our historical compensation practices, the experience and existing compensation arrangements of the executive officer, competitive factors existing in the employment market, competitive compensation practices within the industry based on the recommendations of the professional recruiter, if any, that we engaged in connection with a search for candidates for such executive position, the experiences of our non-executive directors, and individual negotiations with these executive officers.
In assessing compensation for our executives, we use compensation survey data for a broad set of companies in a comparable industry and size. We believe that this aggregated data provides us with appropriate benchmarks because these companies provide technology products and services and compete with us for executives and other employees. The survey data is derived from the Radford Executive Survey, and includes data relative to (i) an overall group of companies across a variety of industries, (ii) software companies with revenue between $200 million and $1 billion, (iii) the overall survey group of companies with revenue between $200 million and $500 million, (iv) the overall survey group of companies with revenue between $200 million and $1 billion and located in Northern California and (v) the overall survey group of companies with revenue between $200 million and $1 billion and located outside Northern California. In performing the analysis, our Compensation Committee reviewed the relevant data obtained from the categories or sub-categories of data identified above both in relation to base salary and in relation to performance-based cash compensation payable to our Named Executive Officers.
Our annual cash compensation for our Named Executive Officers includes base salary and performance-based cash compensation. We generally target base salary at the 50th percentile based on our analysis of the applicable survey data described above, and total cash compensation (assuming that 100% of the target performance-based incentive bonus is earned) slightly above the 50th percentile based on such survey data. However, in establishing or reviewing the base salary and annual performance-based cash compensation for each individual, we also consider the individual’s performance, achievement of management objectives and contributions to our overall business. Therefore, the Compensation Committee may and does exercise its discretion to award cash compensation for any Named Executive Officer either below or above the 50th percentile level identified by the survey data reviewed.
Annual compensation reviews are typically performed in April of each year and total compensation is adjusted for each Named Executive Officer after his or her annual review has been completed. However, increases in compensation may be made at other times of the year based on changes in responsibilities or other considerations that may apply to our Named Executive Officers. For example, as a result of our acquisition of the Eclipse business during our fiscal year 2007 and the inclusion of this business within our Wholesale Distribution line of business, Mr. McLaughlin received an increase in his annual base salary effective October 1, 2007 to $250,000 to reflect the addition of responsibility for the Eclipse business unit. Similarly, during our fiscal year 2007, Mr. Hanson’s responsibilities were expanded to cover customers in the lumber industry, in addition to his previous responsibility for hardlines customers. As a result, Mr. Hanson received an increase in his annual base salary effective October 1, 2007 to $220,000.
The base salaries paid to our Named Executive Officers for fiscal year 2007 are shown in the Summary Compensation Table below.
Annual Cash Compensation — Bonus Plan
Our Incentive Bonus Plan (“IB Plan”) is designed to reward our executives for the achievement of annual financial targets and management objectives. As described in greater detail below, the targets and objectives for those of our Named Executive Officers with responsibilities that cover our entire business are based on the achievement of corporate-wide performance targets while the targets and objectives for those of our Named Executive Officers with responsibilities generally related to only one of our business units are based on a combination of the achievement of corporate-wide performance targets and applicable business unit performance targets. Generally, for fiscal year 2007, the Named Executive Officers were eligible to receive performance-based incentive bonuses under the IB Plan with target payouts ranging from 0% to 175% of a participant’s annual target bonus amount. The actual bonus is payable upon achievement of targeted revenue and targeted

EBITDA (as such term is defined in our existing bank loan agreement), subject to certain adjustments which are approved by the board of directors. The above metrics were used to align the performance of each executive officer with objectives related to the company and their respective functional areas, where applicable. Under the IB Plan, the incentive bonuses are generally paid on a quarterly basis for the first three quarters of each fiscal year if the financial performance for each quarter, as well as year-to-date performance, indicates that we will meet our annual targets. The final bonus payment, if any, is made to our Named Executive Officers after the end of a fiscal year on the basis of the financial performance for the entire year, less any amounts previously paid in one or more quarterly installments.
For the 2007 fiscal year, three of our Named Executive Officers, Messrs. Qureshi and Wilson and Ms. Crusco, were eligible to receive a bonus under the IB Plan determined solely by the Company’s overall financial performance as measured by a combination of revenue and EBITDA targets. We selected revenue and EBITDA as the most appropriate measures upon which to base the annual incentive bonus for our executive officers because they are important metrics used by our management and investors to evaluate the performance of the company. We established revenue and EBITDA targets at the commencement of the measurement period. The IB Plan for Messrs. Qureshi and Wilson and Ms. Crusco required a minimum achievement of 98% of the annual EBITDA target and 95% of revenue target in order to achieve a 50% payout of the target bonus; 100% achievement of the EBITDA and revenue targets for a payout of 100% of the target bonus; and 105% achievement of the EBITDA target and 100% of revenue target for a payout of 175% of the target bonus. The IB Plan was capped relative to achievement of the EBITDA and revenue targets at a 175% payout. As a result of our fiscal year 2007 performance, we will make a bonus payout at 90% of the target bonus amount to each of these three executives. Our former chief financial officer who resigned in January 2007 received a performance-based incentive bonus at 100% of target for the first three quarters of fiscal year 2007 but was not entitled to receive any further bonus payments.
The IB Plan for our remaining two Named Executive Officers, Messrs. McLaughlin and Hanson, was structured similarly to the bonus plan as described above, except that the individual’s performance was measured by a combination of the achievement of corporate-wide financial metrics and business unit financial metrics. For the 2007 fiscal year, the IB Plan for Steve McLaughlin was weighted 35% towards the achievement of corporate-wide revenue and EBITDA targets and 65% towards the achievement of “business unit contribution” targets for the business unit he manages. For purposes of the IB Plan, “business unit contribution” means both the revenue generated by the business unit and the business unit gross profit, less direct sales, marketing product development and advice line costs, measured as a percent of plan for the business unit. The percentage payout under the business unit portion of the IB Plan is then determined by a combination of the achievement of the business unit revenue targets and business unit earnings targets described above, calculated in a similar fashion as for the corporate-wide performance targets described above. For fiscal year 2007, the IB Plan for Scott B. Hanson was weighted 62.5% towards the achievement of corporate-wide revenue and EBITDA targets and 37.5% towards the achievement of business unit contribution targets for the business unit he manages. As a result of our fiscal year 2007 performance, we will make a bonus payment to Mr. McLaughlin of 123% of his target bonus amount and a bonus payment to Mr. Hanson of 75% of his target bonus amount.
For the 2007 fiscal year, the targets established under the IB Plan for all of our Named Executive Officers were in line with the annual operating plan established by our Board. While our Compensation Committee considers the annual bonus targets for our Named Executive Officers to be attainable, the targets require significant and sustained effort on the part of our company and the applicable business units for the Named Executive Officers to earn a bonus equal to or in excess of their respective target amounts. Performance-based incentive bonuses earned by the Named Executive Officers for fiscal year 2007 are shown in the Summary Compensation Table below.
The IB Plan for our fiscal year 2008 is expected to be similar in structure to the IB Plan for fiscal year 2007 with the exception of the following modifications: (i) the addition of a 10%-20% individual performance component to the mix of targets and objectives required to be achieved and a corresponding reduction in the corporate-wide and business unit targets, as applicable; (ii) a potential payout of 110% of the target bonus amount for 100% achievement of budgeted EBITDA and revenue targets; and (iii) with respect to the Named Executive Officers whose primary responsibility relates to a single business unit, an overall weighting of achievement between corporate and business unit performance of 70% and 30%, respectively.

Long-Term Equity Compensation
We intend for our stock option incentive program to be the primary vehicle for offering long-term incentives and rewarding our executive officers, managers and key employees. Because of the direct relationship between the value of an option and the value of our stock, we believe that granting options is a method of motivating our executive officers to manage our company in a manner that is consistent with the interests of the company and our stockholders. We also regard our option program as a key retention tool. Retention is an important factor in our determination of the number of underlying shares to grant.
Following the completion of the mergers, Activant Group established a new stock incentive plan, the 2006 Stock Incentive Plan (“Stock Incentive Plan”), which governs, among other things, the grant of options, restricted stock and other equity-based awards. In connection with the completion of the merger, we reserved a pool of options to acquire Activant Group common stock under the Stock Incentive Plan to be granted to select employees, including our Named Executive Officers, after the mergers. A portion of that pool was also reserved for grants to new hires. As a general matter, it is our policy to grant stock options to our Named Executive Officers only upon commencement of employment or in connection with a promotion or assignment of additional responsibilities. For example, as a result of the addition of the responsibility for managing the Eclipse business unit, on November 2, 2007, Mr. McLaughlin was granted an option to acquire 60,000 shares of our common stock at an exercise price of $4.92 per share. Similarly, as a result of the increase in his responsibilities, on November 2, 2007, Mr. Hanson was granted an option to acquire 25,000 shares of our common stock at an exercise price of $4.92 per share. We do not currently anticipate making annual options grants and do not presently intend to make any additional option grants to Named Executive Officers other than in connection with new hires or promotions.
All stock options that have been granted under the stock incentive plan are “time-based options” that vest and become exercisable over a five-year period. For a more detailed discussion regarding the 2006 Stock Incentive Plan and the options granted under that plan, see the section entitled “2006 Stock Incentive Plan.” Additional information regarding grants made to the Named Executive Officers is included in the tables below.
Cash Retention Bonus
On November 15, 2006, our Board approved a cash retention bonus plan (“Cash Retention Bonus Plan”) for the payment of a bonus to those employees, including our Named Executive Officers, who had been granted an option through that date under the Stock Incentive Plan, calculated by the number of options granted for such employee times $0.35. In the case of the Named Executive Officers, payment of the retention bonus vests twenty percent (20%) per year, commencing on September 30, 2007 and each September 30th for the next four subsequent years. Vesting under the Cash Retention Bonus Plan accelerates in the event of a Change in Control, as defined under the Stock Incentive Plan. In addition, in the event that we terminate Mr. Qureshi’s employment without “cause” or if he resigns for “good reason” (as each term is defined in his employment agreement), and one or more of the payment dates has not occurred as of such termination, any annual installment that he would have received on or prior to the six month anniversary of such termination of employment will become immediately vested and payable.

			Amount Outstanding and
			Subject to Annual Vesting
		Amount Vested During	over Four Years
Named Executive	Total Cash Retention	Fiscal Year Ended	commencing
Officer	Bonus Amount	September 30, 2007	September 30, 2008
Pervez Qureshi	$758,333.45	$151,666.69	$606,666.76
Stephen McLaughlin	$113,750.00	$22,750.00	$91,000.00
Bill Wilson	$131,250.00	$26,250.00	$105,000.00
Scott B. Hanson	$96,250.00	$19,250.00	$77,000.00
Benefits
We offer a variety of health and welfare programs to all eligible employees, including the Named Executive Officers. The Named Executive Officers generally are eligible for the same benefit programs on the same basis as the rest of our employees, including medical and dental care coverage, life insurance coverage, short-and long-term disability and a 401(k) plan. We do not provide perquisites as part of our executive compensation program.

Employment Agreements and Severance and Change of Control Benefits
Activant Executive Severance Plan
On February 1, 2005, we adopted the Activant Executive Severance Plan (the “Executive Plan”) effective as of January 1, 2005, which covered each officer, vice president or other senior executive employee of us (other than our chief executive officer) and who was designated as an “Eligible Employee” by and in the discretion of the plan administrator. An Eligible Employee was entitled to severance under the Executive Plan if such Eligible Employee was involuntarily terminated without cause and not as a result of such Eligible Employee’s death or disability (an “Executive Qualified Termination”). An Executive Qualified Termination also includes a termination occurring as a result of or in connection with the sale or other divestiture of the company or the sale or other divestiture of a division, subsidiary, assets or other entity or business segment where the Eligible Employee is required to work at a job site over 50 miles from his or her job site immediately prior to such sale or divestiture or where the Eligible Employee’s base pay is reduced by more than 10% when compared to the base pay earned immediately prior to such sale or divestiture. Upon an Executive Qualified Termination, an Eligible Employee was entitled to receive a single lump sum severance payment equal to six months base salary if the Eligible Employee executed a release of all claims against us. Notwithstanding the foregoing, in no event would such severance payment, when aggregated with all other payments to such Eligible Employee on account of the same Executive Qualified Termination under any of our other sponsored severance arrangements, exceed twice the annual compensation of such Eligible Employee for the calendar year immediately preceding the calendar year during which the Executive Qualified Termination occurred. Additionally, severance payments payable under the Executive Plan to an Eligible Employee would be offset and reduced for any and all severance amounts paid or payable to the Eligible Employee under any individual employment or severance agreement or under any applicable law.
On November 2, 2007, we amended and restated the Executive Plan to ensure that benefits paid under it will not be subject to excise tax under Section 409A of the Internal Revenue Code. In connection with such amendment and restatement, we also revised the definition of Eligible Employee under the Executive Plan to clarify that it covers each of our executives who is either a senior vice president, executive vice president or vice president, as well as any of our other senior level employees who is specifically designated to participate in the Executive Plan, as well as revised the definition of an Executive Qualified Termination to include termination resulting from an acquirer offering employment to the employee, the terms of which are a material change to the employee’s employment. The Executive Plan was also further amended to provide for enhanced severance benefits upon an Executive Qualified Termination, whereby an Eligible Employee who is either a senior vice president or executive vice president will be entitled to receive severance benefits consisting of severance pay equal to nine months of such Eligible Employee’s base salary and target bonus for such year (which may, in the plan administrator’s sole discretion, be paid in a lump-sum or over the applicable nine-month period following the termination of the executive), as well as the payment of the Eligible Employee’s COBRA premiums under our health plans for nine months. Similarly, an Eligible Employee who is a vice president (other than a senior vice president or executive vice president) or a specifically designated senior level employee will be entitled to receive, upon an Executive Qualified Termination, severance pay equal to six months of such Eligible Employee’s base salary and target bonus for such year (which may, in the plan administrator’s sole discretion, be paid in a lump-sum or over the applicable six-month period following the termination of the executive), as well as the payment of the Eligible Employee’s COBRA premiums under our health plans for six months. Additionally, severance payments payable under the Executive Severance Plan to an Eligible Employee will be offset and reduced for any and all severance amounts paid or payable to the Eligible Employee under any individual employment or severance agreement, plan or program, or under any other obligation or applicable law.
Each of Ms. Crusco, and Messrs. Hanson, Wilson, Bieszczat, McLaughlin, Petroni and Taich is entitled to receive severance benefits under the amended and restated Executive Plan. With respect to each of Ms. Crusco and Messrs. Wilson, McLaughlin and Petroni, any such severance payment would be offset and reduced by severance amounts payable pursuant to her or his employment agreement, which right to receive severance was granted pursuant to the Select Plan described below.
Activant Severance Plan for Select Employees
The Activant Severance Plan for Select Employees, originally effective May 8, 1998, and amended and restated February 1, 2005 (the “Select Plan”) was a broad-based plan available to each employee who was designated as an “Eligible Employee” in the sole and absolute discretion of the plan administrator. An Eligible Employee was entitled to severance under the Select Plan if such Eligible Employee’s termination was designated by the plan administrator in its discretion as a qualified termination and such termination was not as a result of the death of such Eligible Employee (a “Select Qualified Termination”). A Select Qualified Termination also includes a termination occurring as a result of or in connection with the sale or other divestiture of a division, subsidiary, assets or other entity or business segment where the Eligible Employee is required to work at a job site over 50 miles from his or her job site immediately prior to such sale or divestiture or where the Eligible Employee’s base pay is reduced by more than 25% when compared to the base pay earned immediately prior to such sale or divestiture. Upon a Select Qualified Termination, an Eligible Employee was entitled to a severance payment in an amount determined by the plan administrator in its sole and absolute discretion and approved by our chief executive officer, to be paid as quickly as administratively practicable after termination if the Eligible Employee executed a release of all claims against us. Notwithstanding the foregoing, in no event will such severance payment, when aggregated with all other payments to such Eligible Employee on account of the same Select Qualified Termination under any of our other sponsored severance arrangements, exceed twice the annual compensation of such Eligible Employee for the calendar year immediately preceding the calendar year during which the Select Qualified Termination occurred.

On November 2, 2007, we approved the combination of the Select Plan with the Activant Standard Severance Plan with the Standard Plan as the surviving plan (as combined, the “Standard Severance Plan”). The Standard Severance Plan has been amended to provide that benefits paid under it will not be subject to excise tax under Section 409A of the Internal Revenue Code. The Standard Plan is a broad based plan that covers each employee other than union, temporary or leased employees. The Standard Plan specifically excludes from participation individuals who are participants in the Executive Plan. The amount of severance payable to a participant under the Standard Severance Plan is generally dependent on the participant’s job with us, as well as the participant’s years of service prior to such termination, with a maximum amount of severance payable under the Standard Severance Plan equal to 12 weeks of the Eligible Employee’s base pay. Additionally, severance payments payable under the Standard Severance Plan to an Eligible Employee will be offset and reduced for any and all severance amounts paid or payable to the Eligible Employee under any individual employment or severance agreement, plan or program, or under any other obligation or applicable law.
Each of Messrs. Qureshi, Wilson, McLaughlin and Petroni and Ms. Crusco is entitled to receive severance benefits under his or her employment agreement, which right to receive severance would have been pursuant to the Select Plan, but as the Select Plan was combined with the Standard Plan which specifically excludes participants in the Executive Plan, these individuals will now be covered under the Executive Plan, including the offset provisions of the Executive Plan, whereby payments under the Executive Plan are offset by any amounts paid or payable under any individual employment or severance agreement, plan, program or under any other obligations or applicable law.
Employment and Severance Agreements and Arrangements with our Named Executive Officers
Pervez A. Qureshi. In connection with the transactions, Mr. Qureshi entered into a definitive employment agreement with Activant Group that governs the terms of his employment with Activant Group, the material terms of which include the following:
•	Mr. Qureshi serves as the president and chief executive officer of Activant Group.
•	The employment agreement took effect upon the closing of the mergers and the term of the employment agreement is for an indefinite period. However, the executive or Activant Group may end the employment at any time.
•	Mr. Qureshi is paid a base salary of $400,000 per annum. Any adjustments to the base salary are made by the compensation committee of the Activant Group board of directors.
•	Mr. Qureshi is provided the opportunity to earn annual cash performance bonuses in amounts equal to up to 175% of base salary based upon the achievement of cumulative quarterly or annual performance targets established by the compensation committee and the board of directors of Activant Group, consistent with our existing fiscal year 2006 incentive performance plan.
•	Activant Group agreed to grant to Mr. Qureshi 2,166,667 options to purchase shares of Activant Group common stock. These options vest over five years, provided that these options will become fully vested and exercisable in the event of a sale or change of control of Activant Group.
•	Mr. Qureshi is provided with employee benefits in accordance with our programs as in effect from time to time and applicable to our executive officers, as well as a life insurance benefit of up to $2.0 million.
•	Subject to his execution of an effective release of claims in favor of us and certain other parties, and his continued compliance with the restrictive covenants described below, Mr. Qureshi has the right to receive the following severance payments and benefits in the event that he is involuntarily terminated by us without ‘‘cause,’’ as defined in the agreement, or if he resigns for ‘‘good reason,’’ as defined in the agreement:
•	base salary through the date of termination, any earned but unpaid portion of the annual or quarterly performance bonus award, any accrued but unused vacation, reimbursement for any unreimbursed business expenses properly incurred by him in accordance with our policy prior to the date of termination and any employee benefits to which the executive may be entitled under any employee benefit plans, such amounts, and any other severance benefits owed, reduced by any amounts owed to us or our affiliates by the executive,

•	pro rata portion of any annual performance bonus that an executive would have earned in the year in which such termination of employment occurs, generally payable within ten days of the termination date,

•	termination payment equal to 150% of the executive’s then effective annual base salary, generally payable within ten business days of the termination date, and an additional termination payment equal to 150% of the executive’s then effective annual base salary, payable in equal monthly payments over the nine month period following termination,

•	continued coverage for a period of eighteen months following termination of employment under our health plans in accordance with the terms thereof, and

•	accelerated vesting of his options equal to the number of shares that would have vested if the executive had continued to be employed by us for an additional six months and a period of 180 days following termination to exercise all vested options.
•	While Activant Group’s common stock is not publicly traded, Mr. Qureshi and Activant will use commercially reasonable efforts to obtain stockholder approval in accordance with the terms of section 280G of the Internal Revenue Code for any payments and benefits contingent upon the occurrence of a change in control. The executive’s employment agreement also contains a clause cutting back such payments and benefits for the purposes of Section 280G of the Internal Revenue Code in the event that such a cutback would allow the executive to obtain a higher after-tax value from such payments and benefits.
•	While employed by us and for a period of eighteen months thereafter, except for the confidentiality covenant whose duration is for an indefinite term, Mr. Qureshi is subject to compliance with various restrictive covenants, including non-competition and non-solicitation/non-hire, for the benefit of us and certain other parties. See “Item 13. Certain Relationships and Related Transactions, and Director Independence – Qureshi Letter Agreement.”
At the effective time of the mergers, Mr. Qureshi also entered into an option rollover agreement pursuant to which he agreed to rollover $1 million of spread value of his then outstanding stock options into 333,334 vested stock options to purchase shares of common stock of Activant Group at an exercise price of $1.00 per share. Pursuant to the rollover agreement, Activant Group agreed to assume these options pursuant to the terms of the Activant Solutions Holdings Inc. Second Amended and Restated Stock Option Plan for Key Employees, as amended, which is the stock option plan under which these options were originally granted.
Kathleen Crusco. On March 19, 2007, we entered into an offer letter agreement with Kathleen Crusco for the position of Senior Vice President and Chief Financial Officer, with an effective start date of May 3, 2007. Pursuant to Ms. Crusco’s offer letter, Ms. Crusco is entitled to receive an annual base salary of $290,000 and is eligible to receive a target incentive bonus under the Activant Incentive Bonus Plan of $145,000. The offer letter also provides for (i) a stock option grant for 425,000 shares of common stock of Activant Group under the Stock Incentive Plan; (ii) a signing bonus of $100,000 which Ms. Crusco must reimburse in full if she voluntarily terminates her employment with us prior to 12 months from her start date, and (iii) severance of (A) nine months of base salary, (B) nine-months pro-rated target incentive bonus, and (C) nine months of COBRA payments in the event Ms. Crusco’s employment is involuntarily terminated by us without cause or if Ms. Crusco voluntarily terminated her employment for good reason.
William Wilson. On February 14, 2005, we entered into a letter agreement with Mr. Wilson containing the terms of our severance obligations to him. The letter agreement provides that if his employment is involuntarily terminated by us without cause or if he voluntarily terminates his employment for good reason, Mr. Wilson will be entitled to receive severance in a lump sum amount equal to the sum of (i) nine months of base salary, (ii) nine months of his incentive bonus, and (iii) nine months of COBRA payments, subject to the terms of our severance plans. Pursuant to his employment arrangement with the Company, Mr. Wilson is entitled to receive a base salary of $230,000 and is eligible to receive a target incentive bonus under the Activant Incentive Bonus Plan of $125,000.
Stephen A. McLaughlin. In September of 2005 we entered into a letter agreement with Mr. McLaughlin containing the terms of our severance obligations to him. The letter agreement provides that if his employment is involuntarily terminated by us without cause, Mr. McLaughlin will be entitled to receive severance in a lump sum amount equal to the sum of (i) nine months of base salary, (ii) nine months of his incentive bonus, and (iii) nine months of COBRA payments, subject to the terms of our severance plans. This letter agreement became effective upon his relocation to our Yardley, Pennsylvania offices. Pursuant to his employment arrangement with the Company, Mr. McLaughlin is entitled to receive a base salary of $250,000 and is eligible to receive a target incentive bonus under the Activant Incentive Bonus Plan of $160,000.
Scott B. Hanson. Mr. Hanson has not entered into a formal employment agreement with the Company. Pursuant to the Activant Executive Severance Plan, Mr. Hanson will be entitled to the same severance benefits as other Senior Vice Presidents of the Company. Pursuant to his employment arrangement with the Company, Mr. Hanson is entitled to receive a base salary of $220,000 and is eligible to receive a target incentive bonus under the Activant Incentive Bonus Plan of $140,000.
Greg Petersen. Soon after the mergers in 2006, we relocated our headquarters to our Livermore, California office. Mr. Petersen indicated that he was unable to relocate to Livermore. Mr. Petersen executed agreements that provided for lump sum severance payments in the amount of $500,000, in addition to certain other benefits, and the termination of his employment with us in January 2007. This agreement became effective upon consummation of the mergers.
Brian Agle. Effective February 9, 2007, Brian Agle resigned as our Senior Vice President and Chief Financial Officer and from all other positions held by him with us and our affiliates. In connection with the termination of Mr. Agle’s employment, Mr. Agle granted a release to us and our affiliates and we agreed to pay to Mr. Agle the severance benefits set forth in his offer letter, which are summarized below under the caption titled “Potential Payments Upon Termination or Change of Control.”
2006 Stock Incentive Plan
Following the completion of the merger, Activant Group terminated all of Holdings outstanding equity incentive plans and established the Stock Incentive Plan, which governs, among other things, the grant of options to purchase common stock of Activant Group to members of management and other service providers following the completion of the mergers. Each grant of options under the Stock Incentive Plan specifies the applicable option exercise period, option exercise price and such other terms and conditions as deemed appropriate. A total of 7,961,958 shares have been reserved for issuance under the Stock Incentive Plan. All options granted under the Stock Incentive Plan will expire no later than ten years from the date of grant, but generally will terminate earlier upon termination of employment. The options that have been granted under the Stock Incentive Plan are subject to a five-year vesting schedule, with 20% vesting on the first anniversary of the vesting commencement date and the remaining 80% vesting in equal quarterly installments over the next four years such that the option will be fully vested on the fifth anniversary of the vesting commencement date. In the event of a sale of substantially all of the assets of the company, or a merger or acquisition of the company, the board of directors may provide that awards granted under the Stock Incentive Plan will be cashed out, continued, replaced with new awards or terminated; provided that all outstanding options will accelerate upon such a change of control. Each Named Executive Officer who exercises his or her options is also required to become a party to the Stockholders Agreement described below, unless he or she has already been made a party to such agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence – Stockholders Agreement.”
Rollover Options
Pursuant to a letter agreement entered into in connection with the Merger Agreement on May 2, 2006, Pervez Qureshi rolled over $1.0 million of the “in the money” value of his options in Holdings into 333,334 stock options to purchase shares of Activant Group. See “Item 13. Certain Relationships and Related Transactions, and Director Independence — Qureshi Letter Agreement” and “Employment Agreements, above.”
Change of Control Agreements
Except with regard to the applicable provisions of the Executive Severance Plan, Cash Retention Bonus Plan and the Stock Incentive Plan and the foregoing described employment agreements with the Named Executive Officers described above, the Company has not entered into any agreement with regard to a change in control of the company with our Named Executive Officers.
Accounting and Tax Implications
The accounting and tax treatment of particular forms of compensation do not materially affect our compensation committee’s decisions. However, we evaluate the effect of such accounting and tax treatment on an ongoing basis and will make appropriate modifications to compensation policies where appropriate.
Stock Ownership
We do not have a formal policy requiring stock ownership by management.
Stock Option Grant Practices
All grants of stock options under the 2006 Stock Incentive Plan have had an exercise price equal to the fair market value of our common stock on the date of grant. Because the company is a privately-held company and there is no market for our common stock, the fair market value of our common stock is determined by our compensation committee based on available information that is material to the value of our common stock, including the value of the company immediately prior to the merger, the principal amount of the company’s indebtedness, the company’s actual and projected financial results, and fluctuations in the market value of publicly-traded companies in the software industry. In August 2007, we obtained an independent valuation of our common stock and we expect to update the independent valuation on a quarterly basis in connection with periodic option grants.
Our compensation committee approves stock option grants at either a regularly scheduled compensation committee meeting or by a unanimous written consent signed by all of the members of our compensation committee. All stock options are granted as of the date of the meeting or upon execution of the unanimous written consent in lieu of a meeting, as applicable. We generally grant stock options on a quarterly basis.
Compensation Committee Report
We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to our Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Robert B. Henske, Chairperson
C. Andrew Ballard
Orlando Bravo
David R. Tunnell

The following table sets forth information regarding compensation paid by us for services rendered during our fiscal year 2007 for our Named Executive Officers.”
Summary Compensation Table

						Non-Equity
					Option	incentive plan	All other
	Fiscal	Salary	Bonus	Stock	awards	compen-	compen-
Name and principal position	year	($)	($)	awards	(1)	sation (2)	sation (3)	Total
Pervez A. Qureshi	2007	$400,000	$151,667	$—	$1,496,837	$360,000	$3,000	$2,411,504
President and Chief Executive Officer

Kathleen M. Crusco (4)	2007	$113,769	$100,000	$—	$92,668	$32,625	$1,558	$340,620
Senior Vice President and Chief Financial Officer

William Wilson	2007	$222,983	$26,250	$—	$259,069	$108,000	$3,000	$619,302
Senior Vice President of Product Development

Stephen A. McLaughlin (5)	2007	$221,001	$67,750	$—	$224,524	$162,975	$3,000	$679,250
Senior Vice President of Wholesale Distribution

Scott B. Hanson	2007	$195,835	$19,250	$—	$189,983	$74,825	$3,000	$482,893
Senior Vice President of Hardlines and Lumber

Greg Petersen (6)	2007	$85,885	$—	$—	$—	$52,500	$523,165	$661,550
Former Executive Vice President and Chief Financial Officer

Brian Agle (7)	2007	$77,046	$250,000	$—	$212,657	$—	$394,343	$934,046
Former Senior Vice President and Chief Financial Officer

(1)	The amounts in this column reflect the dollar amount of expense recognized for financial statement reporting purposes in fiscal year 2007 with respect to stock options granted in fiscal year 2007 as well as prior years in accordance with FAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 10 to our Consolidated Financial Statements for the year ended September 30, 2007.

(2)	The amounts in this column reflect the cash awards earned under the IB Plan, which is discussed in more detail under “Elements of Our Executive Compensation Program — Annual Cash Compensation – Bonus Plan.”

(3)	The amounts include matching 401(k) plan contributions and severance payments to former executive officers.

(4)	Ms. Crusco’s employment with the company commenced on May 3, 2007. The amount reflected in the table under the column titled “Bonus” represents a signing bonus Ms. Crusco received in connection with such commencement.

(5)	Mr. McLaughlin received a $45,000 bonus as part of a relocation package to move to Colorado, which amount is reflected in the table under the column titled “Bonus”..

(6)	Mr. Petersen’s employment with the company terminated on December 31, 2006. Other compensation includes: (i) matching 401(k) savings plan contributions while he was employed by the company; (ii) severance of $500,000; (iii) the estimated cost of COBRA coverage of $14,484 for a period of 12 months; and (iv) accrued vacation of $20,165 existing as of Mr. Petersen’s termination date. For additional information regarding the separation agreement and general release with Mr. Petersen, see “Employment Agreements and Severance and Change of Control Benefits — Agreements with our Named Executive Officers – Greg Petersen.”

(7)	Mr. Agle’s employment with the company commenced on October 17, 2006. The bonus of $250,000 represents a signing bonus. Mr. Agle terminated his employment on February 9, 2007. Other compensation includes: (i) severance of $391,471 and (ii) accrued vacation of $2,872 existing as of Mr. Agle’s termination date. For additional information regarding the separation agreement and general release with Mr. Agle, see “Employment Agreements and Severance and Change of Control Benefits — Agreements with our Named Executive Officers – Brian Agle.”
Grant of Plan-Based Awards in Fiscal Year 2007

									All other
								All other	option	Exercise
		Estimated future payouts under						stock	awards:	or base	Grant date
		non-equity incentive plan awards			Estimated future payouts under			awards:	number of	price of	fair value
		(1)			equity incentive plan awards			number	securities	option	of stock
		Thres-hold	Target	Maximum	Thres-hold	Target	Maximum	of shares	underlying	awards	and option
Name	Grant date	($)	($)	($)	(#)	(#)	(#)	of stock	options (2)	($/share)	awards
Named Executive Officers:
Pervez Qureshi	11/16/06	$200,000	$400,000	$700,000	—	—	—	—	2,166,667	$4.35	$5,286,667
Kathleen M. Crusco	05/03/07	$72,500	$145,000	$253,750	—	—	—	—	425,000	$4.71	$1,126,250
William Wilson	11/16/06	$60,000	$120,000	$210,000	—	—	—	—	375,000	$4.35	$915,000
Stephen McLaughlin	11/16/06	$66,500	$133,000	$232,750	—	—	—	—	325,000	$4.35	$793,000
Scott B. Hanson	11/16/06	$51,500	$103,000	$180,250	—	—	—	—	275,000	$4.35	$671,000

Former Executive Officers:
Greg Petersen	—	$—	$—	$—	—	—	—	—	—	$—	$—
Brian Agle	11/16/06	$—	$—	$—	—	—	—	—	500,000	$4.35	$1,220,000

(1)	The amounts in this column represent performance incentives under our IB Plan. For a further discussion of the IB Plan, see “Elements of Our Executive Compensation Program – Annual Cash Compensation – Bonus Plan.”

(2)	The amounts in this column represent the number of options granted under the 2006 Stock Incentive Plan.

Outstanding Equity Awards at September 30, 2007

	Option Awards						Stock Awards
										Equity incentive
			Number of	Number of			Number	Market	Equity incentive	plan awards:
			securities	securities			of shares	value of	plan awards:	market or
			underlying	underlying			of stock	shares of	number of	payout value of
			unexercised	unexercised	Option	Option	that	stock that	unearned shares	unearned shares
			options	options	exercise	expiration	have not	have not	that have not	that have not
Name	Grant date		exercisable	unexercisable	price ($)	date	vested	vested	vested (#)	vested ($)
Executive Officers:
Pervez Qureshi	05/02/06	(1)	333,334	—	$1.00	05/02/16	—	$—	—	$—
	11/16/06	(2)	433,333	1,733,334	$4.35	11/16/16	—	$—	—	$—
Kathleen M. Crusco	05/03/07	(2)	—	425,000	$4.71	05/03/17	—	$—	—	$—
William Wilson	11/16/06	(2)	75,000	300,000	$4.35	11/16/16	—	$—	—	$—
Stephen McLaughlin	11/16/06	(2)	65,000	260,000	$4.35	11/16/16	—	$—	—	$—
Scott B. Hanson	11/16/06	(2)	55,000	220,000	$4.35	11/16/16	—	$—	—	$—

Former Executive Officers:
Greg Petersen	—		—	—	—	—	—	$—	—	$—
Brian Agle	—		—	—	—	—	—	$—	—	$—

(1)	These options became fully vested as of May 2, 2006 in connection with the mergers. These options represent stock options of Holdings prior to the mergers, which options were converted into stock options to acquire common stock of Group immediately following the mergers. For a further discussion regarding these “rollover options,” see the section entitled “Employment Agreements and Severance and Change of Control Benefits — Rollover Options.”

(2)	For all Named Executive Officers except Ms. Crusco, time-based stock options vest over five years with 20% vesting on May 2, 2007 and 5% vesting the last day of each three-month period thereafter. Ms. Crusco’s options were granted with a vesting commencement date of May 3, 2007, but are otherwise subject to the same general vesting schedule as applies to our other Named Executive Officers. For a further discussion regarding time-based options, see the section entitled “Employment Agreements and Severance and Change of Control Benefits — 2006 Stock Incentive Plan.”
Option Exercises and Stock Vested
None of our Named Executive Officers exercised stock options in the year ended September 30, 2007.
Employment and Change of Control Agreements
As discussed above, the company’s Executive Severance Plan, Cash Bonus Plan and Stock Incentive Plan include provisions with regard to a change in control of the Company, and we entered into definitive employment agreements with certain of the Named Executive Officers which include provisions relating to a change in control of the Company. The terms of these agreements are described above under “Employment Agreements and Severance and Change of Control Benefits.”
Potential Payments Upon Termination or Change of Control
The tables below reflect the amount of potential payments to each of the Named Executive Officers, other than Mr. Petersen and Mr. Agle, in the event of termination of employment of the Named Executive Officer. The amounts shown below assume that the termination was effective as of September 30, 2007, and include estimates of the amounts which would be paid to each executive officer upon his or her termination. The actual amount of any severance or change of control benefits to be paid out to a Named Executive Officer, other than Mr. Petersen and Mr. Agle, can only be determined at the time of the termination of employment of the Named Executive Officer. For Mr. Petersen and Mr. Agle, the amounts shown below reflect the actual amounts paid by us in connection with the termination of his employment with the company. For a discussion regarding these severance and change of control benefits, see “Employment Agreements and Severance and Change of Control Benefits — Employment Agreement with our Chief Executive Officer,” “- Employment Agreements with our Chief Financial Officer,” “- Employment Agreements with our Other Executive Officers,” “- Agreements with our Former Chief Financial Officers,” and “- Change of Control Agreements.”
Without Cause or for Good Reason

		Target	Cash
		Incentive	Retention	Stock Options		Accrued
Executive	Base Salary	Bonus	Bonus (3)	(4)	Health Benefits	Vacation Pay (5)	Total
Pervez Qureshi (1)	$1,200,000	$400,000	$—	$123,500	$21,355	$33,846	$1,778,701
Kathleen M. Crusco (2)	217,500	108,750	—	—	10,863	3,250	340,463
William Wilson (2)	172,500	93,750	—	—	10,863	13,813	290,926
Stephen McLaughlin (2)	187,500	120,000	—	—	10,863	17,834	336,197
Scott B. Hanson (2)	165,000	105,000	—	—	10,863	15,503	296,366

(1)	Represents the executive officer’s base salary for a period of 36 months, target bonus for a period of 12 months, and the estimated cost of COBRA coverage for the executive officer’s current health benefits for a period of 18 months.

(2)	Represents the executive officer’s base salary for a period of 9 months, target bonus for a period of 9 months, and the estimated cost of COBRA coverage for the executive officer’s current health benefits for a period of 9 months.

(3)	In the event of termination without cause or resignation for good reason not in connection with a change of control, Mr. Qureshi would be entitled to receive an installment of $151,667 if he would have been entitled to receive such installment on or prior to the six month anniversary of the termination of his employment. None of our other Named Executive Officers are entitled to an acceleration of their unvested cash retention bonuses in connection with a termination of their employment. For additional information, see “Elements of Our Executive Compensation Program – Cash Retention Bonus.”

(4)	Represents the difference between the exercise price of accelerated options and the fair market value of Activant Group’s common stock of $4.92 per share for such options as of September 30, 2007 as determined in good faith by the Board. For additional information regarding partial acceleration of vesting upon a change of control, see “Employment Agreements and Severance and Change of Control Benefits — Employment Agreement with our Named Executive Officers – Pervez Qureshi.”

(5)	Represents accrued vacation existing as of September 30, 2007.
For Cause or Without Good Reason

		Target Incentive			Accrued
Executive	Base Salary	Bonus	Stock Options	Health Benefits	Vacation Pay (1)	Total
Pervez Qureshi	$—	$—	$—	$—	$33,846	$33,846
Kathleen M. Crusco	—	—	—	—	3,250	3,250
William Wilson	—	—	—	—	13,813	13,813
Stephen McLaughlin	—	—	—	—	17,834	17,834
Scott B. Hanson	—	—	—	—	15,503	15,503

(1)	Represents accrued vacation existing as of September 30, 2007.
Change of Control or Sale of Business

		Target	Cash			Accrued
		Incentive	Retention	Stock Options		Vacation Pay
Executive	Base Salary	Bonus	Bonus (3)	(4)	Health Benefits	(5)	Total
Pervez Qureshi (1)	$1,200,000	$400,000	$606,667	$988,000	$21,355	$33,846	$3,249,868
Kathleen M. Crusco (2)	217,500	108,750	—	89,250	10,863	3,250	429,613
William Wilson (2)	172,500	93,750	105,000	171,000	10,863	13,813	566,926
Stephen McLaughlin (2)	187,500	120,000	91,000	148,200	10,863	17,834	575,397
Scott B. Hanson (2)	165,000	105,000	77,000	125,400	10,863	15,503	498,766

(1)	Represents the executive officer’s base salary for a period of 36 months, target bonus for a period of 12 months, and the estimated cost of COBRA coverage for the executive officer’s current health benefits for a period of 18 months.

(2)	Represents the executive officer’s base salary for a period of 9 months, target bonus for a period of 9 months, and the estimated cost of COBRA coverage for the executive officer’s current health benefits for a period of 9 months.

(3)	Represents the unvested portion of the Cash Retention Bonus that accelerates upon a change of control, as defined in our Stock Incentive Plan. For additional information, see “Elements of Our Executive Compensation Program – Cash Retention Bonus.”

(4)	Represents the difference between the exercise price of all options that would accelerate upon a change of control and the fair market value of Activant Group’s common stock of $4.92 per share as of September 30, 2007 as determined in good faith by the Board, multiplied by the number of such unvested options that would have accelerated had a change of control occurred on September 30, 2007. Note that such acceleration would occur regardless of whether the executive’s employment was terminated in connection with such change of control transaction. For additional information regarding acceleration of vesting upon a change of control, see “Employment Agreements and Severance and Change of Control Benefits – Change of Control Agreements.”

(5)	Represents accrued vacation existing as of September 30, 2007.
Director Compensation
We reimburse non-employee directors for all out-of-pocket expenses incurred in the performance of their duties as directors, but, except with respect to the agreements with Mr. Bernard described below, we do not pay any fees to directors for attendance at meetings or their service as members of the board of directors.
In connection with the agreement of Marcel Bernard to serve on the board of directors of Activant Group, Activant Group agreed to grant Mr. Bernard 61,406 options to purchase shares of common stock of Activant Group, which options will vest over five years. In addition, Mr. Bernard receives a cash consulting fee of $100,000 per year, payable quarterly in advance. On November 15, 2006, our Board approved the payment of a cash retention bonus to Mr. Bernard, calculated by the number of options which had been granted to him times $0.35. The aggregate bonus payment of $21,492.10 due to Mr. Bernard vests in three equal installments, commencing on September 30, 2007 provided, however, that vesting accelerates in the event of a Change in Control, as defined under the Stock Incentive Plan.

The following table contains compensation received by Mr. Bernard during the fiscal year ended September 30, 2007.

					Change in
				Non-equity	pension value
	Fees			incentive	and nonqualified	All other
	earned or	Stock		plan	deferred	compen-
	paid in	awards	Option	compensation	compensation	sation ($)
Name	cash ($)	($)	awards ($)	($)	earnings ($)	(1)	Total
Director:
Marcel Bernard	$100,000	$—	$42,420	$—	$—	$7,174	$149,594

(1)	Represents 33 1/3% of the cash retention bonus payable to Mr. Bernard pursuant to the terms of the bonus award letter dated November 17, 2006.
Compensation Committee Interlocks and Insider Participation
Compensation decisions are made by the Board of Directors and the Compensation Committee of Activant Group. The Board has appointed Messrs. Henske, Ballard, Bravo and Tunnell to serve on the Compensation Committee. None of our executive officers has served as a member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director of our company or member of our Compensation Committee. No interlocking relationships exist between any member of Activant’s Board of Directors or Compensation Committee and any member of the Board of Directors or Compensation Committee of any other company nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of Activant or its subsidiaries.
Messrs. Henske, Ballard and Tunnell are managing directors of Hellman & Friedman LLC and Mr. Bravo is a partner of Thoma Cressey Bravo, Inc. Affiliates of Hellman & Friedman LLC and Thoma Cressey Bravo, Inc. together control approximately 95% of the outstanding common stock of Activant Group. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
We are a wholly owned subsidiary of Activant Group, which owns all of our issued and outstanding capital stock. All of Activant Group’s issued and outstanding capital stock is owned by funds affiliated with Hellman & Friedman LLC, Thoma Cressey Bravo, Inc. and JMI Equity, which funds we refer to as the “sponsors” and certain members of our management, which we refer to as the “management investors.”
The sponsors are able to control all actions by the board of directors of Activant Group by virtue of their being able to appoint a majority of the directors, their rights under the stockholders agreement to which they and Activant Group are parties and the beneficial ownership by an affiliate of Hellman & Friedman LLC of the only authorized and outstanding share of Series A preferred stock issued in connection with the mergers. In addition, as a result of the voting and transfer provisions of the stockholders agreement, the sponsors may be deemed to constitute a group within the meaning of Section 13(d)(3) of the Exchange Act. Accordingly, each of the members of this group may be deemed to beneficially own all of the shares of Activant Group common stock held by the sponsors and the management investors. Each of the sponsors disclaims any beneficial ownership of shares of Activant Group common stock held by the other sponsors and the management investors. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Agreements Related to the Mergers—Stockholders Agreement.”
All of our issued and outstanding shares of capital stock have been pledged as collateral to the lenders under the senior secured credit agreement described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”. If we were to default on our senior secured credit facilities, the lenders could foreclose on these shares of our common stock, which would result in a change of control.
The following table sets forth as of December 15, 2007, certain information regarding the beneficial ownership of the voting securities of Activant Group Inc. by:
•	each person who beneficially owns more than 5% of Activant Group common stock;
•	each of our directors and Named Executive Officers, individually; and
•	all of our directors and executive officers as a group.
Percentage ownership of common stock of Activant Group in the table is based on 61,403,211 shares of common stock of Activant Group outstanding on December 15, 2007. Except as otherwise noted below, the address for each person listed on the table is c/o Activant Solutions Inc., 7683 Southfront Road, Livermore, California 94551. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Beneficial ownership is determined in accordance with the rules that generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options held by that person that were exercisable as of December 15, 2007 or will become exercisable within 60 days after such date are deemed outstanding, although the shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

	Beneficial Ownership of Activant Group
	Common Stock
	Number of
Name of Beneficial Owner	Shares		Percentage
5% Stockholders:
Funds affiliated with Hellman & Friedman LLC	46,440,270	(1)	75.6%
Funds affiliated with Thoma Cressey Bravo, Inc.	12,235,066	(3)	19.9%
Directors and Named Executive Officers:
C. Andrew Ballard (2)	—		—
Paul V. Barber (4)	2,500,000		4.1%
Marcel Bernard	21,492	(5)	*
Orlando Bravo (3)	12,235,066		19.9%
S. Scott Crabill (3)	12,235,066		19.9%
Robert B. Henske (2)	—		—
David R. Tunnell (2)	—		—
Pervez A. Qureshi	1,091,667	(6)	1.7%
Kathleen M. Crusco	—		—
William Wilson	181,250	(7)	*
Stephen A. McLaughlin	176,250	(8)	*
Scott B. Hanson	133,750	(9)	*
Brian E. Agle (10)	—		—
Greg Petersen (11)	—		—
All current directors and executive officers as a group (15 persons)	16,534,101	(12)	26.2%

*	Represents less than 1%.

(1)	Consists of 40,830,287 shares held by Hellman & Friedman Capital Partners V, L.P. (“HFCP V”), 5,586,763 shares held by Hellman & Friedman Capital Partners V (Parallel), L.P. (“HFCP V (Parallel)),” and 23,220 shares held by Hellman & Friedman Capital Associates V, LLC (“HFCA V,” and together with HFCP V and HFCP V (Parallel), the “H&F Entities”). Hellman & Friedman Investors V, LLC (“H&F Investors V”) is the general partner of HFCP V and HFCP V (Parallel). Hellman & Friedman LLC is the managing member of HFCA V and H&F Investors V. The investment decisions of each of the H&F Entities are made by a five-member investment committee of Hellman & Friedman LLC, which exercises voting and dispositive power over these shares. Each of the members of the investment committee disclaims beneficial ownership of these shares except to the extent of their respective pecuniary interest therein.

(2)	Does not include shares held by the H&F Entities. See note (1) above. Each of Messrs. Ballard and Tunnell is a managing director of H&F Investors V and each of Messrs. Ballard, Henske and Tunnell is a managing director of Hellman & Friedman LLC. None of Messrs. Ballard, Henske and Tunnell is on the investment committee of Hellman & Friedman LLC. Each of Messrs. Ballard, Henske and Tunnell disclaims beneficial ownership of the shares held indirectly by Hellman & Friedman LLC, except, in the case of Messrs. Ballard and Tunnell to the extent of their respective pecuniary interest therein. The address for the H&F Entities and each of Messrs. Ballard, Henske and Tunnell is One Maritime Plaza, 12th Floor, San Francisco, CA 94111.

(3)	Consists of 6,023,445 shares held by Thoma Cressey Fund VII, L.P. (“TCF VII”), 94,088 shares held by Thoma Cressey Friends Fund VII, L.P. (“TCFF VII”), and 6,117,533 shares held by Thoma Cressey Fund VIII, L.P. (“TCF VIII,” and together with TCF VII and TCFF VII, the “TCB Entities”). TC Partners VII, L.P. (“TC Partners VII”), as the general partner of TCF VII and TCFF VII, and TC Partners VIII, L.P. (“TC Partners VIII”), as the general partner of TCF VIII may, for purposes of Rule I3d-3 under the Securities Exchange Act of 1934, as amended, be deemed to beneficially own the shares held by TCF VII and TCFF VII, and TCF VIII, respectively. Thoma Cressey Bravo, Inc., as the general partner of TC Partners VII and TC Partners VIII, may, for purposes of Rule 13d-3, be deemed to own beneficially the shares held by TCF VII, TCFF VII and TCF VIII. Bryan C. Cressey, Orlando Bravo, Lee M. Mitchell and Carl D. Thoma are directors and officers of Thoma Cressey Bravo, Inc. and accordingly possess voting and dispositive power over all of the shares owned by the TCB entities. Messrs. Bravo and Crabill disclaim beneficial ownership of these shares except to the extent of their individual pecuniary interest in these entities. The address for the TCB Entities, Messrs. Bravo and Crabill is 600 Montgomery Street, 32nd Floor, San Francisco, CA 94111.

(4)	Consists of 2,363,131 shares held by JMI Equity Fund V, L.P. (“JMI V”) and 136,869 shares held by JMI Equity Fund V (AI), L.P. (“JMI V (AI),” and together with JMI V, the “JMI Entities”). JMI Associates V, L.L.C. is the general partner of each of the JMI Entities and may be deemed the beneficial owner of the shares held by such entities. Paul V. Barber is one of six managing members of JMI Associates V, L.L.C. Mr. Barber disclaims beneficial ownership of the shares beneficially owned by JMI Associates V, L.L.C., JMI V and JMI V (AI), except to the extent of his pecuniary interest therein. The address for the JMI Entities is 2 Hamill Road, Suite 272, Baltimore, MD 21210, and for Mr. Barber is 12265 El Camino Real, Suite 300, San Diego, CA 92130.

(5)	Consists of 21,492 shares of common stock issuable pursuant to options that are exercisable within 60 days of December 15, 2007.

(6)	Consists of 1,091,667 shares of common stock issuable pursuant to options that are exercisable within 60 days of December 15, 2007.

(7)	Includes 131,250 shares of common stock issuable pursuant to options that are exercisable within 60 days of December 15, 2007.

(8)	Includes 113,750 shares of common stock issuable pursuant to options that are exercisable within 60 days of December 15, 2007.

(9)	Includes 96,250 shares of common stock issuable pursuant to options that are exercisable within 60 days of December 15, 2007.

(10)	Former Senior Vice President and Chief Financial Officer.

(11)	Former Senior Vice President of Finance and Treasurer.

(12)	Includes 1,633,159 shares of common stock issuable pursuant to options that are exercisable within 60 days of December 15, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Transactions
Since October 1, 2004, there has not been, nor is there currently planned, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, executive officer or holder of more than 5% of our capital stock or any member of such persons’ immediate families had or will have a direct or indirect material interest, other than agreements and transactions which are described under “Compensation Discussion and Analysis—Employment Agreements and Severance and Change of Control Benefits” and the transactions described below.
Agreements Related to the Mergers
We entered into several related party agreements in contemplation of the mergers, to which the company succeeded by operation of law as a result of the mergers.
Merger Agreement
On March 12, 2006, Activant Group, Merger Sub and Holdings entered into an agreement and plan of merger pursuant to which Merger Sub merged with and into Holdings, subject to the terms and conditions set forth in the merger agreement. The survivor then merged with and into Activant Solutions, Inc. At the effective time of the merger of Merger Sub into Holdings, each share of (a) Holdings common stock issued and outstanding immediately prior to the effective time of that merger (other than shares held in the treasury of Holdings, owned by Merger Sub, Activant Group or any direct or indirect wholly-owned subsidiary of Holdings or held by Holdings stockholders who were entitled to and who properly exercised appraisal rights under Delaware law) were converted into the right to receive $4.00 in cash, without interest, and (b) Holdings Class A common stock issued and outstanding immediately prior to the effective time of that merger (other than shares held in the treasury of Holdings, owned by Merger Sub, Activant Group or any direct or indirect wholly-owned subsidiary of Holdings or held by Holdings stockholders who were entitled to and who properly exercised appraisal rights under Delaware law) were converted into the right to receive $7.2965 per share in cash, without interest.
In addition, except with respect to Mr. Pervez A. Qureshi, our president and chief executive officer, who agreed prior to the merger of Merger Sub with and into Holdings to rollover a portion of his existing options to acquire Holdings common stock into options to acquire Activant Group common stock in lieu of such rollover options being cancelled and converted into the right to receive a cash payment, all options to acquire Holdings common stock that were vested and exercisable immediately prior to that merger were cancelled and converted into the right to receive a payment in cash, without interest, equal to the product of (A) the total number of shares of Holdings common stock as to which the option is vested and exercisable immediately prior to that merger and (B) the excess, if any, of $4.00 over the exercise price per share of Holdings common stock subject to such option, less applicable withholding taxes. All other options were cancelled and terminated without the right to receive any payment. As a result of the foregoing, the following payments in excess of $120,000 were received by our current or former executive officers:

Name	Net Proceeds
Pervez A. Qureshi	$525,000
William Wilson	694,000
Stephen A. McLaughlin	447,500
Scott B. Hanson	372,375
Greg Petersen	1,306,250
Equity Commitment Letter and Subscription Agreement
In connection with the mergers, Activant Group and certain funds affiliated with Hellman & Friedman LLC, or Hellman & Friedman, and Thoma Cressey Bravo, Inc., or Thoma Cressey, which we together refer to as the “sponsors” entered into an equity commitment letter agreement, dated March 12, 2006, pursuant to which the parties to the agreement agreed to make cash investments in Activant Group immediately prior to the completion of the mergers. In connection with the closing of the mergers, the funds affiliated with Hellman & Friedman invested approximately $195.0 million and the funds affiliated with Thoma Cressey invested approximately $48.7 million. The commitments of the sponsors were reduced on a pro rata basis by the amount of equity investments in Activant Group by the management investors. Prior to the mergers, the funds affiliated with Hellman & Friedman assigned an aggregate of approximately $10.0 million of the amount they committed to invest to affiliates of JMI Equity, at which time these affiliates of JMI Equity became “sponsors” along with the funds affiliated with Hellman & Friedman and Thoma Cressey that made investments in Activant Group pursuant to a Subscription Agreement dated May 2, 2006. In exchange for these investments, Activant Group issued shares of its common stock to the sponsors, at a price of $4.00 per share, and issued one share of its Series A preferred stock to a fund affiliated with Hellman & Friedman.
The one share of Series A preferred stock, which ranks senior to Activant Group common stock as to rights of payment upon liquidation, is the only outstanding share of Series A preferred stock of Activant Group. The share of Series A preferred stock is not entitled to receive or participate in any dividends. The holder of the Series A preferred stock, voting as a separate class, has the right to elect one director of Activant Group, and the director designated by the holder of the series A preferred stock is entitled at any meeting of the board of directors to exercise one vote more than all votes entitled to be cast by all other directors at such time. Activant Group is required to redeem the series A preferred stock for $1.00 upon the earliest of the following to occur:
•	Hellman & Friedman and its affiliates, in the aggregate, no longer beneficially own a number of outstanding share equivalents that is at least (a) 40% of Activant Group’s outstanding ‘‘share equivalents’’ and (b) 200% more than the number of outstanding share equivalents beneficially owned by Thomas Cressey and its affiliates, in the aggregate;
•	Hellman & Friedman and their affiliates, in the aggregate, no longer beneficially own at least 20% of the outstanding share equivalents of Activant Group; or
•	the consummation of an underwritten public offering of Activant Group common stock registered under the Securities Act.
For purposes of the Series A preferred stock and the stockholders agreement described below, “share equivalents’’ are shares of Activant Group common stock and the number of shares of common stock issuable, without payment to Activant Group of additional consideration, upon exercise, conversion or exchange of any other security.
Stockholders Agreement
In connection with the closing of the mergers, we, Activant Group, funds affiliated with Hellman & Friedman, which we refer to as the “Hellman & Friedman Investors,” funds affiliated with Thoma Cressey, which we refer to as the “Thoma Cressey Investors,” funds affiliated with JMI Equity, which we refer to as the “JMI Investors,” and certain members of our management, which we refer to as the “management investors,” entered into a stockholders agreement that generally contains the following provisions:
Board of Directors. The stockholders agreement requires that, until an initial public offering of shares of Activant Group’s common stock, the parties that beneficially own shares of Activant Group common stock will vote those shares to elect a board of directors of Activant Group comprised of the following persons:
•	the chief executive officer of Activant Group,
•	up to two board members designated by the Thoma Cressey Investors,
•	one board member designated by the JMI Investors, and
•	the remaining board members designated by the Hellman & Friedman Investors.
In addition, in the event that the Thoma Cressey Investors are only entitled to designate one director, the Thoma Cressey Investors will have the right to designate one non-voting observer to the board of directors of Activant Group. The board representation rights of the Thoma Cressey Investors and the JMI Investors are subject to reduction if their beneficial ownership of Activant Group share equivalents decreases below specified thresholds and are not transferable in connection with any transfer of Activant Group shares.
As described in greater detail in the section above titled ‘‘Equity Commitment Letter,’’ the share of Series A preferred stock held by one of the Hellman & Friedman Investors entitle it to elect a director of Activant Group with the power to determine the outcome of all votes of the board of directors prior to an initial public offering. After an initial public offering of common stock of Activant Group:
•	the Thoma Cressey Investors will have the right to nominate one individual for election to the board of directors, provided the Thoma Cressey Investors and its permitted transferees beneficially own at least a specified amount of the outstanding share equivalents of Activant Group;
•	the JMI Investors will have the right to nominate one individual for election to the board of directors, provided the JMI Investors and its permitted transferees beneficially own at least a specified amount of the outstanding share equivalents of Activant Group; and
•	the Hellman & Friedman Investors and their affiliates will have the right to nominate the number of individuals for election to the board of directors that is equal to the product of the percentage of share equivalents of Activant Group held by the Hellman & Friedman Investors and their affiliates, multiplied by the number of directors then on the board, rounded up to the nearest whole number.
For so long as the Thoma Cressey Investors, the JMI Investors and/or the Hellman & Friedman Investors are entitled to nominate an individual for election to the board of directors, Activant Group is required to nominate such individual for election as a director as part of the slate that is included in the proxy statement or consent solicitation relating to such election and provide the highest level of support for the election of such individual as it provides to any other individual standing for election as part of Activant Group’s slate.

Voting Rights and Minority Rights. For as long as the Hellman & Friedman Investors own at least 20% of all outstanding share equivalents of Activant Group, all of the other sponsors must vote their shares in the same manner as the Hellman & Friedman Investors vote their shares of common stock with respect to any of the following:
•	altering or amending the Activant Group certificate of incorporation or bylaws (except with respect to any alteration or amendment that is detrimental to the rights of the Thoma Cressey Investors or the JMI Investors relative to the Hellman & Friedman Investors);
•	engaging in any liquidation or dissolution; or
•	approving any employee benefit, stock option or equity incentive plan recommended by the board of directors of Activant Group.
The stockholders agreement also provides the following minority rights with respect to certain of the sponsors that will apply prior to an initial public offering:
•	the consent of the Thoma Cressey Investors and the JMI Investors is required with respect to specified types of transactions between the Hellman & Friedman Investors or their affiliates, on the one hand, and Activant Group or any of its subsidiaries, on the other hand;
•	for so long as the Thoma Cressey Investors beneficially own, in the aggregate, at least 5% of the outstanding share equivalents of Activant Group, the consent of the Thoma Cressey Investors are required with respect to any acquisition by Activant Group or its subsidiaries involving a purchase price of less than $100.0 million; and
•	with respect to certain future issuances of equity securities to the Hellman & Friedman Investors or their affiliates, the Thoma Cressey Investors are able to require Activant Group to engage an independent third party to establish the fair market value of such securities.
Indemnification. We and Activant Group are required to indemnify and hold harmless each of the stockholders that is party to the stockholders agreement, together with its partners, stockholders, members, affiliates, directors, officers, fiduciaries, controlling persons, employees and agents from any losses arising out of either of the following, subject to limited exceptions:
•	the stockholder’s or its affiliate’s ownership of securities of Activant Group and us or its ability to control or influence Activant Group and us, and
•	the business, operations, properties, assets or other rights or liabilities of Activant Group, us or any of our subsidiaries.
Participation Rights. Subject to specified exceptions, until an initial public offering, Activant Group may not issue equity securities without permitting each sponsor the opportunity to purchase a pro rata share of the securities being issued. Also prior to an initial public offering, if Activant Group or any of its subsidiaries issues debt securities to the Hellman & Friedman Investors or their affiliates, each of the other sponsors will be provided the opportunity to purchase a pro rata portion of such debt securities, based on the sponsor’s respective ownership of share equivalents at that time.
Transfer Provisions and Registration Rights. The stockholders agreement also contains (1) transfer restrictions applicable to the share equivalents held by the Thoma Cressey Investors, the JMI Investors and the management investors, (2) tag-along rights in favor of the Thoma Cressey Investors, the JMI Investors and the management investors, (3) drag-along rights in favor of the Hellman & Friedman Investors, (4) repurchase rights in favor of Activant Group and the sponsors with respect to the shares equivalents of the management investors, including any share equivalents they receive upon exercise of options, in the event of the termination of a management investor’s employment with Activant Group and (5) certain registration rights (including customary indemnification) and Rule 144 sale provisions applicable to the sponsors and their affiliates and the management investors.
Qureshi Letter Agreement
In connection with entering into the Merger Agreement and in contemplation of the mergers, as of March 12, 2006, Mr. Pervez A. Qureshi, who is our chief executive officer and president, entered into a letter agreement with Activant Group, pursuant to which:
•	At the effective time of the mergers, Mr. Qureshi became our chief executive officer and president.;
•	At the effective time of the mergers, Mr. Qureshi rolled over $1 million of the spread value of his current stock options in Holdings into 333,334 stock options to purchase shares of common stock of Activant Group, with an exercise price of $1.00 per share pursuant to the terms of an option rollover agreement, which is described under “Item 11. Executive Compensation—Employment Agreements and Severance and Change of Control Benefits Employment Agreements—Rollover Options.” These options and the additional stock options granted to Mr. Qureshi pursuant to his new employment agreement became subject to the stockholders agreement described above;
•	Activant Group and Mr. Qureshi agreed to the terms and conditions of Mr. Qureshi’s employment after the closing of the mergers, which are described under “Item 11. Executive Compensation—Employment Agreements and Severance and Change of Control Benefits.”

Management Subscription Agreements
Prior to the consummation of the transactions, certain members of our management entered into management subscription agreements pursuant to which, upon the terms and subject to the conditions set forth in the agreements, these members of management agreed to assign to Activant Group a portion of the proceeds they would otherwise be entitled to receive pursuant to the merger agreement for their options to acquire Holdings common stock as consideration for the acquisition of newly-issued shares of common stock of Activant Group for a price of $4.00 per share. The members of our management that entered into management subscription agreements included the following:
•	Stephen McLaughlin, our senior vice president and general manager of wholesale distribution, who assigned an aggregate of $250,000 of proceeds he would have been entitled to receive for his options in exchange for the issuance to him of 62,500 shares of Activant Group common stock.
•	William Wilson, our senior vice president of product development, who assigned an aggregate of $200,000 of proceeds he would have been entitled to receive for his options in exchange for the issuance to him of 50,000 shares of Activant Group common stock.
•	Scott B. Hanson, our senior vice president and general manager of hardlines and lumber, who assigned an aggregate of $150,000 of proceeds he would have been entitled to receive for his options in exchange for the issuance to him of 37,500 shares of Activant Group common stock.
Transition Agreement
Soon after the consummation of the mergers, we relocated our headquarters to our Livermore, California office. Mr. Petersen indicated that he was unable to relocate to Livermore. Mr. Petersen an executed agreement that provided for lump sum severance payment in the amount of $500,000, in addition to certain other benefits and the termination of his employment with us in early 2007.
Cash Incentive Payments
We entered into letter agreements with certain of our employees that provided for the payment of cash incentive bonuses to them in an aggregate amount of $16,960,000 upon the consummation of the mergers, which were subject to prior approval of such payments by our stockholders. These cash payments were in lieu of the granting of shares of our restricted common stock as previously disclosed in our Current Report on Form 8-K filed with the SEC on January 30, 2006. A portion of these cash incentive bonus payments were made to our “Named Executive Officers” (as defined in “Item 11. Executive Compensation”) as follows: $3,200,000 to Pervez A. Qureshi; $2,200,000 to Greg Petersen; $1,400,000 to William Wilson; $1,000,000 to Stephen A. McLaughlin and $1,000,000 to Scott B. Hanson.
Policies and Procedures for Review and Approval of Related Party Transactions
We do not have a formal policy and related procedures for the review, approval and ratification of transactions that are required to be reported pursuant to this Item 13. Since the completion of the mergers, if and when any such transactions have been proposed, they have been reviewed by our board of directors and subject to its approval. We expect to continue this policy in the future.
Indemnification of Directors and Officers
Activant Group, as the surviving corporation of the mergers, agreed that for a period of six years following the effective time of the mergers, or May 2, 2006, it will indemnify each of the present and former directors and officers of Holdings to the fullest extent permitted by Delaware law against claims arising out of or pertaining to the fact that the person is or was an officer or director of Holdings or any of its subsidiaries prior to the mergers. Our certificate of incorporation provides that it will indemnify each of our directors and officers to the fullest extent permitted under the General Corporation Law of the State of Delaware for claims arising by reason of the fact that he or she is a director, officer, employee, or agent of the Company or any of its subsidiaries
In addition, each of our executive officers and directors has entered into an indemnification agreement with Activant Group and us, or “Activant.” Each of the indemnification agreements provides that we will indemnify and advance expenses to the indemnified officers and directors, or the indemnitees, to the fullest extent provided under our certificate of incorporation and bylaws, as in effect from time to time. We will not, without the prior written consent of each indemnitee, adopt any amendment to their respective certificates of incorporation, which would adversely affect the rights of the indemnitees, except as required by law. The right of such indemnitee to receive indemnification and advancement of expenses under this agreement is not exclusive of any other right, to which the indemnitee may, at any time be entitled. The agreement is valid for so long as such indemnitee serves as an officer or director of Activant, or at its request, any other entity, and terminates upon the later of (a) the expiration of six (6) years after the latest date that such indemnitee ceases to serve as an officer or director, (b) the final termination of all pending proceedings in respect of which such indemnitee is granted rights of indemnification or advancement of expenses, or

(c) the expiration of all statutes of limitation applicable to possible claims arising out of such indemnitee’s status as an officer or director of Activant. The terms and provisions of the indemnification agreement are binding upon Activant’s successors and assigns.
Director Independence
Our board of directors has determined that Mr. Marcel Bernard is an “independent” director as defined under Nasdaq Marketplace Rule 4200-1(a)(15), which is the definition used by our board of directors for determining the independence of its directors. Mr. Bernard is our sole independent director. None of the members of our audit committee and compensation committee are independent. Our board of directors is not comprised of a majority of independent directors, and its committees are not comprised solely of independent directors, because we are a privately held company and not subject to applicable listing standards. The terms of the stockholders agreement described above require that certain members of our board of directors be comprised of persons affiliated with our company and the one share of Series A preferred stock held by an affiliate of Hellman & Friedman LLC, entitles the holder to designate one director with the power to cast one more vote than all votes entitled to be cast by all other directors.
Item 14. Principal Accountant Fees and Services.
The audit committee of the board of directors has selected Ernst & Young LLP as registered independent public accounting firm to audit our consolidated financial statements for the fiscal year ending September 30, 2007. Ernst & Young LLP currently serves as our registered independent public accounting firm. Fees paid to Ernst & Young for each of the last two fiscal years were as follows:

	Year Ended September 30,
(in thousands)	2006	2007
Audit fees (1)	$714,000	$604,000
Audit related fees (2)	471,000	210,000
Tax fees (3)	185,000	140,300
All other fees	—	—

Total	$1,370,000	$954,300

(1)	Audit fees include the annual audit and quarterly reviews of our financial statements, consultation on new accounting standards and current transactions and normal assistance with annual and periodic filings with the SEC or internet postings of our financial statements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”. These services primarily relate to the registration statement filings for financing activities and consultations concerning registration statement filings.

(3)	Tax fees include assistance in the preparation of our federal, state and foreign income and franchise tax returns and in the periodic examinations thereof by regulatory authorities and consultation on the tax treatment for transactions.
Audit Committee Pre-Approval Policy for Services Provided by Independent Registered Public Accounting Firm
All services provided by the registered independent public accounting firm have been pre-approved by our audit committee. Under the pre-approval policy, the committee pre-approves, by type and amount, the services expected to be provided by the registered independent public accounting firm during the coming year. This pre-approval is done annually and is documented as an exhibit to the minutes of the audit committee meeting. Any services to be provided by the registered independent public accounting firm that are not pre-approved as part of the annual process must be separately pre-approved by the audit committee, including the related fees. The audit committee must separately pre-approve any significant changes in scope or fees for any approved service. Pre-approval authority may not be delegated to management. Although pre-approval authority may be delegated to one or more members of the audit committee, no such delegation has been made.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	(1) Financial Statements – the consolidated financial statements of Activant Solutions Inc. are incorporated by reference to Part II, Item 8 of this report.
(2) Financial Statement Schedules – See Schedule II – Valuation and Qualifying Accounts below.
All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes included in Part II, Item 8 of this report..
(3) Exhibits:
EXHIBIT INDEX

Exhibit					Exhibit	Provided
Number	Exhibit Description	Incorporated by Reference			Number	Herewith
				Date of First
		Form	File No.	Filing
3.1	Amended and Restated Certificate of Incorporation of Activant Solutions Inc.	S-4	333-138081	October 19, 2006	3.1

3.2	Bylaws of Activant Solutions Inc.					X

4.1	Indenture, dated May 2, 2006, by and among Lone Star Merger Corp., Activant Solutions Inc., Activant Solutions Holdings Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 9 1/2% Senior Subordinated Notes due 2016	S-4	333-138081	October 19, 2006	4.1

10.1	Credit Agreement, dated May 2, 2006, by and among Lone Star Merger Corp., Lone Star Holding Corp., Deutsche Bank Trust Company Americas, as Administrative Agent, Swing Line Lender and an L/C Issuer, each lender from time to time party thereto, JP Morgan Chase Bank, N.A., as Syndication Agent and Lehman Commercial Paper Inc., as Documentation Agent	S-4	333-138081	October 19, 2006	10.1

10.2	Guarantee Agreement, dated May 2, 2006, by and among Lone Star Merger Corp., Lone Star Holding Corp., the Subsidiaries of the Borrower identified therein and Deutsche Bank Trust Company Americas, as Administrative Agent	S-4	333-138081	October 19, 2006	10.2

10.3	Security Agreement, dated May 2, 2006, by and among Lone Star Merger Corp., Lone Star Holding Corp., the Subsidiaries of Holdings identified therein and Deutsche Bank Trust Company Americas, as Collateral Agent for the Secured Parties (as defined therein)	S-4	333-138081	October 19, 2006	10.3

10.4	Intellectual Property Security Agreement, dated May 2, 2006, by and among Lone Star Merger Corp., Lone Star Holding Corp., the Subsidiaries of Holdings identified therein and Deutsche Bank Trust Company Americas, as Collateral Agent for the Secured Parties (as defined therein)	S-4	333-138081	October 19, 2006	10.4

Exhibit					Exhibit	Provided
Number	Exhibit Description	Incorporated by Reference			Number	Herewith
				Date of First
		Form	File No.	Filing
10.5	First Incremental Amendment to Credit Agreement, dated August 17, 2007, by and among Activant Group Inc., Activant Solutions Inc. and Deutsche Bank Trust Company Americas, as Administrative Agent and the 2007 Term Lenders (as defined therein)	8-K	333-49389	August 23, 2007	10.1

10.6	Stockholders Agreement, dated May 2, 2006, by and among Lone Star Holding Corp., Lone Star Merger Corp., Hellman & Friedman Capital Partners V, L.P., Hellman & Friedman Capital Partners V (Parallel), L.P., Hellman & Friedman Capital Associates V, LLC, Thoma Cressey Fund VII, L.P., Thoma Cressey Friends Fund VII, L.P., Thoma Cressey Fund VIII, L.P., JMI Equity Fund V, L.P., JMI Equity Fund V (AI), L.P. and the other signatories thereto	S-4	333-138081	October 19, 2006	10.7

10.7	Employment Agreement, dated May 2, 2006, by and between Lone Star Holding Corp. and Pervez A. Qureshi*	S-4	333-138081	October 19, 2006	10.6

10.8	Option Rollover Agreement, dated May 1, 2006, by and among Lone Star Holding Corp., Activant Solutions Holdings Inc. and Pervez A. Qureshi*					X

10.9	Offer Letter, dated March 19, 2007, by and between Activant Solutions Inc. and Kathleen M. Crusco*	8-K	333-49389	March, 22, 2007	10.1

10.10	Executive Employment Agreement, dated February 14, 2005, by and between Activant Solutions Inc. and William Wilson*	10-K	333-49389	December 22, 2005	10.52

10.11	Offer Letter, dated September 6, 2005, by and between Activant Solutions Inc. and Stephen A. McLaughlin*					X

10.12	Agreement with Marcel Bernard, dated April 7, 2006, assumed by Lone Star Holding Corp. on October 13, 2006*					X

10.13	Canadian Executive Retention Bonus Award Letter, dated November 17, 2006, by and between Activant Group Inc. and Marcel Bernard*					X

10.14	CEO Executive Retention Bonus Award Letter, dated November 17, 2006, by and between Activant Group Inc. and Pervez A. Qureshi*					X

10.15	U.S. Executive Retention Bonus Award Letter, dated November 17, 2006, by and between Activant Group Inc. and William Wilson*					X

10.16	U.S. Executive Retention Bonus Award Letter, dated November 17, 2006, by and between Activant Group Inc. and Stephen A. McLaughlin*					X

10.17	U.S. Executive Retention Bonus Award Letter, dated November 17, 2006, by and between Activant Group Inc. and Scott B. Hanson*					X

10.18	Transition and Severance Agreement, by and between Lone Star Merger Corp. and Greg Petersen*					X

10.19	Offer Letter, dated October 17, 2006, by and between Activant Solutions Inc. and Brian E. Agle*	10-Q	333-49389	February 14, 2007	10.1

Exhibit					Exhibit	Provided
Number	Exhibit Description	Incorporated by Reference			Number	Herewith
Date of First
		Form	File No.	Filing
10.20	Form of Indemnification Agreement among Activant Group Inc., Activant Solutions Inc. and each of its directors and executive officers	8-K	333-49389	March 8, 2007	10.1

10.21	Amended and Restated Activant Group Inc. 2006 Stock Incentive Plan*					X

10.22	Form of Option Agreement (General) under the Amended and Restated Activant Group Inc. 2006 Stock Incentive Plan *					X

10.23	Form of Option Agreement (for Canadian employees) under the Amended and Restated Activant Group Inc. 2006 Stock Incentive Plan *					X

10.24	Activant Solutions Holdings, Inc. Second Amended and Restated 2000 Stock Option Plan for Key Employees*	10-K	333-49389	December 22, 2004	10.46

10.25	Activant Solutions Corporate Incentive Bonus Plan for Fiscal Year 2007*					X

10.26	Activant Solutions Business Units Incentive Bonus Plan for Fiscal Year 2007*					X

10.27	Activant Executive Severance Plan*					X

10.28	Asset Purchase Agreement, dated July 2, 2007, by and between Activant Solutions Inc., Greenland Holding Corp., and Intuit Inc.	8-K	333-49389	July 9, 2007	2.1

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges					X

14.1	Activant Solutions Inc. Code of Ethics for Senior Financial Management					X

21.1	List of Subsidiaries of Activant Solutions Inc.					X

24.1	Power of Attorney (included on signature page to this report)					X

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Pervez A. Qureshi					X

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco					X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Pervez A. Qureshi**					X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco**					X

*	Represents a management contract or compensatory plan.

**	This certification is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

ACTIVANT SOLUTIONS INC.
Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period
		(in thousands)
Year ended September 30, 2005:
Allowance for doubtful accounts	$5,639	$2,146	$2,577	$5,208
Inventory valuation	720	797	838	679
From inception to September 30, 2006:
Allowance for doubtful accounts	$—	$2,205	$—	$2,205
Inventory valuation	—	133	129	4
Year ended September 30, 2007:
Allowance for doubtful accounts	$2,205	$3,174	$—	$5,379
Inventory valuation	4	1,383	336	1,051

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIVANT SOLUTIONS INC.

By:	/s/ Kathleen M. Crusco

	Name:	Kathleen M. Crusco
	Title:	Senior Vice President and Chief Financial Officer
	Date:	December 21, 2007
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Pervez A. Qureshi and Kathleen M. Crusco, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pervez A. Qureshi Pervez A. Qureshi	President, Chief Executive Officer and Director (Principal Executive Officer)	December 21, 2007
/s/ Kathleen M. Crusco Kathleen M. Crusco	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	December 21, 2007
/s/ Robert B. Henske Robert B. Henske	Chairman of the Board of Director	December 21, 2007
/s/ C. Andrew Ballard C. Andrew Ballard	Director	December 21, 2007
/s/ Paul V. Barber Paul V. Barber	Director	December 21, 2007
/s/ Marcel Bernard Marcel Bernard	Director	December 21, 2007
/s/ Orlando Bravo Orlando Bravo	Director	December 21, 2007
/s/ S. Scott Crabill S. Scott Crabill	Director	December 21, 2007
/s/ David R. Tunnell David R. Tunnell	Director	December 21, 2007