Form 10-K/A
period 2007-09-30
ACTIVANT SOLUTIONS INC /DE/
filed 2008-01-14
CIK 1059103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K/A
Amendment No. 1
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2007
Commission File Number 333-49389
Activant Solutions Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	94-2160013 (I.R.S. Employer
incorporation or organization)	Identification No.)

7683 Southfront Road
Livermore, California	94551
(Address of principal executive offices)	(Zip Code)
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

Explanatory Note
We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the same period, which was initially filed with the Securities and Exchange Commission on December 21, 2007. This Amendment No. 1 amends the supplemental disclosures of cash flow information in the Consolidated Statements of Cash Flows. Cash paid during the period for interest is amended for the period from Inception to September 30, 2006 and for the year ended September 30, 2007. In addition, cash paid (received) during the period for income taxes is amended for the year ended September 30, 2007. We also corrected the purchase price of Silk Systems, Inc. as described in Note 3 in the Notes to Consolidated Financial Statements.
In addition, Amendment No. 1 includes the Agreement with Marcel Bernard, dated April 7, 2006, which was inadvertently not filed as an exhibit in the original filing on December 21, 2007.
No attempt has been made in this Amendment No. 1 to modify or update disclosures in the original Annual Report on Form 10-K except as described above. This Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K or modify or update any related disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the original Annual Report on Form 10-K.

ACTIVANT SOLUTIONS INC.
INDEX

Item 8. Financial Statements and Supplementary Data.
Report of Independent Auditors	4
Consolidated Balance Sheets as of September 30, 2006 and September 30, 2007	5
Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended September 30, 2005, the period October 1, 2005 to May 2, 2006 (Predecessor), the period from Inception to September 30, 2006 and the year ended September 30, 2007	6
Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended September 30, 2005, the period October 1, 2005 to May 2, 2006 (Predecessor), the period from Inception to September 30, 2006 and the year ended September 30, 2007	7
Consolidated Statements of Cash Flows for the year ended September 30, 2005, the period October 1, 2005 to May 2, 2006 (Predecessor), the period from Inception to September 30, 2006 and the year ended September 30, 2007	8
Notes to Consolidated Financial Statements	9
Item 15. Exhibits, Financial Statement Schedules	34
Agreement with Marcel Bernard as assumed by Lone Star Holding Corp.
Certificate of CEO Pursuant to Section 302
Certificate of CFO Pursuant to Section 302
Certificate of CEO Pursuant to Section 906
Certificate of CFO Pursuant to Section 906
Schedule II — Valuation and Qualifying Accounts	37
Signatures	38

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
/s/ ERNST & YOUNG LLP
Austin, Texas
December 20, 2007

ACTIVANT SOLUTIONS INC.
Consolidated Balance Sheets

	September 30,
(in thousands, except share data)	2006	2007
Assets
Current assets:
Cash and cash equivalents	$36,383	$33,379
Trade accounts receivable, net of allowance for doubtful accounts of $2,205 and $5,378 at September 30, 2006 and 2007, respectively	55,689	57,144
Inventories, net	4,355	5,359
Deferred income taxes	5,401	8,622
Income taxes receivable	12,906	2,681
Prepaid expenses and other current assets	5,231	5,736

Total current assets	119,965	112,921

Property and equipment, net	8,727	10,074
Intangible assets, net	221,380	235,566
Goodwill	598,532	672,206
Deferred financing costs	15,137	15,501
Other assets	3,945	4,341

Total assets	$967,686	$1,050,609

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,944	$18,401
Payroll related accruals	18,266	15,974
Deferred revenue	29,688	29,671
Current portion of long-term debt	3,900	750
Accrued expenses and other current liabilities	23,436	20,549

Total current liabilities	89,234	85,345

Long-term debt, net of discount	561,150	632,113
Deferred tax liabilities	64,817	67,072
Other liabilities	4,812	9,885

Total liabilities	720,013	794,415

Commitments and contingencies (See Note 11)	—	—

Stockholders’ equity:
Common Stock:
Par value $0.01, authorized 1,000 shares, 10 shares issued and outstanding at September 30, 2006 and 2007	—	—
Additional paid-in capital	246,744	250,893
Retained earnings	3,080	8,003
Other accumulated comprehensive income (loss):
Unrealized loss on cash flow hedges	(2,103)	(2,891)
Cumulative translation adjustment	(48)	189

Total stockholders’ equity	247,673	256,194

Total liabilities and stockholders’ equity	$967,686	$1,050,609

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Predecessor Company		Activant Solutions Inc.
			Period from
	Year Ended	Period from	Inception to	Year Ended
	September 30,	October 1, 2005	September 30,	September 30,
(in thousands)	2005	to May 2, 2006	2006	2007
Revenues:
Systems	$104,789	$91,404	$69,243	$173,291
Services	161,202	133,811	94,947	235,831

Total revenues	265,991	225,215	164,190	409,122

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems (1)	59,179	47,547	35,673	90,256
Services (1)	58,947	48,581	36,185	85,730

Total cost of revenues	118,126	96,128	71,858	175,986

Gross profit	147,865	129,087	92,332	233,136

Operating expenses:
Sales and marketing (1)	38,076	30,549	24,192	60,856
Product development (1)	21,379	21,986	15,934	38,907
General and administrative (1)	28,068	21,459	14,327	40,219
Depreciation and amortization	16,114	15,511	11,773	29,735
Acquisition costs	–	32,291	194	531
Restructuring costs	–	116	802	1,109

Total operating expenses	103,637	121,912	67,222	171,357

Operating income	44,228	7,175	25,110	61,779

Interest expense	(25,728)	(33,000)	(20,340)	(48,398)
Write-off of prior deferred financing costs	–	(15,994)	–	–
Premium on debt repurchase	–	(26,671)	–	–
Other income, net	428	733	335	1,529

Income (loss) before income taxes	18,928	(67,757)	5,105	14,910
Income tax expense (benefit)	5,645	(22,553)	2,025	9,987

Net income (loss)	$13,283	$(45,204)	$3,080	$4,923

Comprehensive income (loss):
Net income (loss)	$13,283	$(45,204)	$3,080	$4,923
Unrealized loss on cash flow hedges	–	–	(2,103)	(788)
Foreign currency translation adjustments	971	(131)	(48)	237

Comprehensive income (loss)	$14,254	$(45,335)	$929	$4,372

(1)	Includes share-based payment expense as follows:

Cost of revenues Systems	$—	$—	$—	$43
Services	—	—	—	351
Operating expenses	—	—	—
Sales and marketing	—	—	—	1,020
Product development	—	—	—	390
General and administrative	—	1,393	—	2,359
The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
Predecessor Company

	Class A			Additional		Other Accumulated	Total
	Common	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
(in thousands)	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance, September 30, 2004	$3	19,220	$2	$85,503	$(105,007)	$(521)	$(20,020)
Foreign currency translation adjustments	–	–	–	–	–	971	971
Exercise of options	–	83	–	92	–	–	92
Net income	–	–	–	–	13,283	–	13,283

Balance, September 30, 2005	3	19,303	2	85,595	(91,724)	450	(5,674)
Foreign currency translation adjustments	–	–	–	–	–	(131)	(131)
Stock Compensation	–	–	–	1,393	–	–	1,393
Repurchase of common stock				(840)			(840)
Exercise of options	–	–	–	105	–	–	105
Net loss	–	–	–	–	(45,204)	–	(45,204)

Balance, May 2, 2006	$3	19,303	$2	$86,253	$(136,928)	$319	$(50,351)

Activant Solutions Inc.

			Additional		Other Accumulated	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	Loss	Equity
Issuance of common stock at Inception	10	$–	$245,625	$–	$–	$245,625
Exchange of stock options upon completion of Merger	–	–	1,119	–	–	1,119
Foreign currency translation adjustments	–	–	–	–	(48)	(48)
Unrealized loss on cash flow hedges	–	–	–	–	(2,103)	(2,103)
Net income	–	–	–	3,080	–	3,080

Balance, September 30, 2006	10	–	246,744	3,080	(2,151)	247,673
Foreign currency translation adjustments	–	–	–	–	237	237
Repurchase of Activant Group common stock	–	–	(13)			(13)
Stock-based compensation	–	–	4,162			4,162
Unrealized loss on cash flow hedges	–	–	–		(788)	(788)
Net income	–	–	–	4,923	–	4,923

Balance, September 30, 2007	10	$–	$250,893	$8,003	$(2,702)	$256,194

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
Consolidated Statements of Cash Flows

	Predecessor Company		Activant Solutions Inc.
			Period from
	Year Ended	Period from	Inception to	Year Ended
	September 30,	October 1, 2005	September 30,	September 30,
(in thousands)	2005	to May 2, 2006	2006	2007
Operating activities
Net income (loss)	$13,283	$(45,204)	$3,080	$4,923
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,311	3,498	2,551	6,048
Stock compensation	—	1,393	—	4,163
Amortization of intangible assets	10,803	12,013	9,222	23,687
Amortization of deferred financing costs	1,402	1,783	842	2,176
Deferred income taxes	(8,253)	(10,192)	2,475	(966)
Write-off of prior deferred financing costs	—	15,994	—	—
Write-off of capitalized IPO costs	—	1,776	—	—
Provision for doubtful accounts	2,146	1,558	2,205	3,173
Other, net	1,174	1,331	(96)	443
Changes in assets and liabilities:
Trade accounts receivable	(937)	1,797	(14,116)	969
Inventories	(411)	(2,128)	1,876	(62)
Prepaid expenses and other assets	5,227	(22,531)	5,170	9,152
Accounts payable	(951)	(224)	(2,075)	4,457
Deferred revenue	(1,532)	(4,944)	9,733	(5,446)
Accrued expenses and other liabilities	(7,054)	56,751	9,825	(1,473)

Net cash provided by operating activities	20,208	12,671	30,692	51,244

Investing activities
Acquisition of Activant Solutions Inc.	—	—	(782,894)	—
Purchase of Speedware, net of cash acquired	(100,834)	—	—	—
Purchase of Prophet 21, net of cash acquired	(218,200)	—	—	—
Purchase of Silk Systems, net of cash acquired	—	—	—	(6,912)
Purchase of Eclipse, net of cash acquired	—	—	—	(101,260)
Purchase of other business	(2,646)	—	—	—
Purchase of property and equipment	(4,410)	(3,586)	(1,909)	(7,056)
Capitalized computer software costs and databases	(5,052)	(3,455)	(2,202)	(5,276)
Equity distributions from partnerships	542	679	—	—
Unrealized loss on cash flow hedge, net	—	—	—	(788)
Purchase price adjustments	—	508	—	1,784

Net cash used in investing activities	(330,600)	(5,854)	(787,005)	(119,508)

Financing activities
Issuance of common stock at Inception	—	—	245,625	—
Proceeds from long-term debt	300,000	185,000	565,000	75,000
Repayment of senior unsecured bridge loan	—	(180,000)	—	—
Deferred financing costs	(10,320)	(3,561)	(15,979)	(2,540)
Proceeds from credit facility	—	10,000	—	20,000
Repayment of credit facility	—	(10,000)	—	—
Payment on long-term debt	(493)	(149)	(1,950)	(25,187)
Repayment of senior notes	—	—	—	(2,000)
Exercise of options	92	105	—	—
Repurchase of common stock	—	(840)	—	(13)

Net cash provided by financing activities	289,279	555	792,696	65,260

Change in cash and cash equivalents	(21,113)	7,372	36,383	(3,004)
Cash and cash equivalents, beginning of period	32,065	10,952	—	36,383

Cash and cash equivalents, end of period	$10,952	$18,324	$36,383	$33,379

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$23,023	$26,155	$17,268	$45,813
Cash paid (received) during the period for income taxes	$6,342	$8,311	$417	$(1,585)
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
Silk Systems, Inc.

On May 31, 2007, we acquired the common stock of Silk Systems, Inc. (“Silk Systems”) for a total purchase price of $6.9 million, net of $0.7 million cash received. Silk Systems is one of the leading computer software solutions providers for the Canadian home improvement, wholesale distribution and building materials industries. This acquisition expands our presence and commitment to the Canadian market while building on current technology and service offerings for customers across North America.
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

	Year Ended September 30,
	2006	2007
Total revenues	$439,186	$453,278
Total cost of revenues	194,797	200,717

Gross profit	244,389	252,561
Total operating expenses	203,628	184,519

Operating income	40,761	68,042
Interest expense	(61,183)	(55,260)
Other income (expense), net	(41,595)	1,529

Income (loss) before taxes	(62,017)	14,311
Income tax expense (benefit)	(20,307)	9,777

Net income (loss)	$(41,710)	$4,534

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
The Company estimates the fair value of stock options using a Black-Scholes option pricing model that uses certain assumptions including expected term, expected volatility of the underlying stock, expected dividend pay-out rate and risk-free rate of return. The expected term was based on historical data and represents the period of time that stock options granted were expected to be outstanding. Due to the fact that the common stock underlying the options is not publicly traded, the expected volatility was based on a comparable group of companies for the period. We do not intend to pay dividends on our common stock for the foreseeable future, and accordingly, used a dividend yield of zero. The risk-free rate for periods within the contractual life of the option was based on the Treasury Bill coupon rate for U.S Treasury securities in effect at the time of the grant with a maturity approximating the expected term. From Inception to September 30, 2006, there were no stock options granted and therefore no compensation expense was recognized. For the fiscal year ended September 30, 2007, we recorded share-based payment expense of approximately $4.2 million, with a total income tax benefit recognized in the income statement of approximately $1.7 million.

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

( in thousands)
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
Consolidating Balance Sheet as of September 30, 2007

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$24,862	$4,154	$4,363	$—	$33,379
Trade accounts receivable, net of allowance for doubtful accounts	39,382	14,408	3,354	—	57,144
Inventories, net	4,061	1,014	284	—	5,359
Income taxes receivable	1,638	514	529	—	2,681
Deferred income taxes	7,534	942	146	—	8,622
Prepaid expenses and other current assets	5,119	398	219	—	5,736

Total current assets	82,596	21,430	8,895	—	112,921

Property and equipment, net	8,066	1,359	649	—	10,074
Intangible assets, net	203,447	29,667	2,452	—	235,566
Goodwill	560,880	103,420	1,869	6,037	672,206
Investments in subsidiaries	9,656	—	885	(10,541)	—
Intercompany receivables (payables)	78,175	(52,525)	(25,650)	—	—
Deferred financing costs	15,501	—	—	—	15,501
Other assets	4,108	143	95	(5)	4,341

Total assets	$962,429	$103,494	$(10,805)	$(4,509)	$1,050,609

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$13,606	$3,104	$1,691	$—	$18,401
Payroll related accruals	11,168	3,500	1,306	—	15,974
Deferred revenue	12,277	16,104	1,290	—	29,671
Current portion of long-term debt	750	—	—	—	750
Accrued expenses and other current liabilities	19,042	1,472	35	—	20,549

Total current liabilities	56,843	24,180	4,322	—	85,345

Long-term debt, net of discount	632,113	—	—	—	632,113
Deferred tax liabilities and other liabilities	79,941	(3,049)	65	—	76,957

Total liabilities	768,897	21,131	4,387	—	794,415

Total stockholders’ equity (deficit)	193,532	82,363	(15,192)	(4,509)	256,194

Total liabilities and stockholders’ equity	$962,429	$103,494	$(10,805)	$(4,509)	$1,050,609

Consolidating Balance Sheet as of September 30, 2006

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$26,498	$7,772	$2,113	$—	$36,383
Trade accounts receivable, net of allowance for doubtful accounts	39,134	12,681	3,874	—	55,689
Inventories, net	3,724	467	164	—	4,355
Income taxes receivable	12,195	406	305	—	12,906
Deferred income taxes	4,184	946	271	—	5,401
Prepaid expenses and other current assets	(26,400)	32,843	(1,212)	—	5,231

Total current assets	59,335	55,115	5,515	—	119,965

Property and equipment, net	6,717	1,341	669	—	8,727
Intangible assets, net	221,380	—	—	—	221,380
Goodwill	598,532	—	—	—	598,532
Investments in subsidiaries	16,911	(7,772)	3,437	(12,576)	—
Deferred financing costs	15,137	—	—	—	15,137
Other assets	3,734	127	84	—	3,945

Total assets	$921,746	$48,811	$9,705	$(12,576)	$967,686

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,996	$2,597	$351	$—	$13,944
Payroll related accruals	13,362	3,362	1,542	—	18,266
Deferred revenue	14,186	11,763	3,739	—	29,688
Current portion of long-term debt	3,900	—	—	—	3,900
Accrued expenses and other current liabilities	21,798	1,585	53	—	23,436

Total current liabilities	64,242	19,307	5,685	—	89,234

Long-term debt, net of discount	561,150	—	—	—	561,150
Deferred tax liabilities and other liabilities	61,006	7,599	1,024	—	69,629

Total liabilities	686,398	26,906	6,709	—	720,013

Total stockholders’ equity (deficit)	235,348	21,905	2,996	(12,576)	247,673

Total liabilities and stockholders’ equity	$921,746	$48,811	$9,705	$(12,576)	$967,686

Consolidating Statement of Operations for the Year Ended September 30, 2007

	Guarantor
			Non-
	Principal	Guarantor	Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$110,467	$55,750	$7,074	$—	$173,291
Services	149,076	70,814	15,941	—	235,831

Total Revenues	259,543	126,564	23,015	—	409,122
Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	57,951	20,720	11,585	—	90,256
Services	60,288	17,474	7,968	—	85,730

Total cost of revenues	118,239	38,194	19,553	—	175,986

Gross profit	141,304	88,370	3,462	—	233,136

Operating expenses:
Sales and marketing	36,843	19,292	4,721	—	60,856
Product development	21,457	14,602	2,848	—	38,907
General and administrative	31,682	4,569	3,968	—	40,219
Depreciation and amortization	28,086	1,176	473	—	29,735
Acquisition-related costs	529	2	—	—	531
Restructuring costs	1,109	—	—	—	1,109

Total operating expenses	119,706	39,641	12,010	—	171,357

Operating income (loss)	21,598	48,729	(8,548)	—	61,779

Interest expense	(48,387)	(4)	(7)	—	(48,398)
Other income (expense), net	1,810	(443)	162	—	1,529

Income (loss) before income taxes	(24,979)	48,282	(8,393)	—	14,910
Income tax expense (benefit)	20,489	(12,186)	1,684	—	9,987

Net income (loss)	$(45,468)	$60,468	$(10,077)	$—	$4,923

Consolidating Statement of Operations from Inception to September 30, 2006

	Guarantor
			Non-
	Principal	Guarantor	Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$45,903	$22,151	$1,193	$(4)	$69,243
Services	63,529	25,131	6,287	—	94,947

Total Revenues	109,432	47,282	7,480	(4)	164,190
Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	24,482	8,791	2,400	—	35,673
Services	25,858	7,152	3,179	(4)	36,185

Total cost of revenues	50,340	15,943	5,579	(4)	71,858

Gross profit	59,092	31,339	1,901	—	92,332

Operating expenses:
Sales and marketing	15,093	7,319	1,780	—	24,192
Product development	8,555	6,279	1,100	—	15,934
General and administrative	9,930	2,917	1,480	—	14,327
Depreciation and amortization	11,230	421	122	—	11,773
Acquisition-related costs	194	—	—	—	194
Restructuring costs	802	—	—	—	802

Total operating expenses	45,804	16,936	4,482	—	67,222

Operating income	13,288	14,403	(2,581)	—	25,110

Interest expense	(20,308)	(25)	(7)	—	(20,340)
Other income, net	70	148	117	—	335

Income (loss) before income taxes	(6,950)	14,526	(2,471)	—	5,105
Income tax expense	1,164	509	352	—	2,025

Net income (loss)	$(8,114)	$14,017	$(2,823)	$—	$3,080

Predecessor Company
Condensed Consolidating Statement of Operations for the period from October 1, 2005 to May 2, 2006

		Guarantor		Non-
	Parent	Principal	Guarantor	Guarantor
(in thousands)	Company	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$—	$62,373	$27,108	$1,923	$—	$91,404
Services	—	89,292	35,759	8,760	—	133,811

Total revenues	—	151,665	62,867	10,683	—	225,215
Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	—	35,001	11,201	1,345	—	47,547
Services	—	32,396	10,146	6,039	—	48,581

Total cost of revenues	—	67,397	21,347	7,384	—	96,128

Gross profit	—	84,268	41,520	3,299	—	129,087

Operating expenses:
Sales and marketing	—	20,375	8,256	1,918	—	30,549
Product development	—	11,606	9,037	1,343	—	21,986
General and administrative	—	14,392	4,951	2,116	—	21,459
Depreciation and amortization	—	14,310	613	588	—	15,511
Acquisition-related costs	563	31,728	—	—	—	32,291
Restructuring costs	116	—	—	—	—	116

Total operating expenses	679	92,411	22,857	5,965	—	121,912

Operating income	(679)	(8,143)	18,663	(2,666)	—	7,175

Interest expense	(3,213)	(29,760)	(9)	(18)	—	(33,000)
Write-off of prior deferred financing costs	(1,774)	(14,220)	—	—	—	(15,994)
Premiums on debt repurchase	(5,120)	(21,551)	—	—	—	(26,671)
Other income, net	—	281	234	218	—	733

Income (loss) before income taxes	(10,786)	(73,393)	18,888	(2,466)	—	(67,757)
Income tax expense (benefit)	(1,436)	(21,708)	7	584	—	(22,553)

Net income (loss)	$(9,350)	$(51,685)	$18,881	$(3,050)	$—	$(45,204)

Predecessor Company
Consolidating Statement of Operations for the Year Ended September 30, 2005

		Guarantor		Non-
		Principal	Guarantor	Guarantor
(in thousands)	Parent Company	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$—	$89,601	$12,252	$2,940	$(4)	$104,789
Services	—	130,295	17,277	13,630	—	161,202

Total Revenues	—	219,896	29,529	16,570	(4)	265,991
Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	—	52,901	4,887	1,391	—	59,179
Services	—	44,218	6,911	7,822	(4)	58,947

Total cost of revenues	—	97,119	11,798	9,213	(4)	118,126

Gross profit	—	122,777	17,731	7,357	—	147,865

Operating expenses:
Sales and marketing	—	33,108	2,231	2,737	—	38,076
Product development	—	16,514	3,549	1,316	—	21,379
General and administrative	—	20,816	5,321	1,931	—	28,068
Depreciation and amortization	—	15,188	302	624	—	16,114

Total operating expenses	—	85,626	11,403	6,608	—	103,637

Operating income	—	37,151	6,328	749	—	44,228

Interest expense	(235)	(25,499)	(18)	24	—	(25,728)
Other income (expense), net	—	651	70	(293)	—	428

Income (loss) before income taxes	(235)	12,303	6,380	480	—	18,928
Income tax expense	—	3,210	2,035	400	—	5,645

Net income (loss)	$(235)	$9,093	$4,345	$80	$—	$13,283

Consolidating Statement of Cash Flows for the year ended September 30, 2007

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$52,180	$(1,618)	$682	$—	$51,244

Investing activities
Purchase of Silk Systems, net of cash	(6,912)	—	—	—	(6,912)
Purchase of Eclipse, net of cash	(101,260)	—	—	—	(101,260)
Purchase of property and equipment	(6,276)	(592)	(188)	—	(7,056)
Capitalized software costs and databases	(5,276)	—	—	—	(5,276)
Unrealized loss on cash flow hedge, net	(788)	—	—	—	(788)
Purchase Price Adjustment	1,436	(1,408)	1,756	—	1,784

Net cash provided by (used in) investing activities	(119,076)	(2,000)	1,568	—	(119,508)

Financing activities
Proceeds from long-term debt	75,000	—	—	—	75,000
Deferred financing costs	(2,540)	—	—	—	(2,540)
Proceeds from credit facility	20,000	—	—	—	20,000
Payment on long-term debt	(25,187)	—	—	—	(25,187)
Repayment of senior notes	(2,000)	—	—	—	(2,000)
Repurchase of common stock	(13)	—	—	—	(13)

Net cash provided by financing activities	65,260	—	—	—	65,260

Change in cash and cash equivalents	(1,636)	(3,618)	2,250	—	(3,004)
Cash and cash equivalents, beginning of period	26,498	7,772	2,113	—	36,383

Cash and cash equivalents, end of period	$24,862	$4,154	$4,363	$—	$33,379

Consolidating Statement of Cash Flows from Inception to September 30, 2006

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$20,762	$7,857	$2,073	$—	$30,692

Investing activities
Purchase of Activant Solutions Inc, net of cash	(782,894)	—	—	—	(782,894)
Purchase of property and equipment	(1,864)	(85)	40	—	(1,909)
Capitalized software costs and databases	(2,202)	—	—	—	(2,202)

Net cash used in investing activities	(786,960)	(85)	40	—	(787,005)

Financing activities
Issuance of common stock at inception	245,625	—	—	—	245,625
Proceeds from long-term debt	565,000	—	—	—	565,000
Payment on long-term debt	(1,950)	—	—	—	(1,950)
Deferred financing costs	(15,979)	—	—	—	(15,979)

Net cash used in financing activities	792,696	—	—	—	792,696

Change in cash and cash equivalents	26,498	7,772	2,113	—	36,383
Cash and cash equivalents, beginning of period	—	—	—	—	—

Cash and cash equivalents, end of period	$26,498	$7,772	$2,113	$—	$36,383

Predecessor Company
Condensed Consolidating Statement of Cash Flows for the period from October 1, 2005 to May 2, 2006

		Guarantor		Non-
	Parent	Principal	Guarantor	Guarantor
(in thousands)	Company	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$(6,856)	$20,888	$(998)	$(363)	$—	$12,671

Investing activities
Purchase of property and equipment	—	(3,232)	(210)	(144)	—	(3,586)
Capitalized software costs and databases	—	(3,455)	—	—	—	(3,455)
Purchase price adjustments	—	508	—	—	—	508
Equity distributions from partnerships	—	679	—	—	—	679

Net cash used in investing activities	—	(5,500)	(210)	(144)	—	(5,854)

Financing activities
Proceeds from long-term debt	40,000	145,000	—	—	—	185,000
Repayment of senior unsecured bridge loan	(40,000)	(140,000)	—	—	—	(180,000)
Proceeds from credit facility	—	10,000	—	—	—	10,000
Repayment on credit facility	—	(10,000)				(10,000)
Payment on long-term debt	—	—	(149)	—	—	(149)
Repurchase of common stock	(840)	—	—	—	—	(840)
Dividend to/from parent	8,384	(8,384)	—	—	—	—
Exercise of stock options	105	—	—	—	—	105
Deferred financing costs	(793)	(2,768)	—	—	—	(3,561)

Net cash provided by (used in) financing activities	6,856	(6,152)	(149)	—	—	555

Net change in cash and cash equivalents	—	9,236	(1,357)	(507)	—	7,372
Cash and cash equivalents, beginning of period	—	5,800	3,943	1,209	—	10,952

Cash and cash equivalents, end of period	$—	$15,036	$2,586	$702	$—	$18,324

Predecessor Company
Consolidating Statement of Cash Flows for the Year Ended September 30, 2005

		Guarantor		Non-
	Parent	Principal	Guarantor	Guarantor
(in thousands)	Company	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$(679)	$38,304	$(5,336)	$(12,081)	$—	$20,208

Investing activities
Purchase of Speedware, net of cash		(117,062)	6,071	10,157		(100,834)
Purchase of Prophet 21 , net of cash		(221,848)	3,648			(218,200)
Purchase of other businesses	—	(2,646)	—	—	—	(2,646)
Purchase of property and equipment	—	(3,922)	(40)	(448)	—	(4,410)
Capitalized software costs and databases	—	(5,052)	—	—	—	(5,052)
Equity distributions from partnerships	—	542	—	—	—	542

Net cash used in investing activities	—	(349,988)	9,679	9,709	—	(330,600)

Financing activities
Proceeds from long-term debt	40,000	260,000	—	—	—	300,000
Deferred finance costs	(1,014)	(9,306)	—	—	—	(10,320)
Payment on long-term debt	—	(200)	(293)	—	—	(493)
Exercise of stock options	92	—	—	—	—	92
Capital contribution from parent	(38,399)	38,399	—	—	—	—

Net cash used in financing activities	679	288,893	(293)	—	—	289,279

Change in cash and cash equivalents	—	(22,791)	4,050	(2,372)	—	(21,113)
Cash and cash equivalents, beginning of period	—	28,591	(107)	3,581	—	32,065

Cash and cash equivalents, end of period	$—	$5,800	$3,943	$1,209	$—	$10,952

Item 15. Exhibits and Financial Statement Schedules.
(a) (1) Financial Statements — the consolidated financial statements of Activant Solutions Inc. are incorporated by reference to Part II, Item 8 of this report.
      (2) Financial Statement Schedules — See Schedule II — Valuation and Qualifying Accounts below.
All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes included in Part II, Item 8 of this report..
      (3) Exhibits:
EXHIBIT INDEX

		Incorporated by Reference
				Date of
Exhibit			File	First	Exhibit	Provided
Number	Exhibit Description	Form	No.	Filing	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation of Activant Solutions Inc.	S-4	333-138081	October 19, 2006	3.1	—

3.2	Bylaws of Activant Solutions Inc.	10-K	333-49389	December 21, 2007	3.2	—

4.1	Indenture, dated May 2, 2006, by and among Lone Star Merger Corp., Activant Solutions Inc., Activant Solutions Holdings Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 9 1/2% Senior Subordinated Notes due 2016	S-4	333-138081	October 19, 2006	4.1	—

10.1	Credit Agreement, dated May 2, 2006, by and among Lone Star Merger Corp., Lone Star Holding Corp., Deutsche Bank Trust Company Americas, as Administrative Agent, Swing Line Lender and an L/C Issuer, each lender from time to time party thereto, JP Morgan Chase Bank, N.A., as Syndication Agent and Lehman Commercial Paper Inc., as Documentation Agent	S-4	333-138081	October 19, 2006	10.1	—

10.2	Guarantee Agreement, dated May 2, 2006, by and among Lone Star Merger Corp., Lone Star Holding Corp., the Subsidiaries of the Borrower identified therein and Deutsche Bank Trust Company Americas, as Administrative Agent	S-4	333-138081	October 19, 2006	10.2	—

10.3	Security Agreement, dated May 2, 2006, by and among Lone Star Merger Corp., Lone Star Holding Corp., the Subsidiaries of Holdings identified therein and Deutsche Bank Trust Company Americas, as Collateral Agent for the Secured Parties (as defined therein)	S-4	333-138081	October 19, 2006	10.3	—

10.4	Intellectual Property Security Agreement, dated May 2, 2006, by and among Lone Star Merger Corp., Lone Star Holding Corp., the Subsidiaries of Holdings identified therein and Deutsche Bank Trust Company Americas, as Collateral Agent for the Secured Parties (as defined therein)	S-4	333-138081	October 19, 2006	10.4	—

10.5	First Incremental Amendment to Credit Agreement, dated August 17, 2007, by and among Activant Group Inc., Activant Solutions Inc. and Deutsche Bank Trust Company Americas, as Administrative Agent and the 2007 Term Lenders (as defined therein)	8-K	333-49389	August 23, 2007	10.1	—

10.6	Stockholders Agreement, dated May 2, 2006, by and among Lone Star Holding Corp., Lone Star Merger Corp., Hellman & Friedman Capital Partners V, L.P., Hellman & Friedman Capital Partners V (Parallel), L.P., Hellman & Friedman Capital Associates V, LLC, Thoma Cressey Fund VII, L.P., Thoma Cressey Friends Fund VII, L.P., Thoma Cressey Fund VIII, L.P., JMI Equity Fund V, L.P., JMI Equity Fund V (AI), L.P. and the other signatories thereto	S-4	333-138081	October 19, 2006	10.7	—

10.7	Employment Agreement, dated May 2, 2006, by and between Lone Star Holding Corp. and Pervez A. Qureshi*	S-4	333-138081	October 19, 2006	10.6	—

Exhibit					Exhibit	Provided
Number	Exhibit Description	Incorporated by Reference			Number	Herewith
10.8	Option Rollover Agreement, dated May 1, 2006, by and among Lone Star Holding Corp., Activant Solutions Holdings Inc. and Pervez A. Qureshi*	10-K	333-49389	December 21, 2007	10.8	—

10.9	Offer Letter, dated March 19, 2007, by and between Activant Solutions Inc. and Kathleen M. Crusco*	8-K	333-49389	March, 22, 2007	10.1	—

10.10	Executive Employment Agreement, dated February 14, 2005, by and between Activant Solutions Inc. and William Wilson*	10-K	333-49389	December 22, 2005	10.52	—

10.11	Offer Letter, dated September 6, 2005, by and between Activant Solutions Inc. and Stephen A. McLaughlin*	10-K	333-49389	December 21, 2007	10.11	—

10.12	Agreement with Marcel Bernard, dated April 7, 2006, assumed by Lone Star Holding Corp. on October 13, 2006*	—	—	—	—	X

10.13	Canadian Executive Retention Bonus Award Letter, dated November 17, 2006, by and between Activant Group Inc. and Marcel Bernard*	10-K	333-49389	December 21, 2007	10.13	—

10.14	CEO Executive Retention Bonus Award Letter, dated November 17, 2006, by and between Activant Group Inc. and Pervez A. Qureshi*	10-K	333-49389	December 21, 2007	10.14	—

10.15	U.S. Executive Retention Bonus Award Letter, dated November 17, 2006, by and between Activant Group Inc. and William Wilson*	10-K	333-49389	December 21, 2007	10.15	—

10.16	U.S. Executive Retention Bonus Award Letter, dated November 17, 2006, by and between Activant Group Inc. and Stephen A. McLaughlin*	10-K	333-49389	December 21, 2007	10.16	—

10.17	U.S. Executive Retention Bonus Award Letter, dated November 17, 2006, by and between Activant Group Inc. and Scott B. Hanson*	10-K	333-49389	December 21, 2007	10.17	—

10.18	Transition and Severance Agreement, by and between Lone Star Merger Corp. and Greg Petersen*	10-K	333-49389	December 21, 2007	10.18	—

10.19	Offer Letter, dated October 17, 2006, by and between Activant Solutions Inc. and Brian E. Agle*	10-Q	333-49389	February 14, 2007	10.1	—

10.20	Form of Indemnification Agreement among Activant Group Inc., Activant Solutions Inc. and each of its directors and executive officers	8-K	333-49389	March 8, 2007	10.1	—

10.21	Amended and Restated Activant Group Inc. 2006 Stock Incentive Plan*	10-K	333-49389	December 21, 2007	10.21	—

10.22	Form of Option Agreement (General) under the Amended and Restated Activant Group Inc. 2006 Stock Incentive Plan *	10-K	333-49389	December 21, 2007	10.22	—

10.23	Form of Option Agreement (for Canadian employees) under the Amended and Restated Activant Group Inc. 2006 Stock Incentive Plan *	10-K	333-49389	December 21, 2007	10.23	—

10.24	Activant Solutions Holdings, Inc. Second Amended and Restated 2000 Stock Option Plan for Key Employees*	10-K	333-49389	December 22, 2004	10.46	—

10.25	Activant Solutions Corporate Incentive Bonus Plan for Fiscal Year 2007*	10-K	333-49389	December 21, 2007	10.25	—

10.26	Activant Solutions Business Units Incentive Bonus Plan for Fiscal Year 2007*	10-K	333-49389	December 21, 2007	10.26	—

10.27	Activant Executive Severance Plan*	10-K	333-49389	December 21, 2007	10.27	—

10.28	Asset Purchase Agreement, dated July 2, 2007, by and between Activant Solutions Inc., Greenland Holding Corp., and Intuit Inc.	8-K	333-49389	July 9, 2007	2.1	—

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	10-K	333-49389	December 21, 2007	12.1	—

14.1	Activant Solutions Inc. Code of Ethics for Senior Financial Management	10-K	333-49389	December 21, 2007	14.1	—

Incorporated by Reference
Date of
Exhibit			File	First	Exhibit	Provided
Number	Exhibit Description	Form	No.	Filing	Number	Herewith
21.1	List of Subsidiaries of Activant Solutions Inc.	10-K	333- 49389	December 21, 2007	21.1	—

24.1	Power of Attorney	10-K	333- 49389	December 21, 2007	24.1	—

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Pervez A. Qureshi	—	—	—	—	X

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco	—	—	—	—	X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Pervez A. Qureshi**	—	—	—	—	X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco**	—	—	—	—	X

*	Represents a management contract or compensatory plan.

**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

ACTIVANT SOLUTIONS INC.
Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged		Balance at
	Beginning	to Costs and		End of
Description	of Period	Expenses	Deductions	Period
		( in thousands)
Year ended September 30, 2005:
Allowance for doubtful accounts	$5,639	$2,146	$2,577	$5,208
Inventory valuation	720	797	838	679
From inception to September 30, 2006:
Allowance for doubtful accounts	$—	$2,205	$—	$2,205
Inventory valuation	—	133	129	4
Year ended September 30, 2007:
Allowance for doubtful accounts	$2,205	$3,174	$—	$5,379
Inventory valuation	4	1,383	336	1,051

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIVANT SOLUTIONS INC.

By:	/s/ Kathleen M. Crusco
Name: Kathleen M. Crusco
Title: Senior Vice President and Chief Financial Officer
Date: January 14, 2008