Form 10-Q
period 2007-12-31
ACTIVANT SOLUTIONS INC /DE/
filed 2008-02-13
CIK 1059103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 10, 2008
Common Stock, par value $0.01 per share	10 shares

ACTIVANT SOLUTIONS INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2007

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
Some of the key factors that could cause actual results to differ from our expectations are:
•	failure to anticipate or respond to our customers’ needs and requirements;

•	failure of our proprietary technology to support our customers’ future needs or it becoming obsolete;

•	failure to develop new relationships and maintain existing relationships with key industry participants and/or key customers and/or loss of significant customer revenues;

•	loss of recurring subscription service revenues;

•	transition of certain of our senior management personnel and the failure to attract, retain and integrate qualified management personnel;

•	failure of our Activant Eagle and Vision products to gain acceptance within the automotive parts aftermarket;

•	our substantial indebtedness and our ability to incur additional indebtedness;

•	certain covenants in our debt documents;

•	costs and difficulties of integrating acquisitions, including our recently completed acquisitions of Silk Systems and Intuit’s distribution software management division;

•	possible future impairment charges, depending upon the financial results of our business, in view of the fact that a significant portion of our total assets consist of goodwill and other intangible assets;

•	changes in the manner or basis on which we receive third-party information used to maintain our electronic automotive parts and applications catalog;

•	failure by certain of our existing customers to upgrade to our current generation of systems;

•	failure to effectively compete;

•	substantial fluctuations in, or failure to maintain current systems sales levels of one-time sales of software licenses and hardware;

•	consolidation trends among our customers and consolidation trends in the market segments in which we operate;

•	failure to adequately protect our proprietary rights and intellectual property or limitations on the availability of legal or technical means of effecting such protection;

•	claims by third parties that we are infringing on their proprietary rights or other adverse claims;

•	defects or errors in our software or information services;

•	interruptions of our connectivity applications or catastrophic failure of our data center, telecommunications or information technology infrastructure;

•	claims for damages against us in the event of a failure of our customers’ systems;

•	our ability to assume additional debt on favorable terms, if at all;

•	prolonged unfavorable general economic and market conditions, especially in the lumber industry;

•	differing interests of debt security holders and our controlling stockholders or investors; and

•	the other factors described under the heading “Risk Factors” and elsewhere in this report.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
ACTIVANT SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands, except share data)	2007	2007
		(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$33,379	$33,526
Trade accounts receivable, net of allowance for doubtful accounts of $5,378 and $6,631 at September 30, 2007 and December 31, 2007, respectively	57,144	56,950
Inventories, net	5,359	6,850
Deferred income taxes	8,622	10,650
Income taxes receivable	2,681	1,658
Prepaid expenses and other current assets	5,736	5,518

Total current assets	112,921	115,152

Property and equipment, net	10,074	9,685
Intangible assets, net	235,566	230,147
Goodwill	672,206	673,737
Deferred financing costs	15,501	14,985
Other assets	4,341	5,008

Total assets	$1,050,609	$1,048,714

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$18,401	$17,051
Payroll related accruals	15,974	18,428
Deferred revenue	29,671	28,312
Current portion of long-term debt	750	750
Accrued expenses and other current liabilities	20,549	20,987

Total current liabilities	85,345	85,528

Long-term debt	632,113	631,926
Deferred tax liabilities	67,072	64,502
Other liabilities	9,885	12,057

Total liabilities	794,415	794,013

Commitments and contingencies	—	—

Common Stock:
Par value $0.01 per share, 1,000 shares authorized, 10 shares issued and outstanding, at September 30, 2007 and December 31, 2007	—	—
Additional paid-in capital	250,893	251,776
Retained earnings	8,003	8,327
Other accumulated comprehensive income (loss):
Unrealized loss on cash flow hedges	(2,891)	(5,542)
Cumulative translation adjustment	189	140

Total stockholders’ equity	256,194	254,701

Total liabilities and stockholders’ equity	$1,050,609	$1,048,714

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	December 31,
(in thousands)	2006	2007
Revenues:
Systems	$42,209	$45,917
Services	56,022	62,993

Total revenues	98,231	108,910

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems (1)	22,652	26,150
Services (1)	20,003	22,815

Total cost of revenues	42,655	48,965

Gross profit	55,576	59,945

Operating expenses:
Sales and marketing (1)	16,522	16,425
Product development (1)	10,208	12,124
General and administrative (1)	6,531	8,151
Depreciation and amortization	7,058	8,595
Acquisition related costs	—	251
Restructuring costs	287	168

Total operating expenses	40,606	45,714

Operating income	14,970	14,231

Interest expense	(12,124)	(13,690)
Other income, net	442	564

Income before income taxes	3,288	1,105
Income tax expense	1,270	512

Net income	$2,018	$593

Comprehensive income (loss):
Net income	$2,018	$593
Unrealized gain (loss) on cash flow hedges	230	(2,651)
Foreign currency translation adjustment	48	(49)

Comprehensive income (loss)	$2,296	$(2,107)

(1) Includes share-based payment expense as follows:
Cost of revenues
Systems	8	8
Services	66	69
Operating expenses
Sales and marketing	198	204
Product development	76	72
General and administrative	394	529
The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	December 31,
(in thousands)	2006	2007
Operating activities
Net income	$2,018	$593
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based payment expense	742	882
Depreciation	1,408	1,509
Amortization of intangible assets	5,650	7,086
Amortization of deferred financing costs	505	623
Deferred income taxes	—	(4,599)
Provision for doubtful accounts	2,167	1,253
Other, net	119	(49)
Changes in assets and liabilities:
Trade accounts receivable	(3,599)	(1,059)
Inventories	(1,081)	(1,491)
Prepaid expenses and other assets	120	574
Accounts payable	448	(1,350)
Deferred revenue	573	(1,359)
Accrued expenses and other liabilities	(6,334)	2,146

Net cash provided by operating activities	2,736	4,759

Investing activities
Purchase of property and equipment	(1,238)	(1,120)
Capitalized computer software costs and databases	(1,174)	(1,667)
Purchase price adjustments	700	(1,531)

Net cash used in investing activities	(1,712)	(4,318)

Financing Activities
Payment on long-term debt	(15,000)	(187)
Deferred financing costs	(664)	(107)

Net cash used in financing activities	(15,664)	(294)

Net change in cash and cash equivalents	(14,640)	147
Cash and cash equivalents, beginning of period	36,383	33,379

Cash and cash equivalents, end of period	$21,743	$33,526

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$15,862	$17,173
Cash paid during the period for income taxes (net of receipts)	$661	$944
The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
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
The accompanying consolidated balance sheets as of September 30, 2007 and December 31, 2007 and the accompanying consolidated statements of operations and cash flows for the three months ended December 31, 2006 and 2007 represent our financial position, results of operations and cash flows.
Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While our management has based their assumptions and estimates on the facts and circumstances existing at December 31, 2007, actual results may differ from these estimates and operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be achieved for the year ending September 30, 2008.
We allocate certain infrastructure costs such as facilities, IT support and telecommunications expense in determining segment contribution margin. Effective October 1, 2007, we reorganized the management and business structure along vertical markets and, accordingly, we have revised the methodology for determining the value of those infrastructure services provided to each segment. In order to conform the prior period presentation of these costs to the current period presentation, we have reclassified $2.6 million of costs previously reported as general and administrative expenses for the three months ended December 31, 2006 in the accompanying consolidated statement of operations. Additional disclosures associated with this restructuring are included in Note 7. All periods have been reclassified to conform to the current period presentation. For comparative purposes, information on corporate allocations for the three months ended December 31, 2006 is as follows:

	December 31, 2006
	(allocations as	December 31, 2006
	previously	(revised
(in thousands)	reported)	allocations)	Change
Systems cost of revenues	$404	$887	$483
Services cost of revenues	1,038	1,716	678
Sales and marketing expense	468	1,097	629
Product development expense	217	1,030	813
General and administrative expense	(2,127)	(4,730)	(2,603)

Net allocations	$—	$—	$—

In the opinion of our management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Financial Report for the year ended September 30, 2007.

2. RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, SFAS No. 141(R) will be applied by the Company to business combinations occurring on or after October 1, 2009.
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
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 in the fiscal quarter ended December 31, 2007. See Note 5 for further information on the impact of adopting FIN 48.
3. ACQUISITIONS
Acquisitions have been recorded using the purchase method of accounting, and, accordingly, the results of operations are included in our consolidated results as of the date of each acquisition. We allocate the purchase price of our acquisitions to the tangible assets, liabilities and intangible assets acquired, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. For the fiscal quarter ended December 31, 2007, we increased goodwill by $1.5 million, related to the identification of additional pre-acquisition income tax liabilities.
Silk Systems, Inc.
On May 31, 2007, we acquired the common stock of Silk Systems, Inc. (“Silk Systems”) for a total purchase price of $6.9 million, net of $0.7 million cash received. Acquired intangible assets consisted primarily of customer contracts, customer lists and acquired technology with a weighted average useful life of seven years. The amortization expense related to the acquired intangible assets is approximately $0.4 million per annum. The goodwill recorded as a result of this acquisition is not expected to be deductible for tax purposes.
Eclipse Distribution Management Solutions
On August 17, 2007, we acquired substantially all of the assets of the Intuit Eclipse Distribution Management Solutions business (“Eclipse”) for cash consideration of approximately $101.3 million. Acquired intangible assets consist primarily of customer contracts, customer lists and acquired technology with a weighted average useful life of eight years. The amortization expense related to the acquired intangible assets is approximately $3.8 million per annum. The goodwill recorded as a result of this acquisition is expected to be deductible for tax purposes.
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
Pro forma results (unaudited)
The results of operations include the results of Silk Systems commencing after May 31, 2007 and of Eclipse commencing after August 17, 2007. Accordingly, our results of operations for the three months ended December 31, 2007 and December 31, 2006 are not directly comparable.
The following table presents the unaudited pro forma combined results of our operations with Silk Systems and Eclipse for the three months ended December 31, 2006, after giving effect to certain pro forma adjustments primarily related to the elimination of certain Intuit allocations, restructuring activities, amortization of acquired intangible assets and interest expense. These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisition actually occurred on the first day of the respective period or of future results of operations of the consolidated entities.

	Three Months Ended December 31,
(in thousands)	2006 (pro forma)	2007 (actual)
Total revenues	$112,435	$108,910
Total cost of revenues	50,100	48,965

Gross profit	62,355	59,945
Total operating expenses	45,755	45,714

Operating income	16,580	14,231
Interest expense	(14,085)	(13,690)
Other income, net	462	564

Income before taxes	2,957	1,105
Income tax expense	1,140	512

Net income	$1,817	$593

4. DEBT
Long-term debt consisted of the following:

	September 30,	December 31,
(in thousands)	2007	2007
Senior secured credit agreement due 2013	$437,863	$437,676
Senior subordinated notes due 2016	175,000	175,000
Revolving credit agreement due 2011	20,000	20,000

Total debt	632,863	632,676
Current portion	(750)	(750)

Long-term debt	$632,113	$631,926

Senior Secured Credit Agreement
On May 2, 2006, in connection with the consummation of the mergers, we entered into a senior secured credit agreement. The senior secured credit agreement provides for (i) a seven-year term loan in the amount of $390.0 million, amortized at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after May 2, 2006, with the balance paid at maturity, and (ii) a five-year revolving credit facility that permits loans in an aggregate amount of up to $40.0 million, which includes a letter of credit facility and a swing line facility. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, five years from May 2, 2006. During the year ended September 30, 2007, we repaid $25.0 million in principal towards the $390.0 million term loan, which reduced the future unamortized principal payments due per the amortization schedule. In addition, subject to certain terms and conditions, the senior secured credit agreement provides for one or more uncommitted incremental term loan and/or revolving credit facilities in an aggregate amount not to exceed $75.0 million. Proceeds of the term loan on the initial borrowing date were used to partially finance the mergers, to refinance certain of our indebtedness and to pay fees and expenses incurred in connection with the mergers and the related financings and transactions. In August 2007, we borrowed the $75.0 million incremental term loan as well as $20.0 million of the revolving credit facility. These amounts were used to partially finance the asset purchase of Eclipse.

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
The terms of the senior secured credit agreement and the senior subordinated notes restrict certain activities, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets and transactions with affiliates. In addition, the senior secured credit agreement requires us to maintain a maximum total net leverage ratio and a minimum interest coverage ratio. The senior secured credit agreement also contains certain customary affirmative covenants and events of default. At December 31, 2007, we were in compliance with all of the senior secured credit agreement’s and the senior subordinated notes’ covenants.
5. INCOME TAXES
We recorded a provision for income tax expense at an overall estimated annual effective tax rate before discrete items of 42.2% and 38.6% for the three months ended December 31 2007 and 2006, respectively, which was based on our anticipated results for the full fiscal year. Our income tax expense differed from the amount computed by applying the statutory rate to income before provision for income taxes due to the impact of permanent differences and state income taxes.
Effective October 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). As a result of implementing FIN 48, we recognized an increase of $2.1 million in the liability for unrecognized tax benefits which was recorded primarily as adjustments of $1.5 million to goodwill and $0.3 million to the opening balance of retained earnings.
Our balance sheet included unrecognized tax benefits of approximately $8.0 million as of October 1, 2007 and $8.1 million as of December 31, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0.9 million as of October 1, 2007 and December 31, 2007.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of October 1, 2007 and December 31, 2007 the balance of accrued interest and penalties was approximately $0.4 million and $0.5 million, respectively.

We anticipate that total unrecognized tax benefits will decrease by approximately $0.3 million prior to September 30, 2008 due to the settlement of audits and the expiration of statute of limitations. The adjustments will primarily be recorded as adjustments to goodwill.
The tax years 2001 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject. We are currently under US federal examination for the May 2, 2006 tax year and under a Canadian limited scope examination relating to research credits for the 2005 and 2006 tax periods.
6. COMMON STOCK OPTION PLAN
Activant Solutions Inc.
During 2006, Activant Group, our parent company, adopted the Activant Group Inc. 2006 Stock Incentive Plan (the “2006 Option Plan”), which as of December 31, 2007 had 7,961,958 authorized shares. The exercise price of options granted under the 2006 Option Plan may not be less than the fair market value at the date of grant as determined in good faith by the board of directors of Activant Group from time to time. Options granted under the 2006 Option Plan vest in varying amounts over a period up to five years and expire ten years from the date of the grant.
The Company estimates the fair value of stock options using a Black-Scholes option pricing model that uses certain assumptions including expected term, expected volatility of the underlying stock, expected dividend pay-out rate and risk-free rate of return. The expected term was based on historical data and represents the period of time that stock options granted were expected to be outstanding. Due to the fact that the common stock underlying the options is not publicly traded, the expected volatility was based on a comparable group of companies for the period. We do not intend to pay dividends on our common stock for the foreseeable future, and accordingly, used a dividend yield of zero. The risk-free rate for periods within the contractual life of the option was based on the Treasury Bill coupon rate for U.S Treasury securities in effect at the time of the grant with a maturity approximating the expected term. For the three months ended December 31, 2006 and 2007, we recorded share-based payment expense of approximately $0.7 million and $0.9 million, respectively, with a total income tax benefit recognized in the income statement of approximately $0.3 million and $0.4 million, respectively.
The fair value of each award granted from the 2006 Option Plan during the three months ended December 31, 2006 and 2007 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended December 31,
	2006	2007
Expected term	6.66 years	6.66 years
Expected volatility	50.00%	50.00%
Expected dividends	0.00%	0.00%
Risk-free rate	4.67%	3.46%
The weighted average estimated grant date fair value, as defined by SFAS 123R, for options granted under the 2006 Option Plan were $4.35 and $4.92 per share during the three months ended December 31, 2006 and 2007, respectively.
Information with respect to stock option activity for the three months ended December 31, 2007 is as follows:

	2006 Option Plan
		Weighted Average
	Number of Shares	Exercise Price
Total options outstanding at September 30, 2007	6,759,073	$4.38
Options granted	358,000	4.92
Options forfeited	(535,000)	4.36
Options exercised	—	—

Total options outstanding at December 31, 2007	6,582,073	$4.41

Total options exercisable at December 31, 2007	1,795,321	$4.36
At December 31, 2007, the total intrinsic value of outstanding stock options was approximately $3.3 million. At December 31, 2007, there was approximately $12.5 million of total unrecognized shared-based payment expense related to unvested stock options which we expect to recognize as expense in future periods through 2012.

Predecessor Company
In connection with the mergers, Activant Group entered into an option rollover agreement with Mr. Pervez A. Qureshi, our Chief Executive Officer and President, pursuant to which Mr. Qureshi agreed to rollover $1.0 million of spread value of his then outstanding stock options into 333,334 vested stock options to purchase shares of common stock of Activant Group at an exercise price of $1.00 per share. Pursuant to the option rollover agreement, Activant Group agreed to assume these options pursuant to the terms of the Activant Solutions Holdings Inc. Second Amended and Restated Stock Option Plan for Key Employees, as amended (the “Predecessor Company Plan”), which is the stock option plan under which these options were originally granted. The share-based payment expense for these options has been fully recognized.
Information on stock options for the three months ended December 31, 2007 under the Predecessor Company Plan is as follows:

	Predecessor Company Plan
		Weighted Average
	Number of Shares	Exercise Price
Total options outstanding at September 30, 2007	333,334	$1.00
Options granted	—	—
Options forfeited	—	—
Options exercised	—	—

Total options outstanding at December 31, 2007	333,334	$1.00

7. SEGMENT REPORTING
We are a provider of business management solutions serving small and medium-sized retail and wholesale distribution businesses. With over 25 years of operating history, we have developed substantial expertise in serving businesses with complex distribution requirements in three primary vertical markets: hardlines and lumber, wholesale distribution and automotive, which are considered our segments for reporting purposes. The segments are determined in accordance with how management views and evaluates our business and based on the criteria as outlined in FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” We previously considered our segments along product lines. Effective October 1, 2007, we reorganized the management and business structure along vertical markets and, accordingly, we have changed our segment reporting. All periods have been reclassified to conform to the current period presentation. A description of the businesses served by each reportable segment follows.
Hardlines and Lumber Segment
The hardlines and lumber vertical market consists of independent hardware retailers; home improvement centers; paint, glass and wallpaper stores; farm supply stores; retail nurseries and garden centers; and independent lumber and building material dealers, primarily in the United States.
Wholesale Distribution Segment
The wholesale distribution vertical market consists of distributors of a range of products including electrical supply; plumbing; medical supply; heating and air conditioning; brick, stone and related materials; roofing; siding; insulation; industrial machinery and equipment; industrial supplies; fluid power; janitorial and sanitation products; paper and packaging; and service establishment equipment vendors, primarily in the United States.
Automotive Segment
The automotive vertical market consists of customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks, and includes manufacturers, warehouse distributors, parts stores, professional installers and several chains in North America and Europe.
Other
The productivity tools business is involved with software migration services and application development tools.

Segment Revenue and Contribution Margin
The results of the reportable segments are derived directly from our management reporting system. The results are based on our method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution margin as defined below. Asset data is not reviewed by management at the segment level and therefore is not included.
We use contribution margin, in part, to evaluate the performance of, and allocate resources to, each of the segments. Segment contribution margin includes all product line segment revenues less the related cost of sales, direct marketing, sales, and product development expenses. A significant portion of each segment’s expenses arises from shared services and centrally managed infrastructure support costs that we allocate to the segments to determine segment contribution margin. These expenses primarily include information technology services, facilities, and telecommunications costs.
Financial information for each reportable segment is as follows for the three months ended December 31, 2006 and 2007:

	Three months ended December 31, 2006
	Hardlines and	Wholesale
(in thousands)	Lumber	Distribution	Automotive	Other	Total
Revenues	$41,242	$30,142	$22,547	$4,300	$98,231
Contribution Margin	$10,619	$10,188	$8,380	$502	$29,689

	Three months ended December 31, 2007
	Hardlines and	Wholesale
(in thousands)	Lumber	Distribution	Automotive	Other	Total
Revenues	$39,790	$42,440	$21,785	$4,895	$108,910
Contribution Margin	$9,467	$15,765	$7,411	$(65)	$32,578
Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include marketing costs other than direct marketing, general and administrative costs, such as legal and finance, share-based payment expense, acquisition related costs, depreciation, amortization of purchased intangible assets, restructuring costs, interest expense, and other income.
The reconciliation of segment information to our consolidated totals is as follows:

	Three months ended
	December 31,	December 31,
(in thousands)	2006	2007
Segment contribution margin	$29,689	$32,578
Corporate and unallocated costs	(6,632)	(8,451)
Share-based payment expense	(742)	(882)
Depreciation and amortization	(7,058)	(8,595)
Acquisition related costs	—	(251)
Restructuring costs	(287)	(168)
Interest expense	(12,124)	(13,690)
Other income, net	442	564

Income before income taxes	$3,288	$1,105

Geographic segments
A breakdown by geographic area of revenues and total assets is shown below. The Americas geographic area covers the United States and Canada. The Europe geographic area covers the United Kingdom, Ireland and France.

	Three months ended December 31,
(in thousands)	2006	2007
Revenues:
Americas	$96,490	$107,173
Europe	1,741	1,737

Total revenues	$98,231	$108,910

	September 30,	December 31,
	2007	2007
Assets:
Americas	$1,047,960	$1,045,864
Europe	2,649	2,850

Total assets	$1,050,609	$1,048,714

8. GUARANTOR CONSOLIDATION
The senior secured credit agreement and the senior subordinated notes are guaranteed by our existing, wholly-owned domestic subsidiaries HM COOP LLC, Speedware USA, Inc., Prelude Systems Inc., Activant Wholesale Distribution Solutions Inc., and Greenland Holding Corp. Our other subsidiaries (the “Non-Guarantors”) are not guarantors of the senior secured credit agreement and the senior subordinated notes. The accompanying consolidated balance sheets as of September 30, 2007 and December 31, 2007 and the accompanying consolidated statements of operations and cash flows for the three months ended December 31, 2006 and 2007, represent the financial position, results of operations and cash flows of the Company’s Guarantors and Non-Guarantors.
Consolidating Balance Sheet as of December 31, 2007

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$21,979	$4,985	$6,562	$—	$33,526
Trade accounts receivable, net of allowance for doubtful accounts	38,578	16,049	2,323	—	56,950
Inventories, net	5,250	1,342	258	—	6,850
Income taxes receivable	1,539	19	100	—	1,658
Deferred income taxes	9,561	942	147	—	10,650
Prepaid expenses and other current assets	4,412	609	497	—	5,518

Total current assets	81,319	23,946	9,887	—	115,152
Property and equipment, net	7,865	1,233	587	—	9,685
Intangible assets, net	199,064	28,740	2,343	—	230,147
Goodwill	562,399	103,419	1,882	6,037	673,737
Investments in subsidiaries	9,676	—	864	(10,540)	—
Intercompany receivables (payables)	60,738	(40,639)	(20,099)	—	—
Deferred financing costs	14,985	—	—	—	14,985
Other assets	4,214	726	68	—	5,008

Total assets	$940,260	$117,425	$(4,468)	$(4,503)	$1,048,714

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$13,360	$2,179	$1,512	$—	$17,051
Payroll related accruals	11,995	5,209	1,224	—	18,428
Deferred revenue	11,919	15,290	1,103	—	28,312
Current portion of long-term debt	750	—	—	—	750
Accrued expenses and other current liabilities	21,266	836	(1,121)	6	20,987

Total current liabilities	59,290	23,514	2,718	6	85,528

Long-term debt, net of discount	631,926	—	—	—	631,926
Deferred tax liabilities and other liabilities	79,510	(3,049)	98	—	76,559

Total liabilities	770,726	20,465	2,816	6	794,013

Total stockholders’ equity (deficit)	169,534	96,960	(7,284)	(4,509)	254,701

Total liabilities and stockholders’ equity (deficit)	$940,260	$117,425	$(4,468)	$(4,503)	$1,048,714

Consolidating Balance Sheet as of September 30, 2007

(in thousands)	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$24,862	$4,154	$4,363	$—	$33,379
Trade accounts receivable, net of allowance for doubtful accounts	39,382	14,408	3,354	—	57,144
Inventories, net	4,061	1,014	284	—	5,359
Income taxes receivable	1,638	514	529	—	2,681
Deferred income taxes	7,534	942	146	—	8,622
Prepaid expenses and other current assets	5,119	398	219	—	5,736

Total current assets	82,596	21,430	8,895	—	112,921

Property and equipment, net	8,066	1,359	649	—	10,074
Intangible assets, net	203,447	29,667	2,452	—	235,566
Goodwill	560,880	103,420	1,869	6,037	672,206
Investments in subsidiaries	9,656	—	885	(10,541)	—
Intercompany receivables (payables)	78,175	(52,525)	(25,650)	—	—
Deferred financing costs	15,501	—	—	—	15,501
Other assets	4,108	143	95	(5)	4,341

Total assets	$962,429	$103,494	$(10,805)	$(4,509)	$1,050,609

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$13,606	$3,104	$1,691	$—	$18,401
Payroll related accruals	11,168	3,500	1,306	—	15,974
Deferred revenue	12,277	16,104	1,290	—	29,671
Current portion of long-term debt	750	—	—	—	750
Accrued expenses and other current liabilities	19,042	1,472	35	—	20,549

Total current liabilities	56,843	24,180	4,322	—	85,345

Long-term debt, net of discount	632,113	—	—	—	632,113
Deferred tax liabilities and other liabilities	79,941	(3,049)	65	—	76,957

Total liabilities	768,897	21,131	4,387	—	794,415

Total stockholders’ equity (deficit)	193,532	82,363	(15,192)	(4,509)	256,194

Total liabilities and stockholders’ equity (deficit)	$962,429	$103,494	$(10,805)	$(4,509)	$1,050,609

Consolidating Statement of Operations for the Three Months Ended December 31, 2007

(in thousands)	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$23,352	$19,386	$3,179	$—	$45,917
Services	35,555	23,037	4,401	—	62,993

Total revenues	58,907	42,423	7,580	—	108,910

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	14,434	7,912	3,804	—	26,150
Services	14,314	6,421	2,080	—	22,815

Total cost of revenues	28,748	14,333	5,884	—	48,965

Gross profit	30,159	28,090	1,696	—	59,945

Operating expenses:
Sales and marketing	9,238	5,879	1,308	—	16,425
Product development	5,246	5,888	990	—	12,124
General and administrative	6,675	737	739	—	8,151
Depreciation and amortization	7,269	1,131	195		8,595
Acquisition related costs	251	—	—	—	251
Restructuring costs	168	—	—	—	168

Total operating expenses	28,847	13,635	3,232	—	45,714

Operating income (loss)	1,312	14,455	(1,536)	—	14,231

Interest expense	(13,686)	(1)	(3)	—	(13,690)
Other income, net	160	120	284	—	564

Income (loss) before income taxes	(12,214)	14,574	(1,255)	—	1,105
Income tax expense	511	—	1	—	512

Net income (loss)	$(12,725)	$14,574	$(1,256)	$—	$593

Consolidating Statement of Operations for the Three Months Ended December 31, 2006

(in thousands)	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$27,602	$13,263	$1,344	$—	$42,209
Services	35,434	16,879	3,709	—	56,022

Total revenues	63,036	30,142	5,053	—	98,231

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	16,072	4,830	1,750	—	22,652
Services	13,893	4,185	1,925	—	20,003

Total cost of revenues	29,965	9,015	3,675	—	42,655

Gross profit	33,071	21,127	1,378	—	55,576

Operating expenses:
Sales and marketing	9,761	5,763	998	—	16,522
Product development	6,086	3,497	625	—	10,208
General and administrative	4,578	1,082	871	—	6,531
Depreciation and amortization	6,766	220	72	—	7,058
Restructuring costs	287	—	—	—	287

Total operating expenses	27,478	10,562	2,566	—	40,606

Operating income (loss)	5,593	10,565	(1,188)	—	14,970

Interest expense	(12,119)	(1)	(4)	—	(12,124)
Other income, net	299	127	16	—	442

Income (loss) before income taxes	(6,227)	10,691	(1,176)	—	3,288
Income tax expense	1,267	3	—	—	1,270

Net income (loss)	$(7,494)	$10,688	$(1,176)	$—	$2,018

Consolidating Statement of Cash Flows for the Three Months Ended December 31, 2007

(in thousands)	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$1,619	$906	$2,234	$—	$4,759

Investing activities
Purchase of property and equipment	(1,015)	(75)	(30)	—	(1,120)
Capitalized computer software costs and databases	(1,667)	—	—	—	(1,667)
Purchase price adjustments	(1,526)	—	(5)	—	(1,531)

Net cash used in investing activities	(4,208)	(75)	(35)	—	(4,318)

Financing activities
Payment on long-term debt	(187)	—	—	—	(187)
Deferred financing costs	(107)	—	—	—	(107)

Net cash used in financing activities	(294)	—	—	—	(294)

Net change in cash and cash equivalents	(2,883)	831	2,199	—	147
Cash and cash equivalents, beginning of period	24,862	4,154	4,363	—	33,379

Cash and cash equivalents, end of period	$21,979	$4,985	$6,562	$—	$33,526

Consolidating Statement of Cash Flows for the Three Months Ended December 31, 2006

(in thousands)	Guarantor
	Principal	Guarantor	Non-Guarantor
	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$4,268	$(2,233)	$701	$—	$2,736

Investing activities
Purchase of property and equipment	(1,180)	(55)	(3)	—	(1,238)
Capitalized computer software costs and databases	(1,174)	—	—	—	(1,174)
Purchase price adjustments	700	—	—	—	700

Net cash used in investing activities	(1,654)	(55)	(3)	—	(1,712)

Financing activities
Payment on long-term debt	(15,000)	—	—	—	(15,000)
Deferred financing costs	(664)	—	—	—	(664)

Net cash used in financing activities	(15,664)	—	—	—	(15,664)

Net change in cash and cash equivalents	(13,050)	(2,288)	698	—	(14,640)
Cash and cash equivalents, beginning of period	26,498	7,772	2,113	—	36,383

Cash and cash equivalents, end of period	$13,448	$5,484	$2,811	$—	$21,743

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our financial statements and related notes included above. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors listed below, including those set forth under “Risk Factors”.
On May 2, 2006, Activant Group Inc. (formerly known as Lone Star Holding Corp.), or Activant Group, Lone Star Merger Corp., or Merger Sub, and Activant Solutions Holdings Inc., or Holdings, consummated a merger, whereupon, Holdings became wholly owned by Activant Group, which is wholly owned by investment funds affiliated with Hellman & Friedman LLC, Thoma Cressey Bravo and JMI Equity and certain members of our management. Following the merger, on May 2, 2006, Holdings merged with and into Activant Solutions Inc., with Activant Solutions Inc., continuing as the surviving corporation and as a wholly-owned subsidiary of Activant Group. These mergers are referred to in this report as the “mergers” and the transactions related to the mergers are referred to collectively in this report as the “transactions.” The transactions closed on May 2, 2006.
Overview
We are a provider of business management solutions serving small and medium-sized retail and wholesale distribution businesses. With over 25 years of operating history, we have developed substantial expertise in serving businesses with complex distribution requirements in three primary vertical markets: hardlines and lumber, wholesale distribution and automotive. For reporting purposes, we consider each of these vertical markets separate segments. The segments are determined in accordance with how management views and evaluates our business and based on the criteria as outlined in FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” We previously considered our segments along product lines. Effective October 1, 2007, we reorganized the management and business structure along vertical markets and, accordingly, all periods have been reclassified to conform to the current period presentation.
For the three months ended December 31, 2007, our revenues were primarily derived from customers that operate in three vertical markets — hardlines and lumber, wholesale distribution and automotive — and from our productivity tools business.
•	The hardlines and lumber vertical market consists of independent hardware retailers; home improvement centers; paint, glass and wallpaper stores; farm supply stores; retail nurseries and garden centers; and independent lumber and building material dealers, primarily in the United States.

•	The wholesale distribution vertical market consists of distributors of a range of products including electrical supply; plumbing; medical supply; heating and air conditioning; brick, stone and related materials; roofing; siding; insulation; industrial machinery and equipment; industrial supplies; fluid power; janitorial and sanitation products; paper and packaging; and service establishment equipment vendors, primarily in the United States.

•	The automotive vertical market consists of customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks, and includes manufacturers, warehouse distributors, parts stores, professional installers and several chains in North America and Europe.

•	The productivity tools business consists of software migration and application development tools.
Using a combination of proprietary software and extensive expertise in these vertical markets, we provide complete business management solutions consisting of tailored systems, product support and content and supply chain services designed to meet the unique requirements of our customers. Our fully integrated systems and services include point-of-sale, inventory management, general accounting and enhanced data management that enable our customers to manage their day-to-day operations. Our revenues are derived from the following business management solutions:
•	Systems, which is comprised primarily of proprietary software applications; implementation services; training; forms and paper products; and third-party software, hardware and peripherals.

•	Services, which is comprised primarily of product support, content, and supply chain services. Product support services are comprised of customer support activities, including support through our advice line, software updates, preventive and remedial on-site maintenance and depot repair services. Our content services are comprised of proprietary database and data management products such as our comprehensive electronic automotive parts and applications catalog and point-of-sale business analysis data. Supply chain services are comprised of connectivity services, e-commerce, networking and security monitoring management solutions. We generally provide our services on a monthly subscription basis, and accordingly, revenues are generally recurring in nature.
Historical Results of Operations
Three months ended December 31, 2007 compared to three months ended December 31, 2006
Revenues. We derive our revenues primarily from customers that operate in three business segments — hardlines and lumber, wholesale distribution and automotive. Our Hardlines and Lumber, Wholesale Distribution and Automotive segments accounted for 37%, 39% and 20%, respectively, of our revenues during the three months ended December 31, 2007. This compares to the three months ended December 31, 2006, where our Hardlines and Lumber, Wholesale Distribution and Automotive segments accounted for 42%, 31% and 23%, respectively, of our revenues. See Note 7 of Notes to Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues and contribution margin.
The following table sets forth, for the periods indicated, our segment revenues by business management solution and the variance thereof.

	Three months ended December 31,
(in thousands)	2006	2007	Variance $	Variance %

Hardlines and Lumber Revenues:
Systems	$22,703	$19,677	$(3,026)	(13.3)%
Services	18,539	20,113	1,574	8.5%

Total Hardlines and Lumber Revenues	$41,242	$39,790	$(1,452)	(3.5)%

Wholesale Distribution Revenues:
Systems	$13,263	$19,385	$6,122	46.2%
Services	16,879	23,055	6,176	36.6%

Total Wholesale Distribution Revenues	$30,142	$42,440	$12,298	40.8%

Automotive Revenues:
Systems	$3,736	$3,511	$(225)	(6.0)%
Services	18,811	18,274	(537)	(2.9)%

Total Automotive Revenues	$22,547	$21,785	$(762)	(3.4)%

Other Revenues:
Systems	$2,507	$3,344	$837	33.4%
Services	1,793	1,551	(242)	(13.5)%

Total Other Revenues	$4,300	$4,895	$595	13.8%

Total Revenues:
Systems	$42,209	$45,917	$3,708	8.8%
Services	56,022	62,993	6,971	12.4%

Total Revenues	$98,231	$108,910	$10,679	10.9%

Revenues were $108.9 million for the three months ended December 31, 2007 as compared to $98.2 million for the three months ended December 31, 2006. The increase in revenues over the comparable year ago period primarily reflects increased sales in our systems and services revenues in Wholesale Distribution as a result of our asset purchase of Eclipse in August 2007, partially offset by declines in revenues in Hardlines and Lumber and Automotive.
•	Hardlines and Lumber Revenues. Hardlines and Lumber revenues decreased by $1.5 million, or 3.5%, due to a decrease in co-op related revenues as well as from a softening of general economic conditions, particularly in the residential housing construction market, which was partially offset by systems and services revenues associated with the purchase of Silk Systems in May 2007.

•	Wholesale Distribution Revenues. Wholesale Distribution revenues increased by $12.3 million, or 40.8%. This increase is attributable to systems and services revenues associated with the purchase of Eclipse in August 2007.

•	Automotive Revenues. Automotive revenues decreased by $0.8 million, or 3.4%, primarily due to lower system sales than the prior year and reduced customer support due to planned attrition of a major customer.

•	Other Revenues. Other revenues increased by $0.6 million, or 13.8%, primarily due to increased systems revenues from our productivity tools business.
Total cost of revenues and gross margins as a percentage of revenues.
The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues.

(dollars in thousands)	Three months ended December 31,
	2006	2007	Variance
Cost of systems revenues	$22,652	$26,150	$3,498
Systems gross margins	46.3%	43.0%

Cost of services revenues	$20,003	$22,815	$2,812
Services gross margins	64.3%	63.8%

Total cost of revenues	$42,655	$48,965	$6,310
Total gross margins	56.6%	55.0%
Cost of Systems Revenues and Systems Gross Margins.
Cost of systems revenues consists primarily of direct costs of software duplication, our logistics organization, cost of hardware, royalty payments, and allocations of overhead expenses, including facility and IT costs.
Cost of systems revenues increased by $3.5 million primarily from $3.0 million in costs attributable to Eclipse and Silk Systems revenues. System gross margins decreased by 3.3 percentage points in the three months ended December 31, 2007 from the comparable period in 2006. The decrease is partially due to higher sales of lower margin products and higher operating costs.
Cost of Services Revenues and Services Gross Margins
Cost of services revenues consist of material and direct labor associated with our advice line, material, labor and production costs associated with our automotive catalogue, share-based payment expense and allocations of overhead expenses, including facility and IT costs. Generally, services revenues have a higher gross margin than our systems revenues.
Cost of services revenues increased by $2.8 million primarily from $2.3 million in costs attributable to Eclipse and Silk Systems revenues and from $0.5 million of duplicative labor costs as we transition certain functions to third-party providers. Services gross margins decreased by 0.5 percentage points in the three months ended December 31, 2007 from the comparable period in 2006.

Total Operating Expenses. The following table sets forth, for the periods indicated, operating expenses and the variance thereof.

	Three months ended December 31,
(in thousands)	2006	2007	Variance $	Variance %

Sales and Marketing Expense	$16,522	$16,425	$(97)	(0.6)%
Product Development Expense	10,208	12,124	1,916	18.8%
General and Administrative Expense	6,531	8,151	1,620	24.8%
Depreciation and Amortization	7,058	8,595	1,537	21.8%
Acquisition-related costs	—	251	251	100.0%
Restructuring costs	287	168	(119)	(41.5)%

Total Operating Expenses	$40,606	$45,714	$5,108	12.6%

Total operating expenses increased by $5.1 million, or 12.6%, for the three months ended December 31, 2007 compared to the three months ended December 31, 2006. The increase was primarily a result of $1.5 million higher depreciation and amortization and $3.4 million of operating expenses related to the acquisition of Silk Systems and Eclipse.
•	Sales and Marketing Expense. Sales and marketing expense consist primarily of salaries and commissions for our sales forces, share-based payment expense, marketing expenses and an allocation of overhead expenses including facilities and IT costs. Sales and marketing expenses decreased by $0.1 million, or 0.6%, for the three months ended December 31, 2007 compared to the three months ended December 31, 2006. The decrease was primarily a result of $0.9 million lower bad debt expense and lower operating costs, partially offset by $1.2 million of expenses related to Silk Systems and Eclipse.

•	Product Development Expense. Product development expense consists primarily of salaries, share-based payment expense, outside services and an allocation of overhead expenses, including facilities and IT costs. Product development expense increased by $1.9 million, or 18.8%, for the three months ended December 31, 2007 compared to the three months ended December 31, 2006. The increase is primarily due to $2.2 million of expenses related to Silk Systems and Eclipse, partially offset by higher capitalization of software development costs.

•	General and Administrative Expense. General and administrative expense primarily consists of salaries and bonuses, share-based payment expense, facility costs, finance and legal services, IT support and telecommunication costs. General and administrative expenses increased by $1.6 million, or 24.8%, for the three months ended December 31, 2007 compared to the three months ended December 31, 2006. The primary reason for the increase was $0.5 million higher facility costs, $0.4 million administrative costs related to the Silk Systems and Eclipse acquisitions, $0.3 million of costs related to strategic initiatives, and higher salary costs as we continue to build our management team.

•	Depreciation and Amortization. Depreciation and amortization expense consists of depreciation on our fixed assets and amortization of our purchased intangible assets. Depreciation and amortization are not allocated to our segments. Depreciation and amortization expense was $8.6 million for the three months ended December 31, 2007 compared to $7.1 million for the three months ended December 31, 2006. The increase resulted primarily from the amortization of the additional $32.6 million of intangible assets associated with the acquisitions of Silk Systems and Eclipse.

•	Acquisition-Related Costs. Acquisition-related costs for the three months ended December 31, 2007 were $0.3 million, which primarily included consulting fees and other professional services incurred in connection with integrating acquired companies.

•	Restructuring Costs. Restructuring costs for the three months ended December 31, 2007 of $0.2 million primarily relate to closing costs of redundant facilities and severance costs related to outsourcing certain activities to third-party providers. Restructuring costs for the three months ended December 31, 2006 of $0.3 million primarily related to costs associated with moving the corporate headquarters to Livermore, California in 2006.

•	Interest Expense. Interest expense for the three months ended December 31, 2007 was $13.7 million compared to $12.1 million for the three months ended December 31, 2006, an increase of $1.6 million, or 12.9%. The increase is primarily a result of additional borrowings of $95.0 million to fund the asset purchase of Eclipse in August 2007.

•	Other income. Other income consisted primarily of interest income.

•	Provision for income taxes. We recognized an income tax expense of approximately $0.5 million, or 46.3% of pre-tax income for the three months ended December 31, 2007 compared to an income tax expense of $1.3 million or 38.6% of pre-tax income in the comparable period in 2006.

Segment Information
A description of our systems and services as well as selected financial data for each segment can be found in Note 7 to the Consolidated Financial Statements. Future changes to our organizational structure or business, such as the recent change to vertical segments from product segments, may result in changes to our reportable segments disclosed. The discussions below include the results of each of our segments for the three months ended December 31, 2007 and 2006.
Segment contribution margin includes all segment revenues less the related cost of sales, direct sales, marketing and product development expenses. We allocate corporate manufacturing costs and some infrastructure costs such as facilities and IT costs in determining segment contribution margin. We use contribution margin, in part, to evaluate the performance of, and to allocate resources to, each of the segments. Certain costs and operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include corporate marketing costs, general and administrative costs, acquisition-related costs, depreciation and amortization of purchased intangible assets, and interest expense.
Contribution Margin

	Three months ended December 31,
(in thousands)	2006	2007	Variance $	Variance %

Hardlines and Lumber	$10,619	$9,467	$(1,152)	(10.8)%
Wholesale Distribution	10,188	15,765	5,577	54.7%
Automotive	8,380	7,411	(969)	(11.6)%
Other	502	(65)	(567)	—%

Total Contribution Margin	$29,689	$32,578	$2,889	9.7%

Factors affecting Hardlines and Lumber contribution margin for the three months ended December 31, 2007.
The $1.2 million decrease in contribution margin for Hardlines and Lumber was a result of lower system revenues of $3.0 million and lower gross margins in systems revenues, which was partially offset by $1.6 million increase in service revenues.
Factors affecting Wholesale Distribution contribution margin for the three months ended December 31, 2007.
The $5.6 million increase in contribution margin for Wholesale Distribution is primarily a result of the acquisition of Eclipse in August 2007 and lower sales and marketing costs, partially offset by lower gross margins in systems revenues.
Factors affecting Automotive contribution margin for the three months ended December 31, 2007.
The $1.0 million decrease in contribution margin for Automotive was a result of planned customer attrition, product mix, reduced catalog sales, and increased salary costs due to headcount increases in customer support, information services, and product development.
Factors affecting Other contribution margin for the three months ended December 31, 2007.
The $0.6 million decrease in contribution margin for Other was primarily a result of lower gross margins in systems revenues.

Liquidity and Capital Resources
Overview
Our principal liquidity requirements are for debt service, capital expenditures and working capital.
Our ability to service our indebtedness will depend on our ability to generate cash in the future. For the three months ended December 31, 2007, our net cash provided by operating activities was $4.8 million, which included depreciation and amortization expenses of $9.2 million and non-cash share-based payment expense of $0.9 million.
Our cash balance at December 31, 2007 was $33.5 million. As of December 31, 2007, we had $632.7 million in outstanding indebtedness comprised primarily of $437.7 million of a senior secured term loan pursuant to our senior secured credit agreement, $175.0 million senior subordinated notes due 2016, and $20.0 million aggregate principal amount from our revolving credit facility. Our senior secured credit agreement provides for maximum borrowings of up to $40.0 million, including letters of credit up to a maximum of $5.0 million.
On May 2, 2006, in connection with the consummation of the transactions, we entered into a senior secured credit agreement. The senior secured credit agreement provides for (i) a seven-year term loan in the amount of $390.0 million, amortized at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after May 2, 2006, with the balance paid at maturity, and (ii) a five-year revolving credit facility that permits loans in an aggregate amount of up to $40.0 million, which includes a letter of credit facility and a swing line facility. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, five years from May 2, 2006. During the year ended September 30, 2007, we repaid $25.0 million in principal towards the $390.0 million term loan, which reduced the future unamortized principal payments due per the amortization schedule. In addition, subject to certain terms and conditions, the senior secured credit agreement provides for one or more uncommitted incremental term loan and/or revolving credit facilities in an aggregate amount not to exceed $75.0 million. Proceeds of the term loan on the initial borrowing date were used to partially finance the mergers, to refinance certain of our indebtedness and to pay fees and expenses incurred in connection with the mergers and the related financings and transactions. In August 2007, we borrowed the $75.0 million incremental term loan, as well as $20.0 million of the revolving credit facility. These amounts were used to partially finance the asset purchase of Eclipse.
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
In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios, none of which had been obtained as of December 31, 2007. We must also pay customary letter of credit fees for issued and outstanding letters of credit.
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
Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006
Our net cash provided by operating activities for the three months ended December 31, 2007 and December 31, 2006 was $4.8 million and $2.7 million, respectively. The increase in cash flow provided by operating activities for the three months ended December 31, 2007 compared to the three months ended December 31, 2006 was primarily due to changes in operating assets and liabilities compared to the prior period, primarily in the accounts receivable and accrued expenses and other liabilities balances partially offset by lower net income and a change in deferred income taxes.
Our investing activities used net cash of $4.3 million during the three months ended December 31, 2007 and $1.7 million during the three months ended December 31, 2006. The $2.6 million increase in cash used for investing activities was primarily generated from a $0.5 million increase in capitalized computer software costs and databases and a $1.6 million purchase price adjustment related to additional tax liabilities. We purchased property and equipment of $1.1 million and $1.2 million for the three months ended December 31, 2007 and 2006, respectively.
Our financing activities used cash of $0.3 million and $15.7 million for the three months ended December 31, 2007 and 2006, respectively. The decrease in cash used in financing activities for the three months ended December 31, 2007 compared to the three months ended December 31, 2006 was primarily due to a payment on our senior secured term loan of $15.0 million in the prior period.
We and our subsidiaries, affiliates or significant shareholders may from time to time, in our sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt or equity securities (including any publicly issued debt), in privately negotiated or open market transactions, by tender offer or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
At December 31, 2007, we had outstanding $437.7 million aggregate principal amount of a term loan due 2013, $175.0 million of senior subordinated notes due 2016 and $20.0 million borrowings under our revolving credit facility due 2011. The term notes due 2013 bear interest at floating rates. In May 2006, we entered into four interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations and to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2007, one of the interest rate swaps with a notional amount of $25.0 million matured. Giving effect to the interest rate swap, a 0.25% increase in floating rates would increase our interest expense by $0.6 million annually. See Note 4 of Notes to Consolidated Financial Statements, which is incorporated herein by reference
Foreign Currency Risk
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
We monitor our foreign currency exposure and, from time to time, will attempt to reduce our exposure through hedging. At December 31, 2007, we had no foreign currency contracts outstanding.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Principal Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that information required to be disclosed by us in the reports that we file with or submit to the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file with or submit to the SEC is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on the evaluation of our disclosure controls and procedures as described above, our CEO and CFO have concluded that as of December 31, 2007 our disclosure controls and procedures were effective.
Internal controls over financial reporting
During our fiscal quarter ended December 31, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors associated with our business, financial condition and results of operations as set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
On November 20, 2007, stockholders holding a majority of the outstanding shares of capital stock of Activant Group and the sole stockholder of the Company, consented in lieu of a special meeting, to elect the following individuals as members of their respective Boards of Directors: Pervez A. Qureshi, C. Andrew Ballard, Paul V. Barber, Marcel Bernard, Orlando Bravo, S. Scott Crabill, Robert B. Henske and David R. Tunnell. In addition, on the same date, stockholders holding a majority of the outstanding shares of capital stock of Activant Group also consented to approve and adopt the Amended and Restated Activant Group Inc. 2006 Stock Incentive Plan.
Item 5. Other Information.
On November 2, 2007, our Board approved the amendment and restatement of our “top-hat” deferred compensation plan effective as of January 1, 2008 (“Deferred Compensation Plan”). The following table provides information regarding contributions, earnings and balances for our Named Executive Officers under the Deferred Compensation Plan. Our current “Named Executive Officers” are (1) our current Chief Executive Officer, (2) our current Chief Financial Officer, and (3) each of our other three most highly compensated Executive Officers who were serving as Executive Officers at the end of our 2007 fiscal year. Three of our current Named Executive Officers participate in the Deferred Compensation Plan: Stephen A. McLaughlin, William Wilson and Scott B. Hanson.

				Aggregate
	Executive	Company	Aggregate	Withdrawals/
	Contributions in FY	Contributions in FY	Earnings in	Distributions	Aggregate Balance
	2007	2007	FY 2007	in FY 2007	at Sept. 30, 2007
Name	($)	($)	($)	($)	($)
Stephen A. McLaughlin	27,931	N/A	21,601	N/A	215,526
William Wilson	33,375	N/A	41,003	N/A	491,055
Scott B. Hanson	8,389	N/A	389	N/A	8,778
Under the Deferred Compensation Plan, an eligible participant is permitted to defer any percentage (from 0% to 100%) of his or her qualifying base salary and bonus above the limit that could be contributed to our 401(k) plan for each calendar year. Additionally, we can credit participant accounts with employer contributions at any time, but we did not make any such contributions during the 2007 fiscal year. All amounts allocated to a participant’s deferral account are adjusted at the end of each calendar year for investment gains and losses based on the performance of certain hypothetical investment choices selected by participants. Participants may change their selected investment choices as permitted by the plan administrator. We remain liable to pay all amounts deferred in a participant’s deferral account, as adjusted for all notional investment gains and losses, at the time specified in a participant’s deferral election, or otherwise as permitted under the terms of the Deferred Compensation Plan.
When participants make their deferral elections for a given year, they also elect how those deferrals will ultimately be paid. Participants may elect either a lump sum cash payment or annual or quarterly installments for up to 10 years, but the timing of the payment of the deferred compensation may be no earlier than three years following the year in respect of which the deferral election is made. If a participant does not designate a specific payment date, then all deferred amounts will be paid out upon the participant’s termination of employment. In addition, all deferred amounts will be paid out upon a participant’s death or termination of employment if either event occurs prior to the payment date selected by the participant; further, in the event of a participant’s death prior to the commencement of payments, all amounts will be paid in a single lump sum (regardless of the participant’s election). Participants may also request unplanned distributions in limited emergency situations.
Item 6. Exhibits.
The exhibits filed with this report are as follows:

Exhibit
No.	Description
10.1*	Activant Solutions Inc. Deferred Compensation Plan as amended and restated effective January 1, 2008
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Pervez Qureshi.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Pervez Qureshi.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco

*	Exhibit is filed herewith.

**	Exhibit is furnished herewith. This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of February 2008.

ACTIVANT SOLUTIONS INC.
By:	/s/ KATHLEEN M. CRUSCO
Kathleen M. Crusco
Senior Vice President and Chief Financial Officer (Principal Financial and Duly Authorized Officer)