Form 10-Q
period 2008-03-31
ACTIVANT SOLUTIONS INC /DE/
filed 2008-05-14
CIK 1059103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 12, 2008
Common Stock, par value $0.01 per share	10 shares

ACTIVANT SOLUTIONS INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

FORWARD-LOOKING STATEMENTS
This report on Form 10-Q includes forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, these forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Some of the risks and uncertainties that could cause actual results to differ from our expectations are:
•	failure to anticipate or respond to our customers’ needs and requirements;

•	failure of our proprietary technology to support our customers’ future needs or it becoming obsolete;

•	failure to develop new relationships and maintain existing relationships with key industry participants and/or key customers and/or loss of significant customer revenues;

•	loss of recurring subscription service revenues;

•	transition of certain of our senior management personnel and the failure to attract, retain and integrate qualified management personnel;

•	failure of our Activant Eagle and Vision products to gain acceptance within the automotive parts aftermarket;

•	our substantial indebtedness and our ability to incur additional indebtedness;

•	certain covenants in our debt documents;

•	costs and difficulties of integrating acquisitions, including our recently completed acquisitions of Silk Systems and Intuit’s distribution software management division;

•	possible future impairment charges, depending upon the financial results of our business, in view of the fact that a significant portion of our total assets consist of goodwill and other intangible assets;

•	changes in the manner or basis on which we receive third-party information used to maintain our electronic automotive parts and applications catalog;

•	failure by certain of our existing customers to upgrade to our current generation of systems;

•	failure to effectively compete;

•	substantial fluctuations in, or failure to maintain current systems sales levels of one-time sales of software licenses and hardware;

•	consolidation trends among our customers and consolidation trends in the market segments in which we operate;

•	failure to adequately protect our proprietary rights and intellectual property or limitations on the availability of legal or technical means of effecting such protection;

•	claims by third parties that we are infringing on their proprietary rights or other adverse claims;

•	defects or errors in our software or information services;

•	interruptions of our connectivity applications or catastrophic failure of our data center, telecommunications or information technology infrastructure;

•	claims for damages against us in the event of a failure of our customers’ systems;

•	our ability to assume additional debt on favorable terms, if at all;

•	prolonged unfavorable general economic and market conditions, especially in the residential housing market and the lumber industry;

•	differing interests of debt security holders and our controlling stockholders or investors; and

•	the other factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2007 and elsewhere in this report.
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

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements (Unaudited).
ACTIVANT SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
(in thousands, except share data)	2007	2008
		(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$33,379	$50,205
Trade accounts receivable, net of allowance for doubtful accounts of $5,378 and $6,825 at September 30, 2007 and March 31, 2008, respectively	58,213	47,414
Inventories, net	5,359	6,162
Deferred income taxes	8,622	13,301
Income taxes receivable	2,681	5,421
Prepaid expenses and other current assets	5,736	5,108

Total current assets	113,990	127,611

Property and equipment, net	10,074	10,101
Intangible assets, net	235,566	229,913
Goodwill	672,206	667,362
Deferred financing costs	15,501	14,366
Other assets	4,341	4,222

Total assets	$1,051,678	$1,053,575

LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$18,401	$15,888
Payroll related accruals	15,974	13,399
Deferred revenue	29,671	30,205
Current portion of long-term debt	750	750
Accrued expenses and other current liabilities	21,618	36,438

Total current liabilities	86,414	96,680

Long-term debt, net of discount	632,113	631,738
Deferred tax liabilities	67,072	61,931
Other liabilities	9,885	11,879

Total liabilities	795,484	802,228

Commitments and contingencies	—	—

Common Stock:
Par value $0.01, authorized 1,000 shares, 10 shares issued and outstanding, at September 30, 2007 and March 31, 2008	—	—
Additional paid-in capital	250,893	252,651
Retained earnings	8,003	8,270
Other accumulated comprehensive income (loss):
Unrealized loss on cash flow hedges	(2,891)	(9,543)
Cumulative translation adjustment	189	(31)

Total stockholder’s equity	256,194	251,347

Total liabilities and stockholder’s equity	$1,051,678	$1,053,575

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands)	2007	2008	2007	2008
Revenues:
Systems	$47,075	$44,612	$89,284	$90,529
Services	56,000	63,480	112,022	126,473

Total revenues	103,075	108,092	201,306	217,002

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems (1)	24,630	25,069	47,282	51,219
Services (1)	19,975	23,073	39,978	45,888

Total cost of revenues	44,605	48,142	87,260	97,107

Gross profit	58,470	59,950	114,046	119,895

Operating expenses:
Sales and marketing (1)	16,208	16,102	32,730	32,527
Product development (1)	10,127	11,012	20,335	23,136
General and administrative (1)	7,815	9,123	14,346	17,274
Depreciation and amortization	7,279	9,326	14,337	17,921
Acquisition related costs	—	407	—	658
Restructuring costs	—	322	287	490

Total operating expenses	41,429	46,292	82,035	92,006

Operating income	17,041	13,658	32,011	27,889

Interest expense	(11,746)	(14,182)	(23,870)	(27,872)
Other income, net	17	509	459	1,073

Income (loss) before income taxes	5,312	(15)	8,600	1,090
Income tax expense	2,361	42	3,631	554

Net income (loss)	$2,951	$(57)	$4,969	$536

Comprehensive income (loss):
Net income (loss)	$2,951	$(57)	$4,969	$536
Unrealized loss on cash flow hedges	(479)	(4,001)	(249)	(6,652)
Foreign currency translation adjustment	21	(171)	69	(220)

Comprehensive income (loss)	$2,493	$(4,229)	$4,789	$(6,336)

(1) Includes share-based payment expense as follows:

Cost of revenues
Systems	$16	$8	$24	$16
Services	134	72	201	141
Operating expenses
Sales and marketing	387	214	585	418
Product development	147	72	223	144
General and administrative	787	524	1,180	1,053
The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
(in thousands)	2007	2008
OPERATING ACTIVITIES
Net income	$4,969	$536
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based payment expense	2,213	1,772
Depreciation	2,898	3,032
Amortization of intangible assets	11,439	14,889
Amortization of deferred financing costs	1,036	1,240
Provision for doubtful accounts	3,033	1,905
Deferred income taxes, net	(6,779)	(9,820)
Other, net	1,160	(218)
Changes in assets and liabilities:
Trade accounts receivable	1,762	8,894
Inventories	(1,480)	(803)
Prepaid expenses and other assets	1,885	(1,993)
Accounts payable	763	(2,513)
Deferred revenue	(3,304)	534
Accrued expenses and other liabilities	(6,557)	6,163

Net cash provided by operating activities	13,038	23,618

INVESTING ACTIVITIES
Purchase of property and equipment	(3,111)	(3,059)
Capitalized computer software costs and databases	(2,538)	(3,237)
Purchase price adjustments	700	—

Net cash used in investing activities	(4,949)	(6,296)

FINANCING ACTIVITIES
Repurchase of common stock	—	(14)
Payment on long-term debt	(27,000)	(375)
Debt issuance costs	(1,077)	(107)

Net cash used in financing activities	(28,077)	(496)

Net change in cash and cash equivalents	(19,988)	16,826
Cash and cash equivalents, beginning of period	36,383	33,379

Cash and cash equivalents, end of period	$16,395	$50,205

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$23,052	$23,827
Cash paid during the period for income taxes (net of receipts)	$7,144	$5,012
The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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
Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While our management has based their assumptions and estimates on the facts and circumstances existing at March 31, 2008, actual results may differ from these estimates and operating results for the three and six months ended March 31, 2008 are not necessarily indicative of the results that may be achieved for the year ending September 30, 2008.
We allocate certain infrastructure costs such as facilities, information technology (“IT”) support and telecommunications expense in determining segment contribution margin. Effective October 1, 2007, we reorganized our management and business structure along vertical markets and, accordingly, we have revised the methodology for determining the value of those infrastructure services provided to each segment. In order to conform the prior period presentation of these costs to the current period presentation, we have reclassified $2.1 million and $4.7 million of costs previously reported as general and administrative expenses for the three and six months ended March 31, 2007, respectively, in the accompanying consolidated statement of operations. Additional disclosures associated with this restructuring are included in Note 7. All periods have been reclassified to conform to the current period presentation. For comparative purposes, information on corporate allocations for the three and six months ended March 31, 2007 is as follows:

	Three Months Ended March 31, 2007			Six Months Ended March 31, 2007
	as previously			as previously
(in thousands)	reported	revised	change	reported	revised	change
Systems cost of revenues	$404	$915	$511	$808	$1,802	$994
Services cost of revenues	1,038	1,454	416	2,076	3,170	1,094
Sales and marketing expense	468	907	439	936	2,004	1,068
Product development expense	217	922	705	434	1,952	1,518
General and administrative expense	(2,127)	(4,198)	(2,071)	(4,254)	(8,928)	(4,674)

Net allocations	$—	$—	$—	$—	$—	$—

In the opinion of our management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2007.
2. NEW ACCOUNTING PRONOUNCEMENTS
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, SFAS No. 141(R) will be applied by the Company to business combinations occurring on or after October 1, 2009.
In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No.159 provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement is effective for fiscal years beginning after November 15, 2007. Earlier application is permitted provided we also apply the provisions of SFAS No. 157, Fair Value Measurements. We are currently in the process of evaluating the impact SFAS No. 159 will have on our consolidated financial statements.
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
In June 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 in the fiscal quarter ended December 31, 2007. See Note 5 for further information on the impact of adopting FIN 48.
3. ACQUISITIONS
Acquisitions have been recorded using the purchase method of accounting, and, accordingly, the results of operations are included in our consolidated results as of the date of each acquisition. We allocate the purchase price of our acquisitions to the tangible assets, liabilities and intangible assets acquired, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. In the fiscal quarter ended March 31, 2008, we decreased goodwill and increased intangible assets by $6.0 million, related to the final valuation of the Intuit Eclipse Distribution Management Solutions business (“Eclipse”) by independent third-party consultants. In addition, in conjunction with the adoption of FIN 48, effective October 1, 2007, and the identification of additional pre-acquisition income tax liabilities, we recorded a net increase to goodwill of approximately $1.2 million.
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
Eclipse Distribution Management Solutions
On August 17, 2007, we acquired substantially all of the assets of Eclipse for cash consideration of approximately $101.3 million. Acquired intangible assets consist primarily of customer contracts, customer lists and acquired technology with a weighted average useful life of six years. The amortization expense related to the acquired intangible assets is approximately $6.8 million per annum. The goodwill recorded as a result of this acquisition is expected to be deductible for tax purposes.
Pro forma results (unaudited)
The results of operations include the results of Silk Systems commencing after May 31, 2007 and of Eclipse commencing after August 17, 2007. Accordingly, our results of operations for the three and six months ended March 31, 2008 and March 31, 2007 are not directly comparable.
The following table presents the unaudited pro forma combined results of our operations with Silk Systems and Eclipse for the three and six months ended March 31, 2007, after giving effect to certain pro forma adjustments primarily related to the elimination of certain allocations, restructuring activities, amortization of acquired intangible assets and interest expense. These unaudited pro forma results are not necessarily indicative of what the actual consolidated results of operations would have been had the acquisition actually occurred on the first day of the respective period or of future results of operations of the consolidated entities.

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2008	2007	2008
(in thousands)	(pro forma)	(actual)	(pro forma)	(actual)
Total revenues	$117,503	$108,092	$229,893	$217,002
Total cost of revenues	52,187	48,142	102,278	97,107

Gross profit	65,316	59,950	127,615	119,895
Total operating expenses	46,584	46,292	92,310	92,006

Operating income	18,732	13,658	35,305	27,889
Interest expense	(13,707)	(14,182)	(27,791)	(27,872)
Other income, net	134	509	595	1,073

Income (loss) before taxes	5,159	(15)	8,109	1,090
Income tax expense	2,307	42	3,459	554

Net income (loss)	$2,852	$(57)	$4,650	$536

4. DEBT
Long-term debt consisted of the following:

	September 30,	March 31,
(in thousands)	2007	2008
Senior secured term loan due 2013	$437,863	$437,488
Senior subordinated notes due 2016	175,000	175,000
Revolving credit facility due 2011	20,000	20,000

Total debt	632,863	632,488
Current portion	(750)	(750)

Long-term debt	$632,113	$631,738

Senior Secured Credit Agreement
On May 2, 2006, in connection with the consummation of the mergers, we entered into a senior secured credit agreement. The senior secured credit agreement provides for (i) a seven-year term loan in the amount of $390.0 million, amortized at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after May 2, 2006, with the balance paid on May 2, 2013, and (ii) a five-year revolving credit facility that permits loans in an aggregate amount of up to $40.0 million, which includes a $5.0 million letter of credit facility and a swing line facility. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, on May 2, 2011. During the year ended September 30, 2006, we repaid $2.0 million in principal towards the $390.0 million term loan per the amortization schedule. During the year ended September 30, 2007, we repaid approximately $25.2 million in principal towards the $390.0 million term loan, which reduced the future unamortized principal payments due per the amortization schedule, and for the six months ended March 31, 2008, we have repaid approximately $0.4 million in principal. In addition, subject to certain terms and conditions, the senior secured credit agreement provides for one or more uncommitted incremental term loan and/or revolving credit facilities in an aggregate amount not to exceed $75.0 million. Proceeds of the term loan on the initial borrowing date were used to partially finance the mergers, to refinance certain of our indebtedness and to pay fees and expenses incurred in connection with the mergers and the related financings and transactions. In August 2007, we borrowed the $75.0 million incremental term loan, which matures on May 2, 2013, as well as $20.0 million of the revolving credit facility. These amounts were used to partially finance the acquisition of Eclipse.
The borrowings under the senior secured credit agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank Trust Company Americas, and (2) the federal funds rate plus 1/2 of 1%; or (b) a reserve adjusted Eurodollar rate on deposits for periods of one-, two-, three-, or six-months (or, to the extent agreed to by each applicable lender, nine- or twelve-months or less than one month). The initial applicable margin for borrowings is:

•	under the revolving credit facility, 1.25% with respect to base rate borrowings and 2.25% with respect to Eurodollar rate borrowings, which may be reduced subject to our attainment of certain leverage ratios;
•	under the term loan, 1.00% with respect to base rate borrowings and 2.00% with respect to Eurodollar rate borrowings; and
•	under the incremental term loan, 1.5% with respect to base rate borrowings and 2.50% with respect to Eurodollar rate borrowings.
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
Senior Subordinated Notes Due 2016
On April 27, 2006, we issued $175.0 million aggregate principal amount of 9.50% senior subordinated notes due May 2, 2016. The notes were issued in a private transaction that was not subject to the registration requirements of the Securities Act of 1933. The notes subsequently were exchanged for substantially identical notes registered with the Securities and Exchange Commission, pursuant to a registration rights agreement entered into in connection with the indenture.
Each of our domestic subsidiaries, as primary obligors and not as sureties, jointly and severally, irrevocably and unconditionally guaranteed, on an unsecured senior subordinated basis, the performance and full and punctual payment when due, whether at maturity, by acceleration or otherwise, of all of our obligations under the indenture and the notes. The notes are our unsecured senior subordinated obligations and are subordinated in right of payment to all of our existing and future senior indebtedness (including the senior secured credit agreement), are effectively subordinated to all of our secured indebtedness (including the senior secured credit agreement); and are senior in right of payment to all of our existing and future subordinated indebtedness.
The terms of the senior secured credit agreement and the indenture governing the senior subordinated notes restrict certain activities by us, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets and transactions with affiliates. In addition, the senior secured credit agreement requires us to maintain a maximum total net leverage ratio and a minimum interest coverage ratio. The senior secured credit agreement and the indenture also contain certain customary affirmative covenants and events of default. At March 31, 2008, we were in compliance with all of the senior secured credit agreement’s and the indenture’s covenants.
5. INCOME TAXES
We recorded a provision for income tax expense at an overall estimated annual effective tax rate before discrete items of 42.2% and 43.3% for the three and six months ended March 31, 2008, respectively, which was based on our anticipated results for the full fiscal year. Our income tax expense differed from the amount computed by applying the statutory rate to income before provision for income taxes primarily due to the impact of permanent differences and state income taxes.
Effective October 1, 2007, we adopted FIN 48. As a result of implementing FIN 48, we recognized an increase of $2.1 million in the liability for unrecognized tax benefits which was recorded primarily as adjustments of $1.5 million to goodwill and $0.3 million to the opening balance of retained earnings.
Our balance sheet included unrecognized tax benefits of approximately $8.0 million as of October 1, 2007 and $7.9 million as of March 31, 2008. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0.9 million as of October 1, 2007 and March 31, 2008.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of October 1, 2007 and March 31, 2008 the balance of accrued interest and penalties was approximately $0.4 million and $0.5 million, respectively.
We believe it is reasonably possible that total unrecognized tax benefits will decrease by approximately $0.3 million within twelve months of the date of adoption due to the settlement of audits and the expiration of statute of limitations. The adjustments will primarily be recorded as adjustments to goodwill.
The tax years 2001 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject. We are currently under US federal examination for the May 2, 2006 tax year and under a Canadian limited scope examination relating to research credits for the 2005 and 2006 tax periods.

6. COMMON STOCK OPTION PLAN
Activant Solutions Inc.
During 2006, Activant Group adopted the Activant Group Inc. 2006 Stock Incentive Plan (the “2006 Option Plan”), which as of March 31, 2008 had 7,961,958 shares reserved for issuances pursuant to existing and future awards thereunder. The exercise price of options granted under the 2006 Option Plan may not be less than the fair market value at the date of grant as determined in good faith by the board of directors of Activant Group from time to time. Options granted under the 2006 Option Plan vest in varying amounts over a period up to five years and expire ten years from the date of the grant.
The Company estimates the fair value of stock options using a Black-Scholes option pricing model that uses certain assumptions including expected term, expected volatility of the underlying stock, expected dividend pay-out rate and risk-free rate of return. The expected term was based on historical data and represents the period of time that stock options granted were expected to be outstanding. Due to the fact that the common stock underlying the options is not publicly traded, the expected volatility was based on a comparable group of companies for the period. We do not intend to pay dividends on our common stock for the foreseeable future, and accordingly, used a dividend yield of zero. The risk-free rate for periods within the contractual life of the option was based on the Treasury Bill coupon rate for U.S Treasury securities in effect at the time of the grant with a maturity approximating the expected term. For the three and six months ended March 31, 2008, we recorded share-based payment expense of approximately $0.9 million and $1.8 million, respectively, with a total income tax benefit recognized in the income statement of approximately $0.4 million and $0.7 million, respectively. For the three and six months ended March 31, 2007, we recorded share-based payment expense of approximately $1.5 million and $2.2 million, respectively, with a total income tax benefit recognized in the income statement of approximately $0.6 million and $0.9 million, respectively
The fair value of each award granted from the 2006 Option Plan during the three and six months ended March 31, 2007 and 2008 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2008	2007	2008
Expected term	6.66 years	6.66 years	6.66 years	6.66 years
Expected volatility	50.00%	50.00%	50.00%	50.00%
Expected dividends	0.00%	0.00%	0.00%	0.00%
Risk-free rate	4.81%	2.47%	4.68%	3.19%
The weighted average estimated fair value for options granted during the six months ended March 31, 2007 and 2008 was $4.36 and $4.91 per share, respectively.
Information with respect to stock option activity for the six months ended March 31, 2008 is as follows:

	2006 Option Plan
		Weighted
	Number of	Average Exercise
	Shares	Price
Total options outstanding at September 30, 2007	6,759,073	$4.38
Options granted	495,250	4.91
Options forfeited	(736,200)	4.37
Options exercised	—	—

Total options outstanding at March 31, 2008	6,518,123	$4.42

Total options exercisable at March 31, 2008	1,992,224	$4.36

Predecessor Company
In connection with the mergers, Activant Group entered into an option rollover agreement with Mr. Pervez A. Qureshi, our Chief Executive Officer and President, pursuant to which Mr. Qureshi agreed to rollover $1.0 million of spread value of his then outstanding stock options to purchase Predecessor Company common stock into 333,334 vested stock options to purchase shares of common stock of Activant Group at an exercise price of $1.00 per share. Pursuant to the option rollover agreement, Activant Group agreed to assume these options pursuant to the terms of the Activant Solutions Holdings Inc. Second Amended and Restated Stock Option Plan for Key Employees, as amended (the “Predecessor Company Plan”), which is the stock option plan under which these options were originally granted. The share-based payment expense for these options has been fully recognized.
Information on stock options for the six months ended March 31, 2008 under the Predecessor Company Plan is as follows:

Predecessor Company Plan
	Number of	Weighted Average
	Shares	Exercise Price
Total options outstanding at September 30, 2007	333,334	$1.00
Options granted	—	—
Options forfeited	—	—
Options exercised	—	—

Total options outstanding at March 31, 2008	333,334	$1.00

At March 31, 2008, the total intrinsic value of outstanding stock options was approximately $3.0 million. At March 31, 2008, there was approximately $12.0 million of total unrecognized shared-based payment expense related to unvested stock options which we expect to recognize as expense in future periods through 2012.
7. RESTRUCTURING COSTS
During fiscal year 2008, our management approved restructuring plans for eliminating certain positions associated with the integration of Eclipse and for eliminating certain additional positions with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded a charge of approximately $0.3 million related to workforce reductions, comprised of severance and other employee termination benefits related to these workforce reductions. Approximately $0.1 million remains to be paid as of March 31, 2008 and such amount is anticipated to be paid over the three-month period ending June 30, 2008. We also recorded a charge of $0.2 million related to consolidating related facilities.
8. SEGMENT REPORTING
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
Because these segments reflect the manner in which management reviews our business, they necessarily involve judgments that management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect technologies and applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments. Recent events, including changes in senior management, may affect the manner in which we present segments in the future. A description of the businesses served by each reportable segment follows.

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
Other
Other primarily consists of our productivity tools business which is involved with software migration services and application development tools.
Segment Revenue and Contribution Margin
The results of the reportable segments are derived directly from our management reporting system. The results are based on our method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Our management measures the performance of each segment based on several metrics, including contribution margin as defined below, which is not a financial measure calculated in accordance with GAAP. Asset data is not reviewed by management at the segment level and therefore is not included.
Segment contribution margin includes all segment revenues less the related cost of sales, direct marketing, sales expense, and product development expenses. A portion of each segment’s expenses arises from shared services and centrally managed infrastructure support costs that we allocate to the segments to determine segment contribution margin. These expenses primarily include information technology services, facilities, and telecommunications costs.
Financial information for each reportable segment is as follows for the three and six months ended March 31, 2007 and 2008:

	Three Months Ended March 31, 2007					Six Months Ended March 31, 2007
	Hardlines					Hardlines
	and	Wholesale	Auto-			and	Wholesale	Auto-
(in thousands)	Lumber	Distribution	motive	Other	Total	Lumber	Distribution	motive	Other	Total
Revenues	$44,696	$30,568	$22,770	$5,041	$103,075	$85,938	$60,709	$45,318	$9,341	$201,306
Contribution Margin	$12,680	$11,040	$8,400	$1,022	$33,142	$23,299	$21,228	$16,780	$1,524	$62,831

	Three Months Ended March 31, 2008					Six Months Ended March 31, 2008
	Hardlines					Hardlines
	and	Wholesale	Auto-			and	Wholesale	Auto-
(in thousands)	Lumbers	Distribution	motive	Other	Total	Lumbers	Distribution	motive	Other	Total
Revenues	$37,110	$43,444	$22,437	$5,101	$108,092	$76,900	$85,884	$44,222	$9,996	$217,002
Contribution Margin	$7,796	$16,824	$8,027	$896	$33,543	$17,263	$32,589	$15,438	$831	$66,121
Certain of our operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include marketing costs other than direct marketing, general and administrative costs, such as legal and finance, share-based payment expense, acquisition related costs, depreciation, amortization, restructuring costs, interest expense, and other income.

There are significant judgments management makes with respect to the direct and indirect allocation of costs that may affect the calculation of contribution margins. While management believes these and other related judgments are reasonable and appropriate, others could assess such matters in ways different than our company’s management.
The exclusion of costs not considered directly allocable to individual business segments results in contribution margin not taking into account substantial costs of doing business. We use contribution margin, in part, to evaluate the performance of, and allocate resources to, each of the segments. While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, net income, cash flow and other measures of financial performance prepared in accordance with GAAP that are otherwise presented in our financial statements. In addition, our calculation of contribution margin may be different from the calculation used by other companies and, therefore, comparability may be affected.
The reconciliation of segment information to our consolidated totals is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	March 31, 2007	March 31, 2008	March 31, 2007	March 31, 2008
Segment contribution margin	$33,142	$33,543	$62,831	$66,121
Corporate and unallocated costs	(7,351)	(8,940)	(13,983)	(17,391)
Share-based payment expense	(1,471)	(890)	(2,213)	(1,772)
Depreciation and amortization	(7,279)	(9,326)	(14,337)	(17,921)
Acquisition related costs	—	(407)	—	(658)
Restructuring costs	—	(322)	(287)	(490)
Interest expense	(11,746)	(14,182)	(23,870)	(27,872)
Other income, net	17	509	459	1,073

Income (loss) before income taxes	$5,312	$(15)	$8,600	$1,090

Geographic segments
The Americas geographic area covers the United States and Canada. The Europe geographic area covers the United Kingdom, Ireland and France. The following tables set forth, for the periods and at the dates indicated, our revenues and assets by geographic area:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2007	2008	2007	2008
Revenues:
Americas	$101,434	$106,631	$197,924	$213,804
Europe	1,641	1,461	3,382	3,198

Total revenues	$103,075	$108,092	$201,306	$217,002

	September 30, 2007	March 31, 2008
Assets:
Americas	$1,049,029	$1,051,317
Europe	2,649	2,258

Total assets	$1,051,678	$1,053,575

9. GUARANTOR CONSOLIDATION
The senior secured credit agreement and the senior subordinated notes are guaranteed by our existing, wholly-owned domestic subsidiaries HM COOP LLC, Speedware USA, Inc., Prelude Systems Inc., Activant Wholesale Distribution Solutions Inc., Speedware America, Inc., Speedware Group, Inc., and Greenland Holding Corp. Our other subsidiaries (the “Non-Guarantors”) are not guarantors of the senior secured credit agreement and the senior subordinated notes. The accompanying consolidated balance sheets as of September 30, 2007 and March 31, 2008, the accompanying consolidated statements of operations for the three and six months ended March 31, 2007 and 2008, and the accompanying statement of cash flows for the six months ended March 31, 2007 and 2008, represent the financial position, results of operations and cash flows of the Company’s Guarantors and Non-Guarantors.
Consolidating Balance Sheet as of March 31, 2008

	Guarantor
		Guarantor	Non-Guarantor
(in thousands)	Principal Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$33,560	$11,175	$5,470	$—	$50,205
Trade accounts receivable, net of allowance for doubtful accounts	31,086	13,975	2,353	—	47,414
Inventories, net	4,829	1,277	56	—	6,162
Income taxes receivable	3,874	1,478	69	—	5,421
Deferred income taxes	12,212	942	147	—	13,301
Prepaid expenses and other current assets	4,586	154	368	—	5,108

Total current assets	90,147	29,001	8,463	—	127,611

Property and equipment, net	8,431	1,118	552	—	10,101
Intangible assets, net	194,377	33,301	2,235	—	229,913
Goodwill	562,029	99,063	233	6,037	667,362
Investments in subsidiaries	9,656	—	885	(10,541)	—
Intercompany receivables (payables)	48,677	(27,396)	(21,281)	—	—
Deferred financing costs	14,366	—	—	—	14,366
Other assets	4,035	143	44		4,222

Total assets	$931,718	$135,230	$(8,869)	$(4,504)	$1,053,575

Liabilities and stockholder’s equity (deficit)
Current liabilities:
Accounts payable	$11,732	$3,116	$1,040	$—	$15,888
Payroll related accruals	8,450	4,043	906	—	13,399
Deferred revenue	11,875	17,432	898	—	30,205
Current portion of long-term debt	750	—	—	—	750
Accrued expenses and other current liabilities	37,899	270	(1,737)	6	36,438

Total current liabilities	70,706	24,861	1,107	6	96,680

Long-term debt, net of discount	631,738	—	—	—	631,738
Deferred tax liabilities and other liabilities	76,797	(1,387)	(1,600)	—	73,810

Total liabilities	779,241	23,474	(493)	6	802,228

Total stockholder’s equity (deficit)	152,477	111,756	(8,376)	(4,510)	251,347

Total liabilities and stockholder’s equity (deficit)	$931,718	$135,230	$(8,869)	$(4,504)	$1,053,575

Consolidating Balance Sheet as of September 30, 2007

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$24,862	$4,154	$4,363	$—	$33,379
Trade accounts receivable, net of allowance for doubtful accounts	40,451	14,408	3,354	—	58,213
Inventories, net	4,061	1,014	284	—	5,359
Income taxes receivable	1,638	514	529	—	2,681
Deferred income taxes	7,534	942	146	—	8,622
Prepaid expenses and other current assets	5,119	398	219	—	5,736

Total current assets	83,665	21,430	8,895	—	113,990

Property and equipment, net	8,066	1,359	649	—	10,074
Intangible assets, net	203,447	29,667	2,452	—	235,566
Goodwill	560,880	103,420	1,869	6,037	672,206
Investments in subsidiaries	9,656	—	885	(10,541)	—
Intercompany receivables (payables)	78,175	(52,525)	(25,650)	—	—
Deferred financing costs	15,501	—	—	—	15,501
Other assets	4,108	143	95	(5)	4,341

Total assets	$963,498	$103,494	$(10,805)	$(4,509)	$1,051,678

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$13,606	$3,104	$1,691	$—	$18,401
Payroll related accruals	11,168	3,500	1,306	—	15,974
Deferred revenue	12,277	16,104	1,290	—	29,671
Current portion of long-term debt	750	—	—	—	750
Accrued expenses and other current liabilities	20,111	1,472	35	—	21,618

Total current liabilities	57,912	24,180	4,322	—	86,414

Long-term debt, net of discount	632,113	—	—	—	632,113
Deferred tax liabilities and other liabilities	79,941	(3,049)	65	—	76,957

Total liabilities	769,966	21,131	4,387	—	795,484

Total stockholders’ equity (deficit)	193,532	82,363	(15,192)	(4,509)	256,194

Total liabilities and stockholders’ equity (deficit)	$963,498	$103,494	$(10,805)	$(4,509)	$1,051,678

Consolidating Statement of Operations for the Three Months Ended March 31, 2008

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Consolidated
Revenues:
Systems	$22,571	$19,649	$2,392	$44,612
Services	35,423	23,749	4,308	63,480

Total revenues	57,994	43,398	6,700	108,092

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	13,323	8,799	2,947	25,069
Services	14,635	6,451	1,987	23,073

Total cost of revenues	27,958	15,250	4,934	48,142

Gross profit	30,036	28,148	1,766	59,950

Operating expenses:
Sales and marketing	9,514	5,587	1,001	16,102
Product development	4,894	5,252	866	11,012
General and administrative	7,665	719	739	9,123
Depreciation and amortization	7,533	1,623	170	9,326
Acquisition related costs	407	—	—	407
Restructuring costs	322	—	—	322

Total operating expenses	30,335	13,181	2,776	46,292

Operating income (loss)	(299)	14,967	(1,010)	13,658

Interest expense	(14,178)	—	(4)	(14,182)
Other income (expense), net	529	(423)	403	509

Income (loss) before income taxes	(13,948)	14,544	(611)	(15)
Income tax expense	40	2	—	42

Net income (loss)	$(13,988)	$14,542	$(611)	$(57)

Consolidating Statement of Operations for the Three Months Ended March 31, 2007

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Consolidated
Revenues:
Systems	$31,621	$13,848	$1,606	$47,075
Services	35,479	16,719	3,802	56,000

Total revenues	67,100	30,567	5,408	103,075

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	17,375	5,372	1,883	24,630
Services	13,741	3,979	2,255	19,975

Total cost of revenues	31,116	9,351	4,138	44,605

Gross profit	35,984	21,216	1,270	58,470

Operating expenses:
Sales and marketing	10,601	4,501	1,106	16,208
Product development	5,803	3,724	600	10,127
General and administrative	5,794	1,124	897	7,815
Depreciation and amortization	7,004	209	66	7,279

Total operating expenses	29,202	9,558	2,669	41,429

Operating income (loss)	6,782	11,658	(1,399)	17,041

Interest expense	(11,744)	(1)	(1)	(11,746)
Other income (expense), net	(624)	85	556	17

Income (loss) before income taxes	(5,586)	11,742	(844)	5,312
Income tax expense	2,359	2	—	2,361

Net income (loss)	$(7,945)	$11,740	$(844)	$2,951

Consolidating Statement of Operations for the Six Months Ended March 31, 2008

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Consolidated
Revenues:
Systems	$45,923	$39,035	$5,571	$90,529
Services	70,978	46,786	8,709	126,473

Total revenues	116,901	85,821	14,280	217,002

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	27,662	16,712	6,845	51,219
Services	29,044	12,872	3,972	45,888

Total cost of revenues	56,706	29,584	10,817	97,107

Gross profit	60,195	56,237	3,463	119,895

Operating expenses:
Sales and marketing	18,752	11,466	2,309	32,527
Product development	10,141	11,139	1,856	23,136
General and administrative	14,339	1,456	1,479	17,274
Depreciation and amortization	14,802	2,754	365	17,921
Acquisition related costs	658	—	—	658
Restructuring costs	490	—	—	490

Total operating expenses	59,182	26,815	6,009	92,006

Operating income (loss)	1,013	29,422	(2,546)	27,889

Interest expense	(27,865)	(1)	(6)	(27,872)
Other income, net	179	207	687	1,073

Income (loss) before income taxes	(26,673)	29,628	(1,865)	1,090
Income tax expense	551	2	1	554

Net income (loss)	$(27,224)	$29,626	$(1,866)	$536

Consolidating Statement of Operations for the Six Months Ended March 31, 2007

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Consolidated
Revenues:
Systems	$59,223	$27,111	$2,950	$89,284
Services	70,913	33,598	7,511	112,022

Total revenues	130,136	60,709	10,461	201,306

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	33,447	10,202	3,633	47,282
Services	27,634	8,164	4,180	39,978

Total cost of revenues	61,081	18,366	7,813	87,260

Gross profit	69,055	42,343	2,648	114,046

Operating expenses:
Sales and marketing	20,699	9,927	2,104	32,730
Product development	11,552	7,558	1,225	20,335
General and administrative	10,372	2,206	1,768	14,346
Depreciation and amortization	13,770	429	138	14,337
Acquisition related costs	—	—	—	—
Restructuring costs	287	—	—	287

Total operating expenses	56,680	20,120	5,235	82,035

Operating income (loss)	12,375	22,223	(2,587)	32,011

Interest expense	(23,863)	(2)	(5)	(23,870)
Other income (expense), net	(325)	212	572	459

Income (loss) before income taxes	(11,813)	22,433	(2,020)	8,600
Income tax expense	3,626	5	—	3,631

Net income (loss)	$(15,439)	$22,428	$(2,020)	$4,969

Consolidating Statement of Cash Flows for the Six Months Ended March 31, 2008

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$15,230	$7,166	$1,222	$23,618

Investing activities
Purchase of property and equipment	(2,799)	(145)	(115)	(3,059)
Capitalized computer software costs and databases	(3,237)	—	—	(3,237)

Net cash used in investing activities	(6,036)	(145)	(115)	(6,296)

Financing activities
Repurchase of common stock	(14)	—	—	(14)
Payment on long-term debt	(375)	—	—	(375)
Debt issuance costs	(107)	—	—	(107)

Net cash used in financing activities	(496)	—	—	(496)

Net change in cash and cash equivalents	8,698	7,021	1,107	16,826
Cash and cash equivalents, beginning of period	24,862	4,154	4,363	33,379

Cash and cash equivalents, end of period	$33,560	$11,175	$5,470	$50,205

Consolidating Statement of Cash Flows for the Six Months Ended March 31, 2007

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used in) operating activities	$15,428	$(4,414)	$2,024	$13,038

Investing activities
Purchase of property and equipment	(2,888)	(125)	(98)	(3,111)
Capitalized computer software costs and databases	(2,538)	—	—	(2,538)
Purchase price adjustments	700	—	—	700

Net cash used in investing activities	(4,726)	(125)	(98)	(4,949)

Financing activities
Payment on long-term debt	(27,000)	—	—	(27,000)
Debt issuance costs	(1,077)	—	—	(1,077)

Net cash used in financing activities	(28,077)	—	—	(28,077)

Net change in cash and cash equivalents	(17,375)	(4,539)	1,926	(19,988)
Cash and cash equivalents, beginning of period	26,498	7,772	2,113	36,383

Cash and cash equivalents, end of period	$9,123	$3,233	$4,039	$16,395

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our financial statements and related notes included above. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors listed below, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended September 30, 2007.
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
For the six months ended March 31, 2008, our revenues were primarily derived from customers that operate in three vertical markets — hardlines and lumber, wholesale distribution and automotive — and from our productivity tools business.
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
Historical Results of Operations
Three months ended March 31, 2008 compared to three months ended March 31, 2007
Revenues. We derive our revenues primarily from customers that operate in three business segments — hardlines and lumber, wholesale distribution and automotive. Our Hardlines and Lumber, Wholesale Distribution and Automotive segments accounted for 34%, 40% and 21%, respectively, of our revenues during the three months ended March 31, 2008. This compares to the three months ended March 31, 2007, where our Hardlines and Lumber, Wholesale Distribution and Automotive segments accounted for 43%, 30% and 22%, respectively, of our revenues. See Note 8 of Notes to Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues and contribution margin.
The following table sets forth, for the periods indicated, our segment revenues by business management solution and the variance thereof.

	Three months ended March 31,
(in thousands)	2007	2008	Variance $	Variance %

Hardlines and Lumber Revenues:
Systems	$25,803	$17,170	$(8,633)	(33.5)%
Services	18,893	19,940	1,047	5.5%

Total Hardlines and Lumber Revenues	$44,696	$37,110	$(7,586)	(17.0)%

Wholesale Distribution Revenues:
Systems	$13,849	$19,649	$5,800	41.9%
Services	16,719	23,795	7,076	42.3%

Total Wholesale Distribution Revenues	$30,568	$43,444	$12,876	42.1%

Automotive Revenues:
Systems	$3,920	$4,238	$318	8.1%
Services	18,850	18,199	(651)	(3.5)%

Total Automotive Revenues	$22,770	$22,437	$(333)	(1.5)%

Other Revenues:
Systems	$3,503	$3,555	$52	1.5%
Services	1,538	1,546	8	0.5%

Total Other Revenues	$5,041	$5,101	$60	1.2%

Total Revenues:
Systems	$47,075	$44,612	$(2,463)	(5.2)%
Services	56,000	63,480	7,480	13.4%

Total Revenues	$103,075	$108,092	$5,017	4.9%

Revenues were $108.1 million for the three months ended March 31, 2008 as compared to $103.1 million for the three months ended March 31, 2007. The increase in revenues over the comparable year ago period primarily reflects increased sales in our systems and services revenues in Wholesale Distribution as a result of our acquisition of Eclipse in August 2007, partially offset by declines in systems revenues in Hardlines and Lumber and services revenues in Automotive.

•	Hardlines and Lumber Revenues. Hardlines and Lumber revenues decreased by $7.6 million, or 17.0%. The systems revenue decrease was attributed to a reduction in system sales, primarily as a result of one of our co-op partners substantially completing migrations from their legacy systems to Activant’s solution, and a softening of general economic conditions that has resulted in decreases in new store openings, and impacted our customer’s businesses, particularly in the residential housing construction market. These decreases in systems revenue were partially offset by systems revenue attributable to the Silk acquisition. The services revenue increase relates primarily to the Silk acquisition and an increase in the base business resulting from prior systems sales.

•	Wholesale Distribution Revenues. Wholesale Distribution revenues increased by $12.9 million, or 42.1%. The systems revenue increase was substantially attributable to the Eclipse acquisition. The services revenue increase was attributable to the Eclipse acquisition, as well as annual support price increases and increases in the support customer base.

•	Automotive Revenues. Automotive revenues decreased by $0.3 million, or 1.5%. The systems revenue increase was primarily driven by increased volume of systems in both the US and Europe. The services revenue decreased as a result of planned attrition of a major customer, General Parts Inc.

•	Other Revenues. Other revenues were similar to the comparable year ago period.
Total cost of revenues and gross margins as a percentage of revenues.
The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues.

	Three months ended March 31,
(in thousands)	2007	2008	Variance
Cost of systems revenues	$24,630	$25,069	$439
Systems gross margins	47.7%	43.8%

Cost of services revenues	$19,975	$23,073	$3,098
Services gross margins	64.3%	63.7%

Total cost of revenues	$44,605	$48,142	$3,537
Total gross margins	56.7%	55.5%
Cost of Systems Revenues and Systems Gross Margins
Cost of systems revenues consists primarily of direct costs of software duplication, our logistics organization, cost of hardware, salary costs of professional services and installation headcount, royalty payments, and allocations of overhead expenses, including facility and IT costs.
Cost of systems revenues increased by $0.4 million primarily from $2.6 million in costs attributable to Eclipse and Silk Systems revenues, partially offset by lower systems revenues in Hardlines and Lumber. System gross margins decreased by 3.9 percentage points in the three months ended March 31, 2008 from the comparable period in 2007. The decrease is attributable to the general economic conditions in the Hardlines and Lumber market causing reductions in the base-business system sales volume and the associated impact of fixed costs on the lower revenue base, as well as reductions in average selling prices. Additionally, mix changes in the Wholesale Distribution Market adversely affected the systems gross margin.
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
Cost of services revenues increased by $3.1 million from higher services revenues. The increase is substantially attributable to costs associated with the acquisition of Eclipse and Silk Systems. Services gross margins decreased by 0.6 percentage points in the three months ended March 31, 2008 from the comparable period in 2007, primarily due to the loss of a major catalog customer in the Automotive market.

Total Operating Expenses. The following table sets forth, for the periods indicated, operating expenses and the variance thereof.

	Three months ended March 31,
(in thousands)	2007	2008	Variance $	Variance %

Sales and Marketing Expense	$16,208	$16,102	$(106)	(0.7)%
Product Development Expense	10,127	11,012	885	8.7%
General and Administrative Expense	7,815	9,123	1,308	16.7%
Depreciation and Amortization	7,279	9,326	2,047	28.1%
Acquisition-related costs	—	407	407	—
Restructuring costs	—	322	322	—

Total Operating Expenses	$41,429	$46,292	$4,863	11.7%

Total operating expenses increased by $4.9 million, or 11.7%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase was primarily a result of $2.0 million higher depreciation and amortization, higher general and administrative expenses, and $2.5 million of sales and marketing and product development expenses related to the acquisition of Eclipse and Silk Systems, partially offset by overall lower sales and marketing and product development expenses.
•	Sales and Marketing Expense. Sales and marketing expense consist primarily of salaries and commissions for our sales forces, share-based payment expense, marketing expenses and an allocation of overhead expenses including facilities and IT costs. Sales and marketing expenses decreased by $0.1 million, or 0.7%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The decrease was primarily a result of lower bonus and commission expense and $0.3 million lower bad debt expense, which was partially offset by $0.8 million of expenses related to Silk Systems and Eclipse.

•	Product Development Expense. Product development expense consists primarily of salaries, share-based payment expense, outside services and an allocation of overhead expenses, including facilities and IT costs. Product development expense increased by $0.9 million, or 8.7%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase is primarily due to $1.7 million of expenses related to Silk Systems and Eclipse, partially offset by $0.3 million higher capitalization of software development costs and $0.2 million lower third-party service costs.

•	General and Administrative Expense. General and administrative expense primarily consists of salaries and bonuses; share-based payment expense; facility costs; finance, human resource and legal services; IT support and telecommunication costs. General and administrative expenses increased by $1.3 million, or 16.7%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase is primarily due to $1.3 million of costs related to strategic initiatives, $0.6 million higher facility and telecom costs primarily related to the Eclipse and Silk Systems acquisitions, and $0.6 of accounting and legal costs. This increase was partially offset by $0.6 million higher IT and facilities allocations to our segments, $0.3 million lower bonus expense, and $0.3 million lower share-based compensation expense.

•	Depreciation and Amortization. Depreciation and amortization expense consists of depreciation on our fixed assets and amortization of our purchased intangible assets. We do not allocate depreciation and amortization to our segments. Depreciation and amortization expense was $9.3 million for the three months ended March 31, 2008 compared to $7.3 million for the three months ended March 31, 2007. The increase resulted primarily from the amortization of the additional $38.6 million of intangible assets associated with the acquisitions of Silk Systems and Eclipse.

•	Acquisition Related Costs. Acquisition related costs for the three months ended March 31, 2008 were $0.4 million, which primarily included consulting fees and other professional services incurred in connection with systems integration activities at our acquired companies.

•	Restructuring Costs. During the three months ended March 31, 2008, our management also approved a restructuring plan for eliminating certain additional positions with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams. In accordance with SFAS 146, we recorded a charge of approximately $0.2 million related to this workforce reduction. All payments related to this action were paid by March 31, 2008.

•	Interest Expense. Interest expense for the three months ended March 31, 2008 was $14.2 million compared to $11.7 million for the three months ended March 31, 2007, an increase of $2.5 million, or 21.4%. The increase is primarily a result of additional borrowings of $95.0 million to fund the acquisition of Eclipse in August 2007, partially offset by the repayment of $25.0 million in principal amount of term loans during our 2007 fiscal year.

•	Other Income. Other income consisted primarily of interest income and foreign currency gains, partially offset by losses on marketable securities.

•	Provision for Income Taxes. We recognized an income tax expense of $42 thousand for the three months ended March 31, 2008 compared to an income tax expense of $2.4 million or 44.4% of pre-tax income in the comparable period in 2007.
Segment Information
A description of our systems and services as well as selected financial data for each segment can be found in Note 8 to the Consolidated Financial Statements. Future changes to our organizational structure or business, such as the recent change to vertical segments from product segments, may result in changes to our reportable segments disclosed. The discussions below include the results of each of our segments for the three months ended March 31, 2008 and 2007.
Because these segments reflect the manner in which management reviews our business, they necessarily involve judgments that management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect technologies and applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments. Recent events, including changes in senior management, may affect the manner in which we present segments in the future.
Contribution Margin
Segment contribution margin is a non-GAAP financial measure that includes all segment revenues less the related cost of sales, direct marketing, sales expense and product development expenses. A significant portion of each segment’s expenses arises from shared services and centrally managed infrastructure support costs that we allocate to the segments to determine segment contribution margin. These expenses primarily include IT services, facilities and telecommunications costs. We use contribution margin, in part, to evaluate the performance of, and to allocate resources to, each of the segments. Certain costs and operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include marketing costs other than direct marketing, general and administrative costs, such as legal and finance, share-based payment expense, acquisition-related costs, depreciation and amortization of purchased intangible assets, restructuring costs, interest expense and other income.

	Three months ended March 31,
(in thousands)	2007	2008	Variance $	Variance %

Hardlines and Lumber	$12,680	$7,796	$(4,884)	(38.5)%
Wholesale Distribution	11,040	16,824	5,784	52.4%
Automotive	8,400	8,027	(373)	(4.4)%
Other	1,022	896	(126)	(12.3)%

Total Contribution Margin	$33,142	$33,543	$401	1.2%

There are significant judgments management makes with respect to the direct and indirect allocation of costs that may affect the calculation of contribution margins. While management believes these and other related judgments are reasonable and appropriate, others could assess such matters in ways different than our company’s management.
The exclusion of costs not considered directly allocable to individual business segments results in contribution margin not taking into account substantial costs of doing business. We use contribution margin, in part, to evaluate the performance of, and allocate resources to, each of the segments. While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, net income, cash flow and other measures of financial performance prepared in accordance with GAAP that are otherwise presented in our financial statements. In addition, our calculation of contribution margin may be different from the calculation used by other companies and, therefore, comparability may be affected.

Factors affecting Hardlines and Lumber contribution margin for the three months ended March 31, 2008.
The contribution margin for Hardlines and Lumber decreased by $4.9 million, primarily from lower system revenues of $8.6 million. The systems revenue decrease was attributed to a reduction in system sales, as a result of one of our co-op partners substantially completing migrations from their legacy systems to Activant’s solution, and a softening of general economic conditions that has resulted in decreases in new store openings, and impacted our customer’s businesses, particularly in the residential housing construction market. These decreases in systems revenue were partially offset by systems revenue attributable to the Silk acquisition. The services revenue increase relates primarily to the Silk acquisition and an increase in the base business resulting from prior systems sales.
Factors affecting Wholesale Distribution contribution margin for the three months ended March 31, 2008.
The $5.8 million increase in contribution margin for Wholesale Distribution is primarily a result of the acquisition of Eclipse as well as annual support price increases and an increase in the support customer base.
Factors affecting Automotive contribution margin for the three months ended March 31, 2008.
The $0.4 million decrease in contribution margin for Automotive was primarily due to the planned attrition of a major customer, General Parts, Inc., higher bad debt expense and increased salary costs to address our system implementation backlog.
Factors affecting Other contribution margin for the three months ended March 31, 2008.
The contribution margin for Other decreased by $0.1 million.

Six months ended March 31, 2008 compared to six months ended March 31, 2007
Revenues. We derive our revenues primarily from customers that operate in three business segments — Hardlines and Lumber, Wholesale Distribution and Automotive. Our Hardlines and Lumber, Wholesale Distribution and Automotive segments accounted for 35%, 40% and 20%, respectively, of our revenues during the six months ended March 31, 2008. This compares to the six months ended March 31, 2007, where our Hardlines and Lumber, Wholesale Distribution and Automotive segments accounted for 43%, 30% and 22%, respectively, of our revenues. See Note 8 of Notes to Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues and contribution margin.
The following table sets forth, for the periods indicated, our segment revenues by business management solution and the variance thereof.

	Six Months Ended March 31,
(in thousands)	2007	2008	Variance $	Variance %

Hardlines and Lumber Revenues:
Systems	$48,506	$36,847	$(11,659)	(24.0)%
Services	37,432	40,053	2,621	7.0%

Total Hardlines and Lumber Revenues	$85,938	$76,900	$(9,038)	(10.5)%

Wholesale Distribution Revenues:
Systems	$27,112	$39,034	$11,922	44.0%
Services	33,598	46,850	13,252	39.4%

Total Wholesale Distribution Revenues	$60,710	$85,884	$25,174	41.5%

Automotive Revenues:
Systems	$7,656	$7,749	$93	1.2%
Services	37,661	36,473	(1,188)	(3.2)%

Total Automotive Revenues	$45,317	$44,222	$(1,095)	(2.4)%

Other Revenues:
Systems	$6,010	$6,899	$889	14.8%
Services	3,331	3,097	(234)	(7.1)%

Total Other Revenues	$9,341	$9,996	$655	7.0%

Total Revenues:
Systems	$89,284	$90,529	$1,245	1.4%
Services	112,022	126,473	14,451	12.9%

Total Revenues	$201,306	$217,002	$15,696	7.8%

Revenues were $217.0 million for the six months ended March 31, 2008 as compared to $201.3 million for the six months ended March 31, 2007. The increase in revenues over the comparable year ago period primarily reflects increased sales in our systems and services revenues in Wholesale Distribution as a result of our acquisition of Eclipse in August 2007, partially offset by declines in systems revenues in Hardlines and Lumber and services revenues in Automotive.
•	Hardlines and Lumber Revenues. Hardlines and Lumber revenues decreased by $9.0 million, or 10.5%. The decrease in systems revenue was attributable to a reduction in system sales as a result of one of our co-op partners substantially completing migrations from their legacy systems to Activant’s solution, and a softening of general economic conditions that has resulted in decreases in new store openings, and impacted our customer’s businesses, particularly in the residential housing construction market. These decreases in systems revenue were partially offset by systems revenue attributable to the Silk acquisition. The services revenue increase relates primarily to the Silk acquisition and an increase in the base business resulting from prior systems sales.

•	Wholesale Distribution Revenues. Wholesale Distribution revenues increased by $25.2 million, or 41.5%. The increase in systems revenue was substantially attributable to the Eclipse acquisition, which was partially offset by reductions in the base-business system sales. The increase in services revenue was attributable to the Eclipse acquisition, as well as annual support price increases and increases to the support customer base.

•	Automotive Revenues. Automotive revenues decreased by $1.1 million, or 2.4%. The systems revenue increase was primarily driven by increased volume of systems in both the US and Europe. The services revenue decreased as a result of planned attrition of a major customer, General Parts Inc.

•	Other Revenues. Other revenues increased by $0.7 million, or 7.0%, primarily due to increased systems revenues from our productivity tools business.
Total cost of revenues and gross margins as a percentage of revenues.
The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues.

	Six months ended March 31,
(dollars in thousands)	2007	2008	Variance
Cost of systems revenues	$47,282	$51,219	$3,937
Systems gross margins	47.0%	43.4%

Cost of services revenues	$39,979	$45,888	$5,909
Services gross margins	64.3%	63.7%

Total cost of revenues	$87,261	$97,107	$9,846
Total gross margins	56.7%	55.3%
Cost of Systems Revenues and Systems Gross Margins.
Cost of systems revenues consists primarily of direct costs of software duplication, our logistics organization, cost of hardware, salary costs of professional services and installation headcount, royalty payments, and allocations of overhead expenses, including facility and IT costs.
Cost of systems revenues increased by $3.9 million primarily from $5.6 million in costs attributable to Eclipse and Silk Systems revenues, partially offset by lower revenues, primarily in Hardlines and Lumber. System gross margins decreased by 3.6 percentage points in the six months ended March 31, 2008 from the comparable period in 2007. The decrease is attributable to the general economic conditions in the Hardlines and Lumber market causing reductions in the base-business system sales volume and the associated impact of fixed costs on the lower revenue base, as well as reductions in average selling prices. Additionally, mix changes in the Wholesale Distribution adversely affected the systems gross margin.
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
Cost of services revenues increased by $5.9 million primarily from $4.6 million in costs attributable to the acquisition of Eclipse and Silk Systems revenues and from duplicative labor costs as we transition certain functions to third-party providers. Services gross margins decreased by 0.6 percentage points in the six months ended March 31, 2008 from the comparable period in 2007 primarily due to the planned attrition of a major customer, General Parts, Inc. in the Automotive market.

Total Operating Expenses. The following table sets forth, for the periods indicated, operating expenses and the variance thereof.

	Six Months Ended March 31,
(in thousands)	2007	2008	Variance $	Variance %

Sales and Marketing Expense	$32,730	$32,527	$(203)	(0.6)%
Product Development Expense	20,335	23,136	2,801	13.8%
General and Administrative Expense	14,346	17,274	2,928	20.4%
Depreciation and Amortization	14,337	17,921	3,584	25.0%
Acquisition-related costs	—	658	658	—
Restructuring costs	287	490	203	70.7%

Total Operating Expenses	$82,035	$92,006	$9,971	12.2%

Total operating expenses increased by $10.0 million, or 12.2%, for the six months ended March 31, 2008 compared to the six months ended March 31, 2007. The increase was primarily a result of $3.6 million higher depreciation and amortization, higher general and administrative expenses, and $5.9 million of sales and marketing and product development expenses related to the acquisition of Silk Systems and Eclipse, partially offset by a general reduction in sales and marketing and product development costs.
•	Sales and Marketing Expense. Sales and marketing expense consist primarily of salaries and commissions for our sales forces, share-based payment expense, marketing expenses and an allocation of overhead expenses including facilities and IT costs. Sales and marketing expenses decreased by $0.2 million, or 0.6%, for the six months ended March 31, 2008 compared to the six months ended March 31, 2007. The decrease was primarily a result of lower bonus and commission expense and $1.1 million lower bad debt expense, partially offset by $2.0 million of expenses related to Silk Systems and Eclipse.

•	Product Development Expense. Product development expense consists primarily of salaries, share-based payment expense, outside services and an allocation of overhead expenses, including facilities and IT costs. Product development expense increased by $2.8 million, or 13.8%, for the six months ended March 31, 2008 compared to the six months ended March 31, 2007. The increase is primarily due to $3.9 million of expenses related to Silk Systems and Eclipse, partially offset by $0.6 million higher capitalization of software development costs and $0.3 million lower third-party service costs.

•	General and Administrative Expense. General and administrative expense primarily consists of salaries and bonuses, share-based payment expense, facility costs, finance and legal services, IT support and telecommunication costs. General and administrative expenses increased by $2.9 million, or 20.4%, for the six months ended March 31, 2008 compared to the six months ended March 31, 2007. The increase is primarily due to $1.6 million of costs related to strategic initiatives, $1.2 million higher salary costs as we continue to build the management team, $1.0 million higher facility costs primarily related to the Eclipse and Silk Systems acquisitions, and $0.6 of merger and acquisition related costs associated. This increase was partially offset by $1.0 million increased allocations to segments and $0.8 million lower bonus expense.

•	Depreciation and Amortization. Depreciation and amortization expense consists of depreciation on our fixed assets and amortization of our purchased intangible assets. Depreciation and amortization expense is not allocated to our segments. Depreciation and amortization expense was $17.9 million for the six months ended March 31, 2008 compared to $14.3 million for the six months ended March 31, 2007. The increase resulted primarily from the amortization of the additional $38.6 million of intangible assets associated with the acquisitions of Silk Systems and Eclipse.

•	Acquisition-Related Costs. Acquisition-related costs for the six months ended March 31, 2008 were $0.7 million, which primarily included consulting fees and other professional services incurred in connection with systems integration activities at our acquired companies.

•	Restructuring Costs. Restructuring costs for the six months ended March 31, 2008 of $0.5 million primarily relate to closing costs of redundant facilities and severance costs related to a reduction in workforce and consolidation of administrative functions. Restructuring costs for the six months ended March 31, 2007 of $0.3 million primarily related to costs associated with moving the corporate headquarters to Livermore, California in 2006.

•	Interest Expense. Interest expense for the six months ended March 31, 2008 was $27.9 million compared to $23.9 million for the six months ended March 31, 2007, an increase of $4.0 million, or 16.7%. The increase is primarily a result of additional borrowings of $95.0 million to fund the acquisition of Eclipse in August 2007, partially offset by the repayment of $25.0 million in principal amount of term loans during our 2007 fiscal year.

•	Other Income. Other income consisted primarily of interest income and gains on foreign currency transactions, partially offset by losses on marketable securities.

•	Provision for Income Taxes. We recognized an income tax expense of approximately $0.6 million, or 50.8% of pre-tax income for the six months ended March 31, 2008 compared to an income tax expense of $3.6 million or 42.2% of pre-tax income in the comparable period in 2007. Then increase in the tax rate is due to the impact of permanent differences and state income taxes.
Segment Information
A description of our systems and services as well as selected financial data for each segment can be found in Note 8 to the Consolidated Financial Statements. Future changes to our organizational structure or business, such as the recent change to vertical segments from product segments, may result in changes to our reportable segments disclosed. The discussions below include the results of each of our segments for the six months ended March 31, 2008 and 2007.
Contribution Margin
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

	Six Months Ended March 31,
(in thousands)	2007	2008	Variance $	Variance %

Hardlines and Lumber	$23,299	$17,263	$(6,036)	(25.9)%
Wholesale Distribution	21,228	32,589	11,361	53.5%
Automotive	16,780	15,438	(1,342)	(8.0)%
Other	1,524	831	(693)	(45.5)%

Total Contribution Margin	$62,831	$66,121	$3,290	5.2%

Factors affecting Hardlines and Lumber contribution margin for the six months ended March 31, 2008.
The contribution margin for Hardlines and Lumber decreased by $6.0 million, primarily as a result of lower systems revenues of $11.7 million attributable to fewer system migrations of a major customer, decreases in new store openings and the general economic conditions in the residential housing and construction market, as well as reductions in average selling prices. This decrease was partially offset by $2.6 million increase in service revenues, primarily as a result of the acquisition of Silk.
Factors affecting Wholesale Distribution contribution margin for the six months ended March 31, 2008.
The $11.4 million increase in contribution margin for Wholesale Distribution is primarily a result of the acquisition of Eclipse in August 2007, annual support price increases and increases to the support customer base, as well as lower sales and marketing costs, partially offset by lower gross margins in systems revenues.
Factors affecting Automotive contribution margin for the six months ended March 31, 2008.
The $1.3 million decrease in contribution margin for Automotive was primarily due to the planned attrition of a major catalog customer, General Parts, Inc., and increased salary costs in implementation services and in information services, partially offset by an increase in system sales.
Factors affecting Other contribution margin for the six months ended March 31, 2008.
The $0.7 million decrease in contribution margin for Other was primarily a result of lower gross margins in systems revenues.

Liquidity and Capital Resources
Overview
Our principal liquidity requirements are for debt service, capital expenditures and working capital.
Our ability to service our indebtedness will depend on our ability to generate cash in the future. For the six months ended March 31, 2008, our net cash provided by operating activities was $23.6 million, which included depreciation and amortization expenses of $19.1 million and non-cash share-based payment expense of $1.8 million.
Our cash and cash equivalents balance at March 31, 2008 was $50.2 million. As of March 31, 2008, we had $632.5 million in outstanding indebtedness comprised primarily of $437.5 million aggregate principal amount of a senior secured term loan (including an incremental term loan) pursuant to our senior secured credit agreement, $175.0 million aggregate principal amount of senior subordinated notes due 2016, and $20.0 million aggregate principal amount of loans pursuant to our revolving credit facility.
On May 2, 2006, in connection with the consummation of the transactions, we entered into a senior secured credit agreement. The senior secured credit agreement provides for (i) a seven-year term loan in the amount of $390.0 million, amortized at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after May 2, 2006, with the balance paid on May 2, 2013 and (ii) a five-year revolving credit facility that permits loans in an aggregate amount of up to $40.0 million, which includes a $5.0 million letter of credit facility and a swing line facility. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, which occurs on May 2, 2011. During the year ended September 30, 2007, we repaid $25.0 million in principal towards the $390.0 million term loan, which reduced the future unamortized principal payments due per the amortization schedule. In addition, subject to certain terms and conditions, the senior secured credit agreement provides for one or more uncommitted incremental term loan and/or revolving credit facilities in an aggregate amount not to exceed $75.0 million. Proceeds of the term loan on the initial borrowing date were used to partially finance the mergers, to refinance certain of our indebtedness and to pay fees and expenses incurred in connection with the mergers and the related financings and transactions. In August 2007, we borrowed the $75.0 million incremental term loan, which matures on May 2, 2013, as well as $20.0 million of the revolving credit facility. These amounts were used to partially finance the acquisition of Eclipse.
The borrowings under the senior secured credit agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank Trust Company Americas, and (2) the federal funds rate plus 1/2 of 1%; or (b) a reserve adjusted Eurodollar rate on deposits for periods of one-, two-, three-, or six-months (or, to the extent agreed to by each applicable lender, nine- or twelve-months or less than one month). The initial applicable margin for borrowings is:
•	under the revolving credit facility, 1.25% with respect to base rate borrowings and 2.25% with respect to Eurodollar rate borrowings, which may be reduced subject to our attainment of certain leverage ratios;
•	under the term loan, 1.00% with respect to base rate borrowings and 2.00% with respect to Eurodollar rate borrowings; and
•	under the incremental term loan, 1.5% with respect to base rate borrowings and 2.50% with respect to Eurodollar rate borrowings.
In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios, none of which had been obtained as of March 31, 2008. We must also pay customary letter of credit fees for issued and outstanding letters of credit.
On April 27, 2006, we issued $175.0 million aggregate principal amount of 9 1/2% senior subordinated notes due May 2, 2016. Each of our domestic subsidiaries, as primary obligors and not as sureties, jointly and severally, irrevocably and unconditionally guaranteed, on an unsecured senior subordinated basis, the performance and full and punctual payment when due, whether at maturity, by acceleration or otherwise, of all of our obligations under the indenture and the notes. The notes are our unsecured senior subordinated obligations and are subordinated in right of payment to all of our existing and future senior indebtedness (including the senior secured credit agreement), are effectively subordinated to all of our secured indebtedness (including the senior secured credit agreement) and are senior in right of payment to all of our existing and future subordinated indebtedness.
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
Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007
Our net cash provided by operating activities for the six months ended March 31, 2008 and March 31, 2007 was $23.6 million and $13.0 million, respectively. The increase in cash flow provided by operating activities for the six months ended March 31, 2008 compared to the six months ended March 31, 2007 was primarily due to changes in operating assets and liabilities compared to the prior period, primarily in the accounts receivable and accrued expenses and other liabilities balances partially offset by lower net income and a change in deferred income taxes.
Our investing activities used net cash of $6.3 million during the six months ended March 31, 2008 and $4.9 million during the six months ended March 31, 2007. The $1.4 million increase in cash used for investing activities was primarily generated from a $0.7 million increase in capitalized computer software and databases costs during the six months ended March 31, 2008 and a $0.7 million purchase price adjustment during the six months ended March 31, 2007 related to a final settlement on a previous acquisition. We purchased property and equipment of $3.1 million for the six months ended March 31, 2008 and 2007.
Our financing activities used cash of $0.5 million and $28.1 million for the six months ended March 31, 2008 and 2007, respectively. The decrease in cash used in financing activities for the six months ended March 31, 2008 compared to the six months ended March 31, 2007 was primarily due to a prepayment of $25.0 million in principal of our senior secured term loan in the prior period.
We and our subsidiaries, affiliates or significant shareholders may from time to time, in our sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt or equity securities (including any publicly issued debt), in privately negotiated or open market transactions, by tender offer or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
At March 31, 2008, we had outstanding $437.5 million aggregate principal amount of term loans due 2013, $175.0 million of senior subordinated notes due 2016 and $20.0 million borrowings under our revolving credit facility due 2011. The loans and the revolving credit facility bear interest at floating rates. In May 2006, we entered into four interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations and to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2007, one of the interest rate swaps with a notional amount of $25.0 million matured. Giving effect to the interest rate swap, a 0.25% increase in floating rates would increase our interest expense by $0.6 million annually. See Note 4 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.
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
We monitor our foreign currency exposure and, from time to time, will attempt to reduce our exposure through hedging. At March 31, 2008, we had no foreign currency contracts outstanding.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that information required to be disclosed by us in the reports that we file with or submit to the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file with or submit to the SEC is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on the evaluation of our disclosure controls and procedures as described above, our CEO and CFO have concluded that as of March 31, 2008 our disclosure controls and procedures were effective.
Internal controls over financial reporting
During our fiscal quarter ended March 31, 2008, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Limitations on Effectiveness of Controls
Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurances that the objectives of the control system are met. The design of a control system reflects resource constraints, and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, have been or will be detected.

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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
On May 1, 2008, Iain W. Paterson, Jr. joined us as Senior Vice President of Human Resources. In connection with Mr. Paterson’s employment, Mr. Paterson signed our form of indemnification agreement on May 11, 2008. The principal terms and provisions of the indemnification agreement have previously been disclosed in our Current Report on Form 8-K, filed with the Securities Exchange Commission, on March 8, 2007, or the Current Report. The form of indemnification agreement was also filed as Exhibit 10.1 to the Current Report.
Item 6. Exhibits.
The exhibits to this report are as follows:

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

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of May 2008.

ACTIVANT SOLUTIONS INC.
By:	/s/ KATHLEEN M. CRUSCO
Kathleen M. Crusco
Senior Vice President and Chief Financial Officer (Principal Financial and Duly Authorized Officer)