Form 10-Q
period 2008-06-30
ACTIVANT SOLUTIONS INC /DE/
filed 2008-08-11
CIK 1059103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 333-49389
Activant Solutions Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2160013 (I.R.S. Employer Identification No.)

7683 Southfront Road Livermore, CA (Address of principal executive offices)	94551 (Zip Code)
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
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 6, 2008

Common Stock, par value $0.01 per share	10 shares

ACTIVANT SOLUTIONS INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

FORWARD-LOOKING STATEMENTS
This report on Form 10-Q includes forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, these forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Some of the risks and uncertainties that could cause actual results to differ from our expectations are:
•	failure to anticipate or respond to our customers’ needs and requirements;

•	failure of our proprietary technology to support our customers’ future needs or it becoming obsolete;

•	failure to develop new relationships and maintain existing relationships with key industry participants and/or key customers and/or loss of significant customer revenues;

•	loss of recurring subscription service revenues;

•	transition of certain of our senior management personnel and the failure to attract, retain and integrate qualified management personnel;

•	failure of our Activant Eagle and Vision products to gain acceptance within the automotive parts aftermarket;

•	our substantial indebtedness and our ability to incur additional indebtedness;

•	certain covenants in our debt documents;

•	costs and difficulties of integrating acquisitions, including our acquisitions of Silk Systems and Intuit’s distribution software management division;

•	possible future impairment charges, depending upon the financial results of our business, in view of the fact that a significant portion of our total assets consist of goodwill and other intangible assets;

•	changes in the manner or basis on which we receive third-party information used to maintain our electronic automotive parts and applications catalog;

•	failure by certain of our existing customers to upgrade to our current generation of systems;

•	failure to effectively compete;

•	substantial fluctuations in, or failure to maintain current systems sales levels or one-time sales of software licenses and hardware;

•	consolidation trends among our customers and consolidation trends in the market segments in which we operate;

•	failure to adequately protect our proprietary rights and intellectual property or limitations on the availability of legal or technical means of effecting such protection;

•	claims by third parties that we are infringing on their proprietary rights or other adverse claims;

•	defects or errors in our software or information services;

•	interruptions of our connectivity applications or catastrophic failure of our data center, telecommunications or information technology infrastructure;

•	claims for damages against us in the event of a failure of our customers’ systems;

•	our ability to assume additional debt on favorable terms, if at all;

•	prolonged unfavorable general economic and market conditions, especially in the retail, residential housing market and the lumber industry;

•	differing interests of debt security holders and our controlling stockholders or investors; and

•	the other factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2007 and elsewhere in this report.
Given these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements included in this report. The forward-looking statements included in this document are made only as of the date hereof. Except as required by law, we do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
ACTIVANT SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	June 30,
(in thousands, except share data)	2007	2008
ASSETS:
Current assets:
Cash and cash equivalents	$33,379	$59,225
Trade accounts receivable, net of allowance for doubtful accounts of $7,765 and $6,466 at September 30, 2007 and June 30, 2008, respectively	58,213	46,222
Inventories, net	5,359	4,966
Deferred income taxes	8,622	10,655
Income taxes receivable	2,681	2,813
Prepaid expenses and other current assets	5,736	6,482

Total current assets	113,990	130,363

Property and equipment, net	10,074	9,634
Intangible assets, net	235,566	223,471
Goodwill	672,206	666,672
Deferred financing costs	15,501	13,758
Other assets	4,341	1,881

Total assets	$1,051,678	$1,045,779

LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$18,401	$14,315
Payroll related accruals	15,974	16,885
Deferred revenue	29,671	31,985
Current portion of long-term debt	750	750
Accrued expenses and other current liabilities	21,618	22,777

Total current liabilities	86,414	86,712

Long-term debt, net of discount	632,113	631,550
Deferred tax liabilities	67,072	59,374
Other liabilities	9,885	11,785

Total liabilities	795,484	789,421

Commitments and contingencies	—	—

Common Stock:
Par value $0.01, authorized 1,000 shares, 10 shares issued and outstanding, at September 30, 2007 and June 30, 2008	—	—
Additional paid-in capital	250,893	253,159
Retained earnings	8,003	9,099
Other accumulated comprehensive income (loss):
Unrealized loss on cash flow hedges	(2,891)	(5,577)
Cumulative translation adjustment	189	(323)

Total stockholder’s equity	256,194	256,358

Total liabilities and stockholder’s equity	$1,051,678	$1,045,779

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2007	2008	2007	2008
Revenues:
Systems	$43,686	$40,440	$132,970	$130,969
Services	56,563	63,283	168,585	189,756

Total revenues	100,249	103,723	301,555	320,725

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems (1)	24,646	22,220	71,928	73,439
Services (1)	20,771	22,531	60,749	68,419

Total cost of revenues	45,417	44,751	132,677	141,858

Gross profit	54,832	58,972	168,878	178,867

Operating expenses:
Sales and marketing (1)	14,939	15,356	47,669	47,883
Product development (1)	10,848	10,774	31,183	33,910
General and administrative (1)	7,673	8,906	22,019	26,180
Depreciation and amortization	7,448	9,640	21,785	27,561
Acquisition related costs	72	264	72	922
Restructuring costs	276	1,636	563	2,126

Total operating expenses	41,256	46,576	123,291	138,582

Operating income	13,576	12,396	45,587	40,285

Interest expense	(11,774)	(11,800)	(35,644)	(39,672)
Other income, net	327	469	786	1,542

Income before income taxes	2,129	1,065	10,729	2,155
Income tax expense	783	236	4,414	790

Net income	$1,346	$829	$6,315	$1,365

Comprehensive income (loss):
Net income	$1,346	$829	$6,315	$1,365
Unrealized gain (loss) on cash flow hedges	2,042	3,966	1,793	(2,686)
Foreign currency translation adjustment	18	(292)	87	(512)

Comprehensive income (loss)	$3,406	$4,503	$8,195	$(1,833)

(1) Includes share-based payment expense as follows:
Cost of revenues
Systems	$11	$6	$35	$22
Services	88	32	289	173
Operating expenses
Sales and marketing	252	194	837	612
Product development	97	71	320	215
General and administrative	632	204	1,812	1,257

Total	$1,080	$507	$3,293	$2,279

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
(in thousands)	2007	2008
Operating activities:
Net income	$6,315	$1,365
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based payment expense	3,293	2,279
Depreciation	4,489	4,554
Amortization of intangible assets	17,296	23,007
Amortization of deferred financing costs	1,586	1,860
Provision for doubtful accounts	2,970	2,418
Deferred income taxes, net	(8,386)	(9,731)
Other, net	1,697	(512)
Changes in assets and liabilities:
Trade accounts receivable	3,963	9,573
Inventories	(1,371)	393
Prepaid expenses and other assets	8,972	1,582
Accounts payable	(515)	(4,086)
Deferred revenue	(4,012)	2,314
Accrued expenses and other liabilities	(4,260)	549

Net cash provided by operating activities	32,037	35,565

Investing activities:
Business acquisitions	(6,502)	—
Purchase of property and equipment	(4,989)	(4,114)
Capitalized computer software costs and databases	(3,987)	(4,912)
Purchase price adjustments	700	—

Net cash used in investing activities	(14,778)	(9,026)

Financing activities:
Repurchase of common stock	—	(13)
Payment on long-term debt	(27,000)	(563)
Debt issuance costs	(1,077)	(117)

Net cash used in financing activities	(28,077)	(693)

Net change in cash and cash equivalents	(10,818)	25,846
Cash and cash equivalents, beginning of period	36,383	33,379

Cash and cash equivalents, end of period	$25,565	$59,225

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$38,097	$41,089
Cash paid during the period for income taxes (net of receipts)	$9,993	$6,952
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)
1. BASIS OF PRESENTATION
On May 2, 2006, Activant Group Inc. (formerly known as Lone Star Holding Corp. or Activant Group, Lone Star Merger Corp, and Activant Solutions Holdings Inc., or Holdings (the “Predecessor Company”), consummated a merger, whereupon Holdings became wholly owned by Activant Group, which is wholly owned by investment funds affiliated with Hellman & Friedman LLC, Thoma Cressey Bravo, Inc. and JMI Equity and certain members of our management. Following the merger, on May 2, 2006, Holdings merged with and into Activant Solutions Inc., with Activant Solutions Inc. (the “Company”) continuing as the surviving corporation and wholly owned subsidiary of Activant Group. These mergers are referred to as the “mergers” and the transactions related to the mergers are referred to collectively as the “transactions.” The transaction was treated as a purchase and thus the assets and liabilities were recorded at their fair value as of the closing date. Activant Group was incorporated on March 7, 2006 for the purpose of acquiring Holdings and did not have any operations prior to May 2, 2006 other than in connection with the Holdings acquisition.
Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While our management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2008, actual results may differ from these estimates and operating results for the three and nine months ended June 30, 2008 are not necessarily indicative of the results that may be achieved for the year ending September 30, 2008. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2007. Certain reclassifications have been made to prior period presentation to conform to current period presentation.
We allocate certain infrastructure costs such as facilities, information technology (“IT”) support, and telecommunications expense in determining segment contribution margin. Effective October 1, 2007, we reorganized our management and business structure along vertical markets and, accordingly, we revised the methodology for determining the value of those infrastructure services provided to each segment. As a result, $2.2 million and $6.9 million of costs previously reported as general and administrative expenses have been reclassified for the three and nine months ended June 30, 2007, respectively, in the accompanying condensed consolidated statement of operations. Additional disclosures associated with this reorganization and changes in segment reporting are included in Note 7 and 8, respectively. For comparative purposes, information on corporate allocations for the three and nine months ended June 30, 2007 is as follows:

	Three Months Ended June 30, 2007			Nine Months Ended June 30, 2007
	as previously			as previously
(in thousands)	reported	revised	change	reported	revised	change
Systems cost of revenues	$404	$952	$548	$1,212	$2,754	$1,542
Services cost of revenues	1,038	1,512	474	3,114	4,682	1,568
Sales and marketing expense	468	946	478	1,404	2,950	1,546
Product development expense	217	966	749	651	2,918	2,267
General and administrative expense	(2,127)	(4,376)	(2,249)	(6,381)	(13,304)	(6,923)

Net allocations	$—	$—	$—	$—	$—	$—

2. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. FASB No. 162 is intended to improve financial reporting by moving from the American Institute of Certified Public Accountants framework to a FASB framework that applies equally to preparers as well as auditors. This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The FASB does not expect that this statement will result in a change to current practice.
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Lives of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is intended to improve the consistency between the factors used to determine the useful lives of intangible assets. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2010. We are currently in the process of evaluating the impact FSP No. 142-3 will have on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS No. 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We are currently in the process of evaluating the impact SFAS No. 161 will have on our consolidated financial statement disclosures.
In December 2007, FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) will significantly change current practices regarding business combinations. Among the more significant changes, SFAS No. 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and non-controlling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier application is not permitted. Accordingly, SFAS No. 141(R) will be applied by the Company to business combinations occurring on or after October 1, 2009.
In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement is effective for fiscal years beginning after November 15, 2007. Earlier application is permitted provided we also apply the provisions of SFAS No. 157, Fair Value Measurements. We are currently in the process of evaluating the impact SFAS No. 159 will have on our consolidated financial statements.
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
In June 2006, FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN No. 48 on October 1, 2007. See Note 5 for further information on the impact of this adoption.

3. ACQUISITIONS
Acquisitions have been recorded using the purchase method of accounting, and, accordingly, the results of operations are included in our consolidated results as of the date of each acquisition. We allocate the purchase price of our acquisitions to the tangible assets, liabilities and intangible assets acquired, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. In the nine months ended June 30, 2008, we decreased goodwill and increased intangible assets by $6.0 million, related to the final valuation of the Intuit Eclipse Distribution Management Solutions business (“Eclipse”) by independent third-party consultants. In addition in conjunction with the adoption of FIN No. 48 and the identification of additional pre-acquisition income tax liabilities, we recorded a net increase to goodwill of approximately $0.5 million for the nine months ended June 30, 2008.
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
Pro Forma Results
The results of operations include the results of Silk Systems commencing after May 31, 2007 and of Eclipse commencing after August 17, 2007. Accordingly, our results of operations for the three and nine months ended June 30, 2007 and 2008 are not directly comparable.
The following table presents the pro forma combined results of our operations with Silk Systems and Eclipse for the three and nine months ended June 30, 2007, assuming that the acquisitions had both occurred on the first day of the respective periods after giving effect to certain pro forma adjustments primarily related to the elimination of certain allocations, restructuring activities, amortization of acquired intangible assets and interest expense. These pro forma results are not necessarily indicative of what the actual consolidated results of operations would have been had the acquisition actually occurred on the first day of the respective period or of future results of operations of the consolidated entities.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2008	2007	2008
(in thousands)	(pro forma)	(actual)	(pro forma)	(actual)
Total revenues	$113,964	$103,723	$343,909	$320,725
Total cost of revenues	52,866	44,751	155,154	141,858

Gross profit	61,098	58,972	188,755	178,867
Total operating expenses	46,156	46,576	138,494	138,582

Operating income	14,942	12,396	50,261	40,285
Interest expense	(13,735)	(11,800)	(41,526)	(39,672)
Other income, net	540	469	1,133	1,542

Income before income taxes	1,747	1,065	9,868	2,155
Income tax expense	649	236	4,113	790

Net income	$1,098	$829	$5,755	$1,365

4. DEBT
Long-term debt consisted of the following:

	September 30,	June 30,
(in thousands)	2007	2008
Senior secured term loan due 2013	$437,863	$437,300
Senior subordinated notes due 2016	175,000	175,000
Revolving credit facility due 2011	20,000	20,000

Total debt	632,863	632,300
Current portion	(750)	(750)

Long-term debt	$632,113	$631,550

Senior Secured Credit Agreement
On May 2, 2006, in connection with the consummation of the mergers, we entered into a senior secured credit agreement. The senior secured credit agreement provides for (i) a seven-year term loan in the amount of $390.0 million, amortized at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after May 2, 2006, with the balance payable on May 2, 2013, and (ii) a five-year revolving credit facility that permits loans in an aggregate amount of up to $40.0 million, which includes a $5.0 million letter of credit facility and a swing line facility. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, on May 2, 2011. Proceeds of the term loan on the initial borrowing date were used to partially finance the mergers, to refinance certain of our indebtedness and to pay fees and expenses incurred in connection with the mergers and the related financings and transactions. During the year ended September 30, 2006, we repaid $2.0 million in principal towards the $390.0 million term loan per the amortization schedule. During the year ended September 30, 2007, we repaid $25.2 million in principal towards the $390.0 million term loan (which reduced the future unamortized principal payments due per the amortization schedule) and for the nine months ended June 30, 2008, we have repaid approximately $0.6 million in principal. In addition, subject to certain terms and conditions, the senior secured credit agreement provided for one or more uncommitted incremental term loan and/or revolving credit facilities in an aggregate amount not to exceed $75.0 million. In August 2007, we borrowed the $75.0 million incremental term loan, which matures on May 2, 2013, as well as $20.0 million of the revolving credit facility. These amounts were used to partially finance the acquisition of Eclipse.
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
In May 2006, we entered into four interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations and to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2007, one of the interest rate swaps with a notional amount of $25.0 million matured. As of June 30, 2008, we had outstanding interest rate swaps with a notional amount of $220.0 million. We believe any ineffectiveness of our interest rate swaps is immaterial.
In addition to paying interest on outstanding principal under the senior secured credit agreement, we will be required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios, none of which had been obtained as of June 30, 2008. We must also pay customary letter of credit fees for issued and outstanding letters of credit.
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
The terms of the senior secured credit agreement and the indenture governing the senior subordinated notes restrict certain activities by us, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets and transactions with affiliates. In addition, the senior secured credit agreement requires us to maintain a maximum total net leverage ratio and a minimum interest coverage ratio. The senior secured credit agreement and the indenture also contain certain customary affirmative covenants and events of default. At June 30, 2008, we were in compliance with all of the senior secured credit agreement’s and the indenture’s covenants.
5. INCOME TAXES
We recorded a provision for income tax expense before discrete items at an estimated annual effective tax rate of 45.1% for the nine months ended June 30, 2008, which was based on our anticipated results for the full fiscal year. The effective rate differed from the U.S. federal statutory rate primarily due to the impact of permanently non-deductible expenses, estimated changes in valuation allowances, and state income taxes. The provision for income tax was further adjusted by discrete period events such as adjustments to contingent tax reserves, changes in effective state rates, and reconciliations of income tax on prior period tax provisions to actual tax returns filed. The overall effective rate after discrete items was 22.2% and 36.6% for the three and nine months, respectively, ending June 30, 2008.
Effective October 1, 2007, we adopted FIN No. 48. As a result of implementing FIN No. 48, we recognized an increase of $2.1 million in the liability for unrecognized tax benefits which was recorded primarily as adjustments of $1.5 million to goodwill and $0.3 million to the opening balance of retained earnings.
Our balance sheet included unrecognized tax benefits of approximately $8.0 million as of October 1, 2007 and $7.8 million as of June 30, 2008. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0.9 million as of October 1, 2007 and June 30, 2008.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of October 1, 2007 and June 30, 2008 the balance of accrued interest and penalties was approximately $0.4 million and $0.5 million, respectively.
At the date of FIN No. 48 adoption, we believed it was reasonably possible that total unrecognized tax benefits would decrease by approximately $0.3 million within twelve months due to the expiration of statute of limitations. As of June 30, 2008, we believe it is reasonably possible that total unrecognized tax benefits will approximately decrease by an additional $3.5 million within the following twelve months due to the expected settlement of United States and Canadian tax examinations. The adjustments will primarily be recorded as adjustments to goodwill.
The tax years 2002 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject. We are currently under U.S. federal examination for the 2002 through 2007 tax years and under a Canadian limited scope examination relating to research credits for the 2005 and 2006 tax periods.
6. STOCK OPTION PLANS
Activant Solutions Inc.
During 2006, Activant Group adopted the Activant Group Inc. 2006 Stock Incentive Plan (the “2006 Option Plan”), which as of June 30, 2008 had 7,961,958 shares of Activant Group common stock reserved for issuances pursuant to existing and future awards thereunder. The exercise price of options granted under the 2006 Option Plan may not be less than the fair market value at the date of grant as determined in good faith by the board of directors of Activant Group from time to time. Options granted under the 2006 Option Plan vest in varying amounts over a period up to five years and expire ten years from the date of the grant.
The Company estimates the fair value of stock options using a Black-Scholes option pricing model that uses certain assumptions including expected term, expected volatility of the underlying stock, expected dividend pay-out rate and risk-free rate of return. The expected term was based on historical data and represents the period of time that stock options granted were expected to be outstanding. Due to the fact that the Activant Group common stock underlying the options is not publicly traded, the expected volatility was based on a comparable group of companies for the period. We do not intend to pay dividends on our common stock for the foreseeable future, and accordingly, used a dividend yield of zero. The risk-free rate for periods within the contractual life of the option was based on the Treasury Bill coupon rate for U.S Treasury securities in effect at the time of the grant with a maturity approximating the expected term. For the three and nine months ended June 30, 2008, we recorded share-based payment expense of approximately $0.5 million and $2.3 million, respectively, with a total income tax benefit recognized in the income statement of approximately $0.2 million and $0.9 million, respectively. For the three and nine months ended June 30, 2007, we recorded share-based payment expense of approximately $1.1 million and $3.3 million, respectively, with a total income tax benefit recognized in the income statement of approximately $0.5 million and $1.4 million, respectively
The fair value of each award granted from the 2006 Option Plan during the three and nine months ended June 30, 2007 and 2008 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2008	2007	2008
Expected term	6.66 years	6.66 years	6.66 years	6.66 years
Expected volatility	50.00%	50.00%	50.00%	50.00%
Expected dividends	0.00%	0.00%	0.00%	0.00%
Risk-free rate	4.77%	3.21%	4.68%	3.20%
The weighted average estimated fair value for options granted during the nine months ended June 30, 2007 and 2008 was $2.46 and $2.42 per share, respectively.
Information with respect to stock option activity for the nine months ended June 30, 2008 is as follows:

	2006 Option Plan
		Weighted
		Average Exercise
	Number of Shares	Price
Total options outstanding at September 30, 2007	6,759,073	$4.38
Options granted	875,250	4.53
Options forfeited	(802,600)	4.37
Options exercised	—	—

Total options outstanding at June 30, 2008	6,831,723	$4.40

Total options exercisable at June 30, 2008	2,306,528	$4.37
At June 30, 2008, there was approximately $9.8 million of total unrecognized shared-based payment expense related to unvested stock options which we expect to recognize as expense in future periods through fiscal year 2013.
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

Information on stock options for the six months ended June 30, 2008 under the Predecessor Company Plan is as follows:

Predecessor Company Plan
	Number of	Weighted Average
	Shares	Exercise Price
Total options outstanding at September 30, 2007	333,334	$1.00
Options granted	—	—
Options forfeited	—	—
Options exercised	—	—

Total options outstanding at June 30, 2008	333,334	$1.00

7. RESTRUCTURING COSTS
During fiscal year 2008, our management approved restructuring plans for eliminating certain employee positions associated with the integration of Eclipse and for eliminating certain additional employee positions with the intent to streamline and focus our operations and more properly align our cost structure with our projected future revenue streams. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, during the three and nine months ending June 30, 2008, we recorded approximately $1.6 million and $2.1 million, respectively, related to workforce reductions, comprised of severance and related benefits, and consolidation of facilities. All restructuring charges were recorded in “Restructuring Costs” in the condensed consolidated statements of operations.
Our restructuring liability at March 31, 2008 was approximately $0.2 million. During the three months ended June 30, 2008, approximately $0.1 million of accrued restructuring costs were paid out. As of June 30, 2008, our restructuring liability was approximately $0.8 million and such amount is anticipated to be paid prior to December 31, 2008.
8. SEGMENT REPORTING
We are a provider of business management solutions serving small and medium-sized retail and wholesale distribution businesses. With over 25 years of operating history, we have developed substantial expertise in serving businesses with complex distribution requirements in three primary vertical markets: hardlines and lumber, wholesale distribution and automotive, which are considered our segments for reporting purposes. The segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We previously considered our segments along product lines. Effective October 1, 2007, we reorganized our management and business structure along vertical markets and, accordingly, we have changed our segment reporting. All periods have been reclassified to conform to the current period presentation.
Because these segments reflect the manner in which our management reviews our business, they necessarily involve judgments that our management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect technologies and applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments. Recent events, including changes in our senior management, may affect the manner in which we present segments in the future. A description of the businesses served by each of our reportable segments follows:
▪	Hardlines and Lumber segment — The Hardlines and Lumber vertical market consists of independent hardware retailers; home improvement centers; paint, glass and wallpaper stores; farm supply stores; retail nurseries and garden centers; and independent lumber and building material dealers, primarily in the United States.

▪	Wholesale Distribution segment — The wholesale distribution vertical market consists of distributors of a range of products including electrical supply; plumbing; medical supply; heating and air conditioning; brick, stone and related materials; roofing; siding; insulation; industrial machinery and equipment; industrial supplies; fluid power; janitorial and sanitation products; paper and packaging; and service establishment equipment vendors, primarily in the United States.

▪	Automotive segment — The automotive vertical market consists of customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks, and includes manufacturers, warehouse distributors, parts stores, professional installers and several chains in North America and Europe.

▪	Other — Other primarily consists of our productivity tools business, which is involved with software migration services and application development tools.
Segment Revenue and Contribution Margin
The results of the reportable segments are derived directly from our management reporting system. The results are based on our method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Our management measures the performance of each segment based on several metrics, including contribution margin as defined below, which is not a financial measure calculated in accordance with GAAP. Asset data is not reviewed by our management at the segment level and therefore is not included.
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
Financial information for each reportable segment is as follows for the three and nine months ended June 30, 2007 and 2008:

	Three Months Ended June 30, 2007					Nine Months Ended June 30, 2007
	Hardlines					Hardlines
	and	Wholesale	Auto-			and	Wholesale	Auto-
(in thousands)	Lumber	Distribution	motive	Other	Total	Lumber	Distribution	motive	Other	Total
Revenues	$42,534	$29,105	$22,268	$6,342	$100,249	$128,472	$89,814	$67,586	$15,683	$301,555
Contribution Margin	$10,931	$10,551	$7,358	$877	$29,717	$34,091	$31,779	$24,137	$2,168	$92,175

	Three Months Ended June 30, 2008					Nine Months Ended June 30, 2008
	Hardlines					Hardlines
	and	Wholesale	Auto-			and	Wholesale	Auto-
	Lumber	Distribution	motive	Other	Total	Lumber	Distribution	motive	Other	Total
Revenues	$36,343	$41,172	$20,795	$5,413	$103,723	$113,243	$127,056	$65,017	$15,409	$320,725
Contribution Margin	$9,621	$15,820	$6,610	$1,318	$33,369	$26,754	$48,343	$22,029	$2,002	$99,128
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
There are significant judgments that our management makes with respect to the direct and indirect allocation of costs that may affect the calculation of contribution margins. While our management believes these and other related judgments are reasonable and appropriate, others could assess such matters differently.
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

The reconciliation of total segment contribution margin to our consolidated income before income taxes is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2007	2008	2007	2008
Segment contribution margin	$29,717	$33,369	$92,175	$99,128
Corporate and unallocated costs	(7,265)	(8,926)	(20,875)	(25,955)
Share-based payment expense	(1,080)	(507)	(3,293)	(2,279)
Depreciation and amortization	(7,448)	(9,640)	(21,785)	(27,561)
Acquisition related costs	(72)	(264)	(72)	(922)
Restructuring costs	(276)	(1,636)	(563)	(2,126)
Interest expense	(11,774)	(11,800)	(35,644)	(39,672)
Other income, net	327	469	786	1,542

Income before income taxes	$2,129	$1,065	$10,729	$2,155

Geographic segments
The Americas geographic area covers the United States and Canada. The Europe geographic area covers the United Kingdom, Ireland and France. The following tables set forth, for the periods and at the dates indicated, our revenues and assets by geographic area:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2007	2008	2007	2008
Revenues:
Americas	$98,510	$102,454	$296,434	$316,258
Europe	1,739	1,269	5,121	4,467

Total revenues	$100,249	$103,723	$301,555	$320,725

	September 30,	June 30,
	2007	2008
Assets:
Americas	$1,049,029	$1,043,363
Europe	2,649	2,416

Total assets	$1,051,678	$1,045,779

9. GUARANTOR CONSOLIDATION
We guarantee the senior secured credit agreement and the senior subordinated notes together with our existing, wholly-owned domestic subsidiaries: HM COOP LLC, Speedware USA, Inc., Prelude Systems Inc., Activant Wholesale Distribution Solutions Inc., Speedware America, Inc., Speedware Group, Inc., and Greenland Holding Corp. (the “Guarantor Subsidiaries”). Our other subsidiaries (the “Non-Guarantor Subsidiaries”) are not guarantors of the senior secured credit agreement and the senior subordinated notes. The accompanying condensed consolidating balance sheets as of September 30, 2007 and June 30, 2008, the accompanying condensed consolidating statements of operations for the three and nine months ended June 30, 2007 and 2008, and the accompanying condensed consolidating statements of cash flows for the nine months ended June 30, 2007 and 2008, represent the financial position, results of operations and cash flows of the Company’s Guarantor Subsidiaries and Non-Guarantor Subsidiaries.
Condensed Consolidating Balance Sheet as of September 30, 2007

	Guarantor		Non-
	Principal	Guarantor	Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$24,862	$4,154	$4,363	$—	$33,379
Trade accounts receivable, net of allowance for doubtful accounts	40,451	14,408	3,354	—	58,213
Inventories, net	4,061	1,014	284	—	5,359
Income taxes receivable	1,638	514	529	—	2,681
Deferred income taxes	7,534	942	146	—	8,622
Prepaid expenses and other current assets	5,119	398	219	—	5,736

Total current assets	83,665	21,430	8,895	—	113,990

Property and equipment, net	8,066	1,359	649	—	10,074
Intangible assets, net	203,447	29,667	2,452	—	235,566
Goodwill	560,880	103,420	1,869	6,037	672,206
Investments in subsidiaries	9,656	—	885	(10,541)	—
Intercompany receivables (payables)	78,175	(52,525)	(25,650)	—	—
Deferred financing costs	15,501	—	—	—	15,501
Other assets	4,108	143	95	(5)	4,341

Total assets	$963,498	$103,494	$(10,805)	$(4,509)	$1,051,678

Liabilities and stockholder’s equity (deficit)
Current liabilities:
Accounts payable	$13,606	$3,104	$1,691	$—	$18,401
Payroll related accruals	11,168	3,500	1,306	—	15,974
Deferred revenue	12,277	16,104	1,290	—	29,671
Current portion of long-term debt	750	—	—	—	750
Accrued expenses and other current liabilities	20,111	1,472	35	—	21,618

Total current liabilities	57,912	24,180	4,322	—	86,414

Long-term debt, net of discount	632,113	—	—	—	632,113
Deferred tax liabilities and other liabilities	79,941	(3,049)	65	—	76,957

Total liabilities	769,966	21,131	4,387	—	795,484

Total stockholder’s equity (deficit)	193,532	82,363	(15,192)	(4,509)	256,194

Total liabilities and stockholder’s equity (deficit)	$963,498	$103,494	$(10,805)	$(4,509)	$1,051,678

Condensed Consolidating Balance Sheet as of June 30, 2008

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$46,432	$6,095	$6,698	$—	$59,225
Trade accounts receivable, net of allowance for doubtful accounts	27,732	15,404	3,086	—	46,222
Inventories, net	3,810	1,155	1	—	4,966
Deferred income taxes	9,567	942	146	—	10,655
Income taxes receivable	2,813	—	—	—	2,813
Prepaid expenses and other current assets	5,370	644	468	—	6,482

Total current assets	95,724	24,240	10,399	—	130,363

Property and equipment, net	8,139	966	529	—	9,634
Intangible assets, net	189,738	31,606	2,127	—	223,471
Goodwill	563,007	97,422	206	6,037	666,672
Investments in subsidiaries	9,656	—	885	(10,541)	—
Intercompany receivables (payables)	27,839	(7,466)	(20,373)	—	—
Deferred financing costs	13,758	—	—	—	13,758
Other assets	1,485	376	20	—	1,881

Total assets	$909,346	$147,144	$(6,207)	$(4,504)	$1,045,779

Liabilities and stockholder’s equity (deficit)
Current liabilities:
Accounts payable	$10,893	$2,485	$931	$6	$14,315
Payroll related accruals	10,051	5,157	1,677	—	16,885
Deferred revenue	12,537	18,445	1,003	—	31,985
Current portion of long-term debt	750	—	—	—	750
Accrued expenses and other current liabilities	26,243	(1,354)	(2,112)	—	22,777

Total current liabilities	60,474	24,733	1,499	6	86,712

Long-term debt, net of discount	631,550	—	—	—	631,550
Deferred tax liabilities and other liabilities	74,180	(3,049)	28	—	71,159

Total liabilities	766,204	21,684	1,527	6	789,421

Total stockholder’s equity (deficit)	143,142	125,460	(7,734)	(4,510)	256,358

Total liabilities and stockholder’s equity (deficit)	$909,346	$147,144	$(6,207)	$(4,504)	$1,045,779

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2007

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Consolidated
Revenues:
Systems	$29,767	$12,101	$1,818	$43,686
Services	35,591	17,005	3,967	56,563

Total revenues	65,358	29,106	5,785	100,249

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	16,636	4,982	3,028	24,646
Services	14,660	4,205	1,906	20,771

Total cost of revenues	31,296	9,187	4,934	45,417

Gross profit	34,062	19,919	851	54,832

Operating expenses:
Sales and marketing	9,997	3,619	1,323	14,939
Product development	6,043	4,068	737	10,848
General and administrative	5,621	1,097	955	7,673
Depreciation and amortization	7,158	202	88	7,448
Acquisition-related costs	72	—	—	72
Restructuring costs	276	—	—	276

Total operating expenses	29,167	8,986	3,103	41,256

Operating income (loss)	4,895	10,933	(2,252)	13,576

Interest expense	(11,771)	—	(3)	(11,774)
Other income	168	4	155	327

Income (loss) before income taxes	(6,708)	10,937	(2,100)	2,129
Income tax expense	781	2	—	783

Net income (loss)	$(7,489)	$10,935	$(2,100)	$1,346

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2008.

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Consolidated
Revenues:
Systems	$18,909	$17,428	$4,103	$40,440
Services	34,828	23,715	4,740	63,283

Total revenues	53,737	41,143	8,843	103,723

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	11,959	7,575	2,686	22,220
Services	13,981	6,405	2,145	22,531

Total cost of revenues	25,940	13,980	4,831	44,751

Gross profit	27,797	27,163	4,012	58,972

Operating expenses:
Sales and marketing	8,277	5,814	1,265	15,356
Product development	4,482	5,377	915	10,774
General and administrative	7,433	683	790	8,906
Depreciation and amortization	7,614	1,854	172	9,640
Acquisition related costs	238	26	—	264
Restructuring costs	1,085	—	551	1,636

Total operating expenses	29,129	13,754	3,693	46,576

Operating income (loss)	(1,332)	13,409	319	12,396

Interest expense	(11,792)	(5)	(3)	(11,800)
Other income	18	45	406	469

Income (loss) before income taxes	(13,106)	13,449	722	1,065
Income tax expense	232	3	1	236

Net income (loss)	$(13,338)	$13,446	$721	$829

Condensed Consolidating Statement of Operations for the Nine Months Ended June 30, 2007

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Consolidated
Revenues:
Systems	$88,990	$39,212	$4,768	$132,970
Services	106,504	50,603	11,478	168,585

Total revenues	195,494	89,815	16,246	301,555

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	50,083	15,184	6,661	71,928
Services	42,294	12,369	6,086	60,749

Total cost of revenues	92,377	27,553	12,747	132,677

Gross profit	103,117	62,262	3,499	168,878

Operating expenses:
Sales and marketing	30,696	13,546	3,427	47,669
Product development	17,595	11,626	1,962	31,183
General and administrative	15,993	3,303	2,723	22,019
Depreciation and amortization	20,928	631	226	21,785
Acquisition related costs	72	—	—	72
Restructuring costs	563	—	—	563

Total operating expenses	85,847	29,106	8,338	123,291

Operating income (loss)	17,270	33,156	(4,839)	45,587

Interest expense	(35,634)	(2)	(8)	(35,644)
Other income (expense), net	(157)	216	727	786

Income (loss) before income taxes	(18,521)	33,370	(4,120)	10,729
Income tax expense	4,407	7	—	4,414

Net income (loss)	$(22,928)	$33,363	$(4,120)	$6,315

Condensed Consolidating Statement of Operations for the Nine Months Ended June 30, 2008

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Consolidated
Revenues:
Systems	$64,003	$57,291	$9,675	$130,969
Services	105,815	70,501	13,440	189,756

Total revenues	169,818	127,792	23,115	320,725

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	39,625	24,285	9,529	73,439
Services	43,039	19,260	6,120	68,419

Total cost of revenues	82,664	43,545	15,649	141,858

Gross profit	87,154	84,247	7,466	178,867

Operating expenses:
Sales and marketing	27,028	17,281	3,574	47,883
Product development	14,624	16,516	2,770	33,910
General and administrative	21,774	2,138	2,268	26,180
Depreciation and amortization	22,417	4,607	537	27,561
Acquisition related costs	896	26	—	922
Restructuring costs	1,575	—	551	2,126

Total operating expenses	88,314	40,568	9,700	138,582

Operating income (loss)	(1,160)	43,679	(2,234)	40,285

Interest expense	(39,658)	(5)	(9)	(39,672)
Other income (expense), net	1,024	(575)	1,093	1,542

Income (loss) before income taxes	(39,794)	43,099	(1,150)	2,155
Income tax expense	783	5	2	790

Net income (loss)	$(40,577)	$43,094	$(1,152)	$1,365

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended June 30, 2007

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$27,801	$(4,572)	$8,808	$32,037

Investing activities
Business acquisitions	—	—	(6,502)	(6,502)
Purchase of property and equipment	(4,463)	(323)	(203)	(4,989)
Capitalized computer software costs and databases	(3,987)	—	—	(3,987)
Purchase price adjustments	700	—	—	700

Net cash used in investing activities	(7,750)	(323)	(6,705)	(14,778)

Financing activities
Payment on long-term debt	(27,000)	—	—	(27,000)
Debt issuance costs	(1,077)	—	—	(1,077)

Net cash used in financing activities	(28,077)	—	—	(28,077)

Net change in cash and cash equivalents	(8,026)	(4,895)	2,103	(10,818)
Cash and cash equivalents, beginning of period	26,498	7,772	2,113	36,383

Cash and cash equivalents, end of period	$18,472	$2,877	$4,216	$25,565

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended June 30, 2008

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$30,988	$2,091	$2,486	$35,565

Investing activities
Purchase of property and equipment	(3,813)	(150)	(151)	(4,114)
Capitalized computer software costs and databases	(4,912)	—	—	(4,912)

Net cash used in investing activities	(8,725)	(150)	(151)	(9,026)

Financing activities
Repurchase of common stock	(13)	—	—	(13)
Payment on long-term debt	(563)	—	—	(563)
Debt issuance costs	(117)	—	—	(117)

Net cash used in financing activities	(693)	—	—	(693)

Net change in cash and cash equivalents	21,570	1,941	2,335	25,846
Cash and cash equivalents, beginning of period	24,862	4,154	4,363	33,379

Cash and cash equivalents, end of period	$46,432	$6,095	$6,698	$59,225

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
On May 2, 2006, Activant Group Inc. (formerly known as Lone Star Holding Corp.), or Activant Group, Lone Star Merger Corp., and Activant Solutions Holdings Inc., or Holdings, consummated a merger, whereupon, Holdings became wholly owned by Activant Group, which is wholly owned by investment funds affiliated with Hellman & Friedman LLC, Thoma Cressey Bravo, Inc. and JMI Equity and certain members of our management. Following the merger, on May 2, 2006, Holdings merged with and into Activant Solutions Inc., with Activant Solutions Inc., continuing as the surviving corporation and as a wholly-owned subsidiary of Activant Group. These mergers are referred to in this report as the “mergers” and the transactions related to the mergers are referred to collectively in this report as the “transactions.” The transactions closed on May 2, 2006.
Overview
We are a provider of business management solutions serving small and medium-sized retail and wholesale distribution businesses. With over 25 years of operating history, we have developed substantial expertise in serving businesses with complex distribution requirements in three primary vertical markets: hardlines and lumber, wholesale distribution and automotive. For reporting purposes, we consider each of these vertical markets separate segments. The segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” We previously considered our segments along product lines. Effective October 1, 2007, we reorganized our management and business structure along vertical markets and, accordingly, all periods have been reclassified to conform to the current period presentation. See Note 8 to the Unaudited Condensed Consolidated Financial Statements for additional information.
Our revenues are primarily derived from customers that operate in three vertical markets — Hardlines and Lumber, Wholesale Distribution, and Automotive. We also derive revenue from our Productivity Tools business, which we include in Other.
▪	The Hardlines and Lumber vertical market consists of independent hardware retailers; home improvement centers; paint, glass and wallpaper stores; farm supply stores; retail nurseries and garden centers; and independent lumber and building material dealers, primarily in the United States.

▪	The Wholesale Distribution vertical market consists of distributors of a range of products including electrical supply; plumbing; medical supply; heating and air conditioning; brick, stone and related materials; roofing; siding; insulation; industrial machinery and equipment; industrial supplies; fluid power; janitorial and sanitation products; paper and packaging; and service establishment equipment vendors, primarily in the United States.

▪	The Automotive vertical market consists of customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks, and includes manufacturers, warehouse distributors, parts stores, professional installers and several chains in North America and Europe.

▪	Other primarily consists of our Productivity Tools business, which is involved with software migration services and application development tools.
Using a combination of proprietary software and extensive expertise in these vertical markets, we provide complete business management solutions consisting of tailored systems, product support and content and supply chain services designed to meet the unique requirements of our customers. Our fully integrated systems and services include point-of-sale, inventory management, general accounting and enhanced data management that enable our customers to manage their day-to-day operations. Our revenues are derived from the following business management solutions:
▪	Systems, which is comprised primarily of proprietary software applications; implementation services; training; forms and paper products; and third-party software, hardware and peripherals.

▪	Services, which is comprised primarily of product support, content, and supply chain services. Product support services are comprised of customer support activities, including hardware, software and network support through our advice line, software updates, preventive and remedial on-site maintenance and depot repair services. Our content services are comprised of proprietary database and data management products such as our comprehensive electronic automotive parts and applications catalog and point-of-sale business analysis data. Supply chain services are comprised of connectivity services, e-commerce, networking and security monitoring management solutions. We generally provide our services on a subscription basis, and accordingly, revenues are generally recurring in nature.
Historical Results of Operations
Segment Information
A description of the businesses served by each of our reportable segments as well as selected financial data for each segment can be found in Note 8 to the Unaudited Condensed Consolidated Financial Statements. Future changes to our organizational structure or business, such as the recent change to vertical market segments from product segments, may result in changes to our reportable segments disclosed. The discussions below include the results of each of our segments for the three and nine months ended June 30, 2008 and 2007.
Because these segments reflect the manner in which our management reviews our business, they necessarily involve judgments that our management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect technologies and applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments. Recent events, including changes in our senior management, may also affect the manner in which we present segments in the future.
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Revenues
Our Hardlines and Lumber, Wholesale Distribution and Automotive segments accounted for approximately 35%, 40% and 20%, respectively, of our revenues during the three months ended June 30, 2008. This compares to the three months ended June 30, 2007, where our Hardlines and Lumber, Wholesale Distribution, and Automotive segments accounted for approximately 42%, 29% and 22%, respectively, of our revenues. See Note 8 to the Unaudited Condensed Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues and contribution margin.

The following table sets forth, for the periods indicated, our segment revenues by business management solution and the variance thereof:

	Three Months Ended June 30,
(in thousands)	2007	2008	Variance $	Variance %
Hardlines and Lumber revenues:
Systems	$23,226	$16,162	$(7,064)	(30.4)%
Services	19,308	20,181	873	4.5%

Total Hardlines and Lumber revenues	$42,534	$36,343	$(6,191)	(14.6)%

Wholesale Distribution revenues:
Systems	$12,101	$17,425	$5,324	44.0%
Services	17,004	23,747	6,743	39.7%

Total Wholesale Distribution revenues	$29,105	$41,172	$12,067	41.5%

Automotive revenues:
Systems	$3,783	$2,964	$(819)	(21.6)%
Services	18,485	17,831	(654)	(3.5)%

Total Automotive revenues	$22,268	$20,795	$(1,473)	(6.6)%

Other revenues:
Systems	$4,576	$3,889	$(687)	(15.0)%
Services	1,766	1,524	(242)	(13.7)%

Total Other revenues	$6,342	$5,413	$(929)	(14.6)%

Total revenues:
Systems	$43,686	$40,440	$(3,246)	(7.4)%
Services	56,563	63,283	6,720	11.9%

Total revenues	$100,249	$103,723	$3,474	3.5%

Revenues were $103.7 million for the three months ended June 30, 2008 as compared to $100.2 million for the three months ended June 30, 2007. The increase in revenues over the comparable year ago period primarily reflects increased sales in our systems and services revenues in Wholesale Distribution as a result of our acquisition of Eclipse in August 2007, partially offset by declines in systems revenues in Hardlines and Lumber, Automotive and Other.
▪	Hardlines and Lumber revenues — Hardlines and Lumber revenues decreased by $6.2 million, or 14.6%. The systems revenue decrease was attributed to a reduction in the volume of new system sales and the decrease in the sale of additional products and modules, primarily as a result of our co-op partners opening fewer new stores and exhibiting caution on making capital expenditures both due to the weak economy and a slowing retail environment. These decreases in systems revenue were partially offset by systems revenue attributable to the acquisition of Silk Systems. The services revenue increase relates primarily to the Silk Systems acquisition as well as price increases for support services.

▪	Wholesale Distribution revenues — Wholesale Distribution revenues increased by $12.1 million, or 41.5%. The systems revenue increase was substantially attributable to the Eclipse acquisition. The services revenue increase was attributable to services revenue related to the Eclipse acquisition, as well as price increases for support services and a net increase in the support customer base.

▪	Automotive revenues — Automotive revenues decreased by $1.5 million, or 6.6%. Systems revenue decreased primarily as a result of fewer hardware upgrades this year versus last year. Services revenue decreased primarily as a result of the known attrition of a major customer, General Parts Inc.

▪	Other revenues — Other revenues decreased $0.9 million, or 14.6%, driven by lower systems sales primarily due to the extension of sales cycles as a result of a slow down in planned migrations due to Hewlett-Packard Company’s announcement to continue to support one of its legacy systems through 2010.

Total cost of revenues and gross margins as a percentage of revenues
The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues:

	Three Months Ended June 30,
(in thousands)	2007	2008	Variance
Cost of systems revenues	$24,646	$22,220	$(2,426)
Systems gross margins	43.6%	45.1%

Cost of services revenues	$20,771	$22,531	$1,760
Services gross margins	63.3%	64.4%

Total cost of revenues	$45,417	$44,751	$(666)
Total gross margins	54.7%	56.9%
▪	Cost of systems revenues and systems gross margins — Cost of systems revenues consists primarily of direct costs of software duplication, our logistics organization, cost of hardware, salary costs of professional services and installation headcount, royalty payments, and allocations of overhead expenses, including facility and IT costs.

Cost of systems revenues decreased by $2.4 million primarily as a result of lower direct costs associated with lower systems revenues in Hardlines and Lumber, Automotive and Other partially offset by $2.6 million in costs attributable to Eclipse and Silk Systems revenues. System gross margins increased by 1.5 percentage points in the three months ended June 30, 2008 from the comparable period in 2007. The increase is primarily attributable to an increase in Wholesale Distribution margins as a result of sales of higher margin products in that segment constituting a greater percentage of our overall systems revenues and in Other (primarily Productivity Tools business) margins as a result of lower outside services costs, partially offset by lower gross margins in Hardlines and Lumber and Automotive as a result of the impact of relatively fixed costs on a lower revenue base, as well as reductions in average selling prices in those segments.

▪	Cost of services revenues and services gross margins — Cost of services revenues primarily consist of material and direct labor associated with our advice line, material, labor and production costs associated with our automotive catalog, share-based payment expense and allocations of overhead expenses, including facility and IT costs. Generally, our services revenues have a higher gross margin than our systems revenues.

Cost of services revenues increased by $1.8 million primarily as a result of costs associated with the acquisition of Eclipse and Silk Systems. Services gross margins increased by 1.1 percentage points in the three months ended June 30, 2008 from the comparable period in 2007, primarily as a result of higher services revenues due to both increases in the support customer base and price increases for customer support on a relatively fixed cost structure.
Total operating expenses
The following table sets forth, for the periods indicated, operating expenses and the variance thereof:

	Three Months Ended June 30,
(in thousands)	2007	2008	Variance $	Variance %
Sales and marketing	$14,939	$15,356	$417	2.8%
Product development	10,848	10,774	(74)	(0.7)%
General and administrative	7,673	8,906	1,233	16.1%
Depreciation and amortization	7,448	9,640	2,192	29.4%
Acquisition related costs	72	264	192	266.7%
Restructuring costs	276	1,636	1,360	492.8%

Total operating expenses	$41,256	$46,576	$5,320	12.9%

Total operating expenses increased by $5.3 million, or 12.9%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The increase was driven primarily by higher depreciation and amortization, fiscal 2008 restructuring activities, and overall general and administrative expenses.
▪	Sales and marketing — Sales and marketing expense consists primarily of salaries and commissions for our sales forces, share-based payment expense, marketing expenses and an allocation of overhead expenses including facilities and IT costs. Sales and marketing expenses increased by $0.4 million, or 2.8%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The increase was primarily a result of $1.2 million of expenses associated with the acquisition of Eclipse and Silk Systems, partially offset by $0.9 million of lower commission, salary and bad debt expense in our pre-acquisition business.

▪	Product development — Product development expense consists primarily of salaries, share-based payment expense, outside services and an allocation of overhead expenses, including facilities and IT costs. Product development expense remained flat for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This was because increased expenses of $1.9 million related to the Silk Systems and Eclipse acquisitions were substantially offset by lower software development expenses of $0.3 million, resulting from more of these costs being capitalized, $0.5 million lower third-party service costs, and $1.0 million of lower compensation expense.

▪	General and administrative — General and administrative expense primarily consists of salaries and bonuses; share-based payment expense; facility costs; finance, human resource and legal services; IT support and telecommunication costs. General and administrative expenses increased by $1.2 million, or 16.1%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The increase is primarily due to $1.9 million of costs related to strategic initiatives and $0.7 million of accounting and legal costs partially offset by $0.7 million lower variable compensation expense and $0.4 million lower share-based compensation expense.

▪	Depreciation and amortization — Depreciation and amortization expense consists of depreciation of our fixed assets and amortization of our purchased intangible assets. We do not allocate depreciation and amortization to our segments. Depreciation and amortization expense was $9.6 million for the three months ended June 30, 2008 compared to $7.4 million for the three months ended June 30, 2007. The increase resulted primarily from the amortization of the additional $38.6 million of intangible assets associated with the acquisitions of Silk Systems and Eclipse.

▪	Acquisition related costs — Acquisition related costs for the three months ended June 30, 2008 were $0.3 million, which primarily included consulting fees and other professional services incurred in connection with systems integration activities related to Eclipse compared to $0.1 million during the three months ended June 30, 2007.

▪	Restructuring costs — During the three months ended June 30, 2008, our management approved additional restructuring actions primarily related to eliminating certain additional employee positions with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams. In accordance with SFAS No. 146, we recorded a charge of approximately $1.6 million related to these actions.

▪	Interest expense — Interest expense for both the three months ended June 30, 2008 and 2007 was $11.8 million. Additional interest expense associated with incremental borrowings to fund the acquisition of Eclipse in August 2007 was substantially offset by lower interest rates on our unhedged floating rate debt.

▪	Other income, net — Other income primarily consists of interest income, foreign currency gains or losses and gains or losses on marketable securities. Other income, net increased during the three months ended June 30, 2008 over the comparable prior year periods primarily due to interest income on higher average cash balances.

▪	Income tax expense — We recognized income tax expense of $0.2 million, or 22.2% of pre-tax income, for the three months ended June 30, 2008 compared to an income tax expense of $0.8 million, or 36.8% of pre-tax income, in the comparable period in 2007. The decrease in income tax expense is due to a reduction in the estimated effective tax rate for fiscal year 2008 resulting in the year-to-date impact being recognized entirely in the quarter, as well as true-up differences between tax expense estimated in a prior period compared to actual taxes from recently filed tax returns.

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

	Three Months Ended June 30,
(in thousands)	2007	2008	Variance $	Variance %
Hardlines and Lumber	$10,931	$9,621	$(1,310)	(12.0)%
Wholesale Distribution	10,551	15,820	5,269	49.9%
Automotive	7,358	6,610	(748)	(10.2)%
Other	877	1,318	441	50.3%

Total contribution margin	$29,717	$33,369	$3,652	12.3%

There are significant judgments our management makes with respect to the direct and indirect allocation of costs that may affect the calculation of contribution margins. While our management believes these and other related judgments are reasonable and appropriate, others could assess such matters in ways different than our company’s management.
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
▪	Hardlines and Lumber contribution margin — The contribution margin for Hardlines and Lumber decreased by $1.3 million, primarily as a result of $7.1 million in lower system revenues which drove lower gross margins. Gross margin declines were partially offset by lower sales and marketing and product development expenses. Sales and marketing expenses decreased as a result of lower salary, commission and bonus expense, partially offset by the increases in Silk Systems sales expenses. Product development expenses decreased primarily as a result of lower salary and bonus expense and lower software development expenses resulting from more of these costs being capitalized.

▪	Wholesale Distribution contribution margin — The $5.3 million increase in contribution margin for Wholesale Distribution is primarily a result of revenues and gross margins associated with the acquisition of Eclipse as well as customer support price increases and an increase in the support customer base. These increases were partially offset by increases in sales and marketing and product development expenses also associated with the acquisition of Eclipse.

▪	Automotive contribution margin — The $0.7 million decrease in contribution margin for Automotive was primarily due to lower revenues and gross margin associated with the known attrition of a major customer, General Parts, Inc., and lower hardware sales partially offset by lower product development expenses. Product development expenses decreased primarily as a result of lower salary and bonus expense.

▪	Other contribution margin — The contribution margin for Other increased by $0.4 million, primarily due to lower outside services costs.

Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007
Revenues
Our Hardlines and Lumber, Wholesale Distribution, and Automotive segments accounted for approximately 35%, 40% and 20%, respectively, of our revenues during the nine months ended June 30, 2008. This compares to the nine months ended June 30, 2007, where our Hardlines and Lumber, Wholesale Distribution, and Automotive segments accounted for approximately 43%, 30% and 22%, respectively, of our revenues. See Note 8 to the Unaudited Condensed Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues and contribution margin.
The following table sets forth, for the periods indicated, our segment revenues by business management solution and the variance thereof:

	Nine Months Ended June 30,
(in thousands)	2007	2008	Variance $	Variance %
Hardlines and Lumber revenues:
Systems	$71,733	$53,009	$(18,724)	(26.1)%
Services	56,739	60,234	3,495	6.2%

Total Hardlines and Lumber revenues	$128,472	$113,243	$(15,229)	(11.9)%

Wholesale Distribution revenues:
Systems	$39,213	$56,459	$17,246	44.0%
Services	50,601	70,597	19,996	39.5%

Total Wholesale Distribution revenues	$89,814	$127,056	$37,242	41.5%

Automotive revenues:
Systems	$11,439	$10,713	$(726)	(6.3)%
Services	56,147	54,304	(1,843)	(3.3)%

Total Automotive revenues	$67,586	$65,017	$(2,569)	(3.8)%

Other revenues:
Systems	$10,585	$10,788	$203	1.9%
Services	5,098	4,621	(477)	(9.4)%

Total Other revenues	$15,683	$15,409	$(274)	(1.7)%

Total revenues:
Systems	$132,970	$130,969	$(2,001)	(1.5)%
Services	168,585	189,756	21,171	12.6%

Total revenues	$301,555	$320,725	$19,170	6.4%

Revenues were $320.7 million for the nine months ended June 30, 2008 as compared to $301.6 million for the nine months ended June 30, 2007. The increase in revenues over the comparable year ago period primarily reflects increased sales in our systems and services revenues in Wholesale Distribution as a result of our acquisition of Eclipse in August 2007, partially offset by declines in systems revenues in Hardlines and Lumber and total revenues in Automotive.
▪	Hardlines and Lumber revenues — Hardlines and Lumber revenues decreased by $15.2 million, or 11.9%. The systems revenue decrease was attributed to a reduction in the volume of new system sales and the decrease in the sale of additional products and modules, primarily as a result of our co-op partners opening fewer new stores and exhibiting caution on making capital expenditures both due to the weak economy and a slowing retail environment. In addition, one of our co-op partners substantially completed the migration from their legacy systems to Activant’s solution in fiscal 2007. These decreases in systems revenue were partially offset by systems revenue attributable to the acquisition of Silk Systems. The services revenue increase relates primarily to the Silk Systems acquisition as well as price increases for support services.

▪	Wholesale Distribution revenues — Wholesale Distribution revenues increased by $37.2 million, or 41.5%. The systems revenue increase was substantially attributable to the Eclipse acquisition. The services revenue increase was related to services revenue attributable to the Eclipse acquisition, as well as price increases for support services and a net increase in the support customer base.

▪	Automotive revenues — Automotive revenues decreased by $2.6 million, or 3.8%. Systems revenue decreased primarily as a result of fewer hardware upgrades this year versus last year. Services revenue decreased primarily as a result of the anticipated attrition of a major customer, General Parts Inc.

▪	Other revenues — Other revenues decreased by $0.3 million, or 1.7%, driven by lower systems sales primarily due to the extension of sales cycles as a result of a slow down in planned migrations due to Hewlett-Packard Company's announcement to continue to support one of its legacy platforms through 2010.
Total cost of revenues and gross margins as a percentage of revenues.
The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues.

	Nine Months Ended June 30,
(in thousands)	2007	2008	Variance
Cost of systems revenues	$71,928	$73,439	$1,511
Systems gross margins	45.9%	43.9%

Cost of services revenues	$60,749	$68,419	$7,670
Services gross margins	64.0%	63.9%

Total cost of revenues	$132,677	$141,858	$9,181
Total gross margins	56.0%	55.8%
▪	Cost of systems revenues and systems gross margins — Cost of systems revenues consists primarily of direct costs of software duplication, our logistics organization, cost of hardware, salary costs of professional services and installation headcount, royalty payments, and allocations of overhead expenses, including facility and IT costs.

Cost of systems revenues increased by $1.5 million primarily as a result of costs attributable to the Eclipse and Silk Systems revenues, partially offset by lower direct costs associated with lower systems revenues in Hardlines and Lumber and Automotive. System gross margins decreased by 2.0 percentage points in the nine months ended June 30, 2008 from the comparable period last year. The decrease is primarily attributable to the general economic conditions in the Hardlines and Lumber market causing reductions in the base-business system sales volume and the associated impact of fixed costs on the lower revenue base, as well as reductions in average selling prices in this segment. In addition, sales of our lower margin products in our Wholesale Distribution segment constituted a greater percentage of our overall systems revenues during the nine months ended June 30, 2008, which also adversely affected the systems gross margin.

▪	Cost of services revenues and services gross margins — Cost of services revenues primarily consist of material and direct labor associated with our advice line, material, labor and production costs associated with our automotive catalog, share-based payment expense and allocations of overhead expenses, including facility and IT costs. Generally, our services revenues have a higher gross margin than our systems revenues.

Cost of services revenues increased by $7.7 million primarily as a result of costs associated with the acquisition of Eclipse and Silk Systems. Services gross margins were essentially flat with the year-ago period.

Total operating expenses
The following table sets forth, for the periods indicated, operating expenses and the variance thereof.

	Nine Months Ended June 30,
(in thousands)	2007	2008	Variance $	Variance %
Sales and marketing	$47,669	$47,883	$214	0.4%
Product development	31,183	33,910	2,727	8.7%
General and administrative expense	22,019	26,180	4,161	18.9%
Depreciation and amortization	21,785	27,561	5,776	26.5%
Acquisition related costs	72	922	850	1180.6%
Restructuring costs	563	2,126	1,563	277.6%

Total Operating expenses	$123,291	$138,582	$15,291	12.4%

Total operating expenses increased by $15.3 million, or 12.4%, for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007. The increase was driven primarily by virtually all major expense categories (except sales and marketing) increasing at rates greater than overall revenue growth.
▪	Sales and marketing — Sales and marketing expense consists primarily of salaries and commissions for our sales forces, share-based payment expense, marketing expenses and an allocation of overhead expenses including facilities and IT costs. Sales and marketing expenses increased by $0.2 million, or 0.4%, for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007. The increase was primarily a result of $3.2 million of expenses associated with the acquisition of Eclipse and Silk Systems partially offset by $1.6 million of lower salary, bonus and commission related expense of our pre-acquisition business, $1.0 million lower bad debt expense and $0.6 million lower travel expenses.

▪	Product development — Product development expense consists primarily of salaries, share-based payment expense, outside services and an allocation of overhead expenses, including facilities and IT costs. Product development expense increased by $2.7 million, or 8.7%, for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007. The increase is primarily due to $5.7 million of expenses related to Silk Systems and Eclipse, partially offset by lower software development expenses of $0.8 million resulting from more of these costs being capitalized, $0.6 million lower third-party service costs and $1.3 million of lower compensation expense related to our pre-acquisition business.

▪	General and administrative — General and administrative expense primarily consists of salaries and bonuses; share-based payment expense; facility costs; finance, human resource and legal services; IT support and telecommunication costs. General and administrative expenses increased by $4.2 million, or 18.9%, for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007. The increase is primarily due to $3.5 million of costs related to strategic initiatives and $1.7 million higher salary costs as we continue to build our management team, partially offset by $1.5 million lower variable compensation expense.

▪	Depreciation and amortization — Depreciation and amortization expense consists of depreciation of our fixed assets and amortization of our purchased intangible assets. Depreciation and amortization expense is not allocated to our segments. Depreciation and amortization expense was $27.6 million for the nine months ended June 30, 2008 compared to $21.8 million for the nine months ended June 30, 2007. The increase resulted primarily from the amortization of the additional $38.6 million of intangible assets associated with the acquisitions of Silk Systems and Eclipse.

▪	Acquisition related costs — Acquisition related costs for the nine months ended June 30, 2008 were $0.9 million, which primarily included consulting fees and other professional services incurred in connection with systems integration activities with respect to Eclipse compared to $0.1 million during the nine months ended June 30, 2007.

▪	Restructuring costs — Restructuring costs for the nine months ended June 30, 2008 of $2.1 million primarily related to closing costs of redundant facilities and severance costs related to eliminating certain employee positions and consolidation of administrative functions. Restructuring costs for the nine months ended June 30, 2007 of $0.6 million primarily related to costs associated with our moving corporate headquarters to Livermore, California in fiscal 2007.

▪	Interest expense — Interest expense for the nine months ended June 30, 2008 was $39.7 million compared to $35.6 million for the nine months ended June 30, 2007, an increase of $4.1 million, or 11.5%. The increase is primarily a result of additional borrowings of $95.0 million to fund the acquisition of Eclipse in August 2007, partially offset by a third quarter decline in interest rates on our unhedged floating rate debt.

▪	Other income, net — Other income primarily consists of interest income, foreign currency gains or losses, and gains or losses on marketable securities. Other income, net increased during the nine months ended June 30, 2008 over the comparable prior year period primarily due to interest income on higher average cash balances.

▪	Income tax expense — We recognized an income tax expense of approximately $0.8 million, or 36.7% of pre-tax income, for the nine months ended June 30, 2008 compared to an income tax expense of $4.4 million, or 41.1% of pre-tax income, in the comparable period in 2007. The decrease in income tax expense is due to a reduction in the estimated effective tax rate for fiscal 2008 and due to true-up differences between tax expense estimated in a prior period compared to actual taxes from recently filed tax returns.
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

	Nine Months Ended June 30,
(in thousands)	2007	2008	Variance $	Variance %
Hardlines and Lumber	$34,091	$26,754	$(7,337)	(21.5)%
Wholesale Distribution	31,779	48,343	16,564	52.1%
Automotive	24,137	22,029	(2,108)	(8.7)%
Other	2,168	2,002	(166)	(7.6)%

Total Contribution Margin	$92,175	$99,128	$6,953	7.5%

▪	Hardlines and Lumber contribution margin — The contribution margin for Hardlines and Lumber decreased by $7.3 million, as a result of $18.7 million in lower system revenues which drove lower gross margins. Gross margin declines were partially offset by lower sales and marketing and product development expenses. Sales and marketing expenses decreased as a result of lower salary, commission and bonus expense, partially offset by the increases in Silk Systems sales expenses. Product development expenses decreased as a result of lower salary and bonus expense and lower software development expenses resulting from more of these costs being capitalized.

▪	Wholesale Distribution contribution margin — The $16.6 million increase in contribution margin for Wholesale Distribution is primarily a result of the acquisition of Eclipse in August 2007, customer support price increases and increases to the support customer base, as well as lower sales and marketing costs, partially offset by lower gross margins in systems revenues.

▪	Automotive contribution margin — The $2.1 million decrease in contribution margin for Automotive was primarily due to lower revenues and gross margin associated with the known attrition of a major customer, General Parts, Inc., and lower hardware sales partially offset by lower product development expenses. Product development expenses decreased primarily as a result of lower salary and bonus expense.

▪	Other contribution margin —The $0.2 million decrease in contribution margin for Other was primarily a result of lower gross margins in systems revenues.

Liquidity and Capital Resources
Overview
Our principal liquidity requirements are for debt service, capital expenditures and working capital. Our ability to service our indebtedness will depend on our ability to generate cash in the future.
Our cash and cash equivalents balance at June 30, 2008 was $59.2 million. As of June 30, 2008, we had $632.3 million in outstanding indebtedness comprised primarily of $437.3 million aggregate principal amount of a senior secured term loans (including an incremental term loan) pursuant to our senior secured credit agreement, $20.0 million aggregate principal amount of loans pursuant to our revolving credit facility and $175.0 million aggregate principal amount of senior subordinated notes due 2016.
On May 2, 2006, in connection with the consummation of the transactions, we entered into a senior secured credit agreement. The senior secured credit agreement provides for (i) a seven-year term loan in the amount of $390.0 million, amortized at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after May 2, 2006, with the balance payable on May 2, 2013 and (ii) a five-year revolving credit facility that permits loans in an aggregate amount of up to $40.0 million, which includes a $5.0 million letter of credit facility and a swing line facility. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, on May 2, 2011. Proceeds of the term loan on the initial borrowing date were used to partially finance the mergers, to refinance certain of our indebtedness and to pay fees and expenses incurred in connection with the mergers and the related financings and transactions. During the year ended September 30, 2006, we repaid $2.0 million in principal towards the $390.0 million term loan per the amortization schedule. During the year ended September 30, 2007, we repaid $25.2 million in principal towards the $390.0 million term loan (which reduced the future unamortized principal payments due per the amortization schedule) and for the nine months ended June 30, 2008, we have repaid approximately $0.6 million in principal. In addition, subject to certain terms and conditions, the senior secured credit agreement provided for one or more uncommitted incremental term loan and/or revolving credit facilities in an aggregate amount not to exceed $75.0 million. In August 2007, we borrowed the $75.0 million incremental term loan, which matures on May 2, 2013, as well as $20.0 million of the revolving credit facility. These amounts were used to partially finance the acquisition of Eclipse.
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
In May 2006, we entered into four interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations and to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2007, one of the interest rate swaps with a notional amount of $25.0 million matured. As of June 30, 2008, we had outstanding interest rate swaps with a notional amount of $220.0 million. We believe any ineffectiveness of our interest rate swaps is immaterial..
In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios, none of which had been obtained as of June 30, 2008. We must also pay customary letter of credit fees for issued and outstanding letters of credit.
On April 27, 2006, we issued $175.0 million aggregate principal amount of 9.5% senior subordinated notes due May 2, 2016. Each of our domestic subsidiaries, as primary obligors and not as sureties, jointly and severally, irrevocably and unconditionally guaranteed, on an unsecured senior subordinated basis, the performance and full and punctual payment when due, whether at maturity, by acceleration or otherwise, of all of our obligations under the indenture and the notes. The notes are our unsecured senior subordinated obligations and are subordinated in right of payment to all of our existing and future senior indebtedness (including the senior secured credit agreement), are effectively subordinated to all of our secured indebtedness (including the senior secured credit agreement) and are senior in right of payment to all of our existing and future subordinated indebtedness.
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
Nine Months Ended June30, 2008 Compared to Nine Months Ended June 30, 2007
Our net cash provided by operating activities for the nine months ended June 30, 2008 and June 30, 2007 was $35.6 million and $32.0 million, respectively. The increase in cash flow provided by operating activities for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007 was primarily due to changes in operating assets and liabilities compared to the prior period, primarily in the accounts receivable and accrued expenses and other liabilities balances partially offset by lower net income and a change in accounts payable.
Our investing activities used net cash of $9.0 million during the nine months ended June 30, 2008 and $14.8 million during the nine months ended June 30, 2007. The current year period was $5.8 million lower than the prior year primarily due to the $6.5 million used for the purchase of Silk Systems during the nine months ended June 30, 2007. We purchased property and equipment of $4.1 million and $5.0 million for the nine months ended June 30, 2008 and 2007, respectively.
Our financing activities used cash of $0.7 million and $28.1 million for the nine months ended June 30, 2008 and 2007, respectively. The decrease in cash used in financing activities for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007 was primarily due to a prepayment of $27.0 million in principal of our long-term debt in the prior period.
We and our subsidiaries, affiliates or significant shareholders may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt), in privately negotiated or open market transactions, by tender offer or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
At June 30, 2008, we had $437.3 million aggregate principal amount outstanding of term loans due 2013, $175.0 million of 9.50% senior subordinated notes due 2016 and $20.0 million borrowings under our revolving credit facility due 2011. The term loans and the revolving credit facility bear interest at floating rates. In May 2006, we entered into four interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations and to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2007, one of the interest rate swaps with a notional amount of $25.0 million matured. As of June 30, 2008, we had outstanding interest rate swaps with a notional amount of $220.0 million. Giving effect to the interest rate swap, a 0.25% increase in floating rates would increase our interest expense by $0.6 million annually. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference.
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
We monitor our foreign currency exposure and, from time to time, will attempt to reduce our exposure through hedging. At June 30, 2008, we had no foreign currency contracts outstanding.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer , of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that information required to be disclosed by us in the reports that we file with or submit to the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file with or submit to the SEC is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on the evaluation of our disclosure controls and procedures as described above, our CEO and CFO have concluded that as of June 30, 2008 our disclosure controls and procedures were effective.
Internal Controls Over Financial Reporting
During our fiscal quarter ended June 30, 2008, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 1A. Risk Factors.
Our Annual Report on Form 10-K for the year ended September 30, 2007 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A. Risk Factors.” Set forth below are certain changes from the risk factors previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risk factors discussed in this report and our Annual Report on Form 10-K as well as the other information in this report. If any of the following risks or the risks discussed in the Annual Report on Form 10-K occur, our business, financial condition, results of operations or future growth could suffer.
If we do not develop new relationships and maintain our existing relationships with key customers and/or well-known market participants, our revenues could decline significantly and our operating results could be materially adversely affected.
We have developed strategic relationships with many well-known market participants in the hardlines and lumber vertical market and the automotive parts aftermarket. For example, we are a preferred and/or a recommended business management solutions provider for the members of the True Value Company and Do it Best Corp. cooperatives and Aftermarket Auto Parts Alliance, Inc. We believe that our ability to increase revenues depends in part upon maintaining our existing customer and market relationships, including exclusive, preferred and/or recommended provider status, and developing new relationships. We may not be able to renew or replace our existing licensing agreements upon expiration or maintain our market relationships that allow us to market and sell our products effectively. In June 2008, our exclusive systems and services marketing agreement with Ace Hardware Corp. (“Ace”) expired. Ace announced to its members that Activant will continue to be a preferred option for its members and that our system will continue to be recommended as a retail store system. We continue to exclusively support members of Ace that currently use our systems. However, going forward we may not be the only recommended system provider for Ace’s new members or members electing to transition to a new system provider. The loss or diminishment of key relationships, such as this, in whole or in part, could materially adversely impact our business.
Our future success is substantially dependent on the continued service of our key management personnel.
Our success and ability to implement our business strategy, including integrating acquisitions, depends upon the continued contributions of our management team and others, including our technical employees. The loss of the services of our senior management, particularly Pervez A. Qureshi, our Chief Executive Officer, could make it more difficult to successfully operate our business and achieve our business goals. We may also be unable retain existing management, attract other qualified managerial, technical, sales and client support personnel that are critical to our success, which could result in harm to our customer and employee relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. In the past two years, we have experienced significant turnover in the roles of chief financial officer, controller and other key positions in our finance and accounting departments. There is significant competition for such personnel, and there can be no assurance that we will be able to attract and/or retain suitably qualified employees. This turnover and inability to hire and retain qualified personnel could adversely impact our results of operations and business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits to this report are as follows:

Exhibit
No.	Description
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Pervez A. Qureshi

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Pervez A. Qureshi

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco

*	Exhibit is filed herewith.

**	Exhibit is furnished herewith. This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 8th day of August 2008.

ACTIVANT SOLUTIONS INC.

By:	/s/ KATHLEEN M. CRUSCO

Kathleen M. Crusco
Senior Vice President and Chief Financial Officer
(Principal Financial and Duly Authorized Officer)