Form 10-K
period 2008-09-30
ACTIVANT SOLUTIONS INC /DE/
filed 2008-12-19
CIK 1059103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☑ No ☐
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑ Although Activant Solutions Inc. is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act, the company has filed all Exchange Act reports for the preceding 12 months.
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
No public trading market exists for the common stock, par value $0.01 per share, of Activant Solutions Inc. The aggregate market value of the common stock held by non-affiliates of the registrant was zero as of March 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter. All of the outstanding shares of common stock, par value $0.01 per share, of Activant Solutions Inc. are held by Activant Group Inc., the registrant’s parent company.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 19, 2008
Common Stock, par value $0.01 per share	10 shares
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. None

ACTIVANT SOLUTIONS INC.
ANNUAL REPORT ON FORM 10-K
For the year ended September 30, 2008

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
USE OF TRADEMARKS AND TRADENAMES
Several trademarks and tradenames appear in this Annual Report on Form 10-K. Activant, the Activant stylized logo design, J-CON, VISTA, AConneX, PartExpert, Activant Eagle, Activant Falcon, Activant Cover-to-Cover, Activant iNet, ePartExpert, ePartInsight, Interchange, Labor Expert, BuyerAssist, Prelude Systems, Speedware and Prophet 21 and Eagle are registered trademarks of ours. Other trademarks of ours include Activant Eclipse, Activant Silk, Activant B2B Seller, Activant Vision, Activant Prism, Activant Service Intervals Plus, Activant Price Updating, Trading Partner Connect, Ultimate, Series 12, Eclipse, Falcon, CSD, IDW, IDX, LOADSTAR, iNet, Version 2, 4GL, ECS Pro, Dimensions, Prelude, Silk, TPW, CommerceCenter, and Vision. Windows is either a registered trademark or tradename of Microsoft Corporation in the United States and/or other countries. Other trademarks and tradenames are used in this report, which identify other entities claiming the marks and names of their products. We disclaim proprietary interest in such marks and names of others.

PART I
ITEM 1 — BUSINESS
On May 2, 2006, Activant Group Inc. (formerly known as Lone Star Holding Corp.), a Delaware corporation, or Activant Group, Lone Star Merger Corp., or Merger Sub, and Activant Solutions Holdings Inc., or Holdings (the “Predecessor Company”), consummated a merger, whereupon Holdings became wholly owned by Activant Group, which in turn is wholly owned by investment funds affiliated with Hellman & Friedman LLC, or Hellman & Friedman, Thoma Cressey Bravo, Inc., or Thoma Cressey, and JMI Equity, and certain members of our management. Following the merger, on May 2, 2006, Holdings merged with and into Activant Solutions Inc., with Activant Solutions Inc. continuing as the surviving corporation and wholly-owned subsidiary of Activant Group. These mergers are referred to as the “mergers” and the transactions related to the mergers are referred to collectively as the “transactions.” The transaction was treated as a purchase and thus the assets and liabilities were recorded at their fair value as of the closing date. Activant Group was incorporated on March 7, 2006 for the purpose of acquiring Holdings and did not have any operations prior to May 2, 2006 other than in connection with the Holdings acquisition. Activant Solutions Inc., or Activant, was incorporated in 1972 under the name of Triad Systems Corporation. In 1997, it merged into CCI Acquisition Corp., becoming a Delaware corporation named Cooperative Computing, Inc., and in October 2003, it changed its name to Activant Solutions Inc. Unless the context otherwise requires, references in this report to “we,” “our,” “us” and the “Company” refer to Activant Solutions Inc. and its consolidated subsidiaries.
Overview
We are a leading provider of business management solutions to distribution and specialty retail businesses. With over 35 years of operating history, we have developed substantial expertise in serving businesses in three primary vertical markets: hardlines and lumber, wholesale distribution and the automotive parts aftermarket. The vertical markets we serve have the shared characteristic of being complex distribution and retail businesses with advanced inventory management needs. Using a combination of proprietary software and extensive expertise in these vertical markets, we provide complete business management solutions consisting of tailored systems, product support, content, supply chain products and services and professional services designed to meet the unique requirements of our customers. Our fully integrated systems and services include point-of-sale, inventory management, general accounting, e-commerce, warehouse automation, and product data that enable our customers to manage their day-to-day business operations. We believe our solutions allow our customers to increase sales, boost productivity, operate more cost efficiently, improve inventory turns and enhance trading partner relationships.
We have built a large base of approximately 14,500 customers on product support, operating in approximately 30,000 business locations. In addition, our electronic automotive parts and applications catalog is used in approximately 27,000 business locations (a subset of which includes certain product support customers). We have developed strategic relationships with many well-known and influential market participants in each of our primary vertical markets, such as Ace Hardware, True Value Company and Do it Best Corp. in the hardlines and lumber vertical market, Netplus and NISSCO for the wholesale distribution vertical market, and the Aftermarket Auto Parts Alliance, Inc. in the automotive vertical market. In addition, we have licensing agreements with many well-known participants in each of the vertical markets we serve, including the Industry Data Exchange Association in the wholesale distribution vertical market and O’Reilly Automotive, Inc. in the automotive vertical market. No single customer represents more than 10% of our total sales. Based on number of customers and revenues, we believe we have the leading market position in the United States serving the independently owned and operated hardlines and lumber vertical market and the automotive vertical market. We also believe we are one of the leading providers of business management solutions to the domestic wholesale distribution vertical market.
Market Opportunity
We focus our products and services on distribution and specialty retail customers that operate in three primary vertical markets: hardlines and lumber, wholesale distribution and the automotive parts aftermarket. We believe that these businesses are increasingly taking advantage of information technology to more effectively manage their operations.
We have identified a number of common factors driving this demand for technology solutions within our vertical market customers:
•
Need for turnkey business management solutions with vertical specific functionality. We believe that software applications from vendors such as Intuit Inc., Microsoft Corporation, Oracle Corporation, The Sage Group plc and SAP AG, with a broad, general or horizontal approach, do not adequately address the needs of businesses that have specific functionality requirements. In addition, our typical customer generally does not have a dedicated technology team to plan, purchase, integrate and manage information technology solutions. As a result, these businesses prefer a single vendor to provide and support a large portion of their information technology infrastructure, which includes software and product support and may extend to hardware, network management, professional services, and content and supply chain services.

•
Complex supply chains. Our customers operate in markets that have multi-level supply chains consisting of service dealers, builders and other professional installers and “do it yourself” users that purchase parts or products from local or regional stores and distributors. These businesses, in turn, are connected to one or more warehouses or distributors, which, in turn, are connected to manufacturers. Many of these connections are now Internet-based to facilitate e-commerce. Businesses with complex supply chains require more sophisticated, tailored systems and services to operate efficiently.

•
Inventory management. Our customers operate in complex distribution and retail environments and manage, market and sell large quantities of diverse types of products, requiring them to manage extensive inventory. Their ability to track and manage that inventory more efficiently can improve their operational and financial performance.

•
Need for modern technology. Many of the systems currently in use in the vertical markets that we serve are older, character-based or in-house systems with limited extensibility or flexibility. These businesses will need to replace their older systems over time with more modern, comprehensive business management solutions.

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

Our Business Model
We are a leading provider of business management solutions to distribution and specialty retail businesses. With over 35 years of operating history, we have developed substantial expertise in serving businesses with complex distribution and retail requirements in three primary vertical markets: hardlines and lumber, wholesale distribution and the automotive parts aftermarket. For reporting purposes, we consider each of these vertical markets separate segments. For the year ended September 30, 2008, our Hardlines and Lumber, Wholesale Distribution, and Automotive segments accounted for approximately 35.2%, 39.7% and 20.3%, respectively, of our revenues. We also derive revenue from our Productivity Tools business, which we include in Other.
•
The hardlines and lumber vertical market consists of independent hardware retailers, home improvement centers, paint, glass and wallpaper stores, farm supply stores, retail nurseries and garden centers, independent lumber and building material dealers, and pharmacies, primarily in the United States.

Independent retailers are often affiliated with cooperatives, distributors and buying groups, such as Ace Hardware Corp., Do it Best Corp., True Value Company, Orgill Inc, and Lumbermen’s Merchandising Corporation, that enable members to compete through optimized product assortment, buying power, brand and member wide customer loyalty programs and promotions, along with the incorporation of best business practices. These cooperatives, distributors and buying groups also influence the information technology buying decisions of their large groups of members. We work to ensure that these key influencers are aware of and recommend our products and services. National chains that are generally larger than our customers, such as The Home Depot, Inc., Lowe’s Home Centers, Inc. and Menard, Inc., generally utilize advanced information technology solutions within their businesses. Their adoption of advanced technology often creates demand within our hardware and lumber market for similar solutions.

•
The wholesale distribution vertical market consists of distributors of a range of products including electrical supply, plumbing, medical supply, heating and air conditioning, tile, industrial machinery and equipment, industrial supplies, fluid power, janitorial and sanitation products, paper and packaging, and service establishment equipment vendors, primarily in the United States. The business of wholesale distributors revolves around tracking and managing product inventory and servicing customers with high service level requirements, requiring product knowledge and availability, flexible delivery schedules, returns management and complex invoicing. In addition, wholesale distributors operate in multiple locations. The ability to manage these operations with a single inventory management system is essential to the success of their business. Wholesale distributors are increasingly using more sophisticated information technology systems to improve inventory turns, increase sales, reduce carrying and other operating costs and improve customer service.

•
The automotive vertical market consists of customers involved in the manufacture, distribution, sale, and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks, and includes manufacturers, warehouse distributors, parts stores, professional installers and several chains in North America and Europe.

Participants in the automotive parts aftermarket are required to manage large quantities of data. There are over 5.5 million different stock keeping units, or SKUs, available to parts sellers. As a result, most automotive parts aftermarket participants require comprehensive inventory management systems and catalogs to keep track of these parts. In addition, consumer demand for same-day repair service and the need to quickly turn repair bays encourages professional installers to require prompt delivery of required parts from their suppliers. Therefore, the ability of either a warehouse distributor or parts store to identify the required part, access information about its part availability or the availability of an alternative part, identify the price of the part, enable ready order and supply communications with its customer, and then to promptly supply the required part is critical to its success.

•	Other primarily consists of our Productivity Tools business, which is involved with software migration services and application development tools.
Products and Services
Using a combination of proprietary software and extensive expertise in our primary vertical markets, we provide complete business management solutions consisting of tailored systems, product support, content, supply chain products and services, and professional services designed to meet the unique requirements of our customers. Our fully integrated systems and services include point-of-sale, inventory management, general accounting, e-commerce, warehouse automation, and product data that enable our customers to manage their day-to-day business operations. Our products and services consist of:
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

Systems
We offer systems consisting of proprietary vertical specific software applications, implementation and training and third-party software, hardware and peripherals. Our products provide in-store, retail, distributor and warehouse based solutions with fully integrated applications that help manage the workflows and data relating to a customer’s typical sales transactions and automate and streamline a customer’s inventory, sales and distribution operations. These applications include order management and fulfillment, barcode scanning and processing, inventory control, pricing, purchasing, accounts receivables and payables, special order processing, quote and bid processing, vendor and manufacturer communications, payroll, general ledger and credit and debit card authorization. The selling price of our products depends on a variety of factors, including the number of locations and users and the product requirements of the customer.
In addition, we offer add-on modules to our customers to enhance the capabilities of our products. The modular design of our add-on modules, such as business intelligence, credit card signature capture and delivery tracking, provides our customers with flexibility to deploy or implement our offerings individually or incrementally.
When we sell and license a new system or add-on module, our professional services team works to minimize disruption during the conversion process and to help optimize our customers’ use of the product by training them to use the primary and specialized features of the software. In addition, we integrate most of our products with hardware components and software products of third-party vendors prior to distributing the products to our customers. We primarily use Dell Inc.’s industry standard server and workstation hardware to power our software solutions. In addition, we offer hardware solutions from International Business Machines Incorporated and Hewlett-Packard Company for certain of our solutions.
The following outlines our primary systems offerings:
•
Activant Eagle. Our Activant Eagle product is designed for small and medium sized businesses across multiple vertical markets, including hardware and home center, automotive jobbers and distributors, lumber and building materials, pharmacies, and lawn and garden centers.

•	Activant Eclipse. Our Activant Eclipse product is a fully integrated, real-time business management solution targeted for, but not limited to, plumbing and electrical wholesale distributors.
•	Activant ECS Pro. Activant ECS Pro is a comprehensive distribution management system for lumber and building materials suppliers targeted primarily to the needs of the production builder market.
•	Activant Falcon. Our Activant Falcon product is designed for large multi-location hardlines and lumber operations.

•
Activant Prelude. The Activant Prelude product fully integrates a distributor’s operations. The solution allows immediate transfer of information between departments and permits flexible on-line inquiry into virtually any kind of information.

•
Activant Prism. Activant Prism is a proven, easy-to-use distribution management system designed to meet the needs of both single store and multi-location jobber and distributor businesses in the automotive parts aftermarket.

•
Activant Prophet 21. Our Activant Prophet 21 product, formerly known as CommerceCenter, is designed for distributors across multiple segments of the wholesale distribution vertical market including but not limited to industrial, electrical, fastener, fluid power, tile and floor covering, heating and air conditioning, and medical supply, plumbing and janitorial supply.

•
Activant Silk/Dimensions Canada. Our Activant Silk/Dimensions Canada products are designed for small and medium sized stores across multiple vertical markets within Canada, including hardware and home center, lumber and building materials and its sub-verticals.

•	Activant Vision. Our Activant Vision product is designed for, and targeted to, local, regional and national warehouse distributors in the automotive parts aftermarket and office product market.
In addition to our primary system offerings, we also service and maintain additional legacy systems. Although we do not actively market and sell these legacy systems, we do from time-to-time respond to specific customer requests for such systems. These legacy systems include the following:
•	Automotive Aftermarket — J-CON , Series 12, Eclipse for Automotive, A-DIS, Ultimate
•	Lumber Dealers — CSD, Dimensions, Version 2, 4GL
•	Wholesale Distributors — Acclaim, XL, Array, DISC, D2K, FasPac, SDI, StanPak, Turns
Currently, we realize significant product support revenues from customers using these products. We have also developed upgrade and conversion paths to our primary system offerings for the customers on our legacy products.
We also offer business products including standard and custom third-party record keeping and sales forms and other office supplies, primarily to our existing customer base. These forms and supplies include purchase order forms, checks, invoices, ink, toner and ribbons that are compatible with our software and hardware systems.
Services — Product Support
We provide comprehensive maintenance and customer support for each of our products. Our customers are principally independent businesses that require a high level of service, training and customer support to train users and to maintain their systems. We believe that we offer the broadest set of implementation and support services to businesses in our vertical markets. Our product support offerings include:
•
Access to Software Updates. We provide our product support customers with periodic software updates, which, among other things, provide bug fixes, selected functionality enhancements and efficiency improvements.

•
Advice Line Support. Our team of software and applications specialists provides customers with telephonic and web-based troubleshooting and other support related to our software and hardware products. This team provides technical and industry specific support for our systems through real time diagnostics, access to our extensive knowledge base and assistance in optimizing our customers’ usage of our systems for their businesses. We offer our customers several service plan options to accommodate their support needs and requirements for their businesses. In addition, our product development team is available to address the most complex systems issues.

•
Nationwide Hardware and Networking Specialists. Our field service team can be dispatched throughout North America to diagnose and repair hardware and software on-site. We believe that this team of service professionals provides us with a competitive advantage. Because these services are provided on-site, the customer often develops a working relationship with its hardware and networking specialist. We do not believe any of our primary competitors offers nationwide on-site support and service.

•	Server and Peripheral Repair. We support server and peripheral repair via overnight exchange and other programs from our repair facility and through outsourced peripheral repair services.
We offer web-based and email product support that allows customers direct access to a call tracking system, online product training courses and an online knowledge base. These features allow customers to request support services, review specific calls or their entire call history, increase employee system knowledge through online coursework or search a knowledge base to obtain ready answers to questions. Virtually all new systems customers subscribe to product support and generally continue to subscribe as long as they use the system. Product support subscriptions vary from a monthly to an annual basis depending on the product, and the subscription fees vary by system size, number of users and configuration. In addition, we offer seminars and workshops to assist customers in understanding the capabilities of their systems. We strive to provide comprehensive information technology support to small and medium sized business customers to build customer relationships, enhance customer satisfaction and maximize customer retention rates.
Services — Content and Supply Chain
Our content and supply chain products and services include database services with information and reports related to point-of-sale activity, and connectivity services. These services are specific to the retail and wholesale trade vertical markets we serve and complement our systems offerings.
We provide electronic catalogs, barcodes, related repair information and reports based on point-of-sale activity through a variety of data services. These proprietary database products and services generate recurring revenues through periodic (generally monthly) subscription fees and differentiate our products from those of our competitors. We offer data services to our automotive parts aftermarket customers, including warehouse distributors, manufacturers and parts stores and professional installers. Our principal content and supply chain products and services are:
•
Activant PartExpert/Activant ePartExpert and related products. Our electronic automotive parts and application catalog provides access to a database of over 300 million unique automobile part applications for approximately 7,000 automotive parts aftermarket product lines. These products significantly reduce the time consuming and cumbersome use of printed catalogs and are designed to increase productivity and accuracy in parts selection and handling. Our automotive systems are integrated with Activant PartExpert. For our Activant PartExpert product, we acquire, enter, clean, standardize and format data from over 900 nationally branded automotive parts manufacturers in an original, creative and unique manner. This data comes from manufacturers in paper or electronic format. We generally produce catalog updates on compact discs or DVDs approximately 10 to 12 times per year or make them available via online access.

•
Activant Interchange. Our electronic automotive, medium/heavy-duty truck, agricultural and commercial parts interchange product provides access to a database of over 16 million OEM-to-aftermarket and aftermarket-to-aftermarket interchange records.

•
Activant Cover-to-Cover. The Activant Cover-to-Cover add-on product provides extended automotive aftermarket part information to PartExpert and ePartExpert customers such as product images, specifications, installation instructions, warranty information and technical service bulletins.

•
Activant LaborExpert. Our Activant LaborExpert offering provides a powerful electronic labor-estimating tool based on the Mitchell labor database. This product is used primarily by the installer segment.

•
Activant Service Intervals Plus. Our Activant Service Intervals Plus offering provides access to a database of service intervals for both routine and severe service maintenance schedules. This product is used primarily by the installer segment.

•
Activant BuyerAssist. Our electronic automotive aftermarket buyer’s guide provides vehicle coverage listings, list price, package quantities, manufacturers’ popularity codes and per-car quantities. This product is used primarily by warehouse distributors and part store buyers and inventory managers.

•
Activant Price Updating. Our pricing distribution and updating services provide automated and timely automotive aftermarket part price information updating. These services are targeted primarily at warehouse distributors and parts stores. We acquire, enter, clean, standardize and format data from manufacturers and distributors with custom pricing, then securely distribute price updates via telecommunication or compact discs.

•
Activant ePartInsight. Our Activant ePartInsight service provides data hub capability that allows large buying groups to access inventory and sales information throughout the buying group simultaneously, which allows better visibility into product sales and inventory trends. This data warehouse product can be connected to our entire automotive parts aftermarket warehouse distributor and parts store products as well as third-party software.

•
Trading Partner Connect. Our Trading Partner Connect offering is an Internet trading network that streamlines the commercial process between distributors, their manufacturers and/or suppliers, and end users, thereby extending geographic reach of a distributor, increasing sales and improving customer service while helping to reduce operating costs. Through the Trading Partner Connect offering, distributors can access millions of items, helping to enable them to compete on a larger scale and improve customer service. Distributors further benefit from reduced costs related to electronic data interchange and surplus inventory. The Trading Partner Connect product also provides distributors with a web-based storefront designed to give end users online customer service as well as ordering capabilities 24 hours a day, seven days a week. The Trading Partner Connect product offers several components, including B2B Marketplace, B2B Buyer, B2B Alliance, B2B Gateway and B2B Seller.

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

•
Activant Vista. Our Activant Vista offering is targeted for manufacturers in all three of the vertical markets we serve. Information provided by the Activant Vista service gives manufacturers insight into how a specific product or brand is performing against its competitors and the market in general based upon actual point-of-sale information provided from our systems customers and consumer market surveys and through collaboration with other sources of industry sales data. We provide this data to our customers in a variety of formats.

•
IDW and IDX. Our IDW and IDX offerings are targeted at the wholesale distribution vertical market. They enable electrical parts manufacturers and warehouse distributors to exchange product information, purchase orders and related documents using electronic data interchange and Internet technologies.

•
Activant iNet. Our Activant iNet offering is targeted at the hardlines and lumber vertical market. The iNet product provides e-commerce capabilities to our customers such as the ability to conduct business online with their vendors and customers, including e-store ordering, invoicing and e-statement functionality.

•
Activant AConneX. We offer Internet-based communication services that connect the automotive parts aftermarket, ranging from manufacturers through warehouse distributors and parts stores to professional installers. Our flagship service, Activant AConneX, uses the Internet to allow communication between and among our software systems and other companies’ software systems. The Activant AConneX service provides a communication link for transmission of parts orders from professional installers through eStore services and creates a parts trading network among parts stores and warehouse distributors. In addition, we offer an electronic data interchange interface between warehouse distributors and manufacturers.

•
Activant B2B Seller. The Activant B2B Seller offering is targeted at the wholesale distribution markets. The Activant B2B Seller product provides e-commerce capabilities to our customers such as the ability to conduct business online with their vendors and customers, including e-store ordering, access to product catalogs, and invoicing, e-statement, remittance and reporting functionality.

In addition to systems, product support and content and supply chain offerings, we offer our customers migration tools and services. We provide a complete suite of professional services and software tools for customers who wish to migrate their applications and databases from the Hewlett Packard e3000 to Unix or Windows platform systems. Hewlett-Packard Company has announced that it is extending sales and support for this platform through 2010 compared to 2008, as previously announced, which will likely result in a decline in our migration business as migrations will now likely be stretched over the longer remaining support period.
Competitive Strengths
We believe that the following factors have contributed to the strength of our systems revenues and our high customer retention rate.
•
Provide a Turnkey Business Management Solution to the Vertical Markets We Serve. Using a combination of proprietary software and extensive expertise in the vertical markets we serve, we provide complete solutions and services for our customers. Our solutions and services provide tailored systems, product support, professional services, and content and data services that are designed to meet the unique requirements of our customers and enable them to interact with us as a single vendor for their business management solutions.

•
Leading Market Position in the Vertical Markets We Serve. With over 35 years of operating history, we have developed substantial expertise in serving businesses with complex distribution and specialty retail requirements. Based on the number of our customers and our revenues, we believe we have a leading position in the United States serving the domestic hardlines and lumber vertical market and the automotive vertical market. We also believe we are one of the leading providers of business management solutions to the wholesale distribution vertical market in the United States.

•
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

•
Relationships with Well-Known Market Participants. We have developed strategic relationships with many well-known market participants in the hardlines and lumber vertical market and the automotive vertical market, including Ace Hardware Corp., Do it Best Corp., True Value Company and the Aftermarket Auto Parts Alliance, Inc. In addition, we have licensing agreements with many well-known participants in each of the vertical markets we serve, including the Industry Data Exchange Association and O’Reilly Automotive, Inc.

•
Flexible Systems Offerings. Depending on our customers’ size, complexity of business and technology requirements, we offer a range of systems offerings. For example, we offer our Activant Eagle product that, while still tailored to the vertical markets it is designed to serve, provides more standard functionality for customers with lower complexity of operations and technology needs. We also offer a higher-end business management solution for customers with more complex operations and technology needs. By providing flexible systems offerings, we are able to access a broader segment of the addressable market in each of the vertical markets we serve. In addition, the modular design of our add-on modules provides our customers with flexibility to deploy all of our add-on offerings at once or to implement our offerings individually or incrementally.

•
Large Base of Recurring Subscription Revenues. Product support and content and supply chain services revenues comprise nearly all of our services revenues. These revenues are generally recurring in nature since they are derived primarily from subscriptions to our support and maintenance services, our electronic automotive parts and applications catalog, databases, connectivity and other services. Services revenues accounted for approximately 59.4% of our total revenues for the year ended September 30, 2008. We believe that the generally recurring nature of our product support and content and supply chain revenues provides us with a more predictable and stable stream of revenues relative to systems revenues that are primarily one-time purchases. Virtually all new systems customers subscribe to product support and generally continue to subscribe as long as they use the system.

Sales and Marketing
We have dedicated sales groups for each of the hardlines and lumber, wholesale distribution and automotive vertical markets. Our sales and marketing strategy is to provide relevant business expertise to target customers by using sales representatives with strong industry specific knowledge.
Within these vertical markets, we use a combination of field sales, inside sales, value added resellers and national account programs. We seek to ally with large customers or groups of customers and leverage these program groups to assist us in selling to their members. Incentive pay is a significant portion of the total compensation package for all sales representatives and sales managers. Our field sales teams generally focus on identifying and selling to new customers, while our inside sales team focuses on selling upgrades and new software applications to our installed base of customers.
Our marketing approach is to develop strategic relationships with many of the well-known market participants in the vertical markets that we serve, including, Ace Hardware Corp., True Value Company and Do it Best Corp. cooperatives for the hardlines and lumber vertical market, Netplus and NISSCO for the wholesale distribution market, and the Aftermarket Auto Parts Alliance, Inc. for the automotive vertical market. In addition, we have agreements with many of the well-known participants in the vertical markets we serve, including the Industry Data Exchange Association and O’Reilly Automotive, Inc. This strategy includes obtaining endorsements, warehouse distributor relationships and other alliances. The goal of these programs is to enhance the productivity of the field sales team and to create leveraged selling opportunities for system sales and content and supply chain offerings. These relationships have allowed us to streamline our distribution channel and to reduce our direct sales costs.
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
Our customer base includes long-term customers using our older, character-based systems, as well as those who have upgraded to our most recently developed products running on Microsoft Windows, Linux, AIX and several UNIX platforms. A large portion of our current installed customer base is using older character-based systems, especially in the automotive vertical market. We believe there is a significant opportunity for us to migrate these customers to our current generation of systems offerings running on more modern technology platforms. We have developed our current generation of products to provide an efficient migration path for customers operating older systems while preserving existing functionality and offering significant advantages in ease of use and new e-commerce capabilities.
In the development of our software, we use industry standard tools such as .Net, Java, Microsoft and Progress toolsets and a variety of open source based technologies.
We also leverage a set of key technology relationships with third-party vendors to offer or facilitate a complete turnkey business management solution to our customers. We have relationships with several third-party vendors including (1) Dell Inc., International Business Machines Incorporated, Hewlett-Packard Company and Motorola (Symbol Technologies) for hardware platforms, (2) Microsoft Corporation for tools, operating systems and databases, (3) Progress Software for development tools, (4) Sterling Commerce and Inovis for electronic data interchange and (5) SonicWALL, Inc. for security solutions.

Intellectual Property
We have approximately 268 registered copyrights, 83 registered trademarks and 6 issued patents in the United States. We attempt to protect our intellectual property in a number of ways. First, we distribute, or enable access to, our proprietary software and database products through licensing agreements, which require licensees to acknowledge our ownership of the software and databases and the confidential nature of our proprietary information, and grant limited usage rights. Secondly, all of our personnel are required to assign to us all rights of such personnel to inventions, patents, works of authorship and confidential information developed in conjunction with their employment relationship and agree to keep confidential our proprietary information. Finally, we require that third parties receiving our confidential information execute a non-disclosure agreement.
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
Customers
For the year ended September 30, 2008, no single customer accounted for more than 10% of our total revenues.
Competition
The vertical markets we serve are highly fragmented and served by many competitors. In the vertical markets we serve, we primarily compete against smaller software companies with solutions for a single vertical market or with proprietary systems developed by or for industry participants. The key factors influencing customers’ technology purchase decisions in the vertical markets we serve include, among others: ability to provide a turnkey business management solution with vertical specific functionality, depth of vertical expertise, pricing, level of services offered, credibility and scale of the technology vendor and connectivity with chosen industry trading partners. Many of our smaller competitors offer solutions that contain fewer features and compete by pricing their products and services below our prices, which over time may impact our pricing and profit margins.
In the hardlines and lumber vertical market, we compete primarily with smaller, niche-focused companies, many of which target specific geographic regions. Some of our competitors in this vertical market include Spruce Computer Systems, Inc., eCommerce Industries, Inc. (ECi), and Progressive Solutions, Inc.
We compete with several other vertically-focused software providers in the wholesale distribution vertical market, including a division of Infor Global Solutions, Inc., and Sage Software. Other competitors include vertically-focused software vendors in the building material, distribution and manufacturing markets, as well as independent software vendors, software tool developers and vendors and database vendors in other markets.
In the automotive vertical market, we compete primarily with smaller software and content companies that operate regionally or in a specific niche of the market and with proprietary systems developed by or for industry participants. Some of our competitors in this vertical market include Autologue Computer Systems Inc., in systems, and WHI Solutions, Inc. in systems and content and data services. Genuine Parts Company (NAPA) and General Parts, Inc. (“GPI”) each offer its own branded solution to its respective company owned and independently affiliated stores.
Several large software companies have made public announcements regarding the attractiveness of various markets we serve and their intention to expand their focus in these markets, including Intuit Inc., Microsoft Corporation, Oracle Corporation, The Sage Group plc and SAP AG. As a result, we expect competition with these large software companies may increase in the future. Currently, these large software companies rarely compete directly with us except on larger, nationally focused transactions.
Suppliers
We purchase materials, supplies, product components, and products from a large number of vendors, generally all of which are competitively priced and readily available.

Employees
We have approximately 2,000 employees as of September 30, 2008. None of our employees are represented by unions. We have not experienced any labor problems resulting in a work stoppage and believe we have good relations with our employees.
Joint Venture
We own approximately 46% of the outstanding common stock of Internet Autoparts, Inc., or Internet Autoparts, a joint venture among us and some of our key customers and other investors, which was formed in May 2000. Internet Autoparts provides the automotive parts aftermarket with an Internet-based parts ordering and communications platform linking automotive service providers with wholesale distributors and other trading partners in the automotive parts aftermarket.
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
Internet Autoparts utilizes our web-based parts catalog, ePartExpert, and has access to our Internet communications gateway, AConneX, which provides ready communications among its various business platforms and third-party management systems. Our AconneX offering is available for licensing to third-party management systems in addition to Internet Autoparts. The licenses granted to Internet Autoparts provide for the payment to us of royalties based upon a percentage of net sales made by Internet Autoparts using the licensed technology. We have no commitment to invest additional funds in Internet Autoparts, although, we are obligated to provide service and support for our AConneX offering.
Segment Reporting
See Note 13 under the notes to our consolidated financial statements.

ITEM 1A — RISK FACTORS
Any of the following risks could materially and adversely affect our business, financial condition or results of operations. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially adversely affect our business, financial condition or results of operations.
The current credit crisis and unfavorable general economic and market conditions have negatively affected our customers and our business, and could continue to negatively affect our customers and materially adversely affect our results of operations and liquidity.
The current credit crisis and economic downturn is having a significant negative impact on businesses around the world, including ours. Although we believe that cash provided by operations and available borrowing capacity under our senior secured credit facility will provide us with sufficient liquidity through the current credit crisis, the impact of this crisis on our customers cannot be predicted and may be quite severe, including an inability or unwillingness to acquire new systems or add-on products or to continue their subscription to our services. These and other economic factors, such as consumer demand, unemployment, inflation levels and the availability of credit could have a material adverse effect on demand for our products and services and on our financial condition and operating results. We sell our systems and services to a large number of small and medium sized businesses. These businesses have been and are more likely to be impacted by unfavorable general economic and market conditions than larger and better capitalized companies. Furthermore, the businesses of our customers in the hardlines and lumber vertical market are affected by trends in the new housing and home improvements market, and our customers in the wholesale distribution vertical market are affected by trends in commercial construction and industrial production markets, which have been significantly adversely impacted by the recent financial crisis and the downturn in the housing industry and may be further harmed in the future by an increase in interest rates or a further decline in the general economy. Moreover, the global financial crisis and uncertainty in global economic conditions present additional risks and uncertainties that could negatively affect our business, results of operations and financial condition, including the following:
•
the demand for our products and services, and information technology generally, may decline as businesses may postpone, reduce or cancel spending in response to tighter credit, negative financial news, declines in income or asset values or economic uncertainty;

•	our customers may choose to defer payments or fail to pay amounts owed to us, even though they may have no contractual right to do so;

•
adverse economic conditions may promote consolidation in the industries in which our customers operate with such customer consolidation leading to reduced demand for our products and services by particular customers and more generally, greater pricing pressure and pressure to renegotiate existing contracts, replacement of our products in our installed base with competing products, and cancellations and reductions of previously planned customer purchases;

•	we may experience increased pricing competition for our products and services;

•	significant currency fluctuations could negatively affect our revenues, specifically those derived internationally;

•	the counterparty to the interest rate swap applicable to our senior secured term loan could fail to perform its obligations in accordance with the terms of our agreement; and

•
we may determine that the carrying value of our goodwill or amortizable intangible assets is not recoverable as a result of a decline in our future cash flows or slower growth rates in our industry, which could result in a significant impairment charge to reduce the carrying value of these assets.

We may be negatively affected by the financial crisis in the U.S. and global capital and credit markets.
We must maintain liquidity to fund our working capital, service our outstanding indebtedness and finance investment opportunities, such as the acquisitions of Silk Systems, Inc. in May 2007 and Eclipse Distribution Management System business (“Eclipse”) from Intuit Inc. in August of 2007. Without sufficient liquidity, we could be forced to curtail our operations or we may not be able to pursue new business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash and cash equivalents, and borrowings under our senior secured credit facility.
The capital and credit markets have been experiencing extreme volatility and disruption during the past year. These market conditions have, to a degree, affected our ability to borrow under our senior secured credit facility. On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. A Lehman Brothers subsidiary, Lehman Commercial Paper Inc. (“Lehman CPI”), is one of the lenders under our senior secured credit agreement, having provided a commitment of $7.0 million under the revolving credit facility, of which $3.5 million was outstanding as of December 15, 2008. Although we have made no request for funding under the revolving credit facility since the filing of the bankruptcy petition by Lehman Brothers, it is uncertain whether Lehman CPI will participate in any future requests for funding or whether another lender might assume its commitment. We currently believe that the other lenders under our senior secured credit agreement, as well as our other financial counterparties, will be able to fulfill their respective obligations. There can be no assurance, however, that those other lenders or counterparties will not also experience a significant adverse event that could impact their abilities to fulfill their obligations to us.
Moreover, the commercial lending market during much of the year, and particularly since the Lehman Brothers bankruptcy, has experienced unprecedented levels of contraction, with very few new loans being originated or refinancings taking place. It is unlikely based on the current lending environment that we could at this time access significant additional capital in the credit markets on terms acceptable to us. It is unclear at this point when that situation will change. Even if the credit markets improve, the availability of financing will depend on a variety of factors, such as economic and market conditions, the availability of credit and our credit ratings, as well as the possibility that lenders could develop a negative perception of our company or the vertical markets that we serve. We may not be able to successfully obtain any necessary additional financing on favorable terms, or at all.
Our substantial indebtedness could adversely affect our business.
We have a substantial amount of indebtedness. As of September 30, 2008, we had total debt of $617.1 million and $16.5 million or $20.0 million, depending upon whether Lehman CPI will participate in any future requests for funding or whether another lender might assume its commitment, was available for additional borrowing under our senior secured credit facility, including letters of credit up to a maximum of $5.0 million. At September 30, 2008, our total debt consisted of $422.1 million aggregate principal amount outstanding of term loans due 2013, $175.0 million of 9.5% senior subordinated notes due 2016 and $20.0 million of borrowings under our revolving credit facility due 2011. Our substantial indebtedness has important consequences, including:
•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facilities, will be at variable rates of interest;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, other general corporate requirements and acquisitions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry;

•	placing us at a competitive disadvantage compared to our competitors with less indebtedness; and

•	placing us at risk of failure to comply with our covenants and defaulting on our debt obligations, thereby leading to an impairment of our liquidity.
In addition, our senior secured credit agreement and the indenture governing the senior subordinated notes permit us to incur substantial additional indebtedness in the future. For example, we utilized $20.0 million of our $40.0 million revolving credit facility in conjunction with the acquisition of Eclipse in August 2007. If new indebtedness is added to our and our subsidiaries’ current debt levels, the risks described above would intensify.
We may be unable to service our indebtedness.
Our ability to make scheduled payments on or to refinance our obligations with respect to our indebtedness depends on our financial and operating performance, which are affected by general economic, financial, competitive, business and other factors beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our senior secured credit facility in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our debt or sell certain of our assets on or before the maturity of our debt. We may not be able to restructure or refinance any of our debt on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.
Our operations are substantially restricted by the terms of our indebtedness, which could adversely affect us, and in the event of a default, if not waived or cured, all of our borrowings could become immediately due and payable.
Our senior secured credit agreement and the indenture governing our senior subordinated notes contain a number of significant covenants. These covenants limit our ability and the ability of our restricted subsidiaries to, among other things:
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
Our senior secured credit agreement requires us to meet certain financial tests, including covenants that require us to satisfy a maximum total leverage ratio of consolidated total debt to adjusted EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the senior subordinated notes and our senior secured credit facilities) and a minimum interest coverage ratio of adjusted EBITDA to consolidated interest expense, and other financing conditions tests, which become increasingly stringent over the term of the senior secured credit facility. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Covenant Compliance.” Based on our forecasts for the remainder of fiscal year 2009, which incorporate continued economic weakness in our business and our vertical markets, we currently anticipate that we will be able to meet or exceed these financial tests and covenants during this period. This expectation is based on continued cost cutting initiatives which we are implementing as well as our other cost and revenue expectations for the remainder of fiscal year 2009. Should the current economic recession cause our business or our vertical markets to deteriorate beyond our expectations or should our cost cutting initiatives prove insufficient we may not be able to satisfy these financial tests and covenants.
The failure to comply with any of these covenants or tests would cause a default under our senior secured credit facilities. A default, if not waived or cured, could result in acceleration of the outstanding indebtedness under our senior secured credit facilities and our senior subordinated notes, in which case our debt would become immediately due and payable. In addition, a default or acceleration of indebtedness under our senior secured credit facilities or our senior subordinated notes could result in a default or acceleration of other indebtedness we may incur in the future with cross-default or cross-acceleration provisions. If this occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be available on terms that are acceptable to us, particularly given the current crisis in the debt market in which the general availability of credit is substantially reduced and the cost of borrowing is generally higher with more restrictive terms. Furthermore, if we are required to amend our senior secured credit agreement, we may be required to pay significant amounts to obtain a waiver or the lenders thereunder may require that interest rates applicable to our loans increase as a condition to agreeing to any such amendment. Either such event could harm our financial condition.
In order to help ensure compliance with our covenants under our senior secured credit facilities we may take additional actions in the future to modify our operations or capital structure, including implementing additional cost cutting initiatives. In addition, in the event a default of the financial tests required by our senior secured credit facilities occurs, we may (but no more than two times in four fiscal quarters) cure the default by raising equity capital from our existing investors in an amount sufficient to pass, but not to exceed, the financial test. While we believe that these additional remedies provide us with some additional flexibility in maintaining compliance with our tests and covenants, they do not assure us that we will not find ourselves in violation of these tests and covenants. If repayment under our senior secured credit agreement is accelerated, we cannot assure you that we would have sufficient assets or access to credit to repay our indebtedness.
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
We have developed strategic relationships with many well-known market participants in the hardlines and lumber vertical market, wholesale distribution and the automotive vertical markets. For example, we are a preferred and/or a recommended business management solutions provider for the members of the True Value Company and Do it Best Corp. cooperatives and Aftermarket Auto Parts Alliance, Inc. We believe that our ability to increase revenues depends in part upon maintaining our existing customer and market relationships, including exclusive, preferred and/or recommended provider status, and developing new relationships. We may not be able to renew or replace our existing licensing agreements upon expiration or maintain our market relationships that allow us to market and sell our products effectively. In June 2008, our marketing, distribution and development agreement with Ace Hardware Corp. (“Ace”) expired. This agreement had provided that we would be the exclusive systems and services provider to Ace members. Ace announced to its members that Activant will continue to be an option for its members and that our system will continue to be recommended as a retail store system. We continue to support members of Ace that currently use our systems. However, going forward we may not be the only recommended system provider for Ace’s new members or members electing to transition to a new system provider. The loss or diminishment of key relationships, such as this, in whole or in part, could materially adversely impact our business.
Approximately 59.4% of our total revenues for the year ended September 30, 2008 was derived from product support, content and supply chain services and other services, which generally are subscription-based and not governed by long-term contracts, and therefore, if our current customers do not continue their subscriptions, our revenues could decline significantly and our operating results could be materially adversely affected.
Our product support and content and supply chain services are typically provided on a subscription basis, subject to cancellation on 30 to 60 days’ notice without penalty. Accordingly, our customers may not continue to subscribe to our services. As we stop actively improving and selling several of our older systems, we experience reduced rates of customer retention, which has been particularly evident in the automotive vertical market. These developments have resulted in a decrease in our automotive parts aftermarket product support revenues of $1.9 million, or 7.3%, from the year ended September 30, 2007 as compared to the year ended September 30, 2008. We expect the decreases in automotive parts aftermarket product support revenues to continue, although we cannot predict with certainty the magnitude and timing of future decreases. We believe that the magnitude of these declines may be exacerbated by the current economic recession.
Our future success is substantially dependent on the continued service of our key management personnel and integration of new members of our senior management replacing those members of our senior management who either left us in 2007 or transferred to new positions within the Company. If we are unable to integrate our new members of senior management, there could be a negative effect on our ability to operate our business.
Our success and ability to implement our business strategy, including integrating acquisitions, depends upon the continued contributions of our management team and others, including our technical employees. Mr. Paul H. Salsgiver, Jr. joined us as our new Executive Vice President and General Manager, Hardlines and Lumber, on September 8, 2008, replacing Mr. Stephen Bieszczat, who had been named Senior Vice President and Acting General Manager, Hardlines and Lumber. In addition, Mr. Kevin V. Roach joined us as our new Executive Vice President and General Manager, Wholesale Distribution on September 29, 2008, replacing Mr. Stephen A. McLaughlin, who transferred to the role of Senior Vice President of Strategic Accounts and finally, Mr. Iain (“Skip”) W. Paterson, Jr. joined us as our new Senior Vice President of Human Resources on May 1, 2008, replacing Ms. Beth Taylor, who passed away on November 23, 2007. In addition, in the past two years, we have experienced significant turnover in the roles of chief financial officer, corporate controller and other key positions in our finance and accounting departments. There is significant competition for such personnel, and there can be no assurance that we will be able to attract and/or retain suitably qualified employees. Further changes in management or the loss of the services of our senior management, particularly Mr. Pervez A. Qureshi, our Chief Executive Officer, could make it more difficult to successfully operate our business and achieve our business goals. In addition, our future success also depends on the performance and integration of our new senior management and our ability to attract and retain qualified personnel. We may be unable retain existing management, attract other qualified managerial, technical, sales and client support personnel that are critical to our success, which could result in harm to our customer and employee relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. This turnover and inability to hire and retain qualified personnel could adversely impact our results of operations and business.
Our new Activant Eagle and Activant Vision product extensions for automotive are key elements to our strategy to re-establish growth in the automotive vertical market, and if these product extensions do not gain market acceptance within that market our future growth and operating results could be adversely affected.
A component of our business strategy is to re-establish growth in automotive through the introduction of new systems and services. We have developed a version of our Activant Eagle product, a Windows-based system that has versions currently targeted at the hardlines and lumber vertical markets, to now target the automotive vertical market. In the event our version of Activant Eagle for the automotive parts aftermarket does not gain acceptance within that market, our future growth and operating results could be adversely affected. In addition, we have introduced the Activant Vision product, which we acquired in conjunction with our acquisition of The System House, Inc. in 2005. If we are unable to successfully introduce the Activant Vision product with features and reliability required for the automotive vertical market, our future growth and operating results could be adversely affected.

The costs and difficulties of integrating current and future acquisitions could impede our future growth, diminish our competitiveness and materially adversely affect our operations.
In May 2007, we acquired Silk Systems and in August 2007, we acquired Eclipse. These acquisitions increased the size and geographic scope of our operations. Additionally, we may pursue further acquisitions as part of our expansion strategy or to augment our sales, including additional acquisitions that extend our presence outside of North America. We cannot be certain that our current or future transactions will be successful and will not materially adversely affect the conduct, operating results or financial results of our business. With respect to any future acquisitions, we may be unable to identify additional potential acquisition targets, integrate and manage successfully any acquired businesses or achieve a substantial portion of any anticipated cost savings or other anticipated benefits from other acquisitions in the timeframe we anticipate, or at all. In addition, many transactions are subject to closing conditions, which may not be satisfied, and transactions may not be successfully completed even after their public announcement. Acquisitions, including, Silk Systems and Eclipse, involve numerous risks, such as difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, market acceptance of our integrated product offerings, risks related to potential unknown liabilities associated with acquired businesses, personnel turnover and the diversion of management’s attention from other business concerns. Acquisitions of foreign businesses involve numerous additional risks, including difficulty enforcing agreements and collecting receivables under foreign laws and regulations, unexpected political, legal, trade or economic changes or instability, more stringent regulatory requirements or rules relating to labor or the environment, difficulty enforcing our intellectual property rights and increased exposure to foreign exchange rate fluctuations. We generally have paid cash for our recent acquisitions, including Silk Systems and Eclipse. Any future acquisitions may involve further use of our cash resources, the issuance of equity or debt securities and/or the incurrence of other forms of debt.
A significant portion of our total assets consists of goodwill and other intangible assets, which may be subject to impairment charges in the future depending upon the financial results of our business.
Approximately $598.5 million of the purchase price paid in connection with the transactions completed in May 2006 was allocated to acquired goodwill. Approximately $69.7 million of the purchase prices for Silk Systems and Eclipse was also allocated to acquired goodwill. In addition, in conjunction with the adoption of FIN No. 48 and the identification of additional pre-acquisition income tax liabilities, we recorded a decrease to goodwill of approximately $6.0 million. We also have intangible assets with a net carrying amount of $217.1 million as of September 30, 2008. Under current accounting guidelines, acquired goodwill and other intangible assets must be assessed for impairment at least annually and potentially more frequently, when conditions exist or events occur that indicate the value of our goodwill and other intangible assets may be impaired. Based on the weakness in the economic environment we may possibly need to perform a test for goodwill impairment in the first quarter of fiscal 2009. In the future, if our business does not yield expected financial results we may be required to take charges to our earnings based on this impairment assessment process, which could materially adversely affect our financial position.
We rely on third-party information for our electronic automotive parts and applications catalog and we are increasingly facing pressure to present our electronic automotive parts and applications catalog in a flexible format, each of which could expose us to a variety of risks, including increased pressure on our pricing.
We are dependent upon third parties to supply information for our electronic automotive parts and applications catalog. Currently, we obtain most of this information without a contract. In the future, more third-party suppliers may require us to enter into a license agreement and/or pay a fee for the use of the information or may make it more generally available to others. For example, an industry association is currently developing a data collection format that would make this information more accessible to consumers and provide it in a more usable format. We rely on this third-party information to continually update our catalog. In addition, as a result of competitive pressures and technical requirements, we may be required to provide our electronic automotive parts and applications catalog in a flexible format, which could make it more difficult for us to maintain control over the way information presented in our catalog is used. Any change in the manner or basis on which we currently receive this information or in which it is made available to others who are or who could become competitors could have a material adverse effect on our electronic automotive parts and applications catalog business, which could have a material adverse effect on our business and results of operations.
If our existing customers who operate systems that we no longer actively sell do not upgrade or delay upgrading to our current generation of systems or upgrade to a system not sold by us, or if they opt to operate their systems without continuing their subscription to our services, our operating results could be materially adversely affected.
Approximately half of our existing customers currently operate systems that we service and maintain but do not actively sell. Although we have developed upgrade paths to newer technologies for substantially all of these older systems, we cannot predict if or when our customers will upgrade to these newer technologies. If our customers do not upgrade or delay the upgrade cycle, or if they upgrade to a competitive system, or if they terminate their subscription to our services (either by operating their systems without any outside services or by securing services from a supplier other than us), our systems sales and services revenues and operating results could be materially adversely affected.

We compete with many other technology providers in connection with the sale of our business management solutions to the retail and wholesale distribution market and our failure to effectively compete may negatively impact our market share and/or revenue.
The vertical markets we serve are highly fragmented and served by many competitors. In the vertical markets we serve, we primarily compete against smaller software companies with solutions for a single vertical market or with proprietary systems developed by or for industry participants. The key factors influencing customers’ technology purchase decisions in the vertical markets we serve include, among others: ability to provide a turnkey business management solution with vertical specific functionality, depth of vertical expertise, pricing, level of services offered, credibility and scale of the technology vendor and connectivity with chosen industry trading partners. Many of our smaller competitors offer solutions that contain fewer features and compete by pricing their products and services below our prices, which over time may impact our pricing and profit margins.
In the hardlines and lumber vertical market, we compete primarily with smaller, niche-focused companies, many of which target specific geographic regions. Some of our competitors in this vertical market include Spruce Computer Systems, Inc., eCommerce Industries, Inc. (ECi), and Progressive Solutions, Inc.
We compete with several other vertically-focused software providers in the wholesale distribution vertical market, including a division of Infor Global Solutions, Inc., and Sage Software. Other competitors include vertically-focused software vendors in the building material, distribution and manufacturing markets, as well as independent software vendors, software tool developers and vendors and database vendors in other markets.
In the automotive vertical market, we compete primarily with smaller software and content companies that operate regionally or in a specific niche of the market and with proprietary systems developed by or for industry participants. Some of our competitors in this vertical market include Autologue Computer Systems Inc., in systems, and WHI in systems and content and data services. Genuine Parts Company (NAPA) and General Parts, Inc. (“GPI”) each offer its own branded solution to its respective company owned and independently affiliated stores.
Several large software companies have made public announcements regarding the attractiveness of various markets we serve and their intention to expand their focus in these markets, including Intuit Inc., Microsoft Corporation, Oracle Corporation, The Sage Group plc and SAP AG. As a result, we expect competition with these large software companies may increase in the future. Currently, these large software companies rarely compete directly with us except on larger, nationally focused transactions.
Our present and future competitors may have greater financial and other resources than we do and may develop better solutions than those offered by us. If increased spending is required to maintain market share or a rapid technological change in the industry occurs, we may encounter additional competitive pressures, which could materially adversely affect our market share and/or profit margin.
Because of the varying sales cycles applicable to our systems sales, our quarterly systems revenues and other operating results can be difficult to predict and may fluctuate substantially.
Our systems revenues have increased from approximately 30.5% of our total revenues for fiscal year 2003 to approximately 40.6% of our total revenues for fiscal year 2008. We expect our systems revenues to continue to represent a material percentage of our total revenues. The sales cycle for our systems generally ranges from 90 days to 12 months, and it may be difficult to predict when a sale will close, if at all. It is therefore difficult to predict the quarter in which a particular sale will occur and to plan our expenditures accordingly.
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
Future consolidation among our customers and other businesses in the markets in which we operate may reduce our revenues, which would negatively impact our financial performance. In addition, we may not be successful in our strategy to expand the marketing of our systems to new retail and wholesale subvertical markets, such as pharmacies, which would negatively impact our financial performance.
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

We have begun to market our systems to new retail and wholesale subvertical markets, such as pharmacies. Although we have seen encouraging indications of acceptability of our Eagle system in the pharmacy subvertical, there can be no assurance that those early indications will develop into widespread acceptance, that we will be able to successfully compete against incumbent suppliers, or that we will successfully develop industry association relationships which will help lead to penetration of this new subvertical. If we are unable to expand into new subvertical markets, such as pharmacies, our financial performance may be negatively impacted.
If we fail to adequately protect our proprietary rights and intellectual property, we may incur unanticipated costs and our competitive position may suffer.
Our success and ability to compete effectively depend in part on our proprietary technology. We have approximately 268 registered copyrights, 83 registered trademarks and 6 issued patents in the United States. We attempt to protect our proprietary technology through the use of trademarks, patents, copyrights, trade secrets and confidentiality agreements. Legal protections for information products may be limited and technical means may not be available to protect against unauthorized use, access, display, reproduction or distribution. We may not be able to adequately protect our technology and competitors may develop similar technology independently.
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
We license and use software and information from third parties in our business. These third-party software and information licenses may not continue to be available to us on acceptable terms. In addition, these third parties may, from time to time, receive claims that they have infringed the intellectual property rights of others, including patent and copyright infringement claims, which may affect our ability to continue licensing their software or information. Our inability to use any of this third-party software and information could result in shipment delays or other disruptions in our business, which could materially and adversely affect our operating results.
Interruptions in our connectivity applications and our systems could disrupt the services that we provide and materially adversely affect our business and results of operations.
Certain of our customers depend on the efficient and uninterrupted operation of our software connectivity applications, such as AConneX and our web hosting services. In addition, our businesses are highly dependent on our ability to communicate with our customers in providing services and to process, on a daily basis, a large number of transactions. We rely heavily on our telecommunications and information technology infrastructure, as well as payroll, financial, accounting and other data processing systems. These applications and systems are vulnerable to damage or interruption from a variety of sources, including natural disasters, telecommunications failures and electricity brownouts or blackouts. If any of these systems fail to operate properly or become disabled, we could suffer financial loss, a disruption of our businesses, or damage to our reputation. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our connectivity applications or in these services. We have certain recovery plans in place to protect our businesses against natural disasters, security breaches, power or communications failures or similar events. At the same time, we have concluded it is not cost effective at this time to maintain any secondary “off-site” systems to replicate our connectivity applications, and we do not maintain and are not contractually required to maintain a formal disaster recovery plan with respect to these applications. Despite our preparations, in the event of a catastrophic occurrence, our disaster recovery plans may not be successful in preventing loss of customer data, service interruptions, disruptions to our operations or ability to communicate with our customers, or damage to our important locations. To the extent that any disruptions result in a loss or damage to our data center, telecommunications or information technology infrastructure, or our connectivity applications, it could result in damage to our reputation and lost revenues due to service interruptions and adverse customer reactions.

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
Generally, our international business is conducted in foreign currencies, principally the British pound, the Euro and the Canadian dollar. Fluctuations in the value of foreign currencies relative to the U.S. dollar will continue to cause currency transaction gains and losses. We cannot predict the effect of exchange rate fluctuations upon future operating results. We may experience currency losses in the future. We monitor our foreign currency exposure and, from time to time, will attempt to reduce our exposure through hedging. At September 30, 2008, we had no foreign currency contracts outstanding.
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
The interests of our controlling stockholders, may differ from the interests of our other security holders.
We are a wholly-owned subsidiary of Activant Group. Affiliates of Hellman & Freidman, Thoma Cressey and JMI Equity, which we refer to as the “sponsors,” beneficially own, in the aggregate, over 99% of Activant Group’s common stock and an affiliate of Hellman & Friedman beneficially owns the only authorized share of Activant Group’s Series A preferred stock. In addition, a stockholders agreement entered into by Activant Group, us and the sponsors prior to the mergers provides affiliates of Hellman & Friedman with the right to vote the shares of Activant Group common stock held by the other sponsors under certain circumstances. As a result of this ownership of common stock and the share of Series A preferred stock and the terms of the stockholders agreement, these affiliates of Hellman & Friedman are entitled to elect directors with majority voting power with respect to the Activant Group board of directors, to appoint new management and to approve most actions requiring the approval of the holders of outstanding Activant Group voting shares as a single class, including adopting most amendments to the Activant Group certificate of incorporation and approving mergers or sales of all or substantially all of our assets. These affiliates of Hellman & Friedman, through their control of Activant Group, control us and all of our subsidiaries that are guarantors of our senior subordinated notes.
The interests of the sponsors may differ from our other security holders in material respects. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the sponsors and their affiliates, as equity holders of Activant Group, might conflict with the interests of the holders of our senior subordinated notes. The sponsors and their affiliates may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to the holders of our senior subordinated notes, including the incurrence of additional indebtedness. Additionally, the indenture governing the senior subordinated notes permits us to pay fees, dividends or make other restricted payments under certain circumstances, and the sponsors may have an interest in our doing so.
The sponsors and their affiliates are in the business of making investments in companies and may, from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. You should consider that the interests of the sponsors may differ from yours in material respects. See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Item 13 — Certain Relationships and Related Transactions, and Director Independence.”
ITEM 1B — UNRESOLVED STAFF COMMENTS
None.

ITEM 2 — PROPERTIES
As of December 15, 2008, we leased a total of approximately 450,000 square feet of office and distribution space, approximately 400,000 square feet of which is located in the U.S. and the remainder in Canada, Ireland and the United Kingdom. Our principal executive offices are located at 7683 Southfront Road, Livermore, CA 94551. We consider our properties suitable for their present and intended purposes and adequate for our current level of operations.
As of December 15, 2008, our facilities consisted of the principal properties listed in the table below:

	Approx.
	Size (1)		Lease
Location	(Sq. ft.)	Description of Use	Termination

Livermore, California	86,300	Principal and management offices; product support; software development; data entry; sales; administrative	2012
Austin, Texas	76,300	Management offices; product support; software development; data entry; sales; administrative	2015
Yardley, Pennsylvania	65,000	Management offices; product support; software development; sales; administrative	2012
Westminster, Colorado	41,600	Management offices; product support; software development; sales; administrative	2011
Austin, Texas	23,300	Systems integration and distribution	2013
Hyannis, Massachusetts	20,400	Systems integration and distribution	2011
Greenville, South Carolina	19,400	Product support; software development; sales; administrative	2012
London, Ontario	15,300	Product support; software development; sales; administrative	2009
Montreal, Quebec	14,800	Management offices; product support; software development; sales; administrative	2010
Plano, Texas	13,300	Product support; sales; software development	2012
Austin, Texas	10,900	Hardware computer repair	2011
Austin, Texas	9,300	Data center	2013

(1)	This includes all leased properties in excess of 9,000 square feet. Locations of smaller square footage are not listed; however, they are included in the total square footage of 450,000.
ITEM 3 — LEGAL PROCEEDINGS
We are a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to our operations. We do not believe that such proceedings and actions will, individually or in the aggregate, have a material adverse effect on our results of operations, financial condition or cash flows.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established public trading market for any class of our common stock. All of our common stock is held by Activant Group. We have not declared or paid any cash dividends since fiscal year 2003 and do not currently have plans to do so in the foreseeable future. Our ability to pay any dividends in the future is limited by the terms of our senior secured credit agreement and the indenture governing our 9.5% senior subordinated notes due 2016. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Equity Compensation Plan Information
The following table provides certain information as of September 30, 2008, with respect to Activant Group’s equity compensation plans in effect on that date under which shares of Activant Group’s common stock are authorized for issuance.

Number of
securities remaining
available for future
	Number of securities	Weighted average	issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected in
	warrants and rights	and rights	column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by stockholders	7,143,157 (1)	$4.24	1,152,135
Equity compensation plans not approved by stockholders (2)	—	—	—

(1)
Includes shares of Activant Group’s common stock to be issued upon the exercise of options granted under the Activant Group Inc. 2006 Stock Incentive Plan and 333,334 shares of Activant Group’s common stock to be issued upon the exercise of certain rollover options granted to Mr. Pervez A. Qureshi in connection with the mergers.

(2)	As of September 30, 2008, we did not have any equity compensation plans that were not approved by Activant Group’s or our stockholders.
Purchases of Equity Securities of the Issuer and Affiliated Purchasers
Neither we nor any affiliated purchaser repurchased any of our equity securities in the fourth quarter of fiscal year 2008.

ITEM 6 — SELECTED FINANCIAL DATA
The following table sets forth our selected financial data for the years ended September 30, 2004, 2005, the periods from October 1, 2005 to May 2, 2006 and from May 2, 2006 (our “Inception”) to September 30, 2006, and the years ended September 30, 2007 and 2008. The balance sheet data as of September 30, 2007 and 2008, and the statement of operations data for the periods from October 1, 2005 to May 2, 2006 and from Inception to September 30, 2006 and the years ended September 30, 2007 and 2008 set forth below are derived from the audited consolidated financial statements of Activant Solutions Holdings Inc. (the “Predecessor Company”) and Activant Solutions Inc. (the “Successor Company”) included elsewhere herein. The balance sheet data as of September 30, 2004 and 2005 and the statement of operations data for the years ended September 30, 2004 and 2005 set forth below are derived from Predecessor Company audited consolidated financial statements that are not included herein. The selected financial data below should be read in conjunction with the section titled “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements included elsewhere herein.
Our and our Predecessor’s results of operations include the results of Speedware Corporation Inc. commencing after the consummation of the Speedware acquisition on March 30, 2005, the results of Prophet 21, Inc. commencing after the consummation of the Prophet 21, Inc. acquisition on September 13, 2005, the results of Silk Systems Inc. commencing after the consummation of the Silk Systems acquisition on May 31, 2007, and the results of Eclipse commencing after the consummation of the Eclipse acquisition on August 17, 2007. Accordingly, the results of operations are not directly comparable to periods prior to the acquisitions.
Effective October 1, 2007, and in connection with reorganizing our management and business structure along vertical markets, we revised our methodology for allocating certain infrastructure costs such as facilities, information technology (“IT”) support, and telecommunications expense. These infrastructure costs have been reclassified for all periods presented below to conform to the current period presentation. See Notes 1 and 13 to the accompanying Consolidated Financial Statements for additional information.

	Predecessor Company			Activant Solutions Inc.
	Year Ended	Year Ended	Period from	From Inception to	Year Ended	Year Ended
	September	September	October 1, 2005	September	September	September
(in thousands)	30, 2004	30, 2005	to May 2, 2006	30, 2006	30, 2007	30, 2008
Statements of Operations Data:
Revenues	$225,806	$265,991	$225,215	$164,190	$409,122	$426,369
Cost of revenues (exclusive of depreciation and amortization shown separately below)	98,536	120,053	98,573	73,906	183,111	187,610

Gross profit	127,270	145,938	126,642	90,284	226,011	238,759

Operating expenses:
Sales and marketing	31,596	38,076	31,276	24,828	64,473	64,039
Product development	15,562	21,379	23,297	16,987	40,652	44,258
General and administrative	22,884	26,141	16,976	10,590	27,732	31,517
Depreciation and amortization	16,584	16,114	15,511	11,773	29,735	37,254
Acquisition related costs	—	—	32,291	194	531	1,056
Restructuring costs	—	—	116	802	1,109	2,272

Total operating expenses	86,626	101,710	119,467	65,174	164,232	180,396

Operating income	40,644	44,228	7,175	25,110	61,779	58,363
Interest expense	(19,367)	(25,728)	(33,000)	(20,340)	(48,398)	(51,196)
Write-off of prior deferred financing costs	(524)	—	(15,994)	—	—	—
Premium on debt repurchase	—	—	(26,671)	—	—	—
Gain on sale of assets	6,270	—	—	—	—	—
Other income, net	305	428	733	335	1,529	1,258

Income (loss) before income taxes	27,328	18,928	(67,757)	5,105	14,910	8,425
Income tax expense (benefit)	10,561	5,645	(22,553)	2,025	9,987	4,804

Net income (loss)	$16,767	$13,283	$(45,204)	$3,080	$4,923	$3,621

Balance Sheet Data (at end of period):
Cash and cash equivalents	$32,065	$10,952		$36,383	$33,379	$64,789
Working capital	28,549	(3,752)		30,731	30,443	42,245
Total assets	188,905	569,437		967,686	1,053,481	1,032,718
Total debt, including current maturities	155,714	455,477		565,050	632,863	617,112
Stockholder’s equity (deficit)	(20,020)	(5,674)		247,673	256,194	259,316

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
On May 2, 2006, Activant Group Inc. (formerly known as Lone Star Holding Corp.), or Activant Group, Lone Star Merger Corp., or Merger Sub, and Activant Solutions Holdings Inc., or Holdings, consummated a merger, whereupon Holdings became wholly owned by Activant Group, which in turn is wholly owned by investment funds affiliated with Hellman & Friedman, Thoma Cressey and JMI Equity, and certain members of our management. Following the merger, on May 2, 2006, Holdings merged with and into Activant Solutions Inc., with Activant Solutions Inc., or the Successor Company, continuing as the surviving corporation and as a wholly-owned subsidiary of Activant Group. These mergers are referred to in this report as the “mergers” and the transactions related to the mergers are referred to collectively in this report as the “transactions.”
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
Overview
We are a leading provider of business management solutions to distribution and specialty retail businesses. With over 35 years of operating history, we have developed substantial expertise in serving businesses with complex distribution and retail requirements in three primary vertical markets: hardlines and lumber, wholesale distribution and the automotive parts aftermarket. For reporting purposes, we consider each of these vertical markets separate segments. The segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in the Financial Accounting Standards Board (“FASB”) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. We previously considered our segments along product lines. Effective October 1, 2007, we reorganized our management and business structure along vertical markets. Concurrent with this reorganization, we also revised our methodology for allocating certain infrastructure costs such as facilities, information technology (“IT”) support, and telecommunications expense. Accordingly, all prior periods have been reclassified to conform to the current period presentation. See Notes 1 and 13 to our consolidated financial statements for additional information.
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
•
The hardlines and lumber vertical market consists of independent hardware retailers; home improvement centers; paint, glass and wallpaper stores; farm supply stores; retail nurseries and garden centers; independent lumber and building material dealers; and pharmacies, primarily in the United States. For the year ended September 30, 2008, we generated approximately 35.2% of our total revenues from the hardlines and lumber vertical market.

•
The wholesale distribution vertical market consists of distributors of a range of products including electrical supply; plumbing; medical supply; heating and air conditioning; tile; industrial machinery and equipment; industrial supplies; fluid power; janitorial and sanitation products; paper and packaging; and service establishment equipment vendors, primarily in the United States. For the year ended September 30, 2008, we generated approximately 39.7% of our total revenues from the wholesale distribution vertical market.

•
The automotive vertical market consists of customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks, and includes manufacturers, warehouse distributors, parts stores, professional installers and several chains in North America and Europe. For the year ended September 30, 2008, we generated approximately 20.3% of our total revenues from the automotive vertical market.

•
Other primarily consists of our Productivity Tools business, which is involved with software migration services and application development tools. For the year ended September 30, 2008, we generated approximately 4.8% of our total revenues from other.

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

•
Services, which is comprised primarily of product support, content, and supply chain services. Product support services are comprised of customer support activities, including hardware, software and network support through our advice line, software updates, preventive and remedial on-site maintenance and depot repair services. Our content services are comprised of proprietary database and data management products such as our comprehensive electronic automotive parts and applications catalog and point-of-sale business analysis data. Supply chain services are comprised of connectivity services, ecommerce, networking and security monitoring management solutions. We generally provide our services on a subscription basis, and accordingly, revenues are generally recurring in nature.

Key Trends
Over the course of the past year, and even more pronounced as we exited the fiscal year, the global economic environment has deteriorated significantly and has evolved into what is commonly called a “global credit crisis.” Negative developments include declining values in real estate, restricted criteria for obtaining credit and capital, liquidity concerns over major financial institutions, and recent significant declines and volatility in global financial markets. In response to these unprecedented market conditions, on October 3, 2008, the U.S. enacted the Emergency Economic Stabilization Act of 2008, with an objective to promote the stability of the U.S. financial system. Notwithstanding these measures, consumer confidence in the U.S. as measured by the Conference Board reached an all-time low in October 2008. We believe that the global economic uncertainty and credit crisis have negatively impacted the level of overall spending, including spending in the vertical markets that we serve. While all of our operating segments have been impacted, the most pronounced affect during fiscal year 2008 has been to our hardlines and lumber vertical market which is highly dependent on the residential housing market. In addition to these broader economic impacts, we believe our results have been, and are being impacted by the following:
•
Extended sales cycles. As a result of the economic downturn and tightening credit markets, customers and prospective customers remain cautious with new capital investments leading to extended sales cycles. As a result of the slowing economy, in the second and third quarters of fiscal year 2008 (and again subsequent to year-end) our management approved restructuring actions primarily related to eliminating certain employee positions

•
Consolidation of our customers’ vertical markets. Our customers are undergoing consolidation. When one of our customers acquires a company that does not currently use our systems, we typically benefit from new systems sales and increased services revenues associated with that customer. When a company not currently using our systems acquires one of our customers, we typically lose services revenues. Consolidations are having the most significant impact on the automotive and hardlines and lumber vertical markets.

•
Growth in our revenue from the wholesale distribution vertical market. Our systems revenues from the wholesale distribution vertical market has grown at a compound annual growth rate of approximately 128% from fiscal year 2003 through fiscal year 2008, primarily as a result of our acquisitions of Prophet 21 and Eclipse. Increased systems revenues generally result in increased product support revenues in future years as we add new customers and new products. In each of the last three fiscal years, product support revenues have increased as we added several new customers to our product support business and sold additional add-on modules. In fiscal year 2008 we did not have any acquisitions. This coupled with the weaker economic conditions may prevent us from sustaining this level of compounded annual growth rate for future periods.

•
Lower systems sales in the hardlines and lumber vertical market. From fiscal year 2003 to fiscal year 2007 our revenues from the hardlines and lumber vertical market grew at a compound annual growth rate of 16%. Much of this growth was fueled by growth in the residential housing market and new store openings with our co-op partners. In fiscal year 2008 hardlines and lumber systems revenue decreased 27% due to fewer store openings attributed to the slowdown in retail and residential construction coupled with the completion of one or more of our co-op partner’s migration from its legacy systems to our solution.

•
Lower customer retention in our automotive vertical market. Our customer base in the automotive vertical market continues to decline due to the loss of a major customer (General Parts, Inc.) and consolidation of independent automotive store locations. Additionally, as we stop actively developing and selling several of our older systems, especially in our automotive vertical market, we have experienced reduced rates of customer retention. We have developed various upgrade paths for these customers and have undertaken a specific customer services campaign to increase retention rates for customers who elect to continue to operate with our older systems. Despite our efforts, we have experienced year-over-year decreases in our automotive product support revenues and we expect lower levels of customer retention to continue.

Despite the more challenging economic environment, we continued to achieve solid operating results in fiscal year 2008, including an increase of cash provided by operating activities for the year in comparison to the two prior fiscal years. If the macroeconomic environment continues to be weak, however, it will likely have a negative effect on our sales and operating margin growth rates across all segments for at least the first half of fiscal year 2009 that, in turn, impacts our ability to meet certain financial tests under our senior secured credit agreement and the indenture governing our senior subordinated notes. See a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations included in Part I, “Item 1A— Risk Factors” in this Annual Report on Form 10-K.
Acquisitions
Eclipse Distribution Management Solutions. In August 2007, we purchased substantially all of the assets of Eclipse Distribution Management Solutions (“Eclipse”) for cash consideration of approximately $101.3 million. Eclipse is a leading enterprise software provider to the wholesale distribution segment and this acquisition strengthens our position with larger wholesale distribution businesses in the electrical and plumbing sub-verticals.
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
Speedware Corporation Inc. In March and April 2005, we acquired the common stock of Speedware Corporation Inc. (“Speedware”) for cash consideration of $100.8 million. The Speedware acquisition solidified our position as a provider of business management solutions to the hardlines and lumber vertical market through the addition of over 700 customers in this vertical market.
Historical Results of Operations
Year Ended September 30, 2008 Compared to Year Ended September 30, 2007
Total revenues
Our Hardlines and Lumber, Wholesale Distribution and Automotive segments accounted for approximately 35.2%, 39.7% and 20.3%, respectively, of our revenues during the year ended September 30, 2008. This compares to the year ended September 30, 2007, where our Hardlines and Lumber, Wholesale Distribution, and Automotive segments accounted for approximately 42.1%, 30.7% and 21.9%, respectively, of our revenues. See Note 13 to our consolidated financial statements for further information on our segments, including a summary of our segment revenues and contribution margin.

The following table sets forth, for the periods indicated, our segment revenues by business management solution and the variance thereof:

	Year Ended September 30,
(in thousands)	2007	2008	Variance $	Variance %

Hardlines and Lumber revenues:
Systems	$95,911	$69,671	$(26,240)	(27.4)%
Services	76,272	80,342	4,070	5.3

Total Hardlines and Lumber revenues	$172,183	$150,013	$(22,170)	(12.9)%

Wholesale Distribution revenues:
Systems	$55,545	$73,897	$18,352	33.0%
Services	70,114	95,414	25,300	36.1

Total Wholesale Distribution revenues	$125,659	$169,311	$43,652	34.7%

Automotive revenues:
Systems	$15,137	$15,084	$(53)	(0.4)%
Services	74,656	71,336	(3,320)	(4.4)

Total Automotive revenues	$89,793	$86,420	$(3,373)	(3.8)%

Other revenues:
Systems	$14,766	$14,585	$(181)	(1.2)%
Services	6,721	6,040	(681)	(10.1)

Total Other revenues	$21,487	$20,625	$(862)	(4.0)%

Total revenues:
Systems	$181,359	$173,237	$(8,122)	(4.5)%
Services	227,763	253,132	25,369	11.1

Total revenues	$409,122	$426,369	$17,247	4.2%

Total revenues for the year ended September 30, 2008 increased by $17.2 million, or 4.2%, compared to the year ended September 30, 2007. The increase in revenues over the comparable year ago period primarily reflects increased sales in our systems and services revenues in Wholesale Distribution as a result of our acquisition of Eclipse in August 2007, and increased services revenue in Hardlines and Lumber, partially offset by declines in systems revenues in Hardlines and Lumber, declines in services revenue in Automotive and declines in Other revenues.
•
Hardlines and Lumber revenues — Hardlines and Lumber revenues decreased by $22.2 million, or 12.9%. The systems revenue decrease was attributed to a reduction in the volume of new system sales and the decrease in the sale of additional products and modules, primarily as a result of our co-op partners opening fewer new stores and customers exhibiting caution on making capital expenditures both due to the weak economy and a slowing retail environment. These decreases in systems revenue were partially offset by systems revenue attributable to the acquisition of Silk Systems. Services revenue increased primarily due to the Silk Systems acquisition as well as price increases for support services.

•
Wholesale Distribution revenues — Wholesale Distribution revenues increased by $43.7 million, or 34.7%. The systems revenue increase was substantially attributable to the Eclipse acquisition, partially offset by a reduction in the volume of new systems and the sale of additional products and modules due to the weak economy. Services revenue increased primarily as a result of services revenue related to the Eclipse acquisition and price increases for support services.

•
Automotive revenues — Automotive revenues decreased by $3.4 million, or 3.8%. Systems revenue were slightly lower as a result of selling less hardware in the year ended September 30, 2008 compared to the same period a year ago as many customers had upgraded hardware in the prior year. Services revenue decreased primarily as a result of the known attrition of a major customer, General Parts Inc., and reductions in the customer base.

•
Other revenues — Other revenues decreased $0.9 million, or 4.0%, driven by lower systems sales as a result of a slow down in planned migrations due to Hewlett-Packard’s announcement to continue to support one of its legacy systems through 2010 as well as lower network installation service revenue from the installation of third party hardware.

Total cost of revenues and gross margins as a percentage of revenues
The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues:

	Year Ended September 30,
(in thousands)	2007	2008	Variance
Cost of systems revenues	$99,290	$95,350	$(3,940)
Systems gross margins	45.3%	45.0%

Cost of services revenues	$83,821	$92,260	$8,439
Services gross margins	63.2%	63.6%

Total cost of revenues	$183,111	$187,610	$4,499
Total gross margins	55.2%	56.0%
•
Cost of systems revenues and systems gross margins — Cost of systems revenues consists primarily of direct costs of software duplication, our logistics organization, cost of hardware, salary costs of professional services and installation headcount, royalty payments, and allocations of overhead expenses, including facility and IT costs.

Cost of systems revenues decreased by $3.9 million primarily as a result of lower direct costs associated with lower systems revenues in Hardlines and Lumber and Other (primarily Productivity Tools) partially offset by $9.0 million in costs attributable to the acquisition of Eclipse and Silk Systems. System gross margins decreased by 0.3 percentage points in the year ended September 30, 2008 from the comparable period in 2007. The decrease is primarily attributable to lower gross margins in Hardlines and Lumber as a result of lower systems sales, the impact of relatively fixed costs on a lower revenue base, as well as reductions in average selling prices in the segment partially offset by a greater percentage of systems revenue derived from higher margin products in Wholesale Distribution and in Other (primarily Productivity Tools business) as a result of lower outside services costs.

•
Cost of services revenues and services gross margins — Cost of services revenues primarily consist of material and direct labor associated with our advice line, material, labor and production costs associated with our automotive catalog and allocations of overhead expenses, including facility and IT costs. Generally, our services revenues have a higher gross margin than our systems revenues.

Cost of services revenues increased by $8.4 million primarily as a result of $8.1 million of costs associated with the acquisition of Eclipse and Silk Systems. Services gross margins increased by 0.4 percentage points in the year ended September 30, 2008 from the comparable period in 2007. The increase in margins is primarily attributable to higher margin services revenues from the acquisition of Eclipse and Silk Systems as well as the full year impact of increases in the support customer base and price increases for customer support on a relatively fixed cost structure.

Total operating expenses
The following table sets forth, for the periods indicated, operating expenses and the variance thereof:

	Year Ended September 30,
(in thousands)	2007	2008	Variance $	Variance %

Sales and marketing	$64,473	$64,039	$(434)	(0.7)%
Product development	40,652	44,258	3,606	8.9%
General and administrative	27,732	31,517	3,785	13.6%
Depreciation and amortization	29,735	37,254	7,519	25.3%
Acquisition related costs	531	1,056	525	98.9%
Restructuring costs	1,109	2,272	1,163	104.9%

Total operating expenses	$164,232	$180,396	$16,164	9.8%

Total operating expenses increased by $16.2 million, or 9.8%, for the year ended September 30, 2008 compared to the year ended September 30, 2007. The increase was driven primarily by virtually all major expense categories (except sales and marketing) increasing at rates greater than overall revenue growth, as well as increased acquisition related costs and fiscal year 2008 restructuring activities.
•
Sales and marketing — Sales and marketing expense consists primarily of salaries and commissions for our sales force, stock-based compensation expense, marketing expenses and an allocation of overhead expenses including facilities and IT costs.

Sales and marketing expenses decreased by $0.4 million, or 0.7%, for the year ended September 30, 2008 compared to the year ended September 30, 2007. The decrease was primarily a result of $4.2 million of lower commissions, travel and bad debt expense in our pre-acquisition business partially offset by $3.4 million of expenses associated with the acquisitions of Eclipse and Silk Systems.

•
Product development — Product development expense consists primarily of salaries, stock-based compensation expense, outside services and an allocation of overhead expenses, including facilities and IT costs. Product development expense increased $3.6 million, or 8.9%, for the year ended September 30, 2008 compared to the year ended September 30, 2007. This increase was primarily the result of increased expenses of $6.7 million related to the Eclipse and Silk Systems acquisitions, which were partially offset by $1.4 million of lower compensation expense, $1.3 million lower third-party service costs and lower software development expenses of $1.1 million as a result of more of these costs being capitalized.

•
General and administrative — General and administrative expense primarily consists of salaries and bonuses; stock-based compensation expense; facility costs; finance, human resource and legal services; IT support and telecommunication costs. General and administrative expenses increased by $3.8 million, or 13.6%, for the year ended September 30, 2008 compared to the year ended September 30, 2007. The increase is primarily due to $3.9 million of costs related to strategic initiatives offset by $0.5 million lower compensation expense and $0.6 million lower stock-based compensation expense.

•
Depreciation and amortization — Depreciation and amortization expense consists of depreciation of our fixed assets and amortization of our intangible assets. Depreciation and amortization is not allocated to our segments. Depreciation and amortization expense was $37.3 million for the year ended September 30, 2008 compared to $29.7 million for the year ended September 30, 2007. The increase resulted primarily from the amortization of the additional $38.6 million of intangible assets associated with the acquisitions of Silk Systems and Eclipse.

•
Acquisition related costs — Acquisition related costs for the year ended September 30, 2008 were $1.1 million, which primarily included consulting fees and other professional services incurred in connection with systems integration activities related to Eclipse compared to $0.5 million during the year ended September 30, 2007.

•
Restructuring costs — During the year ended September 30, 2008, our management approved additional restructuring actions primarily related to eliminating certain additional employee positions with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded a charge of approximately $2.3 million related to these actions.

Interest expense
Interest expense for the year ended September 30, 2008 was $51.2 million compared to $48.4 million for the year ended September 30, 2007. The increase in interest expense was primarily a result of the incremental borrowings to fund the acquisition of Eclipse in August 2007.
Other income, net
Other income primarily consists of interest income, foreign currency gains or losses and gains or losses on marketable securities. Other income, net decreased by $0.3 million during the year ended September 30, 2008 over the comparable prior year period.
Income tax expense
We recognized income tax expense of $4.8 million, or 57.0% of pre-tax income, for the year ended September 30, 2008 compared to an income tax expense of $10.0 million, or 67.0% of pre-tax income, in the comparable period in 2007. The decrease in income tax expense is due to lower pre-tax income and a lower effective tax rate for fiscal year 2008. Our effective tax rate for fiscal 2008 differed from the statutory rate primarily due to state taxes, net of U.S. income tax benefit. As of September 30, 2008, we had $36.4 million of federal and state net operating loss carry-forwards that expire between 2009 and 2028, if not utilized earlier. As of September 30, 2008, we also had $2.1 million of federal and foreign business tax credit carry-forwards that expire between 2014 and 2018, if not utilized earlier. Substantially all of our operating income was generated from domestic operations during 2007 and 2008. We also had foreign net operating loss carry-forwards of $0.8 million expiring between 2026 and 2028, and $19.2 million that are not subject to expiration. Undistributed earnings, if any, of our foreign subsidiaries are considered to be permanently reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. See Note 8 to our consolidated financial statements for additional information about income taxes.
Contribution margin
Effective October 1, 2007, and in connection with reorganizing our management and business structure along vertical markets, we began measuring segment contribution margin. Segment level reporting results for the year ended September 30, 2007, were restated to conform to the current period presentation. We did not restate segment level reporting results for the year ended September 30, 2006, as it was not practicable to do so, and therefore, there is no contribution margin discussion for the year ended September 30, 2007 compared to the year ended September 30, 2006. We also did not present segment level results for the year ended September 30, 2008, under the prior basis of presentation, as it was not practicable to do so.
Segment contribution margin is a non-GAAP financial measure that includes all segment revenues less the related cost of sales, direct marketing, sales expense and product development expenses. A significant portion of each segment’s expenses arises from shared services and centrally managed infrastructure support costs that we allocate to the segments to determine segment contribution margin. These expenses primarily include IT services, facilities and telecommunications costs. We use contribution margin, in part, to evaluate the performance of, and to allocate resources to, each of the segments. Certain costs and operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include marketing costs other than direct marketing, general and administrative costs, such as legal and finance, stock-based compensation expense, acquisition-related costs, depreciation and amortization of purchased intangible assets, restructuring costs, interest expense and other income.

	Year Ended September 30,
(in thousands)	2007	2008	Variance $	Variance %

Hardlines and Lumber	$43,854	$34,267	$(9,587)	(21.9)%
Wholesale Distribution	46,291	65,673	19,382	41.9%
Automotive	31,160	29,295	(1,865)	(6.0)%
Other	2,391	3,329	938	39.2%

Total contribution margin	$123,696	$132,564	$8,868	7.2%

There are significant judgments our management makes with respect to the direct and indirect allocation of costs that may affect the calculation of contribution margins. While our management believes these and other related judgments are reasonable and appropriate, others could assess such matters in ways different than our company’s management.
The exclusion of costs not considered directly allocable to individual business segments results in contribution margin not taking into account substantial costs of doing business. While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles (“GAAP”) that are otherwise presented in our financial statements. In addition, our calculation of contribution margin may be different from the calculation used by other companies and, therefore, comparability may be affected.
•
Hardlines and Lumber contribution margin — The contribution margin for Hardlines and Lumber decreased by $9.6 million, primarily as a result of $26.2 million in lower system revenues, which drove lower gross margins. Gross margin declines were partially offset by lower sales and marketing and product development expenses. Sales and marketing expenses decreased as a result of lower salary, commission and bonus expense, partially offset by the increases in Silk Systems sales expenses. Product development expenses decreased as a result of lower salary and bonus expense and lower software development expenses resulting from more of these costs being capitalized.

•
Wholesale Distribution contribution margin — The $19.4 million increase in contribution margin for Wholesale Distribution is primarily a result of the acquisition of Eclipse, the full year impact of increases in the support customer base and support price increases, as well as lower sales and marketing costs, partially offset by lower gross margins in systems revenues.

•
Automotive contribution margin — The $1.9 million decrease in contribution margin for Automotive was primarily due to lower revenues and gross margin associated with the known attrition of a major customer, General Parts, Inc., and lower hardware sales partially offset by lower product development expenses. Product development expenses decreased primarily as a result of lower salary and bonus expense.

•	Other contribution margin — The contribution margin for Other increased by $0.9 million, primarily due to lower outside services costs.
The reconciliation of total segment contribution margin to our consolidated income before income taxes for the years ended September 30, 2007 and 2008 is as follows:

	Year Ended September 30,
(in thousands)	2007	2008
Segment contribution margin	$123,696	$132,564
Corporate and unallocated costs	(26,379)	(30,350)
Stock-based compensation expense	(4,163)	(3,269)
Depreciation and amortization	(29,735)	(37,254)
Acquisition related costs	(531)	(1,056)
Restructuring costs	(1,109)	(2,272)
Interest expense	(48,398)	(51,196)
Other income, net	1,529	1,258

Income before income taxes	$14,910	$8,425

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
Total revenues
The following table sets forth, for the periods indicated, our segment revenues by business management solution and the variance thereof:

		Activant
	Predecessor	Solutions
	Company	Inc.	Combined
		Inception to	Year Ended	Year Ended
	Oct 1, 2005 to	Sept 30,	Sept 30,	Sept 30,	Variance	Variance
(in thousands)	May 2, 2006	2006	2006	2007	$	%
Hardlines and Lumber revenues:
Systems	$55,165	$39,274	$94,439	$95,911	$1,472	1.6%
Services	42,645	31,179	73,824	76,272	2,448	3.3

Total Hardlines and Lumber revenues	$97,810	$70,453	$168,263	$172,183	$3,920	2.3%

Wholesale Distribution revenues:
Systems	$27,108	$22,272	$49,380	$55,545	$6,165	12.5%
Services	35,488	25,971	61,459	70,114	8,655	14.1

Total Wholesale Distribution revenues	$62,596	$48,243	$110,839	$125,659	$14,820	13.4%

Automotive revenues:
Systems	$10,590	$7,133	$17,723	$15,137	$(2,586)	(14.6)%
Services	45,547	31,218	76,765	74,656	(2,109)	(2.7)

Total Automotive revenues	$56,137	$38,351	$94,488	$89,793	$(4,695)	(5.0)%

Other revenues:
Systems	$3,922	$4,275	$8,197	$14,766	$6,569	80.1%
Services	4,750	2,868	7,618	6,721	(897)	(11.8)

Total Other revenues	$8,672	$7,143	$15,815	$21,487	$5,672	35.9%

Total revenues:
Systems	$96,785	$72,954	$169,739	$181,359	$11,620	6.8%
Services	128,430	91,236	219,666	227,763	8,097	3.7

Total revenues	$225,215	$164,190	$389,405	$409,122	$19,717	5.1%

Total revenues for the year ended September 30, 2007 increased by $19.7 million, or 5.1%, compared to the year ended September 30, 2006. This increase was comprised of $11.6 million increase in systems revenues, primarily in Wholesale Distribution and Other. Support revenues increased $8.1 million primarily in Hardlines and Lumber and Wholesale Distribution.
•
Hardlines and Lumber revenues — Hardlines and Lumber revenues increased by $3.9 million, or 2.3%. The acquisition of Silk Systems generated $2.3 million of revenue in the year ended September 30, 2007. Systems revenue remained strong as a result of one of our co-ops ending support for their legacy system and encouraging their stores to purchase our Activant Eagle product, however, this activity had substantially declined by the end of our fiscal year. The increase in services revenue was primarily attributable to the Silk Systems acquisition and increased systems sales in prior periods, which over time, resulted in increased services, or product support, revenues.

•
Wholesale Distribution revenues — Wholesale Distribution revenues increased by $14.8 million, or 13.4%. The acquisition of Eclipse generated $5.2 million of revenue in the year ended September 30, 2007. Systems revenue increased due to a higher percentage of sales to large strategic customers, who generally have a higher average selling price, or ASP, due to their size and complexity. Services revenues increased as result of increased web hosting services, support from prior period systems sales, and increased support fees.

•
Automotive revenues — Automotive revenues decreased by $4.7 million, or 5.0%. The decrease in systems revenues was primarily due to a decrease in installations of certain warehouse systems as well as lower shipments of add-ons and upgrades from our legacy products. The decrease in services revenues was primarily associated with customer attrition from our older systems that we continue to support but do not actively sell to new customers and General Parts, Inc.’s decision to replace our J-CON system with its own branded store systems.

•
Other revenues — Other revenues increased $5.7 million, or 35.9%, driven by an increase in systems revenues from Productivity Tools. This was attributable to an increase in the number of platform migration projects.

Total cost of revenues and gross margins as a percentage of revenues
The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues:

	Predecessor	Activant
	Company	Solutions Inc.	Combined
	Oct 1, 2005 to	Inception to	Year Ended	Year Ended
(in thousands)	May 2, 2006	Sept 30, 2006	Sept 30, 2006	Sept 30, 2007	Variance
Cost of systems revenues	$52,589	$39,391	$91,980	$99,290	$7,310
Systems gross margins	45.7%	46.0%	45.8%	45.3%

Cost of services revenues	$45,984	$34,515	$80,499	$83,821	$3,322
Services gross margins	64.2%	62.2%	63.4%	63.2%

Total cost of revenues	$98,573	$73,906	$172,479	$183,111	$10,632
Total gross margins	56.2%	55.0%	55.7%	55.2%
•
Cost of systems revenues and systems gross margins — Cost of systems revenues consists primarily of direct costs of software duplication, our logistics organization, cost of hardware, salary costs of professional services and installation headcount, royalty payments, and allocations of overhead expenses, including facility and IT costs.

Cost of systems revenues increased by $7.3 million primarily as a result of higher systems sales as well as $1.8 million expenses related to the acquisitions of Eclipse and Silk Systems. System gross margin decreased by 0.5 percentage points in the year ended September 30, 2007 compared to the year ended September 30, 2006.

•
Cost of services revenues and services gross margins — Cost of services revenues primarily consist of material and direct labor associated with our advice line, material, labor and production costs associated with our automotive catalog and allocations of overhead expenses, including facility and IT costs. Generally, our services revenues have a higher gross margin than our systems revenues.

Cost of services revenues increased by $3.3 million primarily as a result of $1.2 million of costs from the Eclipse and Silk Systems acquisitions. Services gross margins as a percentage of services revenue decreased by 0.2 percentage points in the year ended September 30, 2007 from the comparable period in 2006.

Total operating expenses
The following table sets forth, for the periods indicated, operating expenses and the variance thereof:

		Activant
	Predecessor	Solutions
	Company	Inc.	Combined
	Oct 1, 2005	Inception to	Year Ended	Year Ended
	to May 2,	Sept 30,	September	Sept 30,
(in thousands)	2006	2006	30, 2006	2007	Variance
Sales and marketing	$31,276	$24,828	$56,104	$64,473	$8,369
Product development	23,297	16,987	40,284	40,652	368
General and administrative	16,976	10,590	27,566	27,732	166
Depreciation and amortization	15,511	11,773	27,284	29,735	2,451
Acquisition related costs	32,291	194	32,485	531	(31,954)
Restructuring costs	116	802	918	1,109	191

Total operating expenses	$119,467	$65,174	$184,641	$164,232	$(20,409)

Total operating expenses decreased by $20.4 million, or 11.1%, for the year ended September 30, 2007 compared to the year ended September 30, 2006. Excluding acquisition related costs, operating expenses increased by $11.5 million, or 7.6%, primarily from increased costs in sales and marketing, and depreciation and amortization.
•
Sales and marketing — Sales and marketing expense consists primarily of salaries and commissions for our sales forces, stock-based compensation expense, marketing expenses and an allocation of overhead expenses including facilities and IT costs. Sales and marketing expense increased by $8.4 million, or 14.9%, for the year ended September 30, 2007 compared to the year ended September 30, 2006. The acquisition of Eclipse and Silk Systems added $0.7 million of expense in the year ended September 30, 2007. Salary and commission expense increased $3.5 million and $1.8 million, respectively, as we expanded the sales force. This was partially offset by a decrease in bad debt expense of $0.3 million. Sales and marketing expense also included stock-based compensation expense of $1.0 million for the year ended September 30, 2007.

•
Product development — Product development expense consists primarily of salaries, stock-based compensation expense, outside services and an allocation of overhead expenses, including facilities and IT costs. Product development expense increased slightly by $0.4 million, or 0.9%, for the year ended September 30, 2007 compared to the year ended September 30, 2006. The acquisition of Eclipse and Silk Systems added $1.0 million of expense in the year ended September 30, 2007; this increase was substantially offset by reductions in other operating expenses.

•
General and administrative — General and administrative expense primarily consists of salaries and bonuses; stock-based compensation expense; facility costs; finance, human resource and legal services; IT support and telecommunication costs. General and administrative expense increased slightly by $0.2 million, or 0.6%, for the year ended September 30, 2007 compared to the year ended September 30, 2006. The increase was primarily a result of higher compensation and benefit expense of $3.2 million and severance costs to former executives of $0.6 million, which was partially offset by rebates and refunds of $1.0 million related to telecom and insurance costs and a decrease to stock based compensation of $1.0 million.

•
Depreciation and amortization — Depreciation and amortization expense consists of depreciation of our fixed assets and amortization of our intangible assets. We do not allocate depreciation and amortization to our segments. Depreciation and amortization expense was $29.7 million for the year ended September 30, 2007 compared to $27.3 million for the year ended September 30, 2006. This increase was primarily a result of increased intangible amortization expense related to previous acquisitions and the mergers.

•
Acquisition related costs — Acquisition related costs decreased by $32.0 million or 98.4%. Included in the year ended September 30, 2006 were $30.4 million of transaction fees associated with the mergers and $1.8 million for other professional service expenses incurred in connection with an initial public offering of our common stock, which offering was withdrawn in connection with the mergers. Acquisition related costs for the year ended September 30, 2007 included post-acquisition costs related to Silk and Eclipse, primarily third-party system integration costs and travel expenses.

•
Restructuring costs — Total restructuring costs increased by $0.2 million or 20.8%. One-time benefits paid to certain employees separated in connection with the relocation of our corporate offices from Austin, Texas to Livermore, California were $0.3 million and $0.9 million for the years ended September 30, 2007 and September 30, 2006, respectively. Also included in the year ended September 30, 2007 were $0.3 million of severance costs related to outsourcing certain operations and $0.5 million of costs related to organizational restructuring.

Interest expense
Interest expense for the year ended September 30, 2007 was $48.4 million compared to $53.3 million for the year ended September 30, 2006, a decrease of $4.9 million. The decrease is primarily a result of lower interest rates associated with our debt offerings related to the mergers, partially offset by additional debt associated with the Eclipse acquisition.
Other income, net
Other income primarily consists of interest income, foreign currency gains or losses and gains or losses on marketable securities. Other income, net increased by $0.5 million for the year ended September 30, 2007 compared to September 30, 2006.

Income tax expense (benefit)
We recognized income tax expense of $10.0 million, or 67.0% of pre-tax income, for the year ended September 30, 2007 compared to an income tax benefit of $20.5 million, or 32.8% of pre-tax loss, in the comparable period in 2006. The increase in income tax expense is due to the generation of pre-tax income in the year ended September 30, 2007, compared to the 2006 period. Our effective tax rate for fiscal year 2007 differed from the statutory rate primarily due to state taxes, net of U.S. federal income tax benefit, and changes in valuation reserves. As of September 30, 2007, we had $20.4 million of federal and state net operating loss carry-forwards that expire between 2009 and 2017. As of September 30, 2007, we also had $2.8 million of federal business tax credit carry-forwards. Substantially all of our operating income was generated from domestic operations during 2006 and 2007. Undistributed earnings, if any, of our foreign subsidiaries are considered to be permanently reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. See Note 8 to our consolidated financial statements for additional information about income taxes.
Liquidity and Capital Resources
Overview
Our principal liquidity requirements are for debt service, capital expenditures and working capital. Our ability to service our indebtedness will depend on our ability to generate cash in the future.
Our cash and cash equivalents balance at September 30, 2008 was $64.8 million. As of September 30, 2008, we had $617.1 million in outstanding indebtedness comprised primarily of $422.1 million aggregate principal amount of a senior secured term loans (including an incremental term loan) due 2013 pursuant to our senior secured credit agreement, $20.0 million aggregate principal amount of loans due 2011 pursuant to our revolving credit facility and $175.0 million aggregate principal amount of senior subordinated notes due 2016.
On May 2, 2006, in connection with the consummation of the mergers, we entered into a senior secured credit agreement. The senior secured credit agreement provides for (i) a seven-year term loan in the amount of $390.0 million, amortized at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after May 2, 2006, except such amortized loan payments that may otherwise be due are reduced dollar-for-dollar by any voluntary prepayments or mandatory repayments we make, with the balance payable on May 2, 2013 and (ii) a five-year revolving credit facility that permits loans in an aggregate amount of up to $40.0 million, which includes a $5.0 million letter of credit facility and a swing line facility.
On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. A Lehman Brothers subsidiary, Lehman Commercial Paper Inc. (“Lehman CPI”), is one of the lenders under the senior secured credit agreement, having provided a commitment of $7.0 million under the revolving credit facility, of which $3.5 million was outstanding at September 30, 2008. We have not requested any additional borrowing under the senior secured credit agreement subsequent to Lehman Brothers’ bankruptcy filing, and it is not certain whether Lehman CPI will participate in any future requests for funding or whether another lender might assume its commitment.
Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, on May 2, 2011. Proceeds of the term loan on the initial borrowing date were used to partially finance the mergers, to refinance certain of our indebtedness and to pay fees and expenses incurred in connection with the mergers and the related financings and transactions. For the period from Inception to September 30, 2006, we repaid $1.9 million in principal payments towards the $390.0 million term loan per the amortization schedule. During the year ended September 30, 2007 and 2008, we repaid $25.2 million and $15.8 million, respectively, in principal payments towards the $390.0 million term loan which substantially reduced the future unamortized principal payments due per the amortization schedule. In addition, subject to certain terms and conditions, the senior secured credit agreement provided for one or more uncommitted incremental term loan and/or revolving credit facilities in an aggregate amount not to exceed $75.0 million. In August 2007, we borrowed the $75.0 million incremental term loan, which matures on May 2, 2013, as well as $20.0 million of the revolving credit facility. These amounts were used to partially finance the acquisition of Eclipse.
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

•	under the term loan, 1.00% with respect to base rate borrowings and 2.00% with respect to Eurodollar rate borrowings; and

•	under the incremental term loan, 1.50% with respect to base rate borrowings and 2.50% with respect to Eurodollar rate borrowings.
In May 2006, we entered into four interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations and to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2007, one of the interest rate swaps with a notional amount of $25.0 million matured. As of September 30, 2008, we had outstanding interest rate swaps with a notional amount of $220.0 million. We believe any ineffectiveness of our interest rate swaps is immaterial.
In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios, none of which had been attained as of September 30, 2008. We must also pay customary letter of credit fees for issued and outstanding letters of credit. As of September 30, 2008, we had $0.3 million of letters of credit issued and outstanding. For a description of the covenants and certain other terms under our senior secured credit facilities, please refer to the caption below titled “Senior Secured Credit Facilities.”
In connection with the consummation of the mergers, we also issued $175.0 million aggregate principal amount of 9.5% senior subordinated notes due May 2, 2016. Each of our domestic subsidiaries, as primary obligors and not as sureties, jointly and severally, irrevocably and unconditionally guarantees, on an unsecured senior subordinated basis, the performance and full and punctual payment when due, whether at maturity, by acceleration or otherwise, of all of our obligations under the indenture and the notes. The notes are our unsecured senior subordinated obligations and are subordinated in right of payment to all of our existing and future senior indebtedness (including the senior secured credit agreement), are effectively subordinated to all of our secured indebtedness (including the senior secured credit agreement) and are senior in right of payment to all of our existing and future subordinated indebtedness. For a description of the covenants under the indenture governing our senior subordinated notes, please refer to the caption below titled “Senior Subordinated Notes.”
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
Year Ended September 30, 2008 Compared to Year Ended September 30, 2007
Our net cash provided by operating activities for the years ended September 30, 2008 and 2007 was $58.9 million and $50.5 million, respectively. The increase in cash flow provided by operating activities for the year ended September 30, 2008 compared to the year ended September 30, 2007 was primarily due to improved accounts receivable collections and changes in prepaid expenses and other current assets, partially offset by lower net income as well as lower accrued expenses and other current liabilities.
Our investing activities used net cash of $11.6 million during the year ended September 30, 2008 and $118.7 million during the year ended September 30, 2007. The decrease in cash used in investing activities from the prior year was primarily due to the $108.2 million used for the purchase of Silk Systems, Inc. and Eclipse in the prior year. We purchased property and equipment of $4.9 million and $7.1 million and capitalized computer software and database development costs of $6.7 million and $5.3 million for the years ended September 30, 2008 and 2007, respectively.
Our financing activities used cash of $15.9 million and provided cash of $65.3 million for the years ended September 30, 2008 and 2007, respectively. The increase in cash used in financing activities for the year ended September 30, 2008 compared to the year ended September 30, 2007 was primarily due to loan proceeds received in fiscal year 2007 of $95.0 million partially offset by the pay down of less debt in fiscal year 2008.
We and our subsidiaries, affiliates or significant stockholders may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt), in privately negotiated or open market transactions, by tender offer or otherwise.
Year Ended September 30, 2007 Compared to Year Ended September 30, 2006
Our net cash provided by operating activities was $50.5 million and $43.4 million for the years ended September 30, 2007 and 2006, respectively. Net cash provided by operating activities increased by $7.1 million primarily due to an increase in net income and changes in working capital. Of the $50.5 million net cash provided by operating activities for the year ended September 30, 2007, net income provided $4.9 million, noncash depreciation and amortization provided $31.9 million, and noncash stock-based compensation expense further increased cash provided by operating activities by $4.2 million.
Our investing activities used net cash of $118.7 million and $792.9 million during the years ended September 30, 2007 and 2006, respectively. During the fiscal year ended September 30, 2007, we used $108.2 million in cash to fund the acquisitions of Eclipse and Silk Systems, Inc. During the fiscal year ended September 30, 2006, we used $782.9 million in cash to fund the acquisition of our company by our sponsors. We purchased property and equipment of $7.1 million and $5.5 million and capitalized computer software and database development costs of $5.3 million and $5.7 million for the years ended September 30, 2007 and 2006, respectively.

Our financing activities generated cash of $65.3 million for the year ended September 30, 2007, primarily consisting of $95.0 million in proceeds from borrowings, comprised of $75.0 million of a senior secured term loan due 2013 and $20.0 million revolving line of credit due 2011, related to the acquisition of Eclipse. During the year ended September 30, 2007, we repaid $25.2 million of the senior secured loan and the remaining $2.0 million of the 10 1/2 % senior notes due 2011. In the fiscal year ended September 30, 2006, our financing activities generated cash of $793.3 million, primarily consisting of $565.0 million in proceeds from borrowings, comprised of $390.0 million of a senior secured term loan and $175.0 million senior subordinated notes due 2016, net of $16.0 million of related fees, and $245.6 million in capital contribution from the mergers.
Contractual Obligations and Commercial Commitments
Our current sources of short-term funding are our operating cash flows and our senior secured credit agreement. Our existing senior secured credit agreement contains customary terms and conditions, including satisfying certain financial ratios and other financial tests as further discussed below under “Covenant Compliance.” As of September 30, 2008, we were in compliance with all of the terms and conditions of our senior secured credit agreement.
The following table summarizes our contractual obligations and payments at September 30, 2008:

	Payment Due or Expiration by Fiscal Year
(in thousands)	Total	2009	2010-11	2012-13	2014+

Debt:
Senior secured credit facility	$350,600	$2,756	$—	$347,844	$—
Senior secured credit facility (incremental term loan)	71,512	569	—	70,943	—
Revolving line	20,000	—	20,000	—	—
Senior subordinated notes	175,000	—	—	—	175,000

Total debt	617,112	3,325	20,000	418,787	175,000
Operating leases (1)	37,708	9,220	17,207	7,553	3,728

Total (2)	$654,820	$12,545	$37,207	$426,340	$178,728

(1)	See the discussion in Note 10 under the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)
Excludes $6.0 million of non-current uncertain tax benefits and related interest under the FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, which are included in other liabilities on our balance sheet at September 30, 2008. We have not included these amounts in the table above because we cannot make a reasonably reliable estimate regarding the timing of settlements with the relevant tax authorities, if any.

The following table summarizes our commercial commitments at September 30, 2008:

	Expiration by Fiscal Year
(in thousands)	Total	2009	2010-11	2012-13	2014+

Standby letters of credit (1)	$267	$267	$—	$—	$—

(1)	There are two standby letters of credit that secure certain demand deposit accounts related to our workers compensation insurance and our credit risk management.
Senior Secured Credit Facilities
Amortization. We were previously required to repay installments on the loans under the term loan facility in quarterly principal amounts of 1.0% of their funded total principal amount for the first six years and nine months, with the remaining amount payable on the date that is seven years from the date of the closing of the senior secured credit facilities. We are also required each year generally concurrent with the filing of our Annual Report on Form 10-K to make a mandatory principal repayment equal to one-half of excess cash flow, as defined, for the preceding fiscal year. Any mandatory repayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year. Prior to fiscal year 2008, we did not make any mandatory repayments. For fiscal year 2008, we made voluntary principal prepayments of $15.0 million, which resulted in a remaining fiscal year 2008 mandatory principal payment due of $3.3 million as of September 30, 2008. For the period from Inception to September 30, 2006, we repaid $1.9 million in principal towards the $390.0 million term loan per the amortization schedule. During the year ended September 30, 2007 and 2008, we repaid $25.2 million and $15.8 million, respectively, in quarterly installments and other principal payments towards the $390.0 million term loan which substantially reduced the future unamortized principal payments due per the amortization schedule. Any future mandatory principal repayments will be dependent upon us generating excess cash flow, as defined in the senior secured credit agreement.

Certain Covenants and Events of Default. The senior secured credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:
•	incur additional indebtedness (including contingent liabilities);

•	create liens on assets;

•	enter into sale-leaseback transactions;

•	engage in mergers or acquisitions;

•	dispose of assets;

•	pay dividends and restricted payments;

•	make investments (including joint ventures);

•	make capital expenditures;

•	prepay other indebtedness (including the notes);

•	engage in certain transactions with affiliates;

•	amend agreements governing our subordinated indebtedness (including the notes);

•	amend organizational documents and other material agreements; and

•	change the nature of our business.
In addition, the senior secured credit agreement requires us to maintain the following financial covenants:
•	a maximum total leverage ratio; and

•	a minimum interest coverage ratio.
The senior secured credit agreement also contains certain customary affirmative covenants and events of default.
Senior Subordinated Notes
The indenture governing our senior subordinated notes limits our (and most of our subsidiaries’) ability to:
•	incur additional indebtedness;

•	pay dividends on or make other distributions or repurchase our capital stock;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	use assets as security in other transactions; and

•	sell certain assets or merge with or into other companies.
Subject to certain exceptions, the indenture governing the senior subordinated notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.
Covenant Compliance
Under the senior secured credit agreement, we are required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financing conditions tests, which become increasingly stringent over the term of the senior secured credit facility. As of September 30, 2008, we are in compliance with the financial and non-financial covenants. Compliance with these covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. Based on our forecasts for the remainder of fiscal year 2009, which incorporate continued economic weakness in our business and our vertical markets, we currently anticipate that we will be able to meet or exceed these financial tests and covenants during this period. This expectation is based on continued cost cutting initiatives which we are implementing as well as our other cost and revenue expectations for the remainder of fiscal year 2009. Should the current economic recession cause our business or our vertical markets to deteriorate beyond our expectations or should our cost cutting initiatives prove insufficient we may not be able to satisfy these financial tests and covenants. In addition to these factors, our continued ability to meet those financial ratios and tests can be affected by other events beyond our control or risks in our business (see “Item 1A — Risk Factors”). A breach of any of these covenants could result in a default, unless waived or cured, under the senior secured credit facilities and our senior subordinated notes. In order to help ensure compliance with our covenants under our senior secured credit facilities we may take additional actions in the future, including implementing additional cost cutting initiatives, repurchasing some of our debt or making further changes to our operations. In the event of a default of the financial covenants referred to above, we may (but no more than two times in four fiscal quarters) cure the default by raising equity capital from our existing investors in an amount sufficient to pass, but not to exceed, the financial covenant. While we believe that these additional remedies provide us with some additional flexibility in maintaining compliance with our tests and covenants, they do not assure us that we will not find ourselves in violation of these tests and covenants. Upon the occurrence of an event of default under the senior secured credit facilities and our senior subordinated notes, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If this occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be available on terms that are acceptable to us, particularly given the current crisis in the debt market in which the general availability of credit is substantially reduced and the cost of borrowing is generally higher with more restrictive terms. Furthermore, if we are required to amend our senior secured credit agreement, we may be required to pay significant amounts to obtain a waiver or the lenders thereunder may require that interest rates applicable to our loans increase as a condition to agreeing to any such amendment.
Consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), as further adjusted, is a non-GAAP financial measure used to determine our compliance with certain covenants contained in the indenture governing the notes and in our senior secured credit agreement.

For covenant calculation purposes, “adjusted EBITDA” is defined as net income (loss) adjusted to exclude interest, taxes, depreciation and amortization, and further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the senior subordinated notes and our senior secured credit facilities. The breach of covenants in our senior secured credit agreement that are tied to ratios based on adjusted EBITDA could result in a default under that agreement, in which case the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indenture governing the senior subordinated notes. Additionally, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on adjusted EBITDA.
Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of adjusted EBITDA in the indenture allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income (loss). However, these are expenses that may recur, vary greatly and are difficult to predict. Further, our debt instruments require that adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.
The following is a reconciliation of net income which is a GAAP measure of our operating results, to adjusted EBITDA (as described in our senior secured credit agreement and the indenture governing our senior subordinated notes, including related calculations) for the years ended September 30, 2007 and 2008.

	Year Ended September 30,
(in thousands)	2007	2008
Net income	$4,923	$3,621
Acquisition costs	267	769
Deferred revenue purchase accounting adjustment	905	1,755

Adjusted net income	6,095	6,145
Interest expense	48,398	51,196
Income tax expense	9,987	4,804
Depreciation and amortization	29,735	37,254
Non-cash charges (stock compensation expense)	4,163	3,269
Non-recurring cash charges and restructuring charges	385	6,000

Deferred compensation payments	635	280
Sponsor payments	50	99
Foreign exchange gain	(53)	(624)
Acquired company EBITDA	14,140	—
Pro-forma adjustments	701	1,132

Adjusted EBITDA	$114,236	$109,555

Our financial covenant requirements and ratios for the fiscal year ended September 30, 2008 were as follows:

	Covenant
	Requirements	Our Ratio
Senior Secured Credit Agreement (1)
Maximum consolidated total debt to adjusted EBITDA ratio	5.50x	5.11
Minimum adjusted EBITDA to consolidated interest expense	2.00x	2.31

Senior Subordinated Notes (2)

Minimum adjusted EBITDA to fixed charges ratio required to incur additional indebtedness pursuant to ratio provisions	2.00x	2.31

(1)
Our senior secured credit agreement requires us to maintain a consolidated total debt to adjusted EBITDA ratio of a maximum of 4.75x at the end of the fiscal year ending September 30, 2009, 4.50x by the end of the fiscal year ending September 30, 2010 and 3.75x by the end of the fiscal year ending September 30, 2011. Consolidated total debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $7.5 million. As of September 30, 2008, our consolidated total debt was $559.8 million, consisting of total debt other than certain indebtedness totaling $617.1 million, net of cash and cash equivalents in excess of $7.5 million totaling $57.3 million. We are also required to maintain a adjusted EBITDA to consolidated interest expense ratio of a minimum of 2.25x at the end of the fiscal year ending September 30, 2009, 2.50x by the end of the fiscal year ending September 30, 2010 and 2.75x by the end of the fiscal year ending September 30, 2011. Consolidated interest expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated, which would also constitute a default under the indenture governing the senior subordinated notes.

(2)
Our ability to incur additional indebtedness and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to adjusted EBITDA to fixed charges ratio of at least 2.00x, except that we may incur certain indebtedness and make certain restricted payments and certain permitted investments without regard to the ratio. Fixed charges is defined in the indenture governing the senior subordinated notes as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

Income from Partnership Investments
Prior to the year ended September 30, 2007, we, as general partner, owned an approximate 20% interest in two separate partnerships with certain customers. We provided management information systems and services to these partnerships. The Predecessor Company recorded service revenue from these partnerships of $1.2 million for period of October 1, 2005 to May 2, 2006. From Inception to September 30, 2006 and for the year ended September 30, 2007, we recorded service revenue from these partnerships of $0.4 million for both periods. The Predecessor Company recorded equity income from these partnerships of $0.1 million for the period from October 1, 2005 to May 2, 2006. For the year ended September 30, 2008, we dissolved one of these partnerships and own a remaining approximate 20% interest in a separate partnership with a certain customer. We provide management information systems and services to this partnership. We recorded service revenue from this partnership of $0.2 million.
Off-Balance Sheet Arrangements
As of September 30, 2008, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
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
Revenue Recognition
We recognize revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Statement of Position 97-2, Software Revenue Recognition. We derive revenue from software license fees, computer hardware, implementation and training, software and hardware maintenance and support, content and data services and other services. We generally utilize written contracts as the means to establish the terms and conditions by which our licenses, products, maintenance and services are sold to our customers. Revenue is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed and determinable, collection is reasonably assured, and vendor-specific objective evidence (“VSOE”) of the fair value of undelivered elements exists. We record revenue net of our sales tax obligations.
We use the following revenue recognition policies for sales of our systems, which generally consist of software, hardware, implementation and training:
•
Residual method. For the majority of systems sales, we use the residual method of revenue recognition. Under the residual method, consideration is allocated to undelivered elements based upon VSOE of the fair value of those elements, with the residual of the arrangement fee allocated to the software components. We have established VSOE of fair value for each undelivered element of the system sale (i.e., hardware, implementation, and training), as well as product support. The revenue for the hardware and software portion of the system sale are recognized upon shipment. The revenues of the undelivered elements (i.e., support, implementation and training) are deferred until provided.

Services that are sold in connection with software license arrangements generally qualify for separate accounting from the license elements because they do not involve significant production, modification, or customization of our software products and are not otherwise considered to be essential to the functionality of such products. For transactions where significant customization or modification is essential, one of the following two methods is used:

•
Percentage of completion. For those systems that include significant customization or modification of the software and where estimates of costs to complete the customization or modification are reasonably dependable, percentage of completion contract accounting is applied to both the software and implementation and training elements of the sale. Systems revenue from the software, implementation and training elements are recognized on a percentage-of-completion method with progress-to-completion measured based upon installation hours incurred. Hardware is not essential to the functionality of the overall system and thus the hardware portion of the system is recognized upon delivery.

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

Product support and content and supply chain services are primarily provided on a monthly, quarterly and annual subscription basis and are therefore recognized on the same periodic basis.
Software and Database Development Costs
In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, costs incurred internally in creating computer software products are expensed until technological feasibility has been established, which is typically evidenced by a completed program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Costs incurred related to the accumulation of data for the development of databases are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized using the greater of the amount computed using (a) the ratio that current gross revenues bear to the total anticipated future gross revenues or (b) the straight-line method over the estimated economic life of the product not to exceed five years. We are required to use our professional judgment in determining whether software development costs meet the criteria for immediate expense or capitalization using the criteria described above and evaluate software and database development costs for impairment at each balance sheet date by comparing the unamortized capitalized costs to the net realizable value. The net realizable value is the estimated future gross revenue from that product reduced by the estimated future costs of completing, maintaining and disposing of the product. The Predecessor Company capitalized $3.5 million of software and database development costs and recorded related amortization expense of approximately $3.3 million from October 1, 2005 to May 2, 2006. We capitalized approximately $2.2 million, $5.3 million and $6.7 million of software and development costs and recorded related amortization expense of approximately $0.1 million, $1.3 million and $3.1 million for the period from Inception to September 30, 2006, and for the years ended September 30, 2007 and 2008, respectively. We had no write-offs of software and database development costs for any of these periods.
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
Valuation of Goodwill and Other Intangibles
We account for goodwill and other intangible assets in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of these intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We evaluate goodwill and other intangibles on an annual basis and assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on the operational performance of the acquired businesses, market conditions and other factors. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with the acquired businesses is impaired. Based on the weakness in the economic environment we may possibly need to perform a test for goodwill impairment in the first quarter of fiscal 2009. Any resulting impairment loss could have a material adverse impact on our results of operations. The Predecessor Company recorded related amortization expense of $12.0 million from October 1, 2005 to May 2, 2006. They did not record any write-offs of goodwill or intangibles during that same period. From Inception to September 30, 2006 and for the year ended September 30, 2007, we recorded amortization expense of $9.2 million and $23.7 million, respectively. For the year ended September 30, 2008, we recorded amortization expense of $31.2 million. We had no write-offs of goodwill or other intangibles from Inception to September 30, 2006 and for the years ended September 30, 2007 and 2008.
Income Taxes
We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are provided for all temporary differences based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established against deferred tax assets if the future realization of these assets is not likely based on the weight of the available evidence. Income taxes are provided on the undistributed earnings of foreign subsidiaries that are not considered to be permanently reinvested.
We adopted FIN No. 48 on October 1, 2007. See Note 8 for further impact of this adoption. As a result of our adoption of FIN No. 48 we recognize and measure benefits for uncertain tax positions. Significant judgment is required to evaluate uncertain tax positions. We evaluate our uncertain tax positions on a quarterly basis. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.
Recently Issued Accounting Pronouncements
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. FASB No. 162 is intended to improve financial reporting by moving from the American Institute of Certified Public Accountants framework to a FASB framework that applies equally to preparers as well as auditors. This statement is effective 60 days following the Securities and Exchange Commission’s (the “SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The FASB does not expect that this statement will result in a change to current practice.
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Lives of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is intended to improve the consistency between the factors used to determine the useful lives of intangible assets and is effective for fiscal years beginning after December 15, 2010. We are currently in the process of evaluating the impact FSP No. 142-3 will have on our consolidated financial statements.
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
In December 2007, FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) will significantly change current practices regarding business combinations. Among the more significant changes, SFAS No. 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and non-controlling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier application is not permitted. Accordingly, SFAS No. 141(R) will be applied by us to business combinations occurring on or after October 1, 2009.
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
In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies to existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of evaluating the impact SFAS No. 157 will have on our consolidated financial statements.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
At September 30, 2008, we had $422.1 million aggregate principal amount outstanding of term loans due 2013 pursuant to our senior secured credit facility, $175.0 million of 9.5% senior subordinated notes due 2016 and $20.0 million of borrowings under our revolving credit facility due 2011. The term loans and the revolving credit facility bear interest at floating rates. In May 2006, we entered into four interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations and to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2007, one of the interest rate swaps with a notional amount of $25.0 million matured. As of September 30, 2008, we had outstanding interest rate swaps with a notional amount of $220.0 million. Giving effect to the interest rate swaps, a 0.25% increase in floating rates would increase our interest expense by $0.6 million annually. See “Hedging and Derivative Instruments” under Note 7 of the notes to our consolidated financial statements, which section is incorporated herein by reference.
Foreign Currency Risk
The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars; however, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Canada, the United Kingdom, Ireland and France and conduct transactions in the local currency of each location.
We monitor our foreign currency exposure and, from time to time, will attempt to reduce our exposure through hedging. At September 30, 2008, we had no foreign currency contracts outstanding.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	42
Consolidated Balance Sheets as of September 30, 2007 and September 30, 2008	43
Consolidated Statements of Operations and Comprehensive Income (Loss) for the period October 1, 2005 to May 2, 2006 (Predecessor), the period from Inception to September 30, 2006, and the years ended September 30, 2007 and 2008	44
Consolidated Statements of Stockholder’s Equity (Deficit) for the period October 1, 2005 to May 2, 2006 (Predecessor), the period from Inception to September 30, 2006 and the years ended September 30, 2007 and 2008	45
Consolidated Statements of Cash Flows for the period October 1, 2005 to May 2, 2006 (Predecessor), the period from Inception to September 30, 2006 and the years ended September 30, 2007 and 2008	46
Notes to Consolidated Financial Statements	47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder of Activant Solutions Inc.
We have audited the accompanying consolidated balance sheets of Activant Solutions Inc. (the Company) as of September 30, 2008 and 2007 and the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity (deficit), and cash flows for the years ended September 30, 2008 and 2007 and for the period from May 2, 2006 (Inception) to September 30, 2006; and the related statements of operations and comprehensive income (loss), stockholder’s equity (deficit), and cash flows of Activant Solutions Holdings Inc. (Predecessor Company) for the period from October 1, 2005 to May 2, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
As discussed in Note 1 to the Consolidated Financial Statements, in fiscal 2008, the Company changed its method of accounting for and disclosure of uncertainties associated with certain aspects of measurement and recognition of income taxes.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Activant Solutions Inc. at September 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years ended September 30, 2008 and 2007 and for the period from May 2, 2006 (Inception) to September 30, 2006; and the consolidated results of the operations and cash flows for Activant Solutions Holdings Inc. (Predecessor Company) for the period from October 1, 2005 to May 2, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ ERNST & YOUNG LLP
Austin, Texas
December 19, 2008

ACTIVANT SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands, except share data)	2007	2008
ASSETS:
Current assets:
Cash and cash equivalents	$33,379	$64,789
Trade accounts receivable, net of allowance for doubtful accounts of $7,765 and $5,415 at September 30, 2007 and 2008, respectively	61,914	46,572
Inventories, net	5,359	5,310
Deferred income taxes	6,724	6,226
Income taxes receivable	2,681	1,186
Prepaid expenses and other current assets	5,736	5,124

Total current assets	115,793	129,207

Property and equipment, net	10,074	8,942
Intangible assets, net	235,566	217,058
Goodwill	672,206	662,209
Deferred financing costs	15,501	13,130
Other assets	4,341	2,172

Total assets	$1,053,481	$1,032,718

LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$18,401	$19,181
Payroll related accruals	15,974	15,020
Deferred revenue	33,372	33,952
Current portion of long-term debt	750	3,325
Accrued expenses and other current liabilities	16,853	15,484

Total current liabilities	85,350	86,962

Long-term debt, net of discount	632,113	613,787
Deferred tax liabilities	65,174	54,028
Other liabilities	14,650	18,625

Total liabilities	797,287	773,402

Commitments and contingencies (See Note 10)	—	—

Common Stock:
Par value $0.01, authorized 1,000 shares, 10 shares issued and outstanding at September 30, 2007 and 2008	—	—
Additional paid-in capital	250,893	254,148
Retained earnings	8,003	11,355
Other accumulated comprehensive income (loss):
Unrealized loss on cash flow hedges	(2,891)	(5,585)
Cumulative translation adjustment	189	(602)

Total stockholder’s equity	256,194	259,316

Total liabilities and stockholder’s equity	$1,053,481	$1,032,718

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Predecessor Company	Activant Solutions Inc.
	Period from	Period from
	October 1,	Inception to	Year Ended	Year Ended
	2005 to May 2,	September 30,	September 30,	September 30,
(in thousands)	2006	2006	2007	2008
Revenues:
Systems	$96,785	$72,954	$181,359	$173,237
Services	128,430	91,236	227,763	253,132

Total revenues	225,215	164,190	409,122	426,369

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems (1)	52,589	39,391	99,290	95,350
Services (1)	45,984	34,515	83,821	92,260

Total cost of revenues	98,573	73,906	183,111	187,610

Gross profit	126,642	90,284	226,011	238,759

Operating expenses:
Sales and marketing (1)	31,276	24,828	64,473	64,039
Product development (1)	23,297	16,987	40,652	44,258
General and administrative (1)	16,976	10,590	27,732	31,517
Depreciation and amortization	15,511	11,773	29,735	37,254
Acquisition related costs	32,291	194	531	1,056
Restructuring costs	116	802	1,109	2,272

Total operating expenses	119,467	65,174	164,232	180,396

Operating income	7,175	25,110	61,779	58,363

Interest expense	(33,000)	(20,340)	(48,398)	(51,196)
Write-off of prior deferred financing costs	(15,994)	—	—	—
Premium on debt repurchase	(26,671)	—	—	—
Other income (loss), net	733	335	1,529	1,258

Income (loss) before income taxes	(67,757)	5,105	14,910	8,425
Income tax expense (benefit)	(22,553)	2,025	9,987	4,804

Net income (loss)	$(45,204)	$3,080	$4,923	$3,621

Comprehensive income (loss):
Net income (loss)	$(45,204)	$3,080	$4,923	$3,621
Unrealized loss on cash flow hedges	—	(2,103)	(788)	(2,694)
Foreign currency translation adjustment	(131)	(48)	237	(791)

Comprehensive income (loss)	$(45,335)	$929	$4,372	$136

(1) Includes stock-based compensation expense as follows:
Cost of revenues
Systems	$—	$—	$43	$32
Services	—	—	351	232
Operating expenses
Sales and marketing	—	—	1,020	942
Product development	—	—	390	340
General and administrative	1,393	—	2,359	1,723

Total	$1,393	$—	$4,163	$3,269

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)
Predecessor Company

	Class A			Additional		Other Accumulated	Total
	Common	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
(in thousands)	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance, September 30, 2005	$3	19,303	$2	$85,595	$(91,724)	$450	$(5,674)
Foreign currency translation adjustments	—	—	—	—	—	(131)	(131)
Stock-based compensation	—	—	—	1,393	—	—	1,393
Repurchase of common stock	—	—	—	(840)	—	—	(840)
Exercise of options	—	—	—	105	—	—	105
Net loss	—	—	—	—	(45,204)	—	(45,204)

Balance, May 2, 2006	$3	19,303	$2	$86,253	$(136,928)	$319	$(50,351)

     Activant Solutions Inc.

			Additional		Other Accumulated	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholder’s
(in thousands)	Shares	Amount	Capital	Earnings	Loss	Equity
Issuance of common stock at Inception	10	$—	$245,625	$—	$—	$245,625
Exchange of stock options upon completion of Merger	—	—	1,119	—	—	1,119
Foreign currency translation adjustments	—	—	—	—	(48)	(48)
Unrealized loss on cash flow hedges	—	—	—	—	(2,103)	(2,103)
Net income	—	—	—	3,080	—	3,080

Balance, September 30, 2006	10	—	246,744	3,080	(2,151)	247,673
Foreign currency translation adjustments	—	—	—	—	237	237
Repurchase of Activant Group common stock	—	—	(14)	—	—	(14)
Stock-based compensation	—	—	4,163	—	—	4,163
Unrealized loss on cash flow hedges	—	—	—	—	(788)	(788)
Net income	—	—	—	4,923	—	4,923

Balance, September 30, 2007	10	—	250,893	8,003	(2,702)	256,194
Foreign currency translation adjustments	—	—	—	—	(791)	(791)
Repurchase of Activant Group common stock	—	—	(14)	—	—	(14)
Stock-based compensation	—	—	3,269	—	—	3,269
Unrealized loss on cash flow hedges	—	—	—	—	(2,694)	(2,694)
Adoption of FIN No. 48	—	—	—	(269)	—	(269)
Net income	—	—	—	3,621	—	3,621

Balance, September 30, 2008	10	$—	$254,148	$11,355	$(6,187)	$259,316

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Predecessor
	Company	Activant Solutions Inc.
	Period from	Period from
	October 1,	Inception to	Year Ended	Year Ended
	2005 to May 2,	September 30,	September 30,	September 30,
(in thousands)	2006	2006	2007	2008
Operating activities:
Net income (loss)	$(45,204)	$3,080	$4,923	$3,621
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	1,393	—	4,163	3,269
Depreciation	3,498	2,551	6,048	6,056
Amortization of intangible assets	12,013	9,222	23,687	31,198
Amortization of deferred financing costs	1,783	842	2,176	2,477
Provision for doubtful accounts	1,558	4,108	3,657	2,435
Deferred income taxes, net	(10,192)	2,475	4,257	(6,019)
Write-off of prior deferred financing costs	15,994	—	—	—
Write-off of capitalized IPO costs	1,776	—	—	—
Changes in assets and liabilities:
Trade accounts receivable	1,797	(16,019)	(4,285)	12,907
Inventories	(2,128)	1,876	(62)	49
Prepaid expenses and other assets	(22,531)	5,170	9,152	4,276
Accounts payable	(224)	(2,075)	4,457	780
Deferred revenue	(4,944)	9,733	(1,745)	380
Accrued expenses and other	58,082	9,729	(5,971)	(2,534)

Net cash provided by operating activities	12,671	30,692	50,457	58,895

Investing activities:
Acquisition of Activant Solutions Inc.	—	(782,894)	—	—
Business acquisitions	—	—	(108,172)	—
Purchase of property and equipment	(3,586)	(1,909)	(7,056)	(4,924)
Capitalized computer software costs and databases	(3,455)	(2,202)	(5,276)	(6,690)
Equity distributions from partnerships	679	—	—	—
Purchase price adjustments	508	—	1,784	—

Net cash used in investing activities	(5,854)	(787,005)	(118,720)	(11,614)

Financing activities:
Issuance of common stock at inception	—	245,625	—	—
Proceeds from borrowings	195,000	565,000	95,000	—
Repayment of borrowings	(190,149)	—	(2,000)	—
Payment on long-term debt	—	(1,950)	(25,187)	(15,751)
Deferred financing costs	(3,561)	(15,979)	(2,540)	(106)
Exercise of options	105	—	—	—
Repurchase of common stock	(840)	—	(14)	(14)

Net cash provided by (used in) financing activities	555	792,696	65,259	(15,871)

Net change in cash and cash equivalents	7,372	36,383	(3,004)	31,410
Cash and cash equivalents, beginning of period	10,952	—	36,383	33,379

Cash and cash equivalents, end of period	$18,324	$36,383	$33,379	$64,789

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$26,155	$17,268	$45,813	$47,997
Cash paid during the period for income taxes (net of receipts)	$8,311	$417	$(3,642)	$8,478
The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
On May 2, 2006, Activant Group Inc. (formerly known as Lone Star Holding Corp.), or Activant Group, Lone Star Merger Corp, and Activant Solutions Holdings Inc., or Holdings (the “Predecessor Company”), consummated a merger, whereupon Holdings became wholly owned by Activant Group, which in turn is wholly owned by investment funds affiliated with Hellman & Friedman LLC, Thoma Cressey Bravo, Inc. and JMI Equity and certain members of our management. Following the merger, on May 2, 2006, Holdings merged with and into Activant Solutions Inc., with Activant Solutions Inc. (the “Company”) continuing as the surviving corporation and wholly-owned subsidiary of Activant Group. These mergers are referred to as the “mergers” and the transactions related to the mergers are referred to collectively as the “transactions.” The transaction was treated as a purchase and thus the assets and liabilities were recorded at their fair value as of the closing date. Activant Group was incorporated on March 7, 2006 for the purpose of acquiring Holdings and did not have any operations prior to May 2, 2006 other than in connection with the Holdings acquisition.
The accompanying consolidated statements of operations and cash flows from October 1, 2005 to May 2, 2006 represent the results of operations and cash flows of the Predecessor Company and its wholly-owned subsidiaries. The accompanying consolidated balance sheets as of September 30, 2007 and 2008, consolidated statements of operations and cash flows for the periods from Inception to September 30, 2006 and the years ended September 30, 2007 and 2008, represent our financial position, results of operations and cash flows.
We allocate certain infrastructure costs such as facilities, information technology (“IT”) support, and telecommunications expense in determining segment contribution margin. Effective October 1, 2007, we reorganized our management and business structure along vertical markets and, accordingly, we revised the methodology for determining the value of those infrastructure services provided to each segment. As a result, $4.5 million, $3.7 million and $12.5 million of costs previously reported as general and administrative expenses have been reclassified for the period from October 1, 2005 to May 2, 2006, from Inception to September 30, 2006 and for the fiscal year ended 2007, respectively, in the accompanying consolidated statements of operations to conform to the current basis of presentation. Additional disclosures associated with this reorganization and changes in segment reporting are included in Note 13. For comparative purposes, information on corporate allocations for the periods indicated is as follows:

	Period from October 1, 2005			Period from Inception			Year Ended
	to May 2, 2006			to September 2006			September 30, 2007
	As			As			As
	Previously			Previously			Previously
(in thousands)	Reported	Revised	Change	Reported	Revised	Change	Reported	Revised	Change
Systems cost of revenues	$943	$2,221	$1,278	$673	$1,705	$1,032	$1,616	$4,755	$3,139
Services cost of revenues	2,422	3,589	1,167	1,730	2,746	1,016	4,152	8,138	3,986
Sales and marketing expense	1,092	1,819	727	780	1,416	636	1,872	4,056	2,184
Product development expense	506	1,817	1,311	362	1,415	1,053	868	4,046	3,178
General and administrative expense	(4,963)	(9,446)	(4,483)	(3,545)	(7,282)	(3,737)	(8,508)	(20,995)	(12,487)

Net allocations	$—	$—	$—	$—	$—	$—	$—	$—	$—

Description of Business
We are a leading provider of business management solutions to distribution and specialty retail businesses. We have experience serving businesses with complex distribution and retail requirements in three primary vertical markets: hardlines and lumber; wholesale distribution; and the automotive parts aftermarket. Using a combination of proprietary software and extensive expertise in these vertical markets, we provide complete business management solutions consisting of tailored systems, product support, content and supply chain products and services and professional services designed to meet the unique requirements of our customers. Our fully integrated systems and services include point-of-sale, inventory management, general accounting, e-commerce, warehouse automation, and product data management that enable our customers to manage their day-to-day business operations.
The consolidated financial statements include the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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
Inventories
Inventories primarily consist of purchased parts and finished goods. Inventories are stated at the lower of cost or market, using the average cost method, and include amounts that ultimately may be transferred to equipment or service parts. Inventories are recorded net of inventory reserves of $1.1 million and $0.9 million at September 30, 2007 and September 30, 2008, respectively.
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
Software and Database Development Costs
In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, costs incurred internally in creating computer software products are expensed until technological feasibility has been established, which is typically evidenced by a completed program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Costs incurred related to the accumulation of data for the development of databases are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized using the greater of the amount computed using (a) the ratio that current gross revenues bear to the total anticipated future gross revenues or (b) the straight-line method over the estimated economic life of the product not to exceed five years. We are required to use our professional judgment in determining whether software development costs meet the criteria for immediate expense or capitalization using the criteria described above and evaluate software and database development costs for impairment at each balance sheet date by comparing the unamortized capitalized costs to the net realizable value. The net realizable value is the estimated future gross revenue from that product reduced by the estimated future costs of completing, maintaining and disposing of the product. The Predecessor Company capitalized $3.5 million of software and database development costs and recorded related amortization expense of approximately $3.3 million from October 1, 2005 to May 2, 2006. We capitalized approximately $2.2 million, $5.3 million and $6.7 million of software and database development costs and recorded related amortization expense of approximately $0.1 million, $1.3 million and $3.1 million for the period from Inception to September 30, 2006, and for the years ended September 30, 2007 and 2008, respectively. We had no write-offs of software and database development costs for any of these periods.

Deferred Financing Costs
Financing costs are deferred and amortized to interest expense using the straight-line method over the terms of the related debt, which approximates the effective interest method. Amortization of such costs of Predecessor Company for the period from October 1, 2005 to May 2, 2006 was $1.8 million. From Inception to September 30, 2006 and for the years ended September 30, 2007 and 2008, we recognized amortization of deferred financing costs totaling $0.8 million, $2.2 million and $2.5 million, respectively.
Goodwill and Other Intangible Assets
We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and indefinite life intangible assets are tested for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. No impairment of goodwill or indefinite life intangible assets has been identified during any of the periods presented.
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
Revenue Recognition
We recognize revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Statement of Position 97-2, Software Revenue Recognition. We derive revenue from software license fees, computer hardware, implementation and training, software and hardware maintenance and support, content and data services and other services. We generally utilize written contracts as the means to establish the terms and conditions by which our licenses, products, maintenance and services are sold to our customers. Revenue is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed and determinable, collection is reasonably assured, and vendor-specific objective evidence (“VSOE”) of the fair value of undelivered elements exists. We record revenue net of our sales tax obligations.
We use the following revenue recognition policies for sales of our systems, which generally consist of software, hardware, implementation and training:
•
Residual method. For the majority of systems sales, we use the residual method of revenue recognition. Under the residual method, consideration is allocated to undelivered elements based upon VSOE of the fair value of those elements, with the residual of the arrangement fee allocated to the software components. We have established VSOE of fair value for each undelivered element of the system sale (i.e., hardware, implementation, and training), as well as product support. The revenue for the hardware and software portion of the system sale are recognized upon shipment. The revenues of the undelivered elements (i.e., support, implementation and training) are deferred until provided. Services that are sold in connection with software license arrangements generally qualify for separate accounting from the license elements because they do not involve significant production, modification, or customization of our software products and are not otherwise considered to be essential to the functionality of such products. For transactions where significant customization or modification is essential, one of the following two methods is used:

•
Percentage of completion. For those systems that include significant customization or modification of the software and where estimates of costs to complete the customization or modification are reasonably dependable, percentage of completion contract accounting is applied to both the software and implementation and training elements of the sale. Systems revenue from the software, implementation and training elements are recognized on a percentage-of-completion method with progress-to-completion measured based upon installation hours incurred. Hardware is not essential to the functionality of the overall system and thus the hardware portion of the system is recognized upon delivery.

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

Product support and content and supply chain services are primarily provided on a monthly, quarterly and annual subscription basis and are therefore recognized on the same periodic basis.
Advertising Costs
We expense all advertising costs as incurred and the amounts were not material for any of the periods presented.
Income Taxes
We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are provided for all temporary differences based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established against deferred tax assets if the future realization of these assets is not likely based on the weight of the available evidence. Income taxes are provided on the undistributed earnings of foreign subsidiaries that are not considered to be permanently reinvested.
We adopted the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 on October 1, 2007. See Note 8 for further impact of this adoption. As a result of our adoption of FIN No. 48 we recognize and measure benefits for uncertain tax positions. Significant judgment is required to evaluate uncertain tax positions. We evaluate our uncertain tax positions on a quarterly basis. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.
Fair Value of Financial Instruments
The carrying amounts of certain of our financial instruments including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities.
Our long-term debt consists of obligations with both variable and fixed interest rates. The carrying value of debt obligations with variable interest rates is considered to approximate fair value. The estimated fair value of debt obligations with fixed interest rates is based on the quoted market prices for such debt obligations. The estimated fair value of long-term debt with fixed interest rates at September 30, 2008 with a carrying value of $175.0 million is $130.0 million.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Certain Risks and Concentrations
We perform ongoing credit evaluations of our customers and generally do not require collateral from our customers. Most of our customers are in hardlines and lumber, wholesale distribution and automotive parts aftermarket industries.
No single customer accounted for more than 10% of revenues during the period from October 1, 2005 to May 2, 2006, the period from Inception to September 30, 2006, or the years ended September 30, 2007 and 2008.
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
Stock-Based Compensation
In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. This revised standard addresses the accounting for stock-based compensation transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires all stock-based compensation to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The Predecessor Company adopted SFAS No. 123(R) in the quarter ended December 31, 2005. Prior to SFAS No. 123(R) adoption, the Predecessor Company accounted for stock-based compensation under APB No. 25.
Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards require the input of highly subjective assumptions, including the expected life of the stock-based compensation awards and stock price volatility. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from the amount we have recorded in the current period.
Recently Issued Accounting Standards
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. FASB No. 162 is intended to improve financial reporting by moving from the American Institute of Certified Public Accountants framework to a FASB framework that applies equally to preparers as well as auditors. This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The FASB does not expect that this statement will result in a change to current practice.
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Lives of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is intended to improve the consistency between the factors used to determine the useful lives of intangible assets and is effective for fiscal years beginning after December 15, 2010. We are currently in the process of evaluating the impact FSP No. 142-3 will have on our consolidated financial statements.
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
NOTE 2 — MERGER AND RELATED TRANSACTIONS
On May 2, 2006, Holdings became wholly owned by Activant Group, which in turn is wholly owned by funds affiliated with Hellman & Friedman LLC, Thoma Cressey Bravo, Inc. and JMI Equity, and certain members of our management. Following the merger, on May 2, 2006, Holdings merged with and into the Company, with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Activant Group. The transaction was treated as a purchase and thus the assets and liabilities were recorded at their fair value as of the closing date.
The mergers and related transactions were funded by a combination of approximately $245.6 million proceeds of common stock, a $390.0 million senior secured term loan facility and $175.0 million in senior subordinated notes, less cash received. The mergers have been recorded using the purchase method of accounting. The purchase price allocation was based upon the relative fair values of the identifiable assets acquired and liabilities assumed. The excess purchase price over those fair values was recorded as goodwill. The goodwill recorded as a result of these acquisitions is not expected to be deductible for tax purposes.
NOTE 3 — ACQUISITIONS
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
The purchase price was allocated based on the fair value of net assets acquired as follows (in thousands):

Trade receivables	$4,506
Inventory	705
Property and equipment	266
Other assets	48
Goodwill	64,496
Other intangible assets	36,000
Deferred revenue	(4,761)

Total purchase price	$101,260

Pro Forma Results
The results of operations include the results of Silk Systems commencing after May 31, 2007 and of Eclipse commencing after August 17, 2007. Accordingly, our results of operations for the years ended September 30, 2007 and 2008 are not directly comparable.
The following table presents the pro forma combined results of our operations with Silk Systems and Eclipse for the years ended September 30, 2006 and 2007, assuming that the acquisitions had both occurred on the first day of the respective periods after giving effect to certain pro forma adjustments primarily related to the elimination of certain allocations, restructuring activities, amortization of acquired intangible assets and interest expense. These pro forma results are not necessarily indicative of what the actual consolidated results of operations would have been had the acquisition actually occurred on the first day of the respective period or of future results of operations of the consolidated entities.

	Year Ended September 30,
	2006	2007
(in thousands)	(pro forma)	(pro forma)
Total revenues	$439,186	$453,278
Total cost of revenues	202,548	207,842

Gross profit	236,638	245,436
Total operating expenses	195,877	177,394

Operating income	40,761	68,042
Interest expense	(61,183)	(55,260)
Other income (expense), net	(41,595)	1,529

Income (loss) before income taxes	(62,017)	14,311
Income tax expense (benefit)	(20,307)	9,777

Net income (loss)	$(41,710)	$4,534

NOTE 4 — PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	September 30,
(in thousands)	2007	2008
Furniture and equipment	$10,934	$14,562
Service parts	3,555	4,113
Leasehold improvements	2,138	3,244

Gross property and equipment	16,627	21,919
Less accumulated depreciation	(6,553)	(12,977)

Net property and equipment	$10,074	$8,942

NOTE 5 — GOODWILL
The carrying amount of goodwill by reportable segment is as follows:

	September 30,
(in thousands)	2007	2008
Hardlines and Lumber	$217,101	$216,454
Wholesale Distribution	295,790	288,688
Automotive	149,941	149,369
Other	9,374	7,698

Total	$672,206	$662,209

Changes in the carrying amount of goodwill for fiscal year 2008 are as follows (in thousands):

Balance as of September 30, 2007	$672,206
Final valuation of acquisition	(5,800)
Adoption of FIN No. 48 and adjustments for pre- acquisition income tax liabilities	(4,197)

Balance as of September 30, 2008	$662,209

We test goodwill for impairment annually during the fourth quarter of each fiscal year at the reporting unit level using a fair value approach, in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Our annual testing resulted in no impairment charges to goodwill in the years ended September 30, 2007 and 2008. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. Based on the weakness in the economic environment we may possibly need to perform a test for goodwill impairment in the first quarter of fiscal 2009.
For the year ended September 30, 2007, we decreased goodwill by approximately $1.8 million, related to the resolution of additional pre-acquisition income tax uncertainties and basis adjustments related to temporary differences of acquired assets that are not expected to reverse. For the year ended September 30, 2008, we decreased goodwill by $5.8 million, related to the final allocation of purchase price to acquired assets. In addition, in conjunction with the adoption of FIN No. 48 and the identification of additional pre-acquisition income tax liabilities, we recorded a net decrease to goodwill of approximately $4.2 million for the year ended September 30, 2008.
NOTE 6 — INTANGIBLE ASSETS
The components of purchased intangible assets are as follows:

	September 30, 2007
	Gross Carrying	Accumulated	Net	Weighted
(in thousands)	Amount	Amortization	Carrying Amount	Average Life
Technology based	$73,100	$(13,356)	$59,744	7.3 years
Customer based	156,628	(18,079)	138,549	11.1 years
Other	768	(68)	700	4.0 years
Capitalized software and database costs	7,478	(1,405)	6,073	3.0 years

Total amortizable intangible assets	237,974	(32,908)	205,066
Trademarks and tradenames	30,500	—	30,500	Indefinite

Total	$268,474	$(32,908)	$235,566

	September 30, 2008
	Gross Carrying	Accumulated	Net	Weighted
(in thousands)	Amount	Amortization	Carrying Amount	Average Life
Technology based	$70,600	$(25,435)	$45,165	6.2 years
Customer based	161,328	(33,173)	128,155	10.8 years
Other	768	(273)	495	4.0 years
Capitalized software and database costs	14,169	(4,517)	9,652	3.0 years

Total amortizable intangible assets	246,865	(63,398)	183,467
Trademarks and tradenames	3,800	(709)	3,091	5.0 years
Trademarks and tradenames	30,500	—	30,500	Indefinite

Total	$281,165	$(64,107)	$217,058

During the year ended September 30, 2007, we recorded additions to intangible assets of $37.9 million. During the year ended September 30, 2008, we increased intangible assets by $12.7 million of which $6.0 million was related to the final allocation of purchase price to intangible assets acquired and $6.7 million was related to capitalized software and database costs. Additionally, as a result of the final allocation we adjusted the weighted average lives of the acquired intangibles.
Acquired finite-lived intangibles are generally amortized on a straight-line basis over the weighted average periods. The Predecessor Company recorded related amortization expense of $12.0 million from October 1, 2005 to May 2, 2006. From Inception to September 30, 2006 and for the years ended September 30, 2007 and 2008, we recorded amortization expense of $9.2 million, $23.7 million and $31.2 million, respectively. Estimated amortization expense is approximately $27.1 million in each of the next four fiscal years and approximately $20.1 million the following year.
We evaluate the purchased intangible assets with an indefinite life on an annual basis as of the beginning of July 1, and whenever events and changes in circumstances indicate that there may be a potential impairment. Our annual testing resulted in no impairment charges to intangible assets in the years ended September 30, 2007 and 2008. Future impairment tests could result in a charge to earnings.
NOTE 7 — DEBT
Long-term debt consisted of the following:

	September 30,
(in thousands)	2007	2008
Senior secured credit agreement due 2013	$437,863	$422,112
Senior subordinated notes due 2016	175,000	175,000
Revolving credit facility due 2011	20,000	20,000

Total debt	632,863	617,112
Current portion	(750)	(3,325)

Long-term debt	$632,113	$613,787

Senior Secured Credit Agreement
On May 2, 2006, in connection with the consummation of the mergers, we entered into a senior secured credit agreement. The senior secured credit agreement provides for (i) a seven-year term loan in the amount of $390.0 million, amortized at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after May 2, 2006, except such amortized loan payments that may otherwise be due are reduced dollar-for-dollar by any voluntary prepayments or mandatory repayments we make, with the balance payable on May 2, 2013, and (ii) a five-year revolving credit facility that permits loans in an aggregate amount of up to $40.0 million, which includes a $5.0 million letter of credit facility and a swing line facility.
On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. A Lehman Brothers subsidiary, Lehman Commercial Paper Inc. (“Lehman CPI”), is one of the lenders under our senior secured credit agreement, having provided a commitment of $7.0 million under the revolving credit facility, of which $3.5 million was outstanding at September 30, 2008. Although we have made no request for funding under the revolving credit facility since the filing of the bankruptcy petition by Lehman Brothers, it is uncertain whether Lehman CPI will participate in any future requests for funding or whether another lender might assume its commitment. We currently believe that the other lenders under our senior secured credit agreement, as well as our other financial counterparties, will be able to fulfill their respective obligations. There can be no assurance, however, that those other lenders or counterparties will not also experience a significant adverse event that could impact their abilities to fulfill their obligations to us.
Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, on May 2, 2011. Proceeds of the term loan on the initial borrowing date were used to partially finance the mergers, to refinance certain of our indebtedness and to pay fees and expenses incurred in connection with the mergers and the related financings and transactions. For the period from Inception to September 30, 2006, we repaid $1.9 million in principal towards the $390.0 million term loan per the amortization schedule. During the year ended September 30, 2007, we repaid $25.2 million in principal towards the $390.0 million term loan and during the year ended September 30, 2008, we repaid approximately $15.8 million in principal which substantially reduced the future unamortized principal payments due per the amortization schedule. In addition, subject to certain terms and conditions, the senior secured credit agreement provided for one or more uncommitted incremental term loan and/or revolving credit facilities in an aggregate amount not to exceed $75.0 million. In August 2007, we borrowed the $75.0 million incremental term loan, which matures on May 2, 2013, as well as $20.0 million of the revolving credit facility. These amounts were used to partially finance the acquisition of Eclipse. We are required each year generally concurrent with the filing of our Annual Report on Form 10-K to make a mandatory principal repayment equal to one-half of excess cash flow, as defined, for the preceding fiscal year. Any mandatory repayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year. Prior to fiscal year 2008, we did not make any mandatory repayments. For fiscal year 2008, we made voluntary principal prepayments of $15.0 million, which resulted in a remaining fiscal year 2008 mandatory principal payment due of $3.3 million as of September 30, 2008. We classified the remaining fiscal year 2008 mandatory repayment as current portion of long-term debt in the accompanying consolidated balance sheet.
The borrowings under the senior secured credit agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank Trust Company Americas, and (2) the federal funds rate plus 1/2 of 1%; or (b) a reserve adjusted Eurodollar rate on deposits for periods of one-, two-, three-, or six-months (or, to the extent agreed to by each applicable lender, nine- or twelve-months or less than one month). The initial applicable margin for borrowings is:
•	under the revolving credit facility, 1.25% with respect to base rate borrowings and 2.25% with respect to Eurodollar rate borrowings, which may be reduced subject to our attainment of certain leverage ratios;
•	under the term loan, 1.00% with respect to base rate borrowings and 2.00% with respect to Eurodollar rate borrowings; and
•	under the incremental term loan, 1.50% with respect to base rate borrowings and 2.50% with respect to Eurodollar rate borrowings.
In addition to paying interest on outstanding principal under the senior secured credit agreement, we will be required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios, none of which had been attained as of September 30, 2008. We must also pay customary letter of credit fees for issued and outstanding letters of credit. As of September 30, 2008, we had $0.3 million of letters of credit issued and outstanding.
Substantially all of our assets and those of our subsidiaries are pledged as collateral on the senior secured credit agreement.
Hedging and Derivative Instruments
At the time we entered into the senior secured credit agreement, we entered into four interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations and to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2007, one of the interest rate swaps with a notional amount of $25.0 million matured. As of September 30, 2008, we had outstanding interest rate swaps with a notional amount of $220.0 million as follows (in thousands):

Notional Amount	Maturity Date	Fixed Rate	Fair Value
$140,000	2011	5.42%	$(7,746)
$ 50,000	2009	5.32%	$(1,346)
$ 30,000	2008	5.29%	$ (189)
We account for the interest rate swaps discussed above as cash flow hedges. The realized gains and losses on these instruments are recorded in earnings as adjustments to interest expense. The unrealized gains and losses are recognized in other comprehensive income. To the extent any of the interest rate swaps are deemed ineffective, a portion of the unrealized gains and losses may have to be recorded in interest expense rather than other comprehensive income. We believe any ineffectiveness of our interest rate swaps is not material. From Inception to September 30, 2006 and for the years ended September 30, 2007 and 2008, we recorded an unrealized loss of $3.5 million ($2.1 million, net of tax), $1.3 million ($0.8 million, net of tax), and $4.5 million ($2.7 million net of tax), respectively in other comprehensive income on these hedges.
Senior Subordinated Notes Due 2016
In connection with the consummation of the merger, we also issued $175.0 million aggregate principal amount of 9.5% senior subordinated notes due May 2, 2016. The notes were issued in a private transaction that was not subject to the registration requirements of the Securities Act of 1933. The notes subsequently were exchanged for substantially identical notes registered with the SEC, pursuant to a registration rights agreement entered into in connection with the indenture.
Each of our domestic subsidiaries, as primary obligors and not as sureties, jointly and severally, irrevocably and unconditionally guarantees, on an unsecured senior subordinated basis, the performance and full and punctual payment when due, whether at maturity, by acceleration or otherwise, of all of our obligations under the indenture and the notes. The notes are our unsecured senior subordinated obligations and are subordinated in right of payment to all of our existing and future senior indebtedness (including the senior secured credit agreement), are effectively subordinated to all of our secured indebtedness (including the senior secured credit agreement) and are senior in right of payment to all of our existing and future subordinated indebtedness.
The terms of the senior secured credit agreement and the indenture governing the senior subordinated notes restrict certain activities by us, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets and transactions with affiliates. In addition, the senior secured credit agreement requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The senior secured credit agreement and the indenture also contain certain customary affirmative covenants and events of default. At September 30, 2008, we were in compliance with all of the senior secured credit agreement’s and the indenture’s covenants. Compliance with these covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. Based on our forecasts for the remainder of fiscal year 2009, which incorporate continued economic weakness in our business and our vertical markets, we currently anticipate that we will be able to meet or exceed these financial tests and covenants during this period. This expectation is based on continued cost cutting initiatives which we are implementing as well as our other cost and revenue expectations for the remainder of fiscal year 2009. Should the current economic recession cause our business or our vertical markets to deteriorate beyond our expectations or should our cost cutting initiatives prove insufficient we may not be able to satisfy these financial tests and covenants. In order to help ensure compliance with our covenants under our senior secured credit facilities and our senior subordinated notes we may take additional actions in the future, including implementing additional cost cutting initiatives, repurchasing some of our debt or making further changes to our operations. In the event of a default of the financial covenants referred to above, we may (but no more than two times in four fiscal quarters) cure the default by raising equity capital from our existing investors in an amount sufficient to pass, but not to exceed, the financial covenant. While we believe that these additional remedies provide us with some additional flexibility in maintaining compliance with our tests and covenants, they do not assure us that we will not find ourselves in violation of these tests and covenants. Upon the occurrence of an event of default under the senior secured credit facilities and our senior subordinated notes, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit.
Aggregate maturities of debt are as follows (in thousands):

2009	$3,325
2010	—
2011	20,000
2012	—
2013	418,787
Thereafter	175,000

Total	$617,112

NOTE 8 — INCOME TAXES
Significant components of the income tax expense (benefit) attributable to continuing operations are as follows:

	Predecessor
	Company	Activant Solutions Inc.
	Period from	Period from
	October 1,	Inception to	Year Ended	Year Ended
	2005 to May 2,	September 30,	September 30,	September 30,
(in thousands)	2006	2006	2007	2008
Current:
Federal	$(3,537)	$108	$1,742	$7,246
State	(143)	457	3,758	2,890
Foreign	540	285	230	687

Total Current	(3,140)	850	5,730	10,823

Deferred:
Federal	(16,959)	1,474	3,423	(5,690)
State	(2,415)	(254)	473	(481)
Foreign	(39)	(45)	361	152

Total Deferred	(19,413)	1,175	4,257	(6,019)

Income tax expense (benefit)	$(22,553)	$2,025	$9,987	$4,804

The provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes as a result of the following:

	Predecessor
	Company	Activant Solutions Inc.
	Period from	Period from
	October 1,	Inception to	Year Ended	Year Ended
	2005 to May 2,	September 30,	September 30,	September 30,
(in thousands)	2006	2006	2007	2008
Income tax expense (benefit) at statutory federal income tax rate	$(23,717)	$1,787	$5,219	$2,949
State taxes, net of federal income tax expense (benefit)	(2,488)	232	2,436	1,566
Permanent differences	4,193	71	298	473
Tax credits and other	(541)	(65)	(40)	(538)
Change in tax rates applied to deferred taxes	—	—	585	(297)
Change in reserves and valuation allowance	—	—	1,489	651

Income tax expense (benefit)	$(22,553)	$2,025	$9,987	$4,804

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes are as follows:

	September 30,	September 30,
(in thousands)	2007	2008
Deferred tax assets :
Current deferred tax assets:
Inventory and sales return reserves	$1,387	$1,223
Accrued expenses	2,758	2,110
Bad debts and other	2,686	1,960
Deferred income	56	1,036

	6,887	6,329

Non-current deferred tax assets:
Net operating losses and tax credit carry forward	11,175	10,735
Depreciation and amortization	4,180	3,442
Stock-based compensation	1,658	2,942
Accrued expenses	559	1,166
Unrealized losses	1,898	3,674

	19,470	21,959

Valuation allowance	(5,951)	(4,280)

Total deferred tax assets	20,406	24,008

Deferred tax liabilities:
Software and intangible assets — non-current	(78,693)	(71,707)
Other — current	(163)	(103)

Total deferred tax liabilities	(78,856)	(71,810)

Net deferred tax liabilities	$(58,450)	$(47,802)

As of September 30, 2008, we had $3.8 million of federal and $32.6 million of state net operating loss (“NOL”) carry forwards expiring between 2009 and 2028, if not utilized. We also had foreign NOLs of $0.8 million expiring between 2026 and 2028, and $19.2 million that are not subject to expiration. Also as of September 30, 2008, we had $1.4 million of federal, and $0.7 million of foreign, business tax credit carry forwards that expire between 2014 and 2018, if not utilized.
The valuation allowance decreased by approximately $1.7 million during the year ended September 30, 2008. The decrease consisted of a $2.3 million reduction to goodwill, an increase to income tax expense of $0.4 million, and a $0.2 million reduction in cumulative translation adjustment. The $4.3 million valuation allowance at September 30, 2008 is primarily comprised of allowances against net operating loss carry-forwards. Approximately $2.8 million of deferred tax assets currently subject to a valuation allowance will be allocated to goodwill if the benefits are ultimately realized.
Substantially all of our operating income was generated from domestic operations during 2007 and 2008. Undistributed earnings, if any, of our foreign subsidiaries is considered to be permanently reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon.
In June 2006, FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN No. 48 on October 1, 2007. As a result of implementing FIN No. 48, we recognized an increase of $2.1 million in the liability for unrecognized tax benefits which was recorded as a $1.5 million increase to goodwill, a $0.3 million decrease to the opening balance of retained earnings, and a $0.3 million increase to deferred tax assets.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of October 1, 2007 and September 30, 2008 the balance of accrued interest and penalties was approximately $0.4 million and $0.5 million, respectively.

Changes in the balance of unrecognized tax benefits (excluding interest and penalties, classified in other non-current liabilities) is as follows (in thousands):

Balance as of October 1, 2007	$8,026
Additions based on tax positions related to the current year	266
Reductions for settlements with taxing authorities	(1,887)
Reductions as a result of a lapse of applicable statute of limitations	(376)

Balance as of September 30, 2008	$6,029

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $1.0 million as of September 30, 2008. The $1.9 million settlement reduction related to the closure of a Canadian examination of the 2005 and 2006 tax periods that resulted in a payment of $0.1 million. The tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject, and we are currently under U.S. federal examination for the 2004 through 2007 tax years.
It is reasonably possible as of September 30, 2008 that the unrecognized tax benefits will decrease by approximately $3.4 million within the next twelve months, primarily due to various tax positions related to the anticipated closure of the ongoing U.S. tax examination as well as positions for which the statute of limitations will expire in various taxing jurisdictions. A significant portion of these unrecognized tax benefits would be recorded as an adjustment to goodwill.
NOTE 9 — EMPLOYEE STOCK AND SAVINGS PLANS
Activant Solutions Inc.
During 2006, Activant Group adopted the Activant Group Inc. 2006 Stock Incentive Plan (the “2006 Option Plan”), which as of September 30, 2008 had 7,961,958 shares of Activant Group common stock reserved for issuances pursuant to existing and future awards thereunder. The exercise price of options granted under the 2006 Option Plan may not be less than the fair market value at the date of grant as determined in good faith by the board of directors of Activant Group from time to time. Options granted under the 2006 Option Plan vest in varying amounts over a period up to five years and expire ten years from the date of the grant.
The Company estimates the fair value of stock options using a Black-Scholes option pricing model that uses certain assumptions including expected term, expected volatility of the underlying stock, expected dividend pay-out rate and risk-free rate of return. The expected term was based on historical data and represents the period of time that stock options granted were expected to be outstanding. Due to the fact that the Activant Group common stock underlying the options is not publicly traded, the expected volatility was based on a comparable group of companies for the period. We do not intend to pay dividends on our common stock for the foreseeable future, and accordingly, used a dividend yield of zero. The risk-free rate for periods within the contractual life of the option was based on the Treasury Bill coupon rate for U.S Treasury securities in effect at the time of the grant with a maturity approximating the expected term. For the years ended September 30, 2008 and 2007, we recorded stock-based compensation expense of approximately $3.3 million and $4.2 million, respectively, with a total income tax benefit recognized in the income statement of approximately $1.3 million and $1.7 million, respectively.
The weighted average fair value of each award granted from the 2006 Option Plan during the years ended September 30, 2007 and 2008 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 30,
	2007		2008
Expected term	6.66	years	6.66	years
Expected volatility		50.00%		50.00%
Expected dividends		0.00%		0.00%
Risk-free rate		4.68%		3.20%
The weighted average estimated grant date fair value, as defined by SFAS No. 123(R), for options granted under the 2006 Option Plan during the fiscal year ended September 30, 2008 and 2007 was $2.45 per share and $2.46 per share, respectively.

Information with respect to stock option activity for the fiscal years ended September 30, 2007 and 2008 are as follows:

	2006 Option Plan
		Weighted	Weighted
	Number of	Average Exercise	Average Contractual
	Shares	Price	Term
Total options outstanding at September 30, 2006	—	$—
Options granted	7,303,073	4.38
Options forfeited	(544,000)	4.35
Options exercised	—	—

Total options outstanding at September 30, 2007	6,759,073	$4.38
Options granted	875,250	4.53
Options forfeited	(824,500)	4.37
Options exercised	—	—

Total options outstanding at September 30, 2008	6,809,823	$4.40	8.27 years

Total options exercisable at September 30, 2008	2,602,783	$4.37	8.00 years

Predecessor Company
In connection with the mergers, Activant Group entered into an option rollover agreement with Mr. Pervez A. Qureshi, our Chief Executive Officer and President, pursuant to which Mr. Qureshi agreed to rollover $1.0 million of spread value of his then outstanding stock options to purchase Predecessor Company common stock into 333,334 vested stock options to purchase shares of common stock of Activant Group at an exercise price of $1.00 per share. Pursuant to the option rollover agreement, Activant Group agreed to assume these options pursuant to the terms of the Activant Solutions Holdings Inc. Second Amended and Restated Stock Option Plan for Key Employees, as amended (the “Predecessor Company Plan”), which is the stock option plan under which these options were originally granted. The stock-based payment expense for these options has been fully recognized.
The Predecessor Company recorded stock-based compensation expense of approximately $1.4 million for the period from October 1, 2005 to May 2, 2006, with a total income tax benefit recognized in the income statement of approximately $0.5 million.
Information on stock options for the year ended September 30, 2008 under the Predecessor Company Plan is as follows:

Predecessor Company Plan
	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Contractual Term
Total options outstanding at September 30, 2007	333,334	$1.00
Options granted	—	—
Options forfeited	—	—
Options exercised	—	—

Total options outstanding at September 30, 2008	333,334	$1.00	7.59 years

At September 30, 2008, the total intrinsic value of both outstanding and exercisable stock options related to both stock option plans was approximately $4.2 million and $2.5 million, respectively. At September 30, 2008, there was approximately $9.0 million of total unrecognized stock-based compensation expense related to unvested stock options, which we expect to recognize as expense in future periods through 2013. Options with a fair value of $3.6 million and $3.1 million became vested during fiscal years 2007 and 2008, respectively.
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
The Plan provides for contributions as determined annually by our board of directors. We match 50% of the first 6% of compensation contributed by each employee and the deferred amount cannot exceed 25% of the annual aggregate salaries of those employees eligible for participation. Highly compensated executive participants are limited to a maximum of 10%. We contributed $1.0 million for the period from October 1, 2005 to May 2, 2006 and $1.0 million from Inception to September 30, 2006. For the years ended September 30, 2007 and 2008, our contributions amounted to $2.7 million and $3.0 million, respectively.

Deferred Compensation Plan
On November 2, 2007, our board of directors approved the amendment and restatement of our “top-hat” deferred compensation plan effective as of January 1, 2008 (“Deferred Compensation Plan”). Under the Deferred Compensation Plan, an eligible participant is permitted to defer, in compliance with Section 409A of the Internal Revenue Code, any percentage (from 0% to 100%) of his or her qualifying base salary and bonus above the limit that could be contributed to our 401(k) Plan for each calendar year. Additionally, we can credit participant accounts with employer contributions at any time, but we did not make any such contributions during the 2008 fiscal year. All amounts allocated to a participant’s deferral account are adjusted at the end of each calendar year for investment gains and losses based on the performance of certain hypothetical investment choices selected by participants. Participants may change their selected investment choices as permitted by the plan administrator. We remain liable to pay all amounts deferred in a participant’s deferral account, as adjusted for all notional investment gains and losses, at the time specified in a participant’s deferral election, or otherwise as permitted under the terms of the Deferred Compensation Plan.
At September 30, 2007 and 2008, our liability to plan participants for salary deferrals, adjusted for notional gains and losses, was $1.8 million and $1.9 million, respectively.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Operating Leases
We rent integration and distribution, software development and data entry facilities; administrative, executive, sales, and customer support offices; and, certain office equipment under non-cancelable operating lease agreements. Certain lease agreements contain renewal options and rate adjustments. Predecessor Company recorded rental expense of $4.1 million for the period from October 1, 2005 to May 2, 2006. We recorded rental expense of $2.8 million, $6.6 million and $7.0 million from Inception to September 30, 2006 and the years ended September 30, 2007 and 2008, respectively. Future minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

2009	$9,220
2010	8,908
2011	8,299
2012	5,074
2013	2,479
Thereafter	3,728

Total	$37,708

Legal Matters
We are involved in litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the resolution of these matters is not expected to have a material adverse effect on our results of operations or financial position.
NOTE 11 — RESTRUCTURING COSTS
During the year ended September 30, 2008, our management approved restructuring plans for eliminating certain employee positions associated with the integration of Eclipse and for eliminating certain additional employee positions with the intent to streamline and focus our operations and more properly align our cost structure with our projected future revenue streams. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded approximately $2.3 million, related to workforce reductions, comprised of severance and related benefits, and consolidation of facilities. All restructuring charges were recorded in “Restructuring Costs” in the consolidated statements of operations. Our restructuring liability at September 30, 2008 was approximately $0.2 million and such amount is anticipated to be paid prior to October 31, 2009.
During the year ended September 30, 2007, our management approved a restructuring plan for eliminating certain positions with the intent to streamline and focus our efforts and more properly align our cost structure with our projected revenue streams as well as eliminating positions associated with outsourcing certain activities to third-party providers. In accordance with SFAS No. 146, we recorded a charge of approximately $0.8 million related to workforce reductions, which events were communicated to the impacted employees or incurred during the period. The charge was comprised of severance and other employee termination benefits related to these workforce reductions. All payments related to this action were made by September 30, 2008.
During the periods from October 1, 2006 to May 2, 2006 and Inception to September 30, 2006, the Predecessor Company and we, incurred, in accordance with SFAS No. 146, restructuring costs of $0.1 million and $0.8 million, respectively. These were one-time benefits paid to certain employees separated in connection with the relocation of our corporate offices from Austin, Texas to Livermore, California. We also incurred $0.3 million in costs related to this action during the year ended September 30, 2007. All payments related to this action were made by September 30, 2007.
NOTE 12 — RELATED PARTY TRANSACTIONS
As of September 30, 2008, we owned approximately 46% of Internet Autoparts, Inc. (“Internet Autoparts”), a web-based parts ordering and communication company. For the year ended September 30, 2007, we received a dividend from Internet Autoparts of approximately $0.5 million. Currently, we have an accumulated loss in our investment in Internet Autoparts and have temporarily discontinued applying the equity method of recording investment earnings in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock, as we have no requirement to fund future losses. If Internet Autoparts becomes profitable, and we are able to recover the net losses accumulated over the years, we will then resume applying the equity method to our investment in Internet Autoparts.
Prior to the year ended September 30, 2007, we, as general partner, owned an approximate 20% interest in two separate partnerships with certain customers. We provided management information systems and services to these partnerships. The Predecessor Company recorded service revenue from these partnerships of $1.2 million for period of October 1, 2005 to May 2, 2006. From Inception to September 30, 2006 and for the year ended September 30, 2007, we recorded service revenue from these partnerships of $0.4 million for both periods. The Predecessor Company recorded equity income from these partnerships of $0.1 million for the period from October 1, 2005 to May 2, 2006. For the year ended September 30, 2008, we dissolved one of these partnerships and own a remaining approximate 20% interest in a separate partnership with a certain customer. We provide management information systems and services to this partnership. We recorded service revenue from this partnership of $0.2 million.
NOTE 13 — SEGMENT REPORTING
We are a leading provider of business management solutions to distribution and specialty retail businesses. We have developed substantial expertise in serving businesses with complex distribution and retail requirements in three primary vertical markets: hardlines and lumber, wholesale distribution and automotive, which are considered our segments for reporting purposes. The segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We previously considered our segments along product lines. Effective October 1, 2007, we reorganized our management and business structure along vertical markets and, accordingly, we have changed our segment reporting. Except for contribution margin, all periods have been restated to conform to the current period basis of presentation. We did not restate segment level contribution margin for the Predecessor for the period from October 1, 2005 to May 2, 2006 or for us for the period from Inception to September 30, 2006, as it was not practicable to do so. We also did not present segment level results for the year ended September 30, 2008 under the prior basis of presentation, as it was not practicable to do so.
Because these segments reflect the manner in which our management reviews our business, they necessarily involve judgments that our management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect technologies and applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments. Recent events, including changes in our senior management, may affect the manner in which we present segments in the future. A description of the businesses served by each of our reportable segments follows:
•
Hardlines and Lumber segment — The hardlines and lumber vertical market consists of independent hardware retailers; home improvement centers; paint, glass and wallpaper stores; farm supply stores; retail nurseries and garden centers; independent lumber and building material dealers; and pharmacies, primarily in the United States.

•
Wholesale Distribution segment — The wholesale distribution vertical market consists of distributors of a range of products including electrical supply; plumbing; medical supply; heating and air conditioning; tile; industrial machinery and equipment; industrial supplies; fluid power; janitorial and sanitation products; paper and packaging; and service establishment equipment vendors, primarily in the United States.

•
Automotive segment — The automotive vertical market consists of customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks, and includes manufacturers, warehouse distributors, parts stores, professional installers and several chains in North America and Europe.

•	Other — Other primarily consists of our productivity tools business, which is involved with software migration services and application development tools.

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
Predecessor reportable segment financial information for the period from October 1, 2005 to May 2, 2006 and our reportable segment financial information from Inception to September 30, 2006 and for the years ended September 30, 2007 and 2008 are as follows:

	Predecessor Company					Activant Solutions Inc.
	October 1, 2005 to May 2, 2006					Inception to September 30, 2006
	Hardlines					Hardlines
	and	Wholesale	Auto-			and	Wholesale	Auto-
(in thousands)	Lumber	Distribution	motive	Other	Total	Lumber	Distribution	motive	Other	Total

Revenues	$97,810	$62,596	$56,137	$8,672	$225,215	$70,453	$48,243	$38,351	$7,143	$164,190

	Activant Solutions Inc.					Activant Solutions Inc.
	Year Ended September 30, 2007					Year Ended September 30, 2008
	Hardlines					Hardlines
	and	Wholesale	Auto-			and	Wholesale	Auto-
	Lumber	Distribution	motive	Other	Total	Lumber	Distribution	motive	Other	Total
Revenues	$172,183	$125,659	$89,793	$21,487	$409,122	$150,013	$169,311	$86,420	$20,625	$426,369
Contribution Margin	$43,854	$46,291	$31,160	$2,391	$123,696	$34,267	$65,673	$29,295	$3,329	$132,564
Certain of our operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include marketing costs other than direct marketing, general and administrative costs, such as legal and finance, stock-based compensation expense, acquisition related costs, depreciation and amortization of intangible assets, restructuring costs, interest expense, and other income.
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

The reconciliation of total segment contribution margin to our consolidated income before income taxes for the years ended September 30, 2007 and 2008 is in the table that follows below. As discussed earlier, it was not practicable to restate segment contribution margin for the Predecessor for the period from October 1, 2005 to May 2, 2006 or for us for the period from Inception to September 30, 2006 or to restate the year ended September 30, 2008, under the prior basis of presentation.

	Year Ended September 30,
(in thousands)	2007	2008
Segment contribution margin	$123,696	$132,564
Corporate and unallocated costs	(26,379)	(30,350)
Stock-based compensation expense	(4,163)	(3,269)
Depreciation and amortization	(29,735)	(37,254)
Acquisition related costs	(531)	(1,056)
Restructuring costs	(1,109)	(2,272)
Interest expense	(48,398)	(51,196)
Other income, net	1,529	1,258

Income before income taxes	$14,910	$8,425

Geographic segments
A breakdown by geographic area of revenues and total fixed assets is shown below. The geographic area covers the United States and Other, which includes Canada, United Kingdom and Ireland.

	Predecessor
	Company	Activant Solutions Inc.
	Period from	Period from	Year Ended	Year Ended
	October 1, 2005	Inception to	September 30,	September 30,
(in thousands)	to May 2, 2006	September 30, 2006	2007	2008
Revenues:
United States	$214,532	$156,542	$386,092	$397,205
Other	10,683	7,648	23,030	29,164

Total	$225,215	$164,190	$409,122	$426,369

	September 30,	September 30,
	2007	2008
Fixed assets:
United States	$9,425	$8,438
Other	649	504

Total	$10,074	$8,942

NOTE 14 — GUARANTOR CONSOLIDATION
The senior secured credit agreement and the senior subordinated notes are guaranteed by our existing, wholly-owned domestic subsidiaries HM COOP LLC, Activant Wholesale Distribution Solutions Inc., and Speedware Group, Inc. Since September 30, 2006, (i) the following subsidiaries have been merged into Activant Solutions Inc.: Triad Systems Financial Corporation, Triad Data Corporation, CCI/TRIAD Gem, Inc., Enterprise Computing Inc., Speedware Holdings, Inc., CCI/ARD, Inc. and Speedware USA, Inc.; and (ii) the following subsidiaries have been merged into Activant Wholesale Distribution Solutions Inc. (formerly known as Prophet 21 New Jersey, Inc.): Prophet 21 Investment Corporation, Prophet 21 Canada, Inc., SDI Merger Corporation, Distributor Information Systems Corporation, Trade Services Systems, Inc., STANPak Systems, Inc., Prelude Systems Inc., and Greenland Holding Corp. Our other subsidiaries (the “Non-Guarantors”) are not guarantors of the senior secured credit agreement and the senior subordinated notes. The following consolidating statements of operations and cash flows for the period from October 1, 2005 to May 2, 2006, represent the results of operations and cash flows of the Predecessor Company’s Guarantors and Non-Guarantors. The accompanying consolidating balance sheet as of September 30, 2006, 2007 and 2008 and the accompanying consolidating statements of operations and cash flows from Inception to September 30, 2006 and the years ended September 30, 2007 and 2008 represent the financial position, results of operations and cash flows of the Company’s Guarantors and Non-Guarantors.
Consolidating Balance Sheet as of September 30, 2008

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$55,926	$2,931	$5,932	$—	$64,789
Trade accounts receivable, net of allowance for doubtful accounts	27,223	14,808	4,541	—	46,572
Inventories, net	4,000	1,050	260	—	5,310
Income taxes receivable	671	282	233	—	1,186
Deferred income taxes	4,726	1,435	65	—	6,226
Prepaid expenses and other current assets	4,616	223	285	—	5,124

Total current assets	97,162	20,729	11,316	—	129,207

Property and equipment, net	7,586	852	504	—	8,942
Intangible assets, net	185,128	29,912	2,018	—	217,058
Goodwill	560,023	97,631	(1,482)	6,037	662,209
Investments in subsidiaries	12,018	—	787	(12,805)	—
Intercompany receivables (payables)	4,660	10,102	(14,762)	—	—
Deferred financing costs	13,130	—	—	—	13,130
Other assets	1,769	362	41	—	2,172

Total assets	$881,476	$159,588	$(1,578)	$(6,768)	$1,032,718

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$15,938	$2,347	$890	$6	$19,181
Payroll related accruals	9,204	4,132	1,684	—	15,020
Deferred revenue	12,861	18,306	2,785	—	33,952
Current portion of long-term debt	3,325	—	—	—	3,325
Accrued expenses and other current liabilities	16,622	196	(1,334)	—	15,484

Total current liabilities	57,950	24,981	4,025	6	86,962

Long-term debt, net of discount	613,787	—	—	—	613,787
Deferred tax liabilities and other liabilities	76,759	(2,159)	(1,947)	—	72,653

Total liabilities	748,496	22,822	2,078	6	773,402

Total stockholder’s equity (deficit)	132,980	136,766	(3,656)	(6,774)	259,316

Total liabilities and stockholder’s equity (deficit)	$881,476	$159,588	$(1,578)	$(6,768)	$1,032,718

Consolidating Balance Sheet as of September 30, 2007

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$24,862	$4,154	$4,363	$—	$33,379
Trade accounts receivable, net of allowance for doubtful accounts	44,152	14,408	3,354	—	61,914
Inventories, net	4,061	1,014	284	—	5,359
Income taxes receivable	1,638	514	529	—	2,681
Deferred income taxes	5,636	942	146	—	6,724
Prepaid expenses and other current assets	5,119	398	219	—	5,736

Total current assets	85,468	21,430	8,895	—	115,793

Property and equipment, net	8,066	1,359	649	—	10,074
Intangible assets, net	203,447	29,667	2,452	—	235,566
Goodwill	560,880	103,420	1,869	6,037	672,206
Investments in subsidiaries	9,656	—	885	(10,541)	—
Intercompany receivables (payables)	78,175	(52,525)	(25,650)	—	—
Deferred financing costs	15,501	—	—	—	15,501
Other assets	4,108	143	95	(5)	4,341

Total assets	$965,301	$103,494	$(10,805)	$(4,509)	$1,053,481

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$13,606	$3,104	$1,691	$—	$18,401
Payroll related accruals	11,168	3,500	1,306	—	15,974
Deferred revenue	15,978	16,104	1,290	—	33,372
Current portion of long-term debt	750	—	—	—	750
Accrued expenses and other current liabilities	15,346	1,472	35	—	16,853

Total current liabilities	56,848	24,180	4,322	—	85,350

Long-term debt, net of discount	632,113	—	—	—	632,113
Deferred tax liabilities and other liabilities	82,808	(3,049)	65	—	79,824

Total liabilities	771,769	21,131	4,387	—	797,287

Total stockholder’s equity (deficit)	193,532	82,363	(15,192)	(4,509)	256,194

Total liabilities and stockholder’s equity (deficit)	$965,301	$103,494	$(10,805)	$(4,509)	$1,053,481

Consolidating Statement of Operations for the Year Ended September 30, 2008

	Guarantor		Non-
	Principal	Guarantor	Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$86,565	$74,729	$11,943	$—	$173,237
Services	140,635	95,276	17,221	—	253,132

Total revenues	227,200	170,005	29,164	—	426,369

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	51,534	31,861	11,955	—	95,350
Services	56,261	25,753	10,246	—	92,260

Total cost of revenues	107,795	57,614	22,201	—	187,610

Gross profit	119,405	112,391	6,963	—	238,759

Operating expenses:
Sales and marketing	35,353	23,765	4,921	—	64,039
Product development	18,659	21,957	3,642	—	44,258
General and administrative	25,763	2,626	3,128	—	31,517
Depreciation and amortization	30,136	6,442	676	—	37,254
Acquisition related costs	999	55	2	—	1,056
Restructuring costs	1,658	(33)	647	—	2,272

Total operating expenses	112,568	54,812	13,016	—	180,396

Operating income (loss)	6,837	57,579	(6,053)	—	58,363

Interest expense	(51,114)	(6)	(76)	—	(51,196)
Other income (expense), net	(5,063)	(953)	7,274	—	1,258

Income (loss) before income taxes	(49,340)	56,620	1,145	—	8,425
Income tax expense	1,764	2,238	802	—	4,804

Net income (loss)	$(51,104)	$54,382	$343	$—	$3,621

Consolidating Statement of Operations for the Year Ended September 30, 2007

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$118,535	$55,750	$7,074	$—	$181,359
Services	141,008	70,814	15,941	—	227,763

Total revenues	259,543	126,564	23,015	—	409,122

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	66,985	20,720	11,585	—	99,290
Services	58,379	17,474	7,968	—	83,821

Total cost of revenues	125,364	38,194	19,553	—	183,111

Gross profit	134,179	88,370	3,462	—	226,011

Operating expenses:
Sales and marketing	40,460	19,292	4,721	—	64,473
Product development	23,202	14,602	2,848	—	40,652
General and administrative	19,195	4,569	3,968	—	27,732
Depreciation and amortization	28,086	1,176	473	—	29,735
Acquisition related costs	529	2	—	—	531
Restructuring costs	1,109	—	—	—	1,109

Total operating expenses	112,581	39,641	12,010	—	164,232

Operating income (loss)	21,598	48,729	(8,548)	—	61,779

Interest expense	(48,387)	(4)	(7)	—	(48,398)
Other income (expense), net	1,810	(443)	162	—	1,529

Income (loss) before income taxes	(24,979)	48,282	(8,393)	—	14,910
Income tax expense (benefit)	20,489	(12,186)	1,684	—	9,987

Net income (loss)	$(45,468)	$60,468	$(10,077)	$—	$4,923

Consolidating Statement of Operations from Inception to September 30, 2006

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$49,614	$22,151	$1,193	$(4)	$72,954
Services	59,818	25,131	6,287	—	91,236

Total revenues	109,432	47,282	7,480	(4)	164,190

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	28,200	8,791	2,400	—	39,391
Services	24,188	7,152	3,179	(4)	34,515

Total cost of revenues	52,388	15,943	5,579	(4)	73,906

Gross profit	57,044	31,339	1,901	—	90,284

Operating expenses:
Sales and marketing	15,729	7,319	1,780	—	24,828
Product development	9,608	6,279	1,100	—	16,987
General and administrative	6,193	2,917	1,480	—	10,590
Depreciation and amortization	11,230	421	122	—	11,773
Acquisition related costs	194	—	—	—	194
Restructuring costs	802	—	—	—	802

Total operating expenses	43,756	16,936	4,482	—	65,174

Operating income (loss)	13,288	14,403	(2,581)	—	25,110

Interest expense	(20,308)	(25)	(7)	—	(20,340)
Other income, net	70	148	117	—	335

Income (loss) before income taxes	(6,950)	14,526	(2,471)	—	5,105
Income tax expense	1,164	509	352	—	2,025

Net income (loss)	$(8,114)	$14,017	$(2,823)	$—	$3,080

Predecessor Company
Consolidating Statement of Operations for the period from October 1, 2005 to May 2, 2006

		Guarantor
	Parent	Principal	Guarantor	Non-Guarantor
(in thousands)	Company	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$—	$67,754	$27,108	$1,923	$—	$96,785
Services	—	83,911	35,759	8,760	—	128,430

Total revenues	—	151,665	62,867	10,683	—	225,215

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	—	40,043	11,201	1,345	—	52,589
Services	—	29,799	10,146	6,039	—	45,984

Total cost of revenues	—	69,842	21,347	7,384	—	98,573

Gross profit	—	81,823	41,520	3,299	—	126,642

Operating expenses:
Sales and marketing	—	21,102	8,256	1,918	—	31,276
Product development	—	12,917	9,037	1,343	—	23,297
General and administrative	—	9,909	4,951	2,116	—	16,976
Depreciation and amortization	—	14,310	613	588	—	15,511
Acquisition related costs	563	31,728	—	—	—	32,291
Restructuring costs	116	—	—	—	—	116

Total operating expenses	679	89,966	22,857	5,965	—	119,467

Operating income (loss)	(679)	(8,143)	18,663	(2,666)	—	7,175

Interest expense	(3,213)	(29,760)	(9)	(18)	—	(33,000)
Write-off of prior deferred financing costs	(1,774)	(14,220)	—	—	—	(15,994)
Premiums on debt repurchase	(5,120)	(21,551)	—	—	—	(26,671)
Other income, net	—	281	234	218	—	733

Income (loss) before income taxes	(10,786)	(73,393)	18,888	(2,466)	—	(67,757)
Income tax expense (benefit)	(1,436)	(21,708)	7	584	—	(22,553)

Net income (loss)	$(9,350)	$(51,685)	$18,881	$(3,050)	$—	$(45,204)

Consolidating Statement of Cash Flows for the year ended September 30, 2008

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$58,216	$(1,041)	$1,720	$—	$58,895

Investing activities:
Purchase of property and equipment	(4,591)	(182)	(151)	—	(4,924)
Capitalized software costs and databases	(6,690)	—	—	—	(6,690)

Net cash used in investing activities	(11,281)	(182)	(151)	—	(11,614)

Financing activities:
Deferred financing costs	(106)	—	—	—	(106)
Payment on long-term debt	(15,751)	—	—	—	(15,751)
Repurchase of common stock	(14)	—	—	—	(14)

Net cash used in financing activities	(15,871)	—	—	—	(15,871)

Net change in cash and cash equivalents	31,064	(1,223)	1,569	—	31,410
Cash and cash equivalents, beginning of period	24,862	4,154	4,363	—	33,379

Cash and cash equivalents, end of period	$55,926	$2,931	$5,932	$—	$64,789

Consolidating Statement of Cash Flows for the year ended September 30, 2007

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$51,393	$(1,618)	$682	$—	$50,457

Investing activities:
Business acquisitions	(108,172)	—	—	—	(108,172)
Purchase of property and equipment	(6,276)	(592)	(188)	—	(7,056)
Capitalized computer software costs and databases	(5,276)	—	—	—	(5,276)
Purchase price adjustments	1,436	(1,408)	1,756	—	1,784

Net cash provided by (used in) investing activities	(118,288)	(2,000)	1,568	—	(118,720)

Financing activities:
Proceeds from borrowings	95,000	—	—	—	95,000
Deferred financing costs	(2,540)	—	—	—	(2,540)
Payment on long-term debt	(25,187)	—	—	—	(25,187)
Repayment of borrowings	(2,000)	—	—	—	(2,000)
Repurchase of common stock	(14)	—	—	—	(14)

Net cash provided by financing activities	65,259	—	—	—	65,259

Net change in cash and cash equivalents	(1,636)	(3,618)	2,250	—	(3,004)
Cash and cash equivalents, beginning of period	26,498	7,772	2,113	—	36,383

Cash and cash equivalents, end of period	$24,862	$4,154	$4,363	$—	$33,379

Consolidating Statement of Cash Flows from Inception to September 30, 2006

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$20,762	$7,857	$2,073	$—	$30,692

Investing activities:
Acquisition of Activant Solutions Inc	(782,894)	—	—	—	(782,894)
Purchase of property and equipment	(1,864)	(85)	40	—	(1,909)
Capitalized computer software costs and databases	(2,202)	—	—	—	(2,202)

Net cash provided by (used in) investing activities	(786,960)	(85)	40	—	(787,005)

Financing activities:
Issuance of common stock at Inception	245,625	—	—	—	245,625
Proceeds from borrowings	565,000	—	—	—	565,000
Payment on long-term debt	(1,950)	—	—	—	(1,950)
Deferred financing costs	(15,979)	—	—	—	(15,979)

Net cash provided by financing activities	792,696	—	—	—	792,696

Net change in cash and cash equivalents	26,498	7,772	2,113	—	36,383
Cash and cash equivalents, beginning of period	—	—	—	—	—

Cash and cash equivalents, end of period	$26,498	$7,772	$2,113	$—	$36,383

Predecessor Company
Condensed Consolidating Statement of Cash Flows for the period from October 1, 2005 to May 2, 2006

		Guarantor		Non-
	Parent	Principal	Guarantor	Guarantor
(in thousands)	Company	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(6,856)	$20,888	$(998)	$(363)	$—	$12,671

Investing activities:
Purchase of property and equipment	—	(3,232)	(210)	(144)	—	(3,586)
Capitalized software costs and databases	—	(3,455)	—	—	—	(3,455)
Purchase price adjustments	—	508	—	—	—	508
Equity distributions from partnerships	—	679	—	—	—	679

Net cash used in investing activities	—	(5,500)	(210)	(144)	—	(5,854)

Financing activities:
Proceeds from borrowings	40,000	155,000	—	—	—	195,000
Repayment of borrowings	(40,000)	(150,000)	(149)	—	—	(190,149)
Repurchase of common stock	(840)	—	—	—	—	(840)
Dividend to/from parent	8,384	(8,384)	—	—	—	—
Exercise of options	105	—	—	—	—	105
Deferred financing costs	(793)	(2,768)	—	—	—	(3,561)

Net cash provided by (used in) financing activities	6,856	(6,152)	(149)	—	—	555

Net change in cash and cash equivalents	—	9,236	(1,357)	(507)	—	7,372
Cash and cash equivalents, beginning of period	—	5,800	3,943	1,209	—	10,952

Cash and cash equivalents, end of period	$—	$15,036	$2,586	$702	$—	$18,324

NOTE 15 — QUARTERLY INFORMATION (UNAUDITED)
The following tables present selected unaudited consolidated statements of operations information for each quarter of fiscal year 2008 and fiscal year 2007:

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,
(in thousands)	2007	2008	2008	2008
Total revenues	$108,910	$108,092	$103,723	$105,644
Gross profit	59,290	59,278	58,278	61,913
Sales and marketing expenses	16,425	16,102	15,356	16,156
Product development expenses	12,124	11,012	10,774	10,348
General and administrative expenses	7,496	8,451	8,211	7,359
Income (loss) before income taxes	1,105	(15)	1,065	6,270
Income taxes	512	42	236	4,014
Net income (loss)	593	(57)	829	2,256

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,
(in thousands)	2006	2007	2007	2007
Total revenues	$98,231	$103,075	$100,249	$107,567
Gross profit	54,930	57,842	54,200	59,039
Sales and marketing expenses	16,522	16,208	14,939	16,804
Product development expenses	10,208	10,127	10,848	9,469
General and administrative expenses	5,885	7,187	7,040	7,620
Income before income taxes	3,288	5,312	2,128	4,182
Income taxes	1,270	2,361	782	5,574
Net income (loss)	2,018	2,951	1,346	(1,392)
NOTE 16 — SUBSEQUENT EVENT
Subsequent to September 30, 2008, our management approved a restructuring plan for eliminating certain positions and consolidating certain facilities with the intent to streamline and focus our efforts and more properly align our cost structure with our projected revenue streams. In accordance with SFAS No. 146, we expect to record a charge of approximately $1.0 million related to these actions.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer , of the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of September 30, 2008, our internal control over financial reporting was effective based on those criteria.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management’s report in this Annual Report on Form 10-K.
There was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The certifications of our Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.
Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurances that the objectives of the control system are met. The design of a control system reflects resource constraints, and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, have been or will be detected.
ITEM 9B — OTHER INFORMATION
None.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Set forth below are the names, ages and positions of our and Activant Group’s directors and executive officers as of December 19, 2008. All directors hold office until the next annual meeting of our stockholders and Activant Group’s stockholder(s), as the case may be, or until their successors are duly elected and qualified.

Name	Age	Position
Pervez A. Qureshi	52	President, Chief Executive Officer and Director
Kathleen M. Crusco	43	Senior Vice President and Chief Financial Officer
Kevin V. Roach	47	Executive Vice President and General Manager of Wholesale Distribution
Paul H. Salsgiver, Jr.	56	Executive Vice President and General Manager of Hardlines and Lumber
William Wilson	50	Senior Vice President of Product Development
Thomas V. Aliotti	51	Senior Vice President and General Manager of Automotive
Iain W. Paterson, Jr.	55	Senior Vice President of Human Resources
Timothy F. Taich	52	Vice President and General Counsel
C. Andrew Ballard	36	Director (1) *
Paul V. Barber	47	Director (1)
Marcel Bernard	70	Director
S. Scott Crabill	38	Director (2)
Robert B. Henske	47	Chairman of the Board of Directors (1),(2) **
David R. Tunnell	38	Director (2)

(1)	Denotes a member of the Audit Committee.

(2)	Denotes a member of the Compensation Committee.

“*”	Denotes Chair of Audit Committee.

“**”	Denotes Chair of Compensation Committee.
Mr. Qureshi has been employed by us since 1994. He was appointed as our President and Chief Executive Officer on May 2, 2006. Mr. Qureshi joined us as a Director of Marketing in 1994. He became Senior Vice President and General Manager of our Hardlines and Lumber division in 1999. He became Group President of our vertical markets in 2004, Senior Vice President and Chief Operating Officer in April 2005, and Executive Vice President in October 2005. Prior to joining us, Mr. Qureshi was President of a management consulting company he founded and was Vice President of Marketing at Harvest Software. He has also held management positions at Metaphor Computer Systems and the Hewlett-Packard Company and engineering positions at International Business Machines Incorporated. Mr. Qureshi holds a B.S.E.E. degree from the University of Lowell, in Lowell, Massachusetts and an M.B.A. from the Darden Graduate School of Business at the University of Virginia.
Ms. Crusco joined us as Senior Vice President and Chief Financial Officer on May 3, 2007. Prior to joining us, Ms. Crusco was Vice President, Finance at Polycom, Inc. from March 2005 to May 2007 and Vice President, Worldwide Controller from January 2002 to March 2005. In addition, Ms. Crusco served as Chief Accounting Officer from August 2002 through March 2005. From April 1999 through January 2002, Ms. Crusco served as Vice President, Worldwide Controller at Documentum, Inc. and from July 1997 through April 1999 as Director of Finance at Adaptec, Inc. Ms. Crusco also spent 10 years at Price WaterhouseCoopers LLP in various management roles. Ms. Crusco has a B.S. in Business Administration with an emphasis in accounting from California State University of Chico.
Mr. Roach has been our Executive Vice President and General Manager of Wholesale Distribution since September 2008. Mr. Roach most recently served as President of Rockwell Software, a division of Rockwell Automation, Inc. From 2004 to 2008, Mr. Roach served in several positions with GE Fanuc Automation, Inc., including Vice President, Sales and Vice President, Global Manufacturing Solutions. From 1999 to 2004, Mr. Roach was President and CEO of SensorPulse, Inc. Mr. Roach has an M.B.A. in Business & Technology from Renssalaer Polytechnic Institute, Lally School of Management and completed his undergraduate studies at Stonehill College and Bridgewater State University.
Mr. Salsgiver has been our Executive Vice President and General Manager of Hardlines and Lumber since September 2008. Mr. Salsgiver most recently served as President and Chief Executive Officer of Compassoft, Inc. From May 2008 to July 2008, Mr. Salsgiver served as President and Chief Executive Officer of Aspectrics, Inc. and from 2003 to 2008, Mr. Salsgiver served as President and Chief Executive Officer of HigherMarkets, Inc. In addition, from 1999 to 2003, Mr. Salsgiver served in various executive and consulting positions and prior to that, from 1990 to 1999, Mr. Salsgiver was an executive with PeopleSoft, Inc., where he served as President of the Education and Government division from 1994 to 1999. Mr. Salsgiver has a B.S. in Business Administration with an emphasis on accounting and finance from the University of California, Berkeley.

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
Mr. Aliotti joined us in June 2005 as our Vice President and General Manager of Automotive and was promoted to Senior Vice President and General Manager of Automotive in October 2008. Prior to joining us, Mr. Aliotti was Chief Operating Officer at Xporta, Inc. from 2001 to 2005. Mr. Aliotti served as Vice President, Worldwide Sales at Satmetrix Systems, Inc. from 2000 to 2001 and Vice President of Sales for Rubic, Inc. from 1998 to 2000. In addition, Mr. Aliotti served as Vice President at Cambridge Technology Partners from 1997 to 1998 and held various sales management positions at Oracle Corporation from 1992 to 1997. Mr. Aliotti has a B.S. in Agricultural Economics and Business Management from the University of California, Davis, and an M.B.A. in Business Administration from John F. Kennedy University, Walnut Creek, California.
Mr. Paterson joined us as our Senior Vice President, Human Resources in May 2008. Prior to joining us, Mr. Paterson was the Chief Human Resources Officer of Alliant Energy, Inc. from July 2005 to April 2008. From February 2004 to June 2005, Mr. Paterson was the President of PeopleThought, LLC, an organization that he founded. From November 1998 to November 2003, Mr. Paterson served as Vice President, Human Resources of JD Edwards, Inc. (now part of Oracle Corporation). From July 1997 to October 1998, he served as Vice President, Human Resources of KN Energy, Inc. (now part of Kinder Morgan). In addition, from 1992 to 1998, Mr. Paterson served as Director of Human Resources at Bellsouth Cellular, a Division of BellSouth (now AT&T Wireless). Mr. Paterson has a B.S. in General Management from Purdue University, an M.B.A. from Indiana University, and a Senior Professional Human Resources certification from the Society of Human Resources Management.
Mr. Taich joined us on September 18, 2006 as Vice President, General Counsel and Secretary. Prior to joining us, Mr. Taich served as acting General Counsel at Maxtor Corporation, where he held various positions in the Legal Department from 2001 to 2006. Mr. Taich served as Corporate Legal Counsel for Triad Systems Corporation from 1991 to 1997, a publicly traded company and predecessor of Activant. Mr. Taich also served in the Legal Department of Compaq Computer Corporation (and previously Tandem Computers, which was acquired by Compaq and now part of Hewlett-Packard Company) from 1997 to 1999, and as a principal and venture partner of Palo Alto Ventures and Wingspring, Inc., respectively. Mr. Taich began his career as an associate at the law firm of Ware & Friedenrich (now DLA Piper) from 1986 to 1991. He is a member of the State Bar of California and holds a J.D. from the University of California, Berkeley (Boalt Hall) and a B.S. in Business from the University of Colorado, Boulder.
Mr. Ballard became one of our directors on May 2, 2006. Mr. Ballard is a Managing Director at Hellman & Friedman LLC. He also serves as a director of Catalina Marketing Corporation, Getty Images, Inc. and Vertafore, Inc. Prior to joining Hellman & Friedman LLC in 2004, Mr. Ballard was employed by Bain Capital Management and Bain & Company from 1994 to 2003. Mr. Ballard graduated cum laude from Harvard College and has an M.B.A. from the Stanford Graduate School of Business.
Mr. Barber became one of our directors on May 2, 2006. Mr. Barber is a General Partner at JMI Equity. Mr. Barber joined JMI in 1998. He serves on the board of directors of Intergraph Corporation, Kronos Incorporated, Service-now.com Inc., TC3 Health, Inc. and Vertafore, Inc. From 1990 to 1998, Mr. Barber was the Managing Director and Head of the Software Investment Banking Practice at Alex.Brown & Sons. Prior to joining Alex.Brown, Mr. Barber worked in Product Marketing at Microsoft Corporation and in investment banking at Merrill Lynch & Co. Mr. Barber received an A.B. from Stanford University and an M.B.A. from the Harvard Business School.
Mr. Bernard became one of our directors on May 2, 2006. Mr. Bernard is an executive business consultant and an Operating Partner at Thoma Bravo, L.L.C. since October 2008. From 1994 to 2000, Mr. Bernard was Corporate Vice President, Operations, of Geac Computer Corporation. From 1992 to 1994, Mr. Bernard was Senior Vice President, Ontario Division, of St. Lawrence Cement, Inc. From 1991 to 1992, Mr. Bernard was President and Chief Executive Officer of Saskatchewan Telecommunications. Prior to this, Mr. Bernard occupied various positions at Motorola, most notably as President of Motorola Canada, Inc. from 1982 to 1991. Mr. Bernard serves on the board of directors of Datatel, Inc. and Vision Solutions, Inc.
Mr. Crabill became one of our directors on May 2, 2006. Mr. Crabill is a Managing Partner at Thoma Bravo, L.L.C. Mr. Crabill joined Thoma Bravo, L.L.C. in October 2008. Prior to joining Thoma Bravo, Mr. Crabill was a Partner at Thoma Cressey Bravo, Inc. from 2002 to October 2008. Prior to that, he was with Summit Partners and J.H. Whitney & Co. in New Canaan, Connecticut. His other experience includes employment with the Hewlett-Packard Company as a product manager and with Alex.Brown & Sons in corporate finance and mergers and acquisitions. Mr. Crabill also serves on the board of directors of Attachmate Corporation, Luxe Beauty Holdings, Inc., Manatron, Inc. and Vision Solutions, Inc. Mr. Crabill earned a B.S. in Industrial Engineering from Stanford University and an M.B.A. from the Stanford Graduate School of Business.
Mr. Henske became one of our directors, and the Chairman of our Board of Directors, on November 2, 2007. Mr. Henske has served as a Managing Director at Hellman & Friedman LLC since July 2007. From May 2005 until July 2007, he served as Senior Vice President and General Manager of the Consumer Tax Group of Intuit Inc. He was Intuit’s Chief Financial Officer from January 2003 to September 2005. Prior to joining Intuit, he served as Senior Vice President and Chief Financial Officer of Synopsys, Inc. from May 2000 until January 2003. From January 1997 to May 2000, Mr. Henske was a Partner at Oak Hill Capital Management, a Robert M. Bass Group private equity investment firm. Mr. Henske also serves on the board of directors of Goodman Global, Inc. and

VeriFone, Inc. Mr. Henske holds a B.S. in Chemical Engineering from Rice University and an M.B.A. in Finance and Strategic Management from The Wharton School of Business, University of Pennsylvania.
Mr. Tunnell became one of our directors on May 2, 2006. Mr. Tunnell is a Managing Director at Hellman & Friedman LLC. He is the Chairman of the Board of Directors of GeoVera Insurance Group Holdings, Ltd. and Vertafore, Inc., and a director of Intergraph Corporation, Kronos Incorporated and PARIS RE Holdings Limited. Mr. Tunnell is also a Term Member of the Council on Foreign Relations. Prior to joining Hellman & Friedman in 1994, Mr. Tunnell was employed by the Banking Group of Lazard Frères & Co. in New York. Mr. Tunnell graduated magna cum laude from Harvard College and has an M.B.A. from the Harvard Business School.
Board Composition and Governance
The composition of our board of directors is established by the terms of the stockholders agreement entered into by us, Activant Group, funds affiliated with Hellman & Friedman, Thoma Cressey and JMI Equity and certain members of our management. Among other things, this stockholders agreement provides that, prior to an initial public offering of the shares of Activant Group’s common stock, the parties that beneficially own shares of Activant Group common stock will vote those shares to elect a board of directors comprised of the following persons:
•	our chief executive officer;

•	one board member designated by Thoma Cressey (currently Mr. Crabill);

•	one board member designated by JMI (currently Mr. Barber); and

•	the remaining board members designated by Hellman & Friedman (currently Messrs. Ballard, Bernard, Henske and Tunnell).
For a discussion regarding the stockholders agreement, please refer to “Item 13 — Certain Relationships and Related Transactions, and Director Independence—Stockholders Agreement.”
The committees of our board of directors currently consist of an audit committee and a compensation committee. None of the members of our board of directors is independent, because we are a privately held company and not subject to applicable listing standards. Please see “Item 13 — Certain Relationships and Related Transactions, and Director Independence.”
Audit Committee Financial Expert
Our board of directors has determined that Mr. Ballard and Mr. Barber each, qualify as an “audit committee financial expert,” as this term has been defined by the SEC in Item 407(d)(5) of Regulation S-K. Messrs. Ballard and Barber were determined by our board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including but not limited to their prior experience of actively supervising chief financial officers.
Our board of directors determined that Mr. Ballard acquired the required attributes for designation as an “audit committee financial expert,” as a result of the following relevant experience, which forms of experience are not listed in any order of importance and were not assigned any relative weights or values by our board in making such determination:
•
experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements, including experience serving as Audit Committee Chair for DoubleClick, Inc. from July 2005 to 2008, Audit Committee Chair for Vertafore, Inc. from December 2004 to 2006, and Audit Committee Chair for Catalina Marketing Corporation, Inc. from October 2007 to date;

•	experience as a private equity investor for more than ten years, including managing all aspects and facets of accounting due diligence and issuing accounting statements;

•	M.B.A. from Stanford University, including advanced accounting coursework; and

•	continued periodic study of recent accounting pronouncements.
Our board of directors determined that Mr. Barber acquired the required attributes for designation as an “audit committee financial expert,” as a result of the following relevant experience, which forms of experience are not listed in any order of importance and were not assigned any relative weights or values by our board in making such determination:

•
experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements, including experience serving on the Audit Committee for Stanford University from 2003 to 2005, eBenX, Inc. (NASDAQ: EBEX) from 1999 to 2003, and Blackbaud Inc. from 1999 to 2005;

•	experience as a private equity investor for more than ten years, including managing all aspects and facets of accounting due diligence and issuing accounting statements;
•	M.B.A. from Harvard University; and
•	continued periodic study of recent accounting pronouncements.
Code of Ethics for Senior Financial Management
We have adopted a Code of Ethics for Senior Financial Management (the “Code of Ethics”) which is applicable to our Chief Executive Officer, Chief Financial Officer, Vice President of Finance, and Vice President — Corporate Controller. To date, we have not granted any waivers to the Code of Ethics. We have filed a copy of our Code of Ethics as Exhibit 14.1 to the Annual Report on Form 10-K filed with the SEC on December 21, 2007. A free copy of our Code of Ethics may be obtained by directing your request to Activant Solutions Inc., 7683 Southfront Road, Livermore, CA 94551 Attn: General Counsel, or through the “Corporate Governance” tab of our website at www.activant.com/company/governance.
ITEM 11 — EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Our executive compensation program, including with respect to our Named Executive Officers, is overseen and administered by the compensation committee of our board of directors (the “Board”). Our “Named Executive Officers” are (1) our current chief executive officer, (2) our current chief financial officer, (3) each of our three other most highly compensated executive officers who were serving as executive officers at the end of September 30, 2008.
The Board has appointed Messrs. Henske, Crabill and Tunnell to serve on the compensation committee. None of our executive officers has served as a member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director of our company or member of our compensation committee. Messrs. Henske and Tunnell are managing directors of Hellman & Friedman LLC and Mr. Crabill is a managing partner at Thoma Bravo, L.L.C. Affiliates of Hellman & Friedman and Thoma Cressey together beneficially own approximately 95% of the outstanding common stock of Activant Group. See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Item 13 — Certain Relationships and Related Transactions, and Director Independence.”
The compensation committee operates under a written charter adopted by our Board and has responsibility for discharging the responsibilities of the Board relating to the review of the compensation of our executive officers and making recommendations to the non-executive directors for approval. Compensation decisions with respect to our Named Executive Officers, other than our chief executive officer, generally are made by means of reviews of executive compensation by our chief executive officer and our senior vice president of human resources in consultation with other members of the executive management team, which typically would include any other Named Executive Officer to whom the applicable executive officer directly reports. Once such consultations and reviews are complete, our chief executive officer makes recommendations regarding the compensation of these Named Executive Officers to our compensation committee, which may accept, modify or reject one or more of the recommendations. All recommendations with respect to the compensation of our chief executive officer are made solely by our compensation committee. Our compensation committee then submits its final recommendations to our non-executive directors for approval. Our compensation committee and the nonexecutive directors exercise their discretion in accepting, modifying or rejecting management’s recommendations regarding executive compensation, as described below.
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
To meet these objectives, our compensation program balances short-term and long-term goals and mixes fixed and at-risk compensation related to the overall financial performance of the company. Our compensation program for senior executives, including the Named

Executive Officers, is generally designed to reward the achievement of targeted financial goals. The compensation program is intended to reinforce the importance of performance and accountability at various operational levels, and a significant portion of total compensation is provided in the form of cash compensation incentives that reward performance as measured against corporate established financial goals, including revenue targets and EBITDA targets, further adjusted to exclude certain income and expense items, including interest and other income and expense, foreign exchange gains and losses, expenses related to strategic initiatives and acquisitions, restructuring, stock compensation and sponsor fees, as well as purchase accounting adjustments, as approved by the compensation committee (“IB Plan EBITDA”). Each element of our compensation program is reviewed individually and considered collectively with the other elements of our compensation program to ensure that it is consistent with the goals and objectives of both that particular element of compensation and our overall compensation program.
Elements of Our Executive Compensation Program
Overview
For fiscal year 2008, the principal elements of compensation for our Named Executive Officers included:
•	annual cash compensation consisting of base salary, performance-based incentive bonuses and commissions

•	long-term equity incentive compensation

•	cash retention bonuses

•	health and welfare benefits

•	retirement benefits

•	deferred compensation arrangements

•	severance and/or change of control benefits
Annual Cash Compensation — Base Salary
In assessing compensation for our executives, we use compensation survey data from a broad set of companies in a comparable industry and size. We believe that this aggregated data provides us with appropriate benchmarks because these companies provide technology products and services and compete with us for executives and other employees. The survey data is derived from the Radford Executive Survey, and includes data relative to (i) an overall group of companies across a variety of industries, (ii) software companies with revenue between $200 million and $1 billion, (iii) the overall survey group of companies with revenue between $200 million and $500 million, (iv) the overall survey group of companies with revenue between $200 million and $1 billion and located in Northern California and (v) the overall survey group of companies with revenue between $200 million and $1 billion and located outside Northern California. In performing the analysis, our compensation committee reviewed the relevant data obtained from the categories or sub-categories of data identified above both in relation to base salary and in relation to performance-based cash compensation payable to our Named Executive Officers for the 2008 fiscal year.
Our annual cash compensation for our Named Executive Officers includes base salary and performance-based cash compensation. The table below shows the proportion of base salary to performance-based cash compensation for each of the Named Executive Officers for fiscal year 2008.

		Target Incentive as %
Named Executive Officer	Base as % of Total Pay	of Total Pay
Pervez A. Qureshi	50.00%	50.00%
Kathleen M. Crusco	66.67%	33.33%
Stephen A. McLaughlin	60.98%	39.02%
William Wilson	64.79%	35.21%
Randall N. Kwist	58.82%	41.18%
We generally target base salary at the 50th percentile (“market median”) based on our analysis of the applicable survey data described above, and total cash compensation (assuming that 100% of the target performance-based incentive bonus is earned) slightly above the market median based on such survey data. However, in establishing or reviewing the base salary and annual performance-based cash compensation for each individual, we also consider the individual’s performance, achievement of management objectives and contributions to our overall business. Therefore, the compensation committee may and does exercise its discretion to award cash compensation for any Named Executive Officer either below or above the market median level identified by the survey data reviewed. Annual compensation reviews are typically performed in April of each year and total compensation may be adjusted for Named Executive Officers after his or her annual review has been completed. However, increases in compensation may occur at other times of the year based on changes in responsibilities or other considerations that may apply to our Named Executive Officers. For fiscal year 2008, the Named Executive Officer’s compensation review considered a number of factors including our historical compensation practices, the experience and existing compensation arrangements with the Named Executive Officer, competitive factors existing in the employment market, and the competitive compensation practices within the industry. The survey data referenced above demonstrated that overall salaries for the Named Executive Officers were slightly below the median salaries derived from the reported survey data. In addition, the survey data demonstrated that the total cash compensation for Messrs. Kwist and Wilson was at the market median and that the total cash compensation for Messrs. Qureshi and McLaughlin and Ms. Crusco was slightly below the market median. No adjustment was made in base salary for any of the Named Executive Officers in fiscal year 2008, however, an adjustment in base salary was made for Messrs. Qureshi and Wilson and for Ms. Crusco as of October 6, 2008. The base pay adjustments for Mr. Qureshi and Ms. Crusco were based on each executive’s performance and their respective below-market positions relative to the comparable market median for base salary. In the case of Mr. Wilson, the base pay adjustment was based on his performance and to maintain his market position relative to the comparable market median for base salary. Mr. Qureshi’s annual base salary was increased by 4% to $416,000, Ms. Crusco’s annual base salary was increased by 6.9% to $310,000, and Mr. Wilson’s annual base salary was increased by 8.7% to $250,000.
The base salaries earned by our Named Executive Officers for fiscal year 2008 and 2007 are shown in the Summary Compensation Table below.
Annual Cash Compensation — Bonus Plan
Our Incentive Bonus Plan (“IB Plan”) is designed to reward our executives for the achievement of pre-established annual financial targets and management objectives. As described in greater detail below, the targets and objectives for those of our Named Executive Officers with responsibilities that cover our entire business are based on the achievement of company-wide performance targets while the targets and objectives for those of our Named Executive Officers with responsibilities generally related to only one of our business units are based on a combination of the achievement of company-wide performance targets and applicable business unit performance targets. Generally, for fiscal year 2008, the Named Executive Officers were eligible to receive performance-based incentive bonuses under the IB Plan with target payouts ranging from 0% to 180% of a participant’s annual target bonus amount, except in the case of Mr. Kwist, who was eligible to receive incentive compensation under a commission plan with a target payout of $140,000 for fiscal year 2008. The actual bonus for those Named Executive Officers covered under the IB Plan is payable upon achievement of targeted revenue and targeted IB Plan EBITDA. The above metrics were used to align the performance of each executive officer with objectives related to the company and their respective functional areas, where applicable. Under the IB Plan, the incentive bonuses are generally paid on a quarterly basis for the first three quarters of each fiscal year if the financial performance for each quarter, as well as year-to-date performance, indicates that we will meet our annual targets. The final bonus payment, if any, is made to our Named Executive Officers after the end of a fiscal year on the basis of the financial performance for the entire year, less any amounts previously paid in one or more quarterly installments. Under Mr. Kwist’s incentive compensation plan, payments were made based upon a percentage of invoiced revenue derived from the sale of qualified products and services. The commission percentage was a function of quota attainment during the period.
For the 2008 fiscal year, three of our Named Executive Officers, Messrs. Qureshi and Wilson and Ms. Crusco, were eligible to receive a bonus under the IB Plan determined solely by the company’s overall financial performance as measured by a combination of revenue and IB Plan EBITDA targets. We selected revenue and IB Plan EBITDA as the most appropriate measures upon which to base the annual incentive bonus for our executive officers because they are important metrics used by our management and investors to evaluate the performance of the company. We established revenue and IB Plan EBITDA targets at the commencement of the measurement period. The IB Plan for Messrs. Qureshi and Wilson and Ms. Crusco required achievement of IB Plan EBITDA and revenue targets for payout as outlined on the chart below:

Fiscal Year 2008
IB Plan EBITDA Attainment
% of Company Financial Plan	85.0%	97.0%	105.0%

Fiscal Year 2008
Revenue Attainment	Pay Out %
94.0%	0.0%	80.0%	140.0%
96.0%	50.0%	95.0%	160.0%
98.0%	60.0%	100.0%	170.0%
100.0%	70.0%	110.0%	175.0%
The IB Plan was capped relative to achievement of the IB Plan EBITDA and revenue targets at a 175% payout. As a result of our fiscal year 2008 performance, bonus was paid for the first fiscal quarter results at 96.7% of the quarterly targeted bonus amount to each of these three Named Executive Officers. No bonus was earned or paid for any of the remaining three fiscal quarters based on our financial results not meeting minimum threshold requirements for payout. For fiscal year 2008, the revenue target was $471.3 million. We are not disclosing the Company’s overall IB Plan EBITDA performance target and actual IB Plan EBITDA performance measure for fiscal year 2008 because they represent confidential information that is not publicly available, and we believe that disclosure of these IB Plan EBITDA performance targets and actual performance measures would reveal detailed informatin about our cost structure and our product and service pricing, margins and mix strategy, which would lead to meaningful competitive harm. In addition, these performance targets were set at a level which was difficult to attain, requiring historical economic strength in the vertical markets which we serve, sustained effort by the Named Executive Officers, and substantial improvement in growth and margins over the prior fiscal year.
The IB Plan for Mr. McLaughlin was structured similarly to the bonus plan as described above, except that his performance was measured by a combination of the achievement of company-wide financial metrics and business unit financial metrics. For the 2008 fiscal year, his IB Plan was weighted 30% towards the achievement of company-wide revenue and IB Plan EBITDA targets and 70% towards the achievement of “business unit contribution” targets for the wholesale distribution business, which he managed. For purposes of the IB Plan, “business unit contribution” means both the revenue generated by the business unit and the business unit gross profit, less direct sales, marketing, and product development costs, measured as a percent of plan for the business unit. The percentage payout under the business unit portion of the IB Plan is then determined by a combination of the achievement of the business unit revenue targets and business unit earnings targets described above.
The required business unit revenue and earnings targets for payout are outlined in the chart below:

	Fiscal Year 2008
	IB Plan Business Unit Earnings Attainment

	88.0%	96.0%	105.0%	110.0%

Fiscal year 2008
Revenue Attainment	Payout %
96.0%	50.0%	60.0%	100.0%	130.0%
98.0%	50.0%	70.0%	115.0%	140.0%
100.0%	60.0%	80.0%	125.0%	145.0%
109.0%	70.0%	115.0%	155.0%	180.0%
As a result of our fiscal year 2008 performance, Mr. McLaughlin received a bonus for the first fiscal quarter of 2008, which was paid at 78% of his quarterly target based on company achievement of 96.7% and business unit achievement of 70%. No bonus was earned or paid for any of the remaining three fiscal quarters based on our financial results not meeting minimum threshold requirements for payout. We are not disclosing the performance targets and actual performance measures for the business unit because they represent confidential information that is not publicly available, and we believe that disclosure of these performance targets and actual performance measures would reveal detailed information about the cost structure of the business unit and about our business unit product and service pricing, margins and mix, which would lead to meaningful competitive harm. These business unit performance targets were set at a level which was difficult to attain, requiring historical economic strength in the vertical market served by the respective business unit, sustained effort by the business unit Named Executive Officer, and substantial improvement in growth and margins for the business unit over the prior fiscal year.
For fiscal year 2008, Mr. Kwist was paid commissions based on sales targets for the Wholesale Distribution vertical market. The basis for payments was items invoiced during the applicable period. As part of his transfer of responsibilities from Vice President and General Manager of our Lumber and Building Materials business to Vice President of Sales for Wholesale Distribution, Mr. Kwist was provided with a guaranteed commission payment in the first quarter of fiscal year 2008 of $35,000. As a result of his fiscal year 2008 performance in connection with the sale of Wholesale Distribution products and services, as well as his guarantee, he earned a total of $113,426 of his target commission amount of $140,000.
For the 2008 fiscal year, the targets established under the IB Plan for all of our Named Executive Officers were in line with the annual operating plan established by our Board. For 2008, the annual bonus targets for the Named Executive Officers other than Mr. Kwist ranged from 50% to 100% of base salary. While our compensation committee considers the annual bonus targets for our Named Executive Officers to be attainable, the targets require significant and sustained effort on the part of our company and the applicable business units for the Named Executive Officers to earn a bonus equal to or in excess of their respective target amounts. Performance-based incentive bonuses and commissions earned by the Named Executive Officers for fiscal year 2008 are shown in the Summary Compensation Table below.
Individual bonus targets are reviewed annually in conjunction with base pay increases and a combination of both individual performance and aggregate market data is considered in determining the current year’s target for each Named Executive Officer. The IB Plan for our fiscal year 2009 is expected to be similar in structure to the IB Plan for fiscal year 2008 and is anticipated to contain one or more of the following elements: (i) revenue targets; (ii) IB Plan EBITDA targets; (iii) the addition of an individual performance component for certain Named Executive Officers, based upon individual achievement of key strategic initiatives (“KSIs”) such as measures of profitability, customer satisfaction and revenue growth under their respective management responsibility; (iv) a potential payout of 100% of the target bonus amount for 100% achievement of budgeted IB Plan EBITDA and revenue targets; and (v) a maximum payout of 200% of target. The inclusion in the IB Plan of incentive bonus payments based upon individual achievement of KSIs is intended to incentivize individual performance towards key strategic measures of the company.
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
Following the completion of the mergers, Activant Group established a new stock incentive plan, the 2006 Stock Incentive Plan (“Stock Incentive Plan”), which governs, among other things, the grant of options, restricted stock and other equity-based awards. In connection with the completion of the merger, we reserved a pool of options to acquire Activant Group common stock under the Stock Incentive Plan to be granted to select employees, including our Named Executive Officers, after the mergers. A portion of that pool was also reserved for grants to new hires. Our option pool was increased after the Eclipse acquisition to assure the availability of adequate equity awards for new and promoted participants from that transaction. As a general matter, it is our policy to grant stock options to our Named Executive Officers only upon commencement of employment or in connection with a promotion or assignment of additional responsibilities. We do not currently anticipate making annual option grants.
All stock options that have been granted under the stock incentive plan are “time-based options” that vest and become exercisable over a five-year period. For a more detailed discussion regarding the 2006 Stock Incentive Plan and the options granted under that plan, see the section titled “Employment Agreements and Severance and Change of Control Benefits—2006 Stock Incentive Plan” below. Additional information regarding grants made to the Named Executive Officers is included in the tables below.

Cash Retention Bonus
On November 15, 2006, our Board approved a cash retention bonus plan (“Cash Retention Bonus Plan”) for the payment of a bonus to those employees, including our Named Executive Officers, who had been granted an option through that date under the Stock Incentive Plan, calculated by the number of options granted for such employee times $0.35. In the case of the Named Executive Officers, payment of the retention bonus vests twenty percent (20%) per year, commencing on September 30, 2007 and each September 30th for the next four subsequent years. Vesting under the Cash Retention Bonus Plan accelerates in the event of a Change in Control, as defined under the Stock Incentive Plan. In addition, in the event that we terminate Mr. Qureshi’s employment without “cause” or if he resigns for “good reason” (as each term is defined in his employment agreement), and one or more of the payment dates has not occurred as of such termination, any annual installment that he would have received on or prior to the six-month anniversary of such termination of employment will become immediately vested and payable.

			Amount Outstanding and
			Subject to Annual
	Total Cash		Vesting as of September
	Retention Bonus	Amount Vested As of	30 for the Next Three
Named Executive Officer	Amount	September 30, 2008	Years
Pervez A. Qureshi	$758,333.45	$303,333.38	$455,000.07
Stephen A. McLaughlin	$113,750.00	$45,500.00	$68,250.00
William Wilson	$131,250.00	$52,500.00	$78,750.00
Randall N. Kwist	$96,250.00	$38,500.00	$57,750.00
Benefits
We offer a variety of health, welfare and retirement programs to all eligible employees, including the Named Executive Officers. The Named Executive Officers generally are eligible for the same benefit programs on the same basis as the rest of our employees, including medical and dental care coverage, life insurance coverage, short-and long-term disability and a 401(k) Plan. Based upon Mr. Qureshi’s employment agreement with us, Mr. Qureshi also has a life insurance benefit of up to $2.0 million. We also provide a bi-annual (annual for executives 50 or older) company-paid executive physical for all executives (inclusive of tax gross-up). In addition, we pay for certain airline club memberships for Messrs. Qureshi and McLaughlin and for Ms. Crusco. Except as described in this paragraph, we do not provide perquisites as part of our executive compensation program.
Deferred Compensation Plan
On November 2, 2007, our Board approved the amendment and restatement of our “top-hat” deferred compensation plan effective as of January 1, 2008 (“Deferred Compensation Plan”). Three of our current Named Executive Officers participate in the Deferred Compensation Plan: Stephen A. McLaughlin, William Wilson and Randall N. Kwist.
Under the Deferred Compensation Plan, an eligible participant is permitted to defer, in compliance with Section 409A of the Internal Revenue Code, as amended (the “Code”), any percentage (from 0% to 100%) of his or her qualifying base salary and bonus above the limit that could be contributed to our 401(k) Plan for each calendar year. Additionally, we can credit participant accounts with employer contributions at any time, but we did not make any such contributions during the 2008 fiscal year. All amounts allocated to a participant’s deferral account are adjusted at the end of each calendar year for investment gains and losses based on the performance of certain hypothetical investment choices selected by participants. Participants may change their selected investment choices as permitted by the plan administrator. We remain liable to pay all amounts deferred in a participant’s deferral account, as adjusted for all notional investment gains and losses, at the time specified in a participant’s deferral election, or otherwise as permitted under the terms of the Deferred Compensation Plan. We fund the Deferred Compensation Plan by means of corporate-owned life insurance policies.
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
Employment Agreements and Severance and Change of Control Benefits
We have entered into executive arrangements with certain key executives including the Named Executive Officers providing for severance benefits. The severance and change in control benefits are designed to provide economic protection to our key executives so that they can remain focused on our business without undue personal concern in the event that an executive’s position is eliminated or significantly altered by the company, including in connection with a change in control of our company. We recognize that circumstances may arise in which we may consider eliminating certain key positions that are no longer necessary or a change in control transaction may occur. These benefits are intended to provide the security needed for the executives to remain focused and reduce the distraction regarding personal concerns during a transition.
Activant Executive Severance Plan
On February 1, 2005, we adopted the Activant Executive Severance Plan (the “Executive Plan”) effective as of January 1, 2005, which covered each officer, vice president or other senior executive employee of us (other than our chief executive officer) and who was designated as an “Eligible Employee” by and in the discretion of the plan administrator. An Eligible Employee was entitled to severance under the Executive Plan if such Eligible Employee was involuntarily terminated without cause and not as a result of such Eligible Employee’s death or disability (an “Executive Qualified Termination”). An Executive Qualified Termination also includes a termination occurring as a result of or in connection with the sale or other divestiture of the company or the sale or other divestiture of a division, subsidiary, assets or other entity or business segment where the Eligible Employee is required to work at a job site over 50 miles from his or her job site immediately prior to such sale or divestiture or where the Eligible Employee’s base pay is reduced by more than 10% when compared to the base pay earned immediately prior to such sale or divestiture. Upon an Executive Qualified Termination, an Eligible Employee was entitled to receive a single lump sum severance payment equal to six months’ base salary if the Eligible Employee executed a release of all claims against us. Notwithstanding the foregoing, in no event would such severance payment, when aggregated with all other payments to such Eligible Employee on account of the same Executive Qualified Termination under any of our other sponsored severance arrangements, exceed twice the annual compensation of such Eligible Employee for the calendar year immediately preceding the calendar year during which the Executive Qualified Termination occurred. Additionally, severance payments payable under the Executive Plan to an Eligible Employee would be offset and reduced for any and all severance amounts paid or payable to the Eligible Employee under any individual employment or severance agreement or under any applicable law.
On November 2, 2007, we amended and restated the Executive Plan to ensure that benefits paid under it will not be subject to excise tax under Section 409A of the Code. In connection with such amendment and restatement, we also revised the definition of Eligible Employee under the Executive Plan to clarify that it covers each of our executives who is either a senior vice president, executive vice president or vice president, as well as any of our other senior level employees who is specifically designated to participate in the Executive Plan, as well as revised the definition of an Executive Qualified Termination to include termination resulting from an acquirer offering employment to the employee, the terms of which are a material change to the employee’s employment. The Executive Plan was also further amended to provide for enhanced severance benefits upon an Executive Qualified Termination, whereby an Eligible Employee who is either a senior vice president or executive vice president will be entitled to receive severance benefits consisting of severance pay equal to nine months of such Eligible Employee’s base salary and target bonus for such year (which may, in the plan administrator’s sole discretion, be paid in a lump sum or over the applicable nine-month period following the termination of the executive), as well as the payment of the Eligible Employee’s COBRA premiums under our health plans for nine months. Similarly, an Eligible Employee who is a vice president (other than a senior vice president or executive vice president) or a specifically designated senior level employee will be entitled to receive, upon an Executive Qualified Termination, severance pay equal to six months of such Eligible Employee’s base salary and target bonus for such year (which may, in the plan administrator’s sole discretion, be paid in a lump sum or over the applicable six-month period following the termination of the executive), as well as the payment of the Eligible Employee’s COBRA premiums under our health plans for six months. Additionally, no severance payments will be payable under the Executive Severance Plan to an Eligible Employee entitled to receive an equal or greater severance benefit under any individual employment or severance agreement, plan or program, or under any other obligation or applicable law.
Each of Ms. Crusco and Messrs. Wilson and McLaughlin is entitled to receive severance benefits under the amended and restated Executive Plan. Mr. Kwist’s employment terminated on November 28, 2008 and pursuant to the amended and restated Executive Plan, he will be paid the severance benefits that our Vice Presidents are eligible to receive under such plan.
Other Change of Control Benefits
As set forth under the heading “Cash Retention Bonus,” those of our Named Executive Officers who received a cash retention bonus are entitled to full acceleration of the unvested portion of the bonus in the event of a Change in Control, as defined under the Stock Incentive Plan. Similarly, all of our Named Executive Officers are entitled to receive full acceleration of any unvested portion of their outstanding equity awards under the Stock Incentive Plan in the event of a Change in Control, as set forth under the heading “2006 Stock Incentive Plan” below.
Employment and Severance Agreements and Arrangements with our Named Executive Officers
Pervez A. Qureshi. In connection with the transactions, Mr. Qureshi entered into a definitive employment agreement with Activant Group that governs the terms of his employment with Activant Group, the material terms of which include the following:
•	Mr. Qureshi serves as the president and chief executive officer of Activant Group and our company.
•	The employment agreement took effect on May 2, 2006 and the term of the employment agreement is for an indefinite period. However, Mr. Qureshi or Activant Group may end the employment at any time.

•	Mr. Qureshi is paid a current base salary of $416,000 per annum. Any adjustments to the base salary are made by the compensation committee of the Activant Group board of directors.
•
Mr. Qureshi is provided the opportunity to earn annual cash performance bonuses based upon the achievement of cumulative quarterly or annual performance targets established by the compensation committee and the board of directors of Activant Group, consistent with our current IB Plan.

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

•
Subject to his execution of an effective release of claims in favor of us and certain other parties, and his continued compliance with the restrictive covenants described below, Mr. Qureshi has the right to receive the following severance payments and benefits in the event that he is involuntarily terminated by us without ‘“cause,’” as defined in his employment agreement, or if he resigns for “‘good reason,”’ as defined in his employment agreement:

•
base salary through the date of termination, any earned but unpaid portion of the annual or quarterly performance bonus award, any accrued but unused vacation, reimbursement for any unreimbursed business expenses properly incurred by Mr. Qureshi in accordance with our policy prior to the date of termination and any employee benefits to which he may be entitled under any employee benefit plans, such amounts, and any other severance benefits owed, reduced by any amounts owed to us or our affiliates by Mr. Qureshi;

•	pro rata portion of any annual performance bonus that Mr. Qureshi would have earned in the year in which such termination of employment occurs;

•
termination payment equal to 150% of Mr. Qureshi’s then effective annual base salary and an additional termination payment equal to 150% of Mr. Qureshi’s then effective annual base salary, payable in equal monthly payments over the nine month period following termination;

•	continued coverage for a period of eighteen months following termination of employment under our health plans in accordance with the terms thereof; and

•
accelerated vesting of Mr. Qureshi’s options equal to the number of shares that would have vested if he had continued to be employed by us for an additional six months and a period of 180 days following termination to exercise all vested options.

•
While Activant Group’s common stock is not publicly traded, Mr. Qureshi and we will use commercially reasonable efforts to obtain stockholder approval in accordance with the terms of Section 280G of the Code for any payments and benefits contingent upon the occurrence of a change in control. Mr. Qureshi’s employment agreement also contains a clause cutting back such payments and benefits for the purposes of Section 280G of the Code in the event that such a cutback would allow Mr. Qureshi to obtain a higher after-tax value from such payments and benefits.

•
While employed by us and for a period of eighteen months thereafter, except for the confidentiality covenant whose duration is for an indefinite term, Mr. Qureshi is subject to compliance with various restrictive covenants, including non-competition and non-solicitation/non-hire, for the benefit of us and certain other parties. See “Item 13— Certain Relationships and Related Transactions, and Director Independence —Qureshi Letter Agreement.”

On May 2, 2006, Mr. Qureshi also entered into an option rollover agreement pursuant to which he agreed to rollover $1.0 million of spread value of his then outstanding stock options into 333,334 vested stock options to purchase shares of common stock of Activant Group at an exercise price of $1.00 per share. Pursuant to the rollover agreement, Activant Group agreed to assume these options pursuant to the terms of the Activant Solutions Holdings Inc. Second Amended and Restated Stock Option Plan for Key Employees, as amended, which is the stock option plan under which these options were originally granted.
Kathleen M. Crusco. On March 19, 2007, we entered into a letter agreement with Ms. Crusco for the position of Senior Vice President and Chief Financial Officer, with an effective start date of May 3, 2007. Pursuant to her employment arrangement with us, Ms. Crusco is paid an annual base salary of $310,000 and is eligible to receive a target incentive bonus under the IB Plan of $155,000. The offer letter with Ms. Crusco provided for (i) a stock option grant for 425,000 shares of common stock of Activant Group under the Stock Incentive Plan; (ii) a signing bonus of $100,000, which Mr. Crusco was required to reimburse in full if she voluntarily terminated her employment with us prior to 12 months from her start date, and (iii)severance of (A) nine months of base salary, (B) nine months pro-rated target incentive bonus, and (C) nine months of COBRA payments in the event her employment is involuntarily terminated by us without cause or if she voluntarily terminates her employment for good reason.

William Wilson. On February 14, 2005, we entered into a letter agreement with Mr. Wilson containing the terms of our severance obligations to him. The letter agreement provides that if his employment is involuntarily terminated by us without cause or if he voluntarily terminates his employment for good reason, Mr. Wilson will be entitled to receive severance in a lump sum amount equal to the sum of (i) nine months of base salary, (ii) nine months of his incentive bonus, and (iii) nine months of COBRA payments, subject to the terms of our severance plans. Pursuant to his employment arrangement with us, Mr. Wilson is entitled to receive a base salary of $250,000 and is eligible to receive a target incentive bonus under the IB Plan of $125,000.
Stephen A. McLaughlin. In September 2005 we entered into a letter agreement with Mr. McLaughlin containing the terms of our severance obligations to him. The letter agreement provides that if his employment is involuntarily terminated by us without cause, Mr. McLaughlin will be entitled to receive severance in a lump sum amount equal to the sum of (i) nine months of base salary, (ii) nine months of his incentive bonus, and (iii) nine months of COBRA payments, subject to the terms of our severance plans. This letter agreement became effective upon his relocation to our Yardley, Pennsylvania offices. Pursuant to his employment arrangement with us, Mr. McLaughlin is entitled to receive a base salary of $250,000 and is eligible to receive a target incentive bonus of $160,000.
Randall N. Kwist. Mr. Kwist had not entered into a formal employment agreement with us and his employment terminated on November 28, 2008. Pursuant to his employment arrangement with us, Mr. Kwist’s base salary was $200,000 and he was eligible for incentive payments based upon a target commission amount of $140,000. Pursuant to the Activant Executive Severance Plan, Mr. Kwist will be paid the severance benefits that our Vice Presidents are eligible to receive under such plan. See “Potential Payments Upon Termination or Change of Control” below. In connection with Mr. Kwist’s termination of employment, we also intend to repurchase and retire 37,500 shares of common stock of Activant Group. See “Item 13 — Certain Relationships and Related Transactions, and Director Independence—Management Subscription Agreements.”
2006 Stock Incentive Plan
Following the completion of the merger, Activant Group terminated all of Holdings outstanding equity incentive plans and established the Stock Incentive Plan, which governs, among other things, the grant of options to purchase common stock of Activant Group to members of management and other service providers following the completion of the mergers. Each grant of options under the Stock Incentive Plan specifies the applicable option exercise period, option exercise price and such other terms and conditions as deemed appropriate. A total of 7,961,958 shares have been reserved for issuance under the Stock Incentive Plan. All options granted under the Stock Incentive Plan will expire no later than ten years from the date of grant, but generally will terminate earlier upon termination of employment. The options that have been granted under the Stock Incentive Plan are subject to a five-year vesting schedule, with 20% vesting on the first anniversary of the vesting commencement date and the remaining 80% vesting in equal quarterly installments over the next four years such that the option will be fully vested on the fifth anniversary of the vesting commencement date. In the event of a sale of substantially all of the assets of the company, or a merger or acquisition of the company, the board of directors may provide that awards granted under the Stock Incentive Plan will be cashed out, continued, replaced with new awards or terminated; provided that all outstanding options will accelerate upon such a change of control. Each Named Executive Officer who exercises his or her options is also required to become a party to the stockholders agreement described in this report, unless he or she has already been made a party to such agreement. See “Item 13 — Certain Relationships and Related Transactions, and Director Independence — Stockholders Agreement.”
Rollover Options
Pursuant to a letter agreement entered into in connection with the Merger Agreement on May 2, 2006, Mr. Qureshi rolled over $1.0 million of the “in the money” value of his options in Holdings into 333,334 stock options to purchase shares of common stock of Activant Group. See “Item 13 —Certain Relationships and Related Transactions, and Director Independence — Qureshi Letter Agreement” and “Employment and Severance Agreements and Arrangements with our Named Executive Officers —Pervez A. Qureshi” above.
Change of Control Agreements
Except with regard to the applicable provisions of the Executive Severance Plan, Cash Retention Bonus Plan and the Stock Incentive Plan and the foregoing described employment agreements with the Named Executive Officers described above, we have not entered into any agreement with regard to a change in control of the company with our Named Executive Officers.
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
Stock Option Grant Practices
All grants of stock options under the 2006 Stock Incentive Plan have had an exercise price equal to the fair market value of Activant Group’s common stock on the date of grant. Because we are a privately-held company and there is no market for Activant Group’s common stock, the fair market value of its common stock is determined by its compensation committee based on available information that is material to the value of Activant Group’s common stock, including the value of the company immediately prior to the merger, the principal amount of the company’s indebtedness, the company’s actual and projected financial results, and fluctuations in the market value of publicly-traded companies in the software industry. In August 2007, we obtained an independent valuation of Activant Group’s common stock and since that time we continue to obtain an independent valuation on a quarterly basis in connection with periodic option grants.
Activant Group’s compensation committee approves stock option grants at either a regularly scheduled compensation committee meeting or by a unanimous written consent signed by all of the members of the compensation committee. All stock options are granted as of the date of the meeting or upon execution of the unanimous written consent in lieu of a meeting, as applicable. We generally grant stock options on a quarterly basis.
Compensation Committee Report
We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to our Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Robert B. Henske, Chairperson
S. Scott Crabill
David R. Tunnell

Summary Compensation Table
The following table sets forth information regarding compensation paid by us for services rendered during our fiscal year 2008 for our “Named Executive Officers.”

						Non-Equity
					Option	incentive plan
			Bonus		awards	compen-	All other compen-
Name and principal position	Fiscal year	Salary	(1)	Stock awards	(2)	sation (3)	sation (4)	Total
Pervez A. Qureshi	2008	$400,000	$151,667	$—	$1,057,199	$96,700	$5,792	$1,711,358
President and Chief Executive Officer	2007	$400,000	$151,667	$—	$1,496,837	$360,000	$3,000	$2,411,504

Kathleen M. Crusco (5)	2008	$290,000	$—	$—	$231,218	$35,054	$7,040	$563,312
Senior Vice President and Chief Financial Officer	2007	$113,769	$100,000	$—	$92,668	$32,625	$1,558	$340,620

Stephen A. McLaughlin (6)	2008	$250,000	$22,750	$—	$188,259	$31,200	$3,692	$495,901
Senior Vice President, Corporate Strategic Accounts	2007	$221,001	$67,750	$—	$224,524	$162,975	$3,000	$679,250

William Wilson (7)	2008	$230,000	$36,250	$—	$182,977	$30,219	$3,442	$482,888
Senior Vice President, Product Development	2007	$222,983	$26,250	$—	$259,069	$108,000	$3,000	$619,302

Randall N. Kwist	2008	$200,000	$19,250	$—	$146,549	$113,426	$3,392	$482,617
Former Vice President of Sales,
Wholesale Distribution	2007	$195,000	$19,250	$—	$124,382	$33,750	$3,000	$375,382

(1)
For all Named Executive Officers, except Ms. Crusco and other than the amount referenced in note 6 and 7, below, the amounts in this column reflect retention bonuses earned, which is discussed in more detail under “Elements of Our Executive Compensation Program — Cash Retention Bonuses”.

(2)
The amounts in this column reflect the dollar amount of expense recognized for financial statement reporting purposes in fiscal year 2008 and 2007 with respect to stock options granted in fiscal year 2008 as well as prior years in accordance with FAS No. 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 9 to our consolidated financial statements for the years ended September 30, 2008 and 2007.

(3)
The amounts in this column reflect the cash awards earned under the IB Plan, or in the case of Mr. Kwist, commissions earned, which is discussed in more detail under “Elements of Our Executive Compensation Program — Annual Cash Compensation — Bonus Plan”.

(4)	The amounts include, as applicable, matching 401(k) Plan contributions, airline memberships, term life insurance premiums, and imputed income from executive wellness exams.

(5)
Ms. Crusco’s employment with us commenced on May 3, 2007. The amount reflected in the table under the column titled “Bonus” represents a signing bonus Ms. Crusco received in connection with such commencement.

(6)	Mr. McLaughlin received a $45,000 bonus as part of a relocation package to move to Colorado, which amount is reflected in the table under the column titled “Bonus” for the fiscal year 2007.

(7)	Mr. Wilson received a $10,000 spot bonus, which amount is reflected in the table under the column titled “Bonus” for the fiscal year 2008.
Grant of Plan-Based Awards in Fiscal Year 2008

								All other option
								awards: number of
		Estimated future payouts under			Estimated future payouts under			securities	Exercise or base	Grant date fair
	Grant	non-equity incentive plan awards (1)			equity incentive plan awards			underlying options	price of option	value of stock and
Name	date	Threshold	Target	Maximum	Threshold	Target	Maximum	(2)	awards ($/share)	option awards

Pervez A. Qureshi	—	$200,000	$400,000	$700,000	—	—	—	—	—	—

Kathleen M. Crusco	—	$72,500	$145,000	$253,750	—	—	—	—	—	—

Stephen A. McLaughlin	11/02/07	$80,000	$160,000	$280,000	—	—	—	60,000	$4.92	$160,000

William Wilson	—	$62,500	$125,000	$218,750	—	—	—	—	—	—

Randall N. Kwist	11/02/07	—	$140,000	—	—	—	—	25,000	$4.92	$66,000

(1)
The amounts in this column represent performance incentives under our IB Plan for Ms. Crusco and Messrs Qureshi, McLaughlin and Wilson. For Mr. Kwist the amounts in this column represent the target sales commission. For a further discussion of the IB Plan, see “Elements of Our Executive Compensation Program — Annual Cash Compensation — Bonus Plan.”

(2)	The amounts in this column represent the number of options granted under the 2006 Stock Incentive Plan.

Outstanding Equity Awards at September 30, 2008

	Option Awards						Stock Awards
										Equity incentive
			Number of	Number of					Equity incentive	plan awards: market
			securities	securities				Market value of	plan awards:	or payout value of
			underlying	underlying	Option	Option	Number of shares of	shares of stock	number of unearned	unearned shares
			unexercised options	unexercised options	exercise	expiration	stock that have not	that have not	shares that have	that have not
Name	Grant date		exercisable	unexercisable	price	date	vested	vested	not vested	vested
Pervez A. Qureshi	05/02/06	(1)	333,334	—	$1.00	05/02/16	—	$—	—	$—
	11/16/06	(2)	975,000	1,191,667	$4.35	11/16/16	—	$—	—	$—

Kathleen M. Crusco	05/03/07	(2)	106,250	318,750	$4.71	05/03/17	—	$—	—	$—

Stephen A. McLaughlin	11/16/06	(2)	146,250	178,750	$4.35	11/16/16	—	$—	—	$—
	11/02/07	(2)	—	60,000	$4.92	11/02/17

William Wilson	11/16/06	(2)	168,750	206,250	$4.35	11/16/16	—	$—	—	$—

Randall N. Kwist	11/16/06	(2)	123,750	151,250	$4.35	11/16/16	—	$—	—	$—
	11/02/07	(2)	—	25,000	$4.92	11/02/17

(1)
These options became fully vested as of May 2, 2006 in connection with the mergers. These options represent stock options of Holdings prior to the mergers, which options were converted into stock options to acquire common stock of Activant Group immediately following the mergers. For a further discussion regarding these “rollover options,” see the section titled “Employment Agreements and Severance and Change of Control Benefits — Rollover Options.”

(2)
For all Named Executive Officers, time-based stock options vest over five years with 20% vesting one year from vesting commencement date and 5% vesting the last day of each three-month period thereafter. Ms. Crusco’s options were granted with a vesting commencement date of May 3, 2007 and additional options were granted to Mr. McLaughlin and Mr. Kwist with a vesting commencement date of November 2, 2007. Mr. Kwist’s employment with us terminated on November 28, 2008. Pursuant to the 2006 Stock Incentive Plan, Mr. Kwist has the right to exercise his vested options within 90 days after his termination date. For all other options not aforementioned, the vesting commencement date was May 2, 2006. For a further discussion regarding time-based stock options, see the section titled “Employment Agreements and Severance and Change of Control Benefits — 2006 Stock Incentive Plan.”

Option Exercises and Stock Vested
None of our Named Executive Officers exercised stock options in the year ended September 30, 2008.
Non-Qualified Deferred Compensation for Fiscal Year 2008

	Executive		Aggregate	Aggregate	Aggregate Balance
	Contributions	Company	Earnings/	Withdrawals	at September 30,
Name	(1)	Contributions	Losses	/Distributions	2008

Stephen A. McLaughlin	$21,265	$—	$(17,242)	$—	$218,920

William Wilson	34,500	—	(53,915)	—	471,640

Randall N. Kwist	22,656	—	(12,664)	—	66,781

(1)	The amount in this column is included in the “Summary Compensation Table” in the “Salary” column.

(2)	See the section titled “Elements of Our Executive Compensation Program—Deferred Compensation Plan” above for further description of the terms and conditions of this arrangement.
Employment and Change of Control Agreements
As discussed above, the company’s Executive Severance Plan, Cash Retention Bonus Plan and the Stock Incentive Plan include provisions with regard to a change in control of the Company, and we entered into definitive employment agreements with certain of the Named Executive Officers, which include provisions relating to a change in control of the Company. The terms of these agreements are described above under “Employment Agreements and Severance and Change of Control Benefits—Employment and Severance Agreements and Arrangements with our Named Executive Officers.”

Potential Payments Upon Termination or Change of Control
The tables below reflect the amount of potential payments to each of the Named Executive Officers in the event of termination of employment of the Named Executive Officer. The amounts shown below assume that the termination was effective as of September 30, 2008, and include estimates of the amounts, which would be paid to each executive officer upon his or her termination. The actual amount of any severance or change of control benefits to be paid out to a Named Executive Officer can only be determined at the time of the termination of employment of the Named Executive Officer. For a discussion regarding these severance and change of control benefits, see “Employment Agreements and Severance and Change of Control Benefits — Employment and Severance Agreements and Arrangements with our Named Executive Officers.”
Without Cause or for Good Reason

		Target Incentive	Cash Retention	Stock
Name	Base Salary	Bonus	Bonus (4)	Options (5)	Health Benefits	Total

Pervez A. Qureshi (1)	$1,200,000	$400,000	$—	$104,000	$22,708	$1,726,708
Kathleen M. Crusco (2)	217,500	108,750	—	—	11,354	337,604
William Wilson (2)	172,500	93,750	—	—	11,354	277,604
Stephen A. McLaughlin (2)	187,500	120,000	—	—	11,354	318,854
Randall N. Kwist (3)	100,000	—	—	—	7,569	107,569

(1)
Represents 300% of the executive officer’s base salary, target bonus for a period of 12 months, and the estimated cost of COBRA coverage for the executive officer’s current health benefits for a period of 18 months.

(2)
Represents the executive officer’s base salary for a period of nine months, target bonus for a period of nine months, and the estimated cost of COBRA coverage for the executive officer’s current health benefits for a period of nine months.

(3)
Represents the executive officer’s base salary for a period of six months and the estimated cost of COBRA coverage for the officer’s current health benefits for a period of six months. Mr. Kwist separated from service on November 28, 2008 and will be entitled to receive the severance benefits outlined above.

(4)
In the event of termination without cause or resignation for good reason not in connection with a change of control, Mr. Qureshi would be entitled to receive an installment of $151,667 if he would have been entitled to receive such installment on or prior to the six-month anniversary of the termination of his employment. None of our other Named Executive Officers is entitled to an acceleration of their unvested cash retention bonuses in connection with a termination of their employment. For additional information, see “Elements of Our Executive Compensation Program — Cash Retention Bonus” above.

(5)
Represents the difference between the exercise price of accelerated options and the fair market value of Activant Group’s common stock of $4.83 per share for such options as of September 30, 2008 as determined in good faith by the Board. For additional information regarding partial acceleration of vesting upon a change of control, see “Employment Agreements and Severance and Change of Control Benefits — Employment and Severance Agreements and Arrangements with our Named Executive Officers — Pervez A. Qureshi.”

Change of Control or Sale of Business

	Cash Retention	Stock
Name	Bonus (1)	Options (2)	Total

Pervez A. Qureshi	$455,000	$572,000	$1,027,000
Kathleen M. Crusco	—	38,250	38,250
William Wilson	78,750	99,000	177,750
Stephen A. McLaughlin	68,250	84,360	152,610
Randall N. Kwist	57,750	72,600	130,350

(1)
Represents the unvested portion of the Cash Retention Bonus that accelerates upon a change of control, as defined in our Stock Incentive Plan. For additional information, see “Elements of Our Executive Compensation Program — —Cash Retention Bonus.” above.

(2)
Represents the difference between the exercise price of all options that would accelerate upon a change of control and the fair market value of Activant Group’s common stock of $4.83 per share as of September 30, 2008 as determined in good faith by the Board, multiplied by the number of such unvested options that would have accelerated had a change of control occurred on September 30, 2008. Note that such acceleration would occur regardless of whether the executive’s employment was terminated in connection with such change of control transaction. For additional information regarding acceleration of vesting upon a change of control, see “Employment Agreements and Severance and Change of Control Benefits —Change of Control Agreements.”

Director Compensation
We reimburse non-employee directors for all out-of-pocket expenses incurred in the performance of their duties as directors, and, except with respect to the agreements with Mr. Bernard described below, we do not pay any fees to directors for attendance at meetings or their service as members of the board of directors.
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

The following table contains compensation received by Mr. Bernard during the fiscal year ended September 30, 2008.

						Change in pension
						value and
						nonqualified
		Fees			Non-equity	deferred
		earned or paid			incentive plan	compensation	All other
Name	Fiscal Year	in cash	Stock awards	Option awards (1)	compensation	earnings	compensation (2)	Total

Marcel Bernard	2008	$100,000	$—	$29,963	$—	$—	$7,164	$137,127
	2007	$100,000	$—	$42,420	$—	$—	$7,174	$149,594

(1)
The amounts in this column reflect the dollar amount of stock-based compensation expense recognized for financial statement reporting purposes in fiscal years 2008 and 2007 with respect to the 61,406 options to purchase shares of Activant Group’s common stock granted to Mr. Bernard on November 16, 2006, in accordance with FAS No. 123(R). Pursuant to FAS No. 123(R), total estimated stock-based compensation expense for this grant is approximately $150,000. In accordance with SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 9 to our consolidated financial statements for the years ended September 30, 2008 and September 30, 2007.

(2)	Represents 33 1/3% of the cash retention bonus payable to Mr. Bernard pursuant to the terms of the bonus award letter dated November 17, 2006.
Compensation Committee Interlocks and Insider Participation
Compensation decisions are made by our board of directors and its compensation committee. The board of directors has appointed Messrs. Crabill, Henske and Tunnell to serve on the compensation committee. None of our executive officers has served as a member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director of our company or Activant Group or member of their respective compensation committee. No interlocking relationships exist between any member of our board of directors or compensation committee and any member of the board of directors or compensation committee of any other company nor has any such interlocking relationship existed in the past. No member of the compensation committee is or was formerly an officer or an employee of our company.
Messrs. Henske and Tunnell are managing directors of Hellman & Friedman LLC and Mr. Crabill is a managing partner of Thoma Bravo, L.L.C. Affiliates of Hellman & Friedman and Thoma Cressey together control approximately 95% of the outstanding common stock of Activant Group. See “Item 13 — Certain Relationships and Related Transactions, and Director Independence.”

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
We are a wholly-owned subsidiary of Activant Group, which owns all of our issued and outstanding capital stock. All of Activant Group’s issued and outstanding capital stock is owned by funds affiliated with Hellman & Friedman, Thoma Cressey and JMI Equity, which funds we refer to as the “sponsors” and certain members of our management, which we refer to as the “management investors.”
The sponsors are able to control all actions by the board of directors of Activant Group by virtue of their being able to appoint a majority of the directors, their rights under the stockholders agreement to which they and Activant Group are parties and the beneficial ownership by an affiliate of Hellman & Friedman of the only authorized and outstanding share of Series A preferred stock issued in connection with the mergers. In addition, as a result of the voting and transfer provisions of the stockholders agreement, the sponsors may be deemed to constitute a group within the meaning of Section 13(d)(3) of the Exchange Act. Accordingly, each of the members of this group may be deemed to beneficially own all of the shares of Activant Group common stock held by the sponsors and the management investors. Each of the sponsors disclaims any beneficial ownership of shares of Activant Group common stock held by the other sponsors and the management investors. See “Item 13 — Certain Relationships and Related Transactions, and Director Independence—Agreements Related to the Mergers—Stockholders Agreement.”
All of our issued and outstanding shares of capital stock have been pledged as collateral to the lenders under the senior secured credit agreement described under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”. If we were to default on our senior secured credit facilities, the lenders could foreclose on these shares of our common stock, which would result in a change of control.
The following table sets forth as of December 15, 2008, certain information regarding the beneficial ownership of the voting securities of Activant Group Inc. by:
•	each person who beneficially owns more than 5% of Activant Group common stock;

•	each of our directors and Named Executive Officers, individually; and

•	all of our current directors and executive officers as a group.
Percentage ownership of common stock of Activant Group in the table is based on 61,400,399 shares of common stock of Activant Group outstanding on December 15, 2008. Except as otherwise noted below, the address for each person listed on the table is c/o Activant Solutions Inc., 7683 Southfront Road, Livermore, California 94551. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.
Beneficial ownership is determined in accordance with the rules that generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options held by that person that were exercisable as of December 15, 2008 or will become exercisable within 60 days after such date are deemed outstanding, although the shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

	Beneficial Ownership of Activant Group
	Common Stock
	Number of
Name of Beneficial Owner	Shares		Percentage

>5% Stockholders:
Funds affiliated with Hellman & Friedman LLC	46,440,270	(1)	75.6%
Funds affiliated with Thoma Cressey Bravo, Inc.	12,235,066	(2)	19.9%
Directors and Named Executive Officers:
C. Andrew Ballard (1)	—		—
Paul V. Barber (3)	2,500,000	(3)	4.1%
Marcel Bernard	33,773	(4)	*
S. Scott Crabill (2)	12,235,066		19.9%
Robert B. Henske (1)	—		—
David R. Tunnell (1)	—		—
Pervez A. Qureshi	1,525,000	(5)	2.4%
Kathleen M. Crusco	148,750	(6)	*
William Wilson	256,250	(7)	*
Stephen A. McLaughlin	256,250	(8)	*
Randall N. Kwist (9)	195,000	(10)	*
All current directors and executive officers as a group (14 individuals)	16,879,464	(11)	26.6%

*	Represents less than 1%.

(1)
Consists of 40,830,287 shares held by Hellman & Friedman Capital Partners V, L.P. (“HFCP V”), 5,586,763 shares held by Hellman & Friedman Capital Partners V (Parallel), L.P. (“HFCP V (Parallel)),” and 23,220 shares held by Hellman & Friedman Capital Associates V, LLC (“HFCA V,” and together with HFCP V and HFCP V (Parallel), the “H&F Entities”). Hellman & Friedman Investors V, LLC (“H&F Investors V”) is the general partner of HFCP V and HFCP V (Parallel). Hellman & Friedman LLC is the managing member of HFCA V and H&F Investors V. As the managing member of HFCA V and H&F V, H&F may be deemed to have beneficial ownership of the shares over which any of the H&F Entities has voting or dispositive power. The investment committee of H&F has power to vote or to direct the vote of, and to dispose or to direct the disposition of such shares. Each of the members of the investment committee disclaims beneficial ownership of the shares held by the H&F Entities. The address for the H&F Entities, Messrs. Ballard, Henske and Tunnell is One Maritime Plaza, 12th Floor, San Francisco, CA 94111.

(2)
Consists of 6,023,445 shares held by Thoma Cressey Fund VII, L.P. (“TCF VII”), 94,088 shares held by Thoma Cressey Friends Fund VII, L.P. (“TCFF VII”), and 6,117,533 shares held by Thoma Cressey Fund VIII, L.P. (“TCF VIII,” and together with TCF VII and TCFF VII, the “TCB Entities”). TC Partners VII, L.P. (“TC Partners VII”), as the general partner of TCF VII and TCFF VII, and TC Partners VIII, L.P. (“TC Partners VIII”), as the general partner of TCF VIII may, for purposes of Rule 13d-3 under the Exchange Act be deemed to beneficially own the shares held by TCF VII and TCFF VII, and TCF VIII, respectively. Thoma Cressey Bravo, Inc., as the general partner of TC Partners VII and TC Partners VIII, may, for purposes of Rule 13d-3, be deemed to own beneficially the shares held by TCF VII, TCFF VII and TCF VIII. Orlando Bravo, Bryan C. Cressey, Lee M. Mitchell and Carl D. Thoma are directors and officers of Thoma Cressey Bravo, Inc. and accordingly possess voting and dispositive power over all of the shares owned by the TCB entities. Mr. Crabill disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these entities. The address for the TCB Entities and Mr. Crabill is 600 Montgomery Street, 32nd Floor, San Francisco, CA 94111.

(3)
Consists of 2,363,131 shares held by JMI Equity Fund V, L.P. (“JMI V”) and 136,869 shares held by JMI Equity Fund V (AI), L.P. (“JMI V (AI),” and together with JMI V, the “JMI Entities”). JMI Associates V, L.L.C. is the general partner of each of the JMI Entities and may be deemed the beneficial owner of the shares held by such entities. Paul V. Barber is one of six managing members of JMI Associates V, L.L.C. Mr. Barber disclaims beneficial ownership of the shares beneficially owned by JMI Associates V, L.L.C., JMI V and JMI V (AI), except to the extent of his pecuniary interest therein. The address for the JMI Entities is c/o JMI Management, Inc., 2 Hamill Road, Suite 272, Baltimore, MD 21210, and for Mr. Barber is 12265 El Camino Real, Suite 300, San Diego, CA 92130.

(4)	Consists of 33,773 shares of common stock of Activant Group issuable pursuant to options that are exercisable within 60 days of December 15, 2008.

(5)	Consists of 1,525,000 shares of common stock of Activant Group issuable pursuant to options that are exercisable within 60 days of December 15, 2008.

(6)	Consists of 148,750 shares of common stock of Activant Group issuable pursuant to options that are exercisable within 60 days of December 15, 2008.

(7)	Includes 206,250 shares of common stock of Activant Group issuable pursuant to options that are exercisable within 60 days of December 15, 2008.

(8)	Includes 193,750 shares of common stock of Activant Group issuable pursuant to options that are exercisable within 60 days of December 15, 2008.

(9)	Former Vice President of Sales, Wholesale Distribution.

(10)	Includes 157,500 shares of common stock of Activant Group issuable pursuant to options that are exercisable within 60 days of December 15, 2008.

(11)	Includes 2,091,273 shares of common stock of Activant Group issuable pursuant to options that are exercisable within 60 days of December 15, 2008.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Since October 1, 2007, there has not been, nor is there currently planned, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, executive officer or holder of more than 5% of our capital stock or any member of such persons’ immediate families had or will have a direct or indirect material interest, other than agreements and transactions which are described under “Compensation Discussion and Analysis—Employment Agreements and Severance and Change of Control Benefits” and the transactions described below.
Agreements Related to the Mergers
We entered into several related party agreements in contemplation of the mergers, to which the company succeeded by operation of law as a result of the mergers.
Merger Agreement
On March 12, 2006, Activant Group, Merger Sub and Holdings entered into an agreement and plan of merger pursuant to which Merger Sub merged with and into Holdings, subject to the terms and conditions set forth in the merger agreement. The survivor then merged with and into Activant Solutions, Inc. At the effective time of the merger of Merger Sub into Holdings, each share of (a) Holdings common stock issued and outstanding immediately prior to the effective time of that merger (other than shares held in the treasury of Holdings, owned by Merger Sub, Activant Group or any direct or indirect wholly-owned subsidiary of Holdings or held by Holdings stockholders who were entitled to and who properly exercised appraisal rights under Delaware law) was converted into the right to receive $4.00 in cash, without interest, and (b) Holdings Class A common stock issued and outstanding immediately prior to the effective time of that merger (other than shares held in the treasury of Holdings, owned by Merger Sub, Activant Group or any direct or indirect wholly-owned subsidiary of Holdings or held by Holdings stockholders who were entitled to and who properly exercised appraisal rights under Delaware law) was converted into the right to receive $7.2965 per share in cash, without interest.
In addition, except with respect to Mr. Pervez A. Qureshi, our president and chief executive officer, who agreed prior to the merger of Merger Sub with and into Holdings to rollover a portion of his existing options to acquire Holdings common stock into options to acquire Activant Group common stock in lieu of such rollover options being cancelled and converted into the right to receive a cash payment, all options to acquire Holdings common stock that were vested and exercisable immediately prior to that merger were cancelled and converted into the right to receive a payment in cash, without interest, equal to the product of (A) the total number of shares of Holdings common stock as to which the option is vested and exercisable immediately prior to that merger and (B) the excess, if any, of $4.00 over the exercise price per share of Holdings common stock subject to such option, less applicable withholding taxes. All other options were cancelled and terminated without the right to receive any payment. As a result of the foregoing, the following payments in excess of $120,000 were received by certain of our current executive officers and named executive officers:

Name	Net Proceeds
Pervez A. Qureshi	$525,000
William Wilson	694,000
Stephen A. McLaughlin	447,500
Randall N. Kwist	330,375
Thomas V. Aliotti	50,000
Equity Commitment Letter and Subscription Agreement
In connection with the mergers, Activant Group and certain funds affiliated with Hellman & Friedman and Thoma Cressey, which we together refer to as the “sponsors” entered into an equity commitment letter agreement, dated March 12, 2006, pursuant to which the parties to the agreement agreed to make cash investments in Activant Group immediately prior to the completion of the mergers. In connection with the closing of the mergers, the funds affiliated with Hellman & Friedman invested approximately $195.0 million and the funds affiliated with Thoma Cressey invested approximately $48.7 million. The commitments of the sponsors were reduced on a pro rata basis by the amount of equity investments in Activant Group by the management investors. Prior to the mergers, the funds affiliated with Hellman & Friedman assigned an aggregate of approximately $10.0 million of the amount they committed to invest to affiliates of JMI Equity, at which time these affiliates of JMI Equity became “sponsors” along with the funds affiliated with Hellman & Friedman and Thoma Cressey that made investments in Activant Group pursuant to a Subscription Agreement dated May 2, 2006. In exchange for these investments, Activant Group issued shares of its common stock to the sponsors, at a price of $4.00 per share, and issued one share of its Series A preferred stock to a fund affiliated with Hellman & Friedman.
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
•
Hellman & Friedman and its affiliates, in the aggregate, no longer beneficially own a number of outstanding share equivalents that is at least (a) 40% of Activant Group’s outstanding ‘“share equivalents’” and (b) 200% more than the number of outstanding share equivalents beneficially owned by Thomas Cressey and its affiliates, in the aggregate;

•	Hellman & Friedman and their affiliates, in the aggregate, no longer beneficially own at least 20% of the outstanding share equivalents of Activant Group; or

•	the consummation of an underwritten public offering of Activant Group common stock registered under the Securities Act.
For purposes of the Series A preferred stock and the stockholders agreement described below, “share equivalents” are shares of Activant Group common stock and the number of shares of common stock issuable, without payment to Activant Group of additional consideration, upon exercise, conversion or exchange of any other security.
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
Board of Directors. The stockholders agreement requires that, until an initial public offering of shares of Activant Group’s common stock, the parties that beneficially own shares of Activant Group common stock will vote those shares to elect a board of directors of Activant Group comprised of the following persons:
•	the chief executive officer of Activant Group,

•	one board member designated by the Thoma Cressey Investors,

•	one board member designated by the JMI Investors,

•	one board member designated by the holder of the one share of Series A preferred stock, and

•	the remaining board members designated by the Hellman & Friedman Investors.
In addition, in the event that the Thoma Cressey Investors or the JMI Investors are not entitled to designate one director, the Thoma Cressey Investors and the JMI Investors will have the right to each designate one non-voting observer to the board of directors of Activant Group. The board representation rights of the Thoma Cressey Investors and the JMI Investors are subject to reduction if their beneficial ownership of Activant Group share equivalents decreases below specified thresholds and are not transferable in connection with any transfer of Activant Group shares.
As described in greater detail in the section above titled ‘“Equity Commitment Letter,”’ the share of Series A preferred stock held by one of the Hellman & Friedman Investors entitle it to elect a director of Activant Group with the power to determine the outcome of all votes of the board of directors prior to an initial public offering. After an initial public offering of common stock of Activant Group:
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
Qureshi Letter Agreement
In connection with entering into the Merger Agreement and in contemplation of the mergers, as of March 12, 2006, Mr. Pervez A. Qureshi, who is our chief executive officer and president, entered into a letter agreement with Activant Group, pursuant to which:
•	At the effective time of the mergers, Mr. Qureshi became our chief executive officer and president;

•
At the effective time of the mergers, Mr. Qureshi rolled over $1.0 million of the spread value of his current stock options in Holdings into 333,334 stock options to purchase shares of common stock of Activant Group, with an exercise price of $1.00 per share pursuant to the terms of an option rollover agreement, which is described under “Item 11 — Executive Compensation—Employment Agreements and Severance and Change of Control Benefits Employment Agreements—Rollover Options.” These options and the additional stock options granted to Mr. Qureshi pursuant to his new employment agreement became subject to the stockholders agreement described above; and
•
Activant Group and Mr. Qureshi agreed to the terms and conditions of Mr. Qureshi’s employment after the closing of the mergers, which are described under “Item 11 — Executive Compensation—Employment Agreements and Severance and Change of Control Benefits.”

Management Subscription Agreements
Prior to the consummation of the transactions, certain members of our management entered into management subscription agreements pursuant to which, upon the terms and subject to the conditions set forth in the agreements, these members of management agreed to assign to Activant Group a portion of the proceeds they would otherwise be entitled to receive pursuant to the merger agreement for their options to acquire Holdings common stock as consideration for the acquisition of newly-issued shares of common stock of Activant Group for a price of $4.00 per share. The members of our management that entered into management subscription agreements included the following:
•
Stephen A. McLaughlin, our Senior Vice President of Strategic Accounts, who assigned an aggregate of $250,000 of proceeds he would have been entitled to receive for his options in exchange for the issuance to him of 62,500 shares of Activant Group common stock.

•
William Wilson, our Senior Vice President of Product Development, who assigned an aggregate of $200,000 of proceeds he would have been entitled to receive for his options in exchange for the issuance to him of 50,000 shares of Activant Group common stock.

•
Randall N. Kwist, our former Vice President of Sales for Wholesale Distribution, who assigned an aggregate of $150,000 of proceeds he would have been entitled to receive for his options in exchange for the issuance to him of 37,500 shares of Activant Group common stock. We intend to repurchase and retire Mr. Kwist’s shares through a call option with a closing date of January 6, 2009.

•
Thomas V. Aliotti, our Senior Vice President and General Manager of Automotive, who assigned an aggregate of $12,500 of proceeds he would have been entitled to receive for his options in exchange for the issuance to him of 3,125 shares of Activant Group common stock.

Cash Incentive Payments
We entered into letter agreements with certain of our employees that provided for the payment of cash incentive bonuses to them in an aggregate amount of $16,960,000 upon the consummation of the mergers, which were subject to prior approval of such payments by our stockholders. These cash payments were in lieu of the granting of shares of our restricted common stock as previously disclosed in our Current Report on Form 8-K filed with the SEC on January 30, 2006. A portion of these cash incentive bonus payments were made to certain of our “Named Executive Officers” (as defined in “Item 11 — Executive Compensation”) and executive officers as follows: $3,200,000 to Pervez A. Qureshi; $1,400,000 to William Wilson; $1,000,000 to Stephen A. McLaughlin; $800,000 to Randall N. Kwist and $200,000 to Thomas V. Aliotti.
Policies and Procedures for Review and Approval of Related Party Transactions
We do not have a formal policy and related procedures for the review, approval and ratification of transactions that are required to be disclosed pursuant to this Item 13. Since the completion of the mergers, if and when any such transactions have been proposed, they have been reviewed by our board of directors and subject to its approval. We expect to continue this policy in the future.
Indemnification of Directors and Officers
Activant Group and we agreed that for a period of six years from May 2, 2006, we will indemnify each of the present and former directors and officers of Holdings to the fullest extent permitted by Delaware law against claims arising out of or pertaining to the fact that the person is or was an officer or director of Holdings or any of its subsidiaries prior to the mergers. Our certificate of incorporation provides that the company will indemnify each of our directors and officers to the fullest extent permitted under the General Corporation Law of the State of Delaware for claims arising by reason of the fact that he or she is a director, officer, employee, or agent of the company or any of its subsidiaries.
In addition, each of our executive officers and directors has entered into an indemnification agreement with Activant Group and us. Each of the indemnification agreements provides that we will indemnify and advance expenses to the indemnified officers and directors, or the indemnitees, to the fullest extent provided under our certificate of incorporation and bylaws, as in effect from time to time. We will not, without the prior written consent of each indemnitee, adopt any amendment to their respective certificates of incorporation, which would adversely affect the rights of the indemnitees, except as required by law. The right of such indemnitee to receive indemnification and advancement of expenses under this agreement is not exclusive of any other right, to which the indemnitee may, at any time be entitled. The agreement is valid for so long as such indemnitee serves as an officer or director of Activant Group or us, or at its request, any other entity, and terminates upon the later of (a) the expiration of six (6) years after the latest date that such indemnitee ceases to serve as an officer or director, (b) the final termination of all pending proceedings in respect of which such indemnitee is granted rights of indemnification or advancement of expenses, or (c) the expiration of all statutes of limitation applicable to possible claims arising out of such indemnitee’s status as an officer or director of Activant Group or us. The terms and provisions of the indemnification agreement are binding upon our successors and assigns.
Director Independence
None of the members of our board of directors, audit committee or compensation committee is “independent” as defined under Nasdaq Marketplace Rule 4200 (a)(15), which is used by our board of directors for determining the independence of the directors. Our board of directors is not comprised of a majority of independent directors, and its committees are not comprised solely of independent directors, because we are a privately-held company and not subject to applicable listing standards. The terms of the stockholders agreement described above require that certain members of our board of directors be comprised of persons affiliated with our company and the one share of Series A preferred stock held by an affiliate of Hellman & Friedman, entitles the holder to designate one director with the power to cast one more vote than all votes entitled to be cast by all other directors.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
The audit committee of our board of directors has selected Ernst & Young LLP (“E&Y”) as registered independent public accounting firm to audit our consolidated financial statements for the fiscal year ended September 30, 2008. E&Y currently serves as our registered independent public accounting firm. Fees paid to E&Y for each of the last two fiscal years were as follows:

	Year Ended September 30,
(in thousands)	2007	2008

Audit fees (1)	$604,000	$639,000
Audit related fees (2)	210,000	—
Tax fees (3)	140,300	137,515
All other fees	—	—

Total	$954,300	$776,515

(1)
Audit fees include the annual audit and quarterly reviews of our financial statements, consultation on new accounting standards and current transactions and normal assistance with annual and periodic filings with the SEC.

(2)
Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not disclosed under “Audit Fees.” These services primarily relate to the registration statement filings for financing activities and consultations concerning registration statement filings.

(3)
Tax fees include assistance in the preparation of our federal, state and foreign income and franchise tax returns and in the periodic examinations thereof by regulatory authorities and consultation on the tax treatment for transactions.

Audit Committee Pre-Approval Policy for Services Provided by Independent Registered Public Accounting Firm
Under the pre-approval policy of our audit committee, all services provided by our registered independent public accounting firm or by any other “big four” accounting firm must be pre-approved by our audit committee. Under the pre-approval policy, the committee pre-approves, by type and amount, the services expected to be provided by our registered independent public accounting firm or any other “big four” accounting firm during the coming year. This pre-approval is done annually and is documented as an exhibit to the minutes of the audit committee meeting. Any services to be provided by our registered independent public accounting firm or by any other “big four” accounting firm that are not pre-approved as part of the annual process must be separately pre-approved by the audit committee, including the related fees. The audit committee must separately pre-approve any significant changes in scope or fees for any approved service. Pre-approval authority may not be delegated to management. Although pre-approval authority may be delegated to one or more members of the audit committee, no such delegation has been made.
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
Other Information
E&Y has a business relationship with a company other than us that is also controlled by affiliates of Hellman & Friedman, our majority stockholder. The other company provides expert services to E&Y in connection with E&Y’s defense of certain professional liability litigation matters. E&Y is not the auditor of the other company, and does not believe the services provided, or the amounts paid therefore, are material to either the other company or E&Y. This relationship does not involve us nor have any impact on our consolidated financial statements. Our audit committee and E&Y have separately considered the impact that this relationship may have had on E&Y’s independence with respect to us. Both our audit committee and E&Y have concluded that this relationship with the other company does not impact E&Y’s independence. In making this determination, both our audit committee and E&Y considered, among other things, the immaterial, indirect nature of the relationship as it relates to us.

PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	(1) Financial Statements: The consolidated financial statements of Activant Solutions Inc. are incorporated by reference to Part II, Item 8 of this report.

(2) Financial Statement Schedules: See Schedule II — Valuation and Qualifying Accounts below. All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes included in Part II, Item 8 of this report.

(3) Exhibits:
EXHIBIT INDEX

		Incorporated by Reference
				Date of
Exhibit				First	Exhibit	Provided
Number	Exhibit Description	Form	File No.	Filing	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation of Activant Solutions Inc.	S-4	333-138081	October 19, 2006	3.1	—

3.2	Bylaws of Activant Solutions Inc.	10-K	333-49389	December 21, 2007	3.2	—

4.1	Indenture, dated May 2, 2006, by and among Lone Star Merger Corp., Activant Solutions Inc., Activant Solutions Holdings Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 9 1/2% Senior Subordinated Notes due 2016	S-4	333-138081	October 19, 2006	4.1	—

10.1	Credit Agreement, dated May 2, 2006, by and among Lone Star Merger Corp., Lone Star Holding Corp., Deutsche Bank Trust Company Americas, as Administrative Agent, Swing Line Lender and an L/C Issuer, each lender from time to time party thereto, JP Morgan Chase Bank, N.A., as Syndication Agent and Lehman Commercial Paper Inc., as Documentation Agent	S-4	333-138081	October 19, 2006	10.1	—

10.2	Guarantee Agreement, dated May 2, 2006, by and among Lone Star Merger Corp., Lone Star Holding Corp., the Subsidiaries of the Borrower identified therein and Deutsche Bank Trust Company Americas, as Administrative Agent	S-4	333-138081	October 19, 2006	10.2	—

10.3	Security Agreement, dated May 2, 2006, by and among Lone Star Merger Corp., Lone Star Holding Corp., the Subsidiaries of Holdings identified therein and Deutsche Bank Trust Company Americas, as Collateral Agent for the Secured Parties (as defined therein)	S-4	333-138081	October 19, 2006	10.3	—

10.4	Intellectual Property Security Agreement, dated May 2, 2006, by and among Lone Star Merger Corp., Lone Star Holding Corp., the Subsidiaries of Holdings identified therein and Deutsche Bank Trust Company Americas, as Collateral Agent for the Secured Parties (as defined therein)	S-4	333-138081	October 19, 2006	10.4	—

10.5	First Incremental Amendment to Credit Agreement, dated August 17, 2007, by and among Activant Group Inc., Activant Solutions Inc., Deutsche Bank Trust Company Americas, as Administrative Agent and the 2007 Term Lenders (as defined therein)	8-K	333-49389	August 23, 2007	10.1	—

10.6	Stockholders Agreement, dated May 2, 2006, by and among Lone Star Holding Corp., Lone Star Merger Corp., Hellman & Friedman Capital Partners V, L.P., Hellman & Friedman Capital Partners V (Parallel), L.P., Hellman & Friedman Capital Associates V, LLC, Thoma Cressey Fund VII, L.P., Thoma Cressey Friends Fund VII, L.P., Thoma Cressey Fund VIII, L.P., JMI Equity Fund V, L.P., JMI Equity Fund V (AI), L.P. and the other signatories thereto	S-4	333-138081	October 19, 2006	10.7	—

10.7	Employment Agreement, dated May 2, 2006, by and between Lone Star Holding Corp. and Pervez A. Qureshi*	S-4	333-138081	October 19, 2006	10.6	—

		Incorporated by Reference
				Date of
Exhibit				First	Exhibit	Provided
Number	Exhibit Description	Form	File No.	Filing	Number	Herewith
10.8	Option Rollover Agreement, dated May 1, 2006, by and among Lone Star Holding Corp., Activant Solutions Holdings Inc. and Pervez A. Qureshi*	10-K	333-49389	December 21, 2007	10.8	—

10.9	Offer Letter, dated March 19, 2007, by and between Activant Solutions Inc. and Kathleen M. Crusco*	8-K	333-49389	March, 22, 2007	10.1	—

10.10	Executive Employment Agreement, dated February 14, 2005, by and between Activant Solutions Inc. and William Wilson*	10-K	333-49389	December 22, 2005	10.52	—

10.11	Offer Letter, dated September 6, 2005, by and between Activant Solutions Inc. and Stephen A. McLaughlin*	10-K	333-49389	December 21, 2007	10.11	—

10.12	Agreement with Marcel Bernard, dated April 7, 2006, assumed by Lone Star Holding Corp. on October 13, 2006*	10-K/A	333-49389	January 14, 2008	10.12	—

10.13	Canadian Executive Retention Bonus Award Letter, dated November 17, 2006, by and between Activant Group Inc. and Marcel Bernard*	10-K	333-49389	December 21, 2007	10.13	—

10.14	CEO Executive Retention Bonus Award Letter, dated November 17, 2006, by and between Activant Group Inc. and Pervez A. Qureshi*	10-K	333-49389	December 21, 2007	10.14	—

10.15	U.S. Executive Retention Bonus Award Letter, dated November 17, 2006, by and between Activant Group Inc. and William Wilson*	10-K	333-49389	December 21, 2007	10.15	—

10.16	U.S. Executive Retention Bonus Award Letter, dated November 17, 2006, by and between Activant Group Inc. and Stephen A. McLaughlin*	10-K	333-49389	December 21, 2007	10.16	—

10.17	U.S. Executive Retention Bonus Award Letter, dated November 17, 2006, by and between Activant Group Inc. and Randall N. Kwist*	—	—	—	—	X

10.18	Form of Indemnification Agreement among Activant Group Inc., Activant Solutions Inc. and each of their directors and executive officers	8-K	333-49389	March 8, 2007	10.1	—

10.19	Amended and Restated Activant Group Inc. 2006 Stock Incentive Plan*	10-K	333-49389	December 21, 2007	10.21	—

10.20	Form of Option Agreement (General) under the Amended and Restated Activant Group Inc. 2006 Stock Incentive Plan *	10-K	333-49389	December 21, 2007	10.22	—

10.21	Form of Option Agreement (for Canadian employees) under the Amended and Restated Activant Group Inc. 2006 Stock Incentive Plan *	10-K	333-49389	December 21, 2007	10.23	—

10.22	Activant Solutions Holdings Inc. Second Amended and Restated 2000 Stock Option Plan for Key Employees*	10-K	333-49389	December 22, 2004	10.46	—

10.23	Activant Solutions Corporate Incentive Bonus Plan for Fiscal Year 2008*	—	—	—	—	X

10.24	Activant Solutions Business Units Incentive Bonus Plan for Fiscal Year 2008*	—	—	—	—	X

Incorporated by Reference
Date of
Exhibit				First	Exhibit	Provided
Number	Exhibit Description	Form	File No.	Filing	Number	Herewith
10.25	Activant Executive Severance Plan, as amended, effective December 31, 2008*	—	—	—	—	X

10.26	Activant Solutions Inc. Deferred Compensation Plan, as amended*	—	—	—	—	X

10.27	Asset Purchase Agreement, dated July 2, 2007, by and among Activant Solutions Inc., Greenland Holding Corp. and Intuit Inc.	8-K	333-49389	July 9, 2007	2.1	—

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	—	—	—	—	X

14.1	Activant Solutions Inc. Code of Ethics for Senior Financial Management	10-K	333-49389	December 21, 2007	14.1	—

21.1	List of Subsidiaries of Activant Solutions Inc.	—	—	—	—	X

24.1	Power of Attorney (included on signature page to this report)	—	—	—	—	X

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Pervez A. Qureshi	—	—	—	—	X

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco	—	—	—	—	X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Pervez A. Qureshi**	—	—	—	—	X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco**	—	—	—	—	X

*	Represents a management contract or compensatory plan.

**
This certification is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Schedule II — Valuation and Qualifying Accounts
ACTIVANT SOLUTIONS INC.

(in thousands)		Additions Charged
	Balance at	to Costs and		Balance at End of
Description	Beginning of Period	Expenses	Deductions	Period

From Inception to September 30, 2006:
Allowance for doubtful accounts	$—	$4,108	$—	$4,108
Inventory valuation	—	133	125	8
Year ended September 30, 2007:
Allowance for doubtful accounts	$4,108	$3,657	$—	$7,765
Inventory valuation	8	1,383	341	1,050
Year ended September 30, 2008:
Allowance for doubtful accounts	$7,765	$2,435	$4,785	$5,415
Inventory valuation	1,050	269	405	914

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIVANT SOLUTIONS INC.
By:	/s/ Kathleen M. Crusco
	Name:	Kathleen M. Crusco
	Title:	Senior Vice President and Chief Financial Officer
	Date:	December 19, 2008

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

Signature	Title	Date

/s/ Pervez A. Qureshi Pervez A. Qureshi	President, Chief Executive Officer and Director (Principal Executive Officer)	December 19, 2008

/s/ Kathleen M. Crusco Kathleen M. Crusco	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 19, 2008

/s/ Robert B. Henske	Chairman of the Board of Directors	December 19, 2008
Robert B. Henske

/s/ C. Andrew Ballard	Director	December 19, 2008
C. Andrew Ballard

/s/ Paul V. Barber	Director	December 19, 2008
Paul V. Barber

/s/ Marcel Bernard	Director	December 19, 2008
Marcel Bernard

/s/ S. Scott Crabill	Director	December 19, 2008
S. Scott Crabill

/s/ David R. Tunnell	Director	December 19, 2008
David R. Tunnell