Form 10-Q
period 2008-12-31
ACTIVANT SOLUTIONS INC /DE/
filed 2009-02-12
CIK 1059103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 11, 2009
Common Stock, par value $0.01 per share	10 shares

ACTIVANT SOLUTIONS INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2008

FORWARD-LOOKING STATEMENTS
This report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, these forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Some of the key factors that could cause actual results to differ from our expectations are:
•	the negative affect of the current credit crisis and unfavorable market conditions on our customers and on our business;

•	the financial crisis in the U.S. and global capital and credit markets;

•	our substantial indebtedness and our ability to incur additional indebtedness;

•	certain covenants in our debt documents, including covenants that require us to satisfy a maximum total leverage ratio and a minimum interest coverage ratio;

•	failure to anticipate or respond to our customers’ needs and requirements;

•	failure of our proprietary technology to support our customers’ future needs or it becoming obsolete;

•	failure to develop new relationships and maintain existing relationships with key industry participants and/or key customers and/or loss of significant customer revenues;

•	loss of recurring subscription service revenues;

•	failure to integrate and retain our senior management personnel;

•	failure of our Activant Eagle and Vision products to gain acceptance within the automotive parts aftermarket;

•	costs and difficulties of integrating recent and future acquisitions, including our acquisitions of Silk Systems and Intuit’s distribution software management division (Eclipse);

•	the amount of our anticipated goodwill impairment charges resulting from our first quarter of fiscal year 2009 impairment analysis and any additional impairment charges due to the continuing global economic uncertainty and credit crisis;

•	changes in the manner or basis on which we receive third-party information used to maintain our electronic automotive parts and applications catalog;

•	failure by certain of our existing customers to upgrade to our current generation of systems;

•	failure to effectively compete;

•	substantial fluctuations in, or failure to maintain current systems sales levels of one-time sales of software licenses and hardware;

•	consolidation trends among our customers and consolidation trends in the market segments in which we operate;

•	failure to adequately protect our proprietary rights and intellectual property or limitations on the availability of legal or technical means of effecting such protection;

•	claims by third parties that we are infringing on their proprietary rights or other adverse claims;

•	defects or errors in our software or information services;

•	interruptions of our connectivity applications or catastrophic failure of our data center, telecommunications or information technology infrastructure;

•	claims for damages against us in the event of a failure of our customers’ systems;

•	fluctuations in the value of foreign currencies;

•	differing interests of debt security holders and our controlling stockholders or investors; and

•	the other factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2008 and elsewhere in this report, including under Part II, Item 1A of this report.
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

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
ACTIVANT SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
(in thousands, except share data)	2008	2008
ASSETS:
Current assets:
Cash and cash equivalents	$67,479	$64,789
Trade accounts receivable, net of allowance for doubtful accounts of $5,250 and $5,415 at December 31, 2008 and September 30, 2008, respectively	47,624	46,572
Inventories, net	5,098	5,310
Deferred income taxes	6,954	6,226
Income taxes receivable	—	1,186
Prepaid expenses and other current assets	4,654	5,124

Total current assets	131,809	129,207

Property and equipment, net	7,971	8,942
Intangible assets, net	210,703	217,058
Goodwill	637,209	662,209
Deferred financing costs	12,512	13,130
Other assets	1,810	2,172

Total assets	$1,002,014	$1,032,718

LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$18,594	$19,181
Payroll related accruals	16,523	15,020
Deferred revenue	34,727	33,952
Current portion of long-term debt	—	3,325
Accrued expenses and other current liabilities	15,415	15,484

Total current liabilities	85,259	86,962

Long-term debt	613,600	613,787
Deferred tax liabilities	49,125	54,028
Other liabilities	24,840	18,625

Total liabilities	772,824	773,402

Commitments and contingencies	—	—

Common Stock:
Par value $0.01 per share, 1,000 shares authorized, 10 shares issued and outstanding, at December 31, 2008 and September 30, 2008	—	—
Additional paid-in capital	255,197	254,148
Retained earnings (accumulated deficit)	(13,446)	11,355
Other accumulated comprehensive loss:
Unrealized loss on cash flow hedges	(10,294)	(5,585)
Cumulative translation adjustment	(2,267)	(602)

Total stockholder’s equity	229,190	259,316

Total liabilities and stockholder’s equity	$1,002,014	$1,032,718

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended
	December 31,
(in thousands)	2008	2007
Revenues:
Systems	$33,532	$45,917
Services	62,734	62,993

Total revenues	96,266	108,910

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems (1)	17,965	26,397
Services (1)	22,005	23,223

Total cost of revenues	39,970	49,620

Gross profit	56,296	59,290

Operating expenses:
Sales and marketing (1)	15,017	16,425
Product development (1)	10,158	12,124
General and administrative (1)	5,730	7,496
Depreciation and amortization	9,705	8,595
Impairment of goodwill	25,000	—
Acquisition related costs	176	251
Restructuring costs	1,758	168

Total operating expenses	67,544	45,059

Operating income (loss)	(11,248)	14,231

Interest expense	(12,988)	(13,690)
Other income (expense), net	(329)	564

Income (loss) before income taxes	(24,565)	1,105
Income tax expense	236	512

Net income (loss)	$(24,801)	$593

Comprehensive loss:
Net income (loss)	$(24,801)	$593
Unrealized loss on cash flow hedges	(4,709)	(2,651)
Foreign currency translation adjustment	(1,665)	(49)

Comprehensive loss	$(31,175)	$(2,107)

(1)	Includes stock-based compensation expense as follows:

Cost of revenues
Systems	$10	$8
Services	49	69
Operating expenses
Sales and marketing	228	204
Product development	76	72
General and administrative	700	529

Total	$1,063	$882

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	December 31,
(in thousands)	2008	2007
Operating activities:
Net income (loss)	$(24,801)	$593
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill	25,000	—
Stock-based compensation expense	1,063	882
Depreciation	1,445	1,509
Amortization of intangible assets	8,260	7,086
Amortization of deferred financing costs	618	623
Provision for doubtful accounts	193	1,253
Deferred income taxes	(5,631)	(4,599)
Changes in assets and liabilities:
Trade accounts receivable	(1,245)	(1,059)
Inventories	212	(1,491)
Prepaid expenses and other assets	2,018	574
Accounts payable	(587)	(1,350)
Deferred revenue	775	(1,359)
Accrued expenses and other liabilities	1,289	566

Net cash provided by operating activities	8,609	3,228

Investing activities:
Purchase of property and equipment	(488)	(1,120)
Capitalized computer software costs and databases	(1,905)	(1,667)

Net cash used in investing activities	(2,393)	(2,787)

Financing activities:
Payment on long-term debt	(3,512)	(187)
Repurchase of common stock	(14)	—
Deferred financing costs	—	(107)

Net cash used in financing activities	(3,526)	(294)

Net change in cash and cash equivalents	2,690	147
Cash and cash equivalents, beginning of period	64,789	33,379

Cash and cash equivalents, end of period	$67,479	$33,526

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$14,901	$17,173
Cash paid during the period for income taxes (net of receipts)	$612	$944
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying condensed consolidated balance sheets as of December 31, 2008 and September 30, 2008 and the accompanying condensed consolidated statements of operations and cash flows for the three months ended December 31, 2008 and 2007 represent our financial position, results of operations and cash flows.
Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at December 31, 2008, actual results could differ from those estimates and operating results for the three months ended December 31, 2008 and are not necessarily indicative of the results that may be achieved for the year ending September 30, 2009. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.
In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS
Effective October 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, and its related amendments. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies to existing accounting pronouncements that require or permit fair value measurements. The FASB amended SFAS No. 157 by issuing FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classifications or Measurements under Statement 13, FSP 157-2, Effective Date of FASB Statement No. 157, and FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP 157-1 amends SFAS 157 to exclude SFAS 13, Accounting for Leases, and certain other lease-related accounting pronouncements. FSP 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. FSP 157-3 clarifies the application of SFAS 157 in determining the fair value of financial assets and liabilities in a market that is not active and provides examples to illustrate key considerations in determining such fair value. We concluded that FSP-1 and FSP-2 would not have an impact on our financial statements. FSP-3 was included in the implementation of SFAS 157. See Note 5 for additional information regarding the adoption of SFAS No. 157.
NOTE 3 — GOODWILL
The carrying amount of goodwill by reportable segment is as follows (in thousands):

	December 31,	September 30,
	2008	2008	2007
Hardlines and Lumber	$167,980	$186,480	$187,462
Wholesale Distribution	335,018	335,018	343,140
Automotive	122,034	128,534	129,350
Other	12,177	12,177	12,254

Total	$637,209	$662,209	$672,206

We account for goodwill in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other

Intangible Assets. Goodwill is tested for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Our annual testing through fiscal year 2008 indicated no impairment(s) of goodwill had occurred. The continuing global economic uncertainty and credit crisis have negatively impacted the level of overall spending, including spending in the vertical markets that we serve. As a result, we have determined it necessary to evaluate goodwill for impairment as of December 31, 2008. In accordance with SFAS No. 142, we have completed step one of the impairment analysis and concluded that as of December 31, 2008, the fair value of our Hardlines and Lumber and our Automotive reporting units was below their respective carrying values, including goodwill. As such, step two of the impairment test was initiated in accordance with SFAS No. 142. Due to its time consuming nature and the complexities of determining the implied fair value of goodwill for each of these reporting units, the step two analysis has not been completed as of the date of this filing. Although this analysis has not been completed, based on the work performed to date we have recorded an estimated goodwill impairment charge of $25.0 million, comprised of $18.5 million related to Hardlines and Lumber and $6.5 million related to Automotive. The impairment charges are subject to finalization of the step two analysis which we expect to complete during the three months ending March 31, 2009. We believe that the preliminary estimate of impairment charges is reasonable and represents our good faith estimate of the impairment charges to be incurred; however, it is possible that material adjustments to the preliminary estimate for Hardlines and Lumber and for Automotive may be required as the step two analysis is finalized.
NOTE 4 — DEBT
Long-term debt consisted of the following:

(in thousands)	December 31, 2008	September 30, 2008
Senior secured term loan due 2013	$418,600	$422,112
Senior subordinated notes due 2016	175,000	175,000
Revolving credit facility due 2011	20,000	20,000

Total debt	613,600	617,112
Current portion	—	(3,325)

Long-term debt	$613,600	$613,787

Senior Secured Credit Agreement
We have a senior secured credit agreement that provides for (i) a seven-year term loan in the amount of $390.0 million, amortized at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after May 2, 2006, except such amortized loan payments that may otherwise be due are reduced dollar-for-dollar by any voluntary prepayments or mandatory repayments we make, with the balance payable on May 2, 2013, and (ii) a five-year revolving credit facility that permits loans in an aggregate amount of up to $40.0 million, which includes a $5.0 million letter of credit facility and a swing line facility.
On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. A Lehman Brothers subsidiary, Lehman Commercial Paper Inc. (“Lehman CPI”), is one of the lenders under our senior secured credit agreement, having provided a commitment of $7.0 million under the revolving credit facility, of which $3.5 million was outstanding at December 31, 2008. We have not requested any additional borrowing under the senior secured credit agreement subsequent to Lehman Brothers’ bankruptcy filing, and it is not certain whether Lehman CPI will participate in any future requests for funding or whether another lender might assume its commitment. We currently believe that the other lenders under our senior secured credit agreement, as well as our other financial counterparties, will be able to fulfill their respective obligations. There can be no assurance, however, that those other lenders or counterparties will not also experience a significant adverse event that could impact their abilities to fulfill their obligations to us.
Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, on May 2, 2011. For the period ended September 30, 2006 and for the years ended September 30, 2007 and 2008, we repaid $1.9 million, $25.2 million and $15.8 million, respectively, in principal payments towards the term loans, which substantially reduced the future unamortized principal payments due per the amortization schedule. For the three months ended December 31, 2008, we repaid approximately $3.5 million in principal payments of which approximately $3.3 million represented the fiscal year 2008 mandatory repayment and approximately $0.2 million was a voluntary prepayment. In addition, subject to certain terms and conditions, the senior secured credit agreement provided for one or more uncommitted incremental term loan and/or revolving credit facilities in an aggregate amount not to exceed $75.0 million. In August 2007, we borrowed the $75.0 million incremental term loan, which matures on May 2, 2013, as well as $20.0 million of the revolving credit facility. We are required each year generally concurrent with the filing of our Annual Report on Form 10-K to make a mandatory principal repayment equal to one-half of excess cash flow, as defined, for the preceding fiscal year. Any mandatory repayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year.
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
In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios, none of which had been attained as of December 31, 2008. We must also pay customary letter of credit fees for issued and outstanding letters of credit. As of December 31, 2008, we had $0.3 million of letters of credit issued and outstanding.
Substantially all of our assets and those of our subsidiaries are pledged as collateral under the senior secured credit agreement.
Hedging and Derivative Instruments
At the time we entered into the senior secured credit agreement, we entered into four interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations and to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2007 and 2008, interest rate swaps with a notional amount of $25.0 million and $30.0 million, respectively, matured. As of December 31, 2008, we had outstanding interest rate swaps with a notional amount of $190.0 million as follows (in thousands):

Notional Amount	Maturity Date	Fixed Rate	Fair Value
$140,000	2011	5.42%	$(15,039)
$ 50,000	2009	5.32%	$(1,839)
We account for the interest rate swaps discussed above as cash flow hedges. The realized gains and losses on these instruments are recorded in earnings as adjustments to interest expense. The unrealized gains and losses are recognized in other comprehensive income. To the extent any of the interest rate swaps are deemed ineffective, a portion of the unrealized gains and losses is recorded in interest expense rather than other comprehensive income. For the three months ended December 31, 2008, we recorded a credit to interest expense of $0.1 million representing cumulative ineffectiveness related to these interest rate swaps.
Senior Subordinated Notes Due 2016
We have also issued $175.0 million aggregate principal amount of 9.5% senior subordinated notes due May 2, 2016. The notes were issued in a private transaction that was not subject to the registration requirements of the Securities Act of 1933. The notes subsequently were exchanged for substantially identical notes registered with the U.S. Securities and Exchange Commission (“SEC”), pursuant to a registration rights agreement entered into in connection with the indenture.
Subsequent to December 31, 2008, we repurchased approximately $15.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $8.1 million (including accrued interest). The repurchased notes have been retired. As a result of these repurchases, senior subordinated notes representing $159.3 million in principal amount are outstanding.
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
The terms of the senior secured credit agreement and the indenture governing the senior subordinated notes restrict certain activities by us, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets and transactions with affiliates. In addition, the senior secured credit agreement requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The senior secured credit agreement and the indenture also contain certain customary affirmative covenants and events of default. At December 31, 2008, we were in compliance with all of the senior secured credit agreement’s and the indenture’s covenants.
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
In order to help ensure compliance with our covenants under our senior secured credit facilities and our senior subordinated notes we may take additional actions in the future, including implementing additional cost cutting initiatives, making additional repurchases of some of our debt or making further changes to our operations. In the event of a default of the financial covenants referred to above, we may (but no more than two times in four fiscal quarters) cure the default by raising equity capital from our existing investors in an amount sufficient to pass, but not to exceed, the financial covenant. While we believe that these additional remedies provide us with some additional flexibility in maintaining compliance with our tests and covenants, they do not assure us that we will not find ourselves in violation of these tests and covenants. Upon the occurrence of an event of default under the senior secured credit facilities and our senior subordinated notes, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit.
NOTE 5 — FAIR VALUE
Effective October 1, 2008, we adopted SFAS No. 157, which defines fair value, establishes a framework for measuring fair value as well as expands on required disclosures regarding fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.
SFAS No. 157 inputs are referred to as assumptions that market participants would use in pricing the asset or liability. The use of inputs in the valuation process are categorized into a three level fair value hierarchy. Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities we have the ability to access. Level 2 inputs utilize inputs other than quoted prices in active markets for identical assets or liabilities. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our cash equivalents (included in cash and cash equivalents in the accompanying condensed consolidated balance sheets) should be classified as Level 1 as they are valued using quoted prices and other relevant information generated by market transactions involving identical assets. Our level 1 asset measured at fair value as of December 31, 2008 was $45.6 million. We have determined that our derivative valuation in its entirety should be classified in Level 2 of the fair value hierarchy. Our level 2 liability measured at fair value as of December 31, 2008 was $16.9 million.
We use derivative financial instruments, specifically interest rate swaps, for non-trading purposes. We entered into interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations arising from previously un-hedged interest payments associated with floating rate debt. We account for the interest rate swaps discussed above as cash flow hedges. Derivative contracts with negative net fair values are recorded in other liabilities. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
In compliance with SFAS No. 157, we record adjustments to appropriately reflect our nonperformance risk and the respective counterparty’s nonperformance risk in our fair value measurements. As of December 31, 2008, we have assessed the significance of the impact of nonperformance risk on the overall valuation of our derivative position and have determined that it is not significant to the overall valuation of the derivatives.
NOTE 6 — INCOME TAXES
We recorded a provision for income tax expense of $0.2 million and $0.5 million for the three months ended December 31, 2008 and 2007. This tax provision was derived by applying an estimated worldwide effective tax rate against consolidated income before income taxes for the three months ended December 31, 2008 and 2007, respectively. The estimated worldwide effective tax rate contemplated estimated variances from the U.S. federal statutory rate for the fiscal year ending September 30, 2009, including the impact of permanently non-deductible expenses, estimated changes in valuation allowances against deferred tax assets, and state income taxes. The provision for income tax was further adjusted by period events occurring during the quarter including Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109"(“FIN No. 48”), unrecognized tax benefits, impairment of goodwill, and tax settlement payments.

Our balance sheet included unrecognized tax benefits of approximately $6.0 million as of December 31, 2008 and September 30, 2008. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $1.0 million as of December 31, 2008 and September 30, 2008.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The balance of accrued interest and penalties was approximately $0.5 million as of December 31, 2008 and September 30, 2008, including an immaterial increment during the three months ended December 31, 2008.
As of December 31, 2008, we believe it is reasonably possible that total unrecognized tax benefits will decrease by approximately $3.4 million within the following twelve months due to the expected settlement of the U.S. federal examination and the expiration of statute of limitations in various jurisdictions. A significant portion of these unrecognized tax benefits would be recorded as an adjustment to goodwill.
The tax years 2002 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject. We are currently under U.S. federal examination for the 2004 through 2007 tax years.
NOTE 7 — EMPLOYEE STOCK PLANS
We estimate the fair value of stock options using a Black-Scholes option pricing model that uses certain assumptions including expected term, expected volatility of the underlying stock, expected dividend pay-out rate and risk-free rate of return. The expected term was based on historical data and represents the period of time that stock options granted were expected to be outstanding. Due to the fact that the common stock underlying the options is not publicly traded, the expected volatility was based on a comparable group of companies for the period. We do not intend to pay dividends on our common stock for the foreseeable future, and accordingly, used a dividend yield of zero. The risk-free rate for periods within the contractual life of the option was based on the Treasury Bill coupon rate for U.S. Treasury securities in effect at the time of the grant with a maturity approximating the expected term. For the three months ended December 31, 2008 and 2007, we recorded stock-based compensation expense of approximately $1.1 million and $0.9 million, respectively, with a total income tax benefit recognized in the income statement of approximately $0.4 million and $0.4 million, respectively.
The fair value of each award granted from the 2006 Option Plan during the three months ended December 31, 2008 and 2007 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended December 31,
	2008	2007
Expected term	6.66 years	6.66 years
Expected volatility	72.00%	50.00%
Expected dividends	0.00%	0.00%
Risk-free rate	1.55%	3.46%
The weighted-average estimated grant date fair value, as defined by SFAS No. 123(R), for employee stock options granted under the 2006 Option Plans during the three months ended December 31, 2008 and 2007 were $3.11 per share and $2.66 per share, respectively.
NOTE 8 — RESTRUCTURING COSTS
During the three months ended December 31, 2008, our management approved additional restructuring plans for eliminating certain employee positions and consolidating certain excess facilities with the intent to streamline and focus our operations and to more properly align our cost structure with current business conditions and our projected future revenue streams. These plans included the elimination of approximately 200 employee positions and the consolidation of space within multiple facilities locations. As of December 31, 2008, approximately 100 of the affected employees had been notified and terminated, and one of the facilities consolidations had been completed. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded approximately $1.8 million related to workforce reductions (comprised of severance and related benefits) and consolidation of facilities. All restructuring charges were recorded in “Restructuring Costs” in the condensed consolidated statements of operations. The remaining workforce reductions were substantially completed in early January 2009, and the related restructuring costs will be recorded in the three months ended March 31, 2009. The remaining facilities are expected to be consolidated over the following two quarters and the related restructuring costs will be recorded in the period in which these actions are completed.
We also undertook certain restructuring actions in fiscal year 2008. During the three months ended December 31, 2008, we accrued additional charges for these past actions related to certain employee termination benefits that are required to be accrued from the time of notification through the date specified in the benefit.

Our restructuring liability at December 31, 2008, was approximately $0.7 million and the changes in our restructuring liabilities for the three months then ended were as follows (in thousands):

	Balance as of			Balance as of
	September 30,	Restructuring		December 31,
	2008	Charges	Payments	2008
2009 Actions	$—	$1,754	$(1,221)	$533
2008 Actions	216	4	(45)	175

	$216	$1,758	$(1,266)	$708

NOTE 9 — SEGMENT REPORTING
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
Because these segments reflect the manner in which our management reviews our business, they necessarily involve judgments that our management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect technologies and applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments. Recent events, including changes in our senior management, may affect the manner in which we present segments in the future. A description of the businesses served by each of our reportable segments follows:
•	Hardlines and Lumber segment — The hardlines and lumber vertical market consists of independent hardware retailers; home improvement centers; paint, glass and wallpaper stores; farm supply stores; retail nurseries and garden centers; independent lumber and building material dealers; and pharmacies, primarily in the United States.

•	Wholesale Distribution segment — The wholesale distribution vertical market consists of distributors of a range of products including electrical supply; plumbing; medical supply; heating and air conditioning; tile; industrial machinery and equipment; industrial supplies; fluid power; janitorial and sanitation products; paper and packaging; and service establishment equipment vendors, primarily in the United States.

•	Automotive segment — The automotive vertical market consists of customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks, and includes manufacturers, warehouse distributors, parts stores, professional installers in North America and Europe as well as several chains in North America.

•	Other — Other primarily consists of our productivity tools business, which is involved with software migration services and application development tools.
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

Our reportable segment financial information for the three months ended December 31, 2008 and 2007 are as follows:

	Three Months Ended December 31, 2008					Three Months Ended December 31, 2007
	Hardlines					Hardlines
	and	Wholesale	Auto-			and	Wholesale	Auto-
(in thousands)	Lumber	Distribution	motive	Other	Total	Lumber	Distribution	motive	Other	Total
Revenues	$34,224	$38,399	$19,688	$3,955	$96,266	$39,790	$42,440	$21,785	$4,895	$108,910
Contribution margin	$8,905	$14,408	$6,782	$1,921	$32,016	$8,963	$15,764	$7,242	$(211)	$31,758
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
The exclusion of costs not considered directly allocable to individual business segments results in contribution margin not taking into account substantial costs of doing business. We use contribution margin, in part, to evaluate the performance of, and allocate resources to, each of the segments. While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, net income (loss), cash flow and other measures of financial performance prepared in accordance with GAAP that are otherwise presented in our financial statements. In addition, our calculation of contribution margin may be different from the calculation used by other companies and, therefore, comparability may be affected.
The reconciliation of total segment contribution margin to our consolidated income (loss) before income taxes for the three months ended December 31, 2008 and 2007 is as follows:

	Three Months Ended December 31,
(in thousands)	2008	2007
Segment contribution margin	$32,016	$31,758
Corporate and unallocated costs	(5,562)	(7,631)
Stock-based compensation expense	(1,063)	(882)
Depreciation and amortization	(9,705)	(8,595)
Impairment of goodwill	(25,000)	—
Acquisition related costs	(176)	(251)
Restructuring costs	(1,758)	(168)
Interest expense	(12,988)	(13,690)
Other income (expense), net	(329)	564

Income (loss) before income taxes	$(24,565)	$1,105

NOTE 10 — GUARANTOR CONSOLIDATION
The senior secured credit agreement and the senior subordinated notes are guaranteed by our existing, wholly-owned domestic subsidiaries HM COOP LLC, Activant Wholesale Distribution Solutions Inc., and Speedware Group, Inc. Since September 30, 2006, (i) the following subsidiaries have been merged into Activant Solutions Inc.: Triad Systems Financial Corporation, Triad Data Corporation, CCI/TRIAD Gem, Inc., Enterprise Computing Inc., Speedware Holdings, Inc., CCI/ARD, Inc. and Speedware USA, Inc.; and (ii) the following subsidiaries have been merged into Activant Wholesale Distribution Solutions Inc. (formerly known as Prophet 21 New Jersey, Inc.): Prophet 21 Investment Corporation, Prophet 21 Canada, Inc., SDI Merger Corporation, Distributor Information Systems Corporation, Trade Services Systems, Inc., STANPak Systems, Inc., Prelude Systems Inc., and Greenland Holding Corp. Our other subsidiaries (the “Non-Guarantors”) are not guarantors of the senior secured credit agreement and the senior subordinated notes. The accompanying condensed consolidating balance sheets as of December 31, 2008 and September 30, 2008 and the accompanying condensed consolidating statements of operations and cash flows for the three months ended December 31, 2008 and 2007 represent the financial position, results of operations and cash flows of our Guarantors and Non-Guarantors.
Condensed Consolidating Balance Sheet as of December 31, 2008

	Guarantor
			Non-
		Guarantor	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$60,070	$782	$6,627	$—	$67,479
Trade accounts receivable, net of allowance for doubtful accounts	30,774	12,579	4,271	—	47,624
Inventories, net	3,155	1,745	198	—	5,098
Deferred income taxes	5,454	1,435	65	—	6,954
Income taxes receivable	(685)	320	365	—	—
Prepaid expenses and other current assets	3,700	578	376	—	4,654

Total current assets	102,468	17,439	11,902	—	131,809

Property and equipment, net	6,836	716	419	—	7,971
Intangible assets, net	180,575	28,218	1,910	—	210,703
Goodwill	541,370	91,284	(1,482)	6,037	637,209
Investments in subsidiaries	11,971	—	834	(12,805)	—
Intercompany receivables (payables)	(22,942)	38,933	(15,991)	—	—
Deferred financing costs	12,512	—	—	—	12,512
Other assets	1,634	357	(181)		1,810

Total assets	$834,424	$176,947	$(2,589)	$(6,768)	$1,002,014

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$15,076	$2,925	$587	$6	$18,594
Payroll related accruals	1,796	13,284	1,443	—	16,523
Deferred revenue	11,160	20,337	3,230	—	34,727
Accrued expenses and other current liabilities	15,305	703	(593)	—	15,415

Total current liabilities	43,337	37,249	4,667	6	85,259

Long-term debt	613,600	—	—	—	613,600
Deferred tax and other liabilities	78,106	(2,158)	(1,983)	—	73,965

Total liabilities	735,043	35,091	2,684	6	772,824

Total stockholder’s equity (deficit)	99,381	141,856	(5,273)	(6,774)	229,190

Total liabilities and stockholder’s equity (deficit)	$834,424	$176,947	$(2,589)	$(6,768)	$1,002,014

Condensed Consolidating Balance Sheet as of September 30, 2008

	Guarantor
			Non-
		Guarantor	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$55,926	$2,931	$5,932	$—	$64,789
Trade accounts receivable, net of allowance for doubtful accounts	27,223	14,808	4,541	—	46,572
Inventories, net	4,000	1,050	260	—	5,310
Income taxes receivable	671	282	233	—	1,186
Deferred income taxes	4,726	1,435	65	—	6,226
Prepaid expenses and other current assets	4,616	223	285	—	5,124

Total current assets	97,162	20,729	11,316	—	129,207

Property and equipment, net	7,586	852	504	—	8,942
Intangible assets, net	185,128	29,912	2,018	—	217,058
Goodwill	560,023	97,631	(1,482)	6,037	662,209
Investments in subsidiaries	12,018	—	787	(12,805)	—
Intercompany receivables (payables)	4,660	10,102	(14,762)	—	—
Deferred financing costs	13,130	—	—	—	13,130
Other assets	1,769	362	41	—	2,172

Total assets	$881,476	$159,588	$(1,578)	$(6,768)	$1,032,718

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$15,938	$2,347	$890	$6	$19,181
Payroll related accruals	9,204	4,132	1,684	—	15,020
Deferred revenue	12,861	18,306	2,785	—	33,952
Current portion of long-term debt	3,325	—	—	—	3,325
Accrued expenses and other current liabilities	16,622	196	(1,334)	—	15,484

Total current liabilities	57,950	24,981	4,025	6	86,962

Long-term debt, net of discount	613,787	—	—	—	613,787
Deferred tax and other liabilities	76,759	(2,159)	(1,947)	—	72,653

Total liabilities	748,496	22,822	2,078	6	773,402

Total stockholder’s equity (deficit)	132,980	136,766	(3,656)	(6,774)	259,316

Total liabilities and stockholder’s equity (deficit)	$881,476	$159,588	$(1,578)	$(6,768)	$1,032,718

Condensed Consolidating Statement of Operations for the Three Months Ended December 31, 2008

	Guarantor
		Guarantor	Non-Guarantor
(in thousands)	Principal Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$18,012	$13,740	$1,780	$—	$33,532
Services	34,766	23,999	3,969	—	62,734

Total revenues	52,778	37,739	5,749	—	96,266

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	10,094	6,562	1,309	—	17,965
Services	13,828	6,642	1,535	—	22,005

Total cost of revenues	23,922	13,204	2,844	—	39,970

Gross profit	28,856	24,535	2,905	—	56,296

Operating expenses:
Sales and marketing	8,737	5,276	1,004	—	15,017
Product development	4,121	5,363	674	—	10,158
General and administrative	5,058	390	282	—	5,730
Depreciation and amortization	7,708	1,821	176	—	9,705
Impairment of goodwill	25,000	—	—	—	25,000
Acquisition related costs	41	33	102	—	176
Restructuring costs	923	53	782	—	1,758

Total operating expenses	51,588	12,936	3,020	—	67,544

Operating income (loss)	(22,732)	11,599	(115)	—	(11,248)

Interest expense	(12,984)	(4)	—	—	(12,988)
Other income (expense), net	(218)	(46)	(65)	—	(329)

Income (loss) before income taxes	(35,934)	11,549	(180)	—	(24,565)
Income tax expense	231	—	5	—	236

Net income (loss)	$(36,165)	$11,549	$(185)	$—	$(24,801)

Condensed Consolidating Statement of Operations for the Three Months Ended December 31, 2007

	Guarantor
		Guarantor	Non-Guarantor
(in thousands)	Principal Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$23,352	$19,386	$3,179	$—	$45,917
Services	35,555	23,037	4,401	—	62,993

Total revenues	58,907	42,423	7,580	—	108,910

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	14,681	7,912	3,804	—	26,397
Services	14,722	6,421	2,080	—	23,223

Total cost of revenues	29,403	14,333	5,884	—	49,620

Gross profit	29,504	28,090	1,696	—	59,290

Operating expenses:
Sales and marketing	9,238	5,879	1,308	—	16,425
Product development	5,246	5,888	990	—	12,124
General and administrative	6,020	737	739	—	7,496
Depreciation and amortization	7,269	1,131	195	—	8,595
Acquisition related costs	251	—	—	—	251
Restructuring costs	168	—	—	—	168

Total operating expenses	28,192	13,635	3,232	—	45,059

Operating income (loss)	1,312	14,455	(1,536)	—	14,231

Interest expense	(13,686)	(1)	(3)	—	(13,690)
Other income (expense), net	160	120	284	—	564

Income (loss) before income taxes	(12,214)	14,574	(1,255)	—	1,105
Income tax expense	511	—	1	—	512

Net income (loss)	$(12,725)	$14,574	$(1,256)	$—	$593

Condensed Consolidating Statement of Cash Flows for the Three Months Ended December 31, 2008

	Guarantor
		Guarantor	Non-Guarantor
(in thousands)	Principal Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$10,063	$(2,149)	$695	$—	$8,609

Investing activities:
Purchase of property and equipment	(488)			—	(488)
Capitalized computer software costs and databases	(1,905)	—	—	—	(1,905)

Net cash provided by (used in) investing activities	(2,393)			—	(2,393)

Financing activities:
Payment on long-term debt	(3,512)	—	—	—	(3,512)
Repurchase of common stock	(14)	—	—	—	(14)

Net cash used in financing activities	(3,526)	—	—	—	(3,526)

Net change in cash and cash equivalents	4,144	(2,149)	695	—	2,690
Cash and cash equivalents, beginning of period	55,926	2,931	5,932	—	64,789

Cash and cash equivalents, end of period	$60,070	$782	$6,627	$—	$67,479

Condensed Consolidating Statement of Cash Flows for the Three Months Ended December 31, 2007

	Guarantor
		Guarantor	Non-Guarantor
(in thousands)	Principal Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$93	$906	$2,229	$—	$3,228

Investing activities:
Purchase of property and equipment	(1,015)	(75)	(30)	—	(1,120)
Capitalized computer software costs and databases	(1,667)	—	—	—	(1,667)

Net cash used in investing activities	(2,682)	(75)	(30)	—	(2,787)

Financing activities:
Payment on long-term debt	(187)	—	—	—	(187)
Deferred financing costs	(107)	—	—	—	(107)

Net cash used in financing activities	(294)	—	—	—	(294)

Net change in cash and cash equivalents	(2,883)	831	2,199	—	147
Cash and cash equivalents, beginning of period	24,862	4,154	4,363	—	33,379

Cash and cash equivalents, end of period	$21,979	$4,985	$6,562	$—	$33,526

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our financial statements and related notes included above. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended September 30, 2008 and under Part II, Item 1A of this report.
Overview
We are a leading provider of business management solutions to distribution and specialty retail businesses. With over 35 years of operating history, we have developed substantial expertise in serving businesses with complex distribution and retail requirements in three primary vertical markets: hardlines and lumber, wholesale distribution and the automotive parts aftermarket. For reporting purposes, we consider each of these vertical markets separate segments. The segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in the Financial Accounting Standards Board (“FASB”) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. See Note 9 to our unaudited condensed consolidated financial statements for additional information.
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
▪	The hardlines and lumber vertical market consists of independent hardware retailers; home improvement centers; paint, glass and wallpaper stores; farm supply stores; retail nurseries and garden centers; independent lumber and building material dealers; and pharmacies, primarily in the United States. For the three months ended December 31, 2008, we generated approximately 35.6% of our total revenues from the hardlines and lumber vertical market.

▪	The wholesale distribution vertical market consists of distributors of a range of products including electrical supply; plumbing; medical supply; heating and air conditioning; tile; industrial machinery and equipment; industrial supplies; fluid power; janitorial and sanitation products; paper and packaging; and service establishment equipment vendors, primarily in the United States. For the three months ended December 31, 2008, we generated approximately 39.9% of our total revenues from the wholesale distribution vertical market.

▪	The automotive vertical market consists of customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks, and includes manufacturers, warehouse distributors, parts stores, professional installers and several chains in North America and Europe. For the three months ended December 31, 2008, we generated approximately 20.4% of our total revenues from the automotive vertical market.

▪	Other primarily consists of our Productivity Tools business, which is involved with software migration services and application development tools. For the three months ended December 31, 2008, we generated approximately 4.1% of our total revenues from other.
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
Key Trends
Over the course of the past year, and becoming even more pronounced in the three months ended December 31, 2008, the global economic environment has deteriorated significantly and has evolved into what is commonly called a “global credit crisis.” Negative developments include declining values in real estate, restricted criteria for obtaining credit and capital, liquidity concerns over major financial institutions, and recent significant declines and volatility in global financial markets. In response to these unprecedented market conditions, on October 3, 2008, the U.S. enacted the Emergency Economic Stabilization Act of 2008, with an objective to promote the stability of the U.S. financial system. Notwithstanding these measures, consumer confidence in the U.S. as measured by the Conference Board reached an all-time low in January 2009 and unemployment rates in the U.S. are approaching levels last seen in the early 1980s. We believe that the global economic uncertainty and credit crisis have negatively impacted the level of overall spending, including spending in the vertical markets that we serve. While all of our operating segments have been impacted, the most pronounced affect has been to our hardlines and lumber and wholesale distribution vertical markets. In addition to these broader economic impacts, we believe our results have been, and are being impacted by the following:
▪	Extended sales cycles. As a result of the economic downturn and tightening credit markets, customers and prospective customers remain cautious with new capital investments leading to extended sales cycles. As result of the slowing economy, in fiscal year 2008 as well as in the first quarter of fiscal year 2009, our management approved restructuring actions primarily related to eliminating certain employee positions and consolidating certain excess facilities. We recorded approximately $1.8 million related to these actions during the three months ended December 31, 2008, and expect to record additional charges related thereto in each of the next two fiscal quarters.

▪	Consolidation of our customers’ vertical markets. Over time, our customer base has been undergoing consolidation. When one of our customers acquires a company that does not currently use our systems, we typically benefit from new systems sales and increased services revenues associated with that customer. When a company not currently using our systems acquires one of our customers, we typically lose services revenues. Consolidations historically have had the most significant impact on the automotive and hardlines and lumber vertical markets.

▪	Revenue growth in our wholesale distribution vertical market. Our systems revenues from the wholesale distribution vertical market grew at a compounded annual growth rate of approximately 128% from fiscal year 2003 through fiscal year 2008, primarily as a result of our acquisitions of Prophet 21 and Eclipse. Increased systems revenues generally result in increased product support revenues in future years as we add new customers and new products. In each of the last four fiscal years, product support revenues have increased as we added several new customers to our product support business and sold additional add-on modules. However, over the past year we experienced a flattening of revenues in this vertical market and for the three months ended December 31, 2008, we experienced a 9.5% decline in revenues compared to the comparable prior year period. We did not have any acquisitions in fiscal year 2008, or in the three months ended December 31, 2008. This coupled with the weaker economic conditions will prevent us from sustaining this level of compounded annual growth rate and could prevent us from achieving any growth in our wholesale distribution vertical market in future periods.

▪	Lower systems sales in the hardlines and lumber vertical market. From fiscal year 2003 to fiscal year 2007 our revenues from the hardlines and lumber vertical market grew at a compound annual growth rate of 16%. Much of this growth was fueled by growth in the residential housing market and new store openings with our co-op partners. In the three months ended December 31, 2008 hardlines and lumber systems revenue decreased 28% due to fewer store openings attributed to the ongoing economic slowdown in retail and residential construction. In the near to intermediate term, we expect that this trend will continue to adversely affect our results of operations in this vertical market.

▪	Lower customer retention in our automotive vertical market. Our customer base in the automotive vertical market continues to decline due to the loss of a major customer (General Parts, Inc.) and consolidation of independent automotive store locations. Additionally, as we stop actively developing and selling several of our older systems, especially in our automotive vertical market, we have experienced reduced rates of customer retention. We have developed various upgrade paths for these customers and have undertaken a specific customer services campaign to increase retention rates for customers who elect to continue to operate with our older systems. Despite our efforts, we have experienced year-over-year decreases in our automotive product support revenues and we expect lower levels of customer retention to continue.

▪	Goodwill impairment. We account for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is tested for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Our annual testing through fiscal year 2008 indicated no impairment(s) of goodwill had occurred. As mentioned above, the continuing global economic uncertainty and credit crisis have negatively impacted the level of overall spending, including spending in the vertical markets that we serve. As a result, we have determined it necessary to evaluate goodwill for impairment as of December 31, 2008. In accordance with SFAS No. 142, we have completed step one of the impairment analysis and concluded that as of December 31, 2008, the fair value of our Hardlines and Lumber and our Automotive reporting units was below their respective carrying values, including goodwill. As such, step two of the impairment test was initiated in accordance with SFAS No. 142. Due to its time consuming nature and the complexities of determining the implied fair value of goodwill for each of these reporting units, the step two analysis has not been completed as of the date of this filing. Although this analysis has not been completed, based on the work performed to date we have recorded an estimated goodwill impairment charge of $25.0 million, comprised of $18.5 million related to Hardlines and Lumber and $6.5 million related to Automotive. The impairment charges are subject to finalization of the step two analysis which we expect to complete during the three months ending March 31, 2009. We believe that the preliminary estimate of impairment charges is reasonable and represents our good faith estimate of the impairment charges to be incurred; however, it is possible that material adjustments to the preliminary estimate for Hardlines and Lumber and for Automotive may be required as the step two analysis is finalized.
Despite the challenging economic environment and corresponding reduction in revenue, cash provided by operating activities increased for the three months ended December 31, 2008 in comparison to the same period in the prior fiscal year. If the macroeconomic environment continues to be weak, however, it will likely have a negative effect on our revenue and operating margin growth rates across all segments, which in turn, may impact our ability to meet certain financial tests under our senior secured credit agreement and the indenture governing our senior subordinated notes.
Historical Results of Operations
Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007
Total revenues
Our Hardlines and Lumber, Wholesale Distribution and Automotive segments accounted for approximately 35.6%, 39.9% and 20.4%, respectively, of our revenues during the three months ended December 31, 2008. This compares to the three months ended December 31, 2007, where our Hardlines and Lumber, Wholesale Distribution, and Automotive segments accounted for approximately 36.5%, 39.0% and 20.0%, respectively, of our revenues. See Note 9 to our unaudited condensed consolidated financial statements for further information on our segments, including a summary of our segment revenues and contribution margin.
The following table sets forth, for the periods indicated, our segment revenues by business management solution and the variance thereof:

	Three Months Ended December 31,
(in thousands)	2008	2007	Variance $	Variance %
Hardlines and Lumber revenues:
Systems	$14,136	$19,677	$(5,541)	(28.2)%
Services	20,088	20,113	(25)	(0.1)%

Total Hardlines and Lumber revenues	$34,224	$39,790	$(5,566)	(14.0)%

Wholesale Distribution revenues:
Systems	$13,740	$19,385	$(5,645)	(29.1)%
Services	24,659	23,055	1,604	7.0%

Total Wholesale Distribution revenues	$38,399	$42,440	$(4,041)	(9.5)%

Automotive revenues:
Systems	$3,236	$3,511	$(275)	(7.8)%
Services	16,452	18,274	(1,822)	(10.0)%

Total Automotive revenues	$19,688	$21,785	$(2,097)	(9.6)%

Other revenues:
Systems	$2,420	$3,344	$(924)	(27.6)%
Services	1,535	1,551	(16)	(1.0)%

Total Other revenues	$3,955	$4,895	$(940)	(19.2)%

Total revenues:
Systems	$33,532	$45,917	$(12,385)	(27.0)%
Services	62,734	62,993	(259)	(0.4)%

Total revenues	$96,266	$108,910	$(12,644)	(11.6)%

Total revenues for the three months ended December 31, 2008 decreased by $12.6 million, or 11.6%, compared to the three months ended December 31, 2007. The decrease in revenues over the comparable period a year ago is primarily a result of an overall decrease in systems sales as well as a decrease in services revenues in Automotive, partially offset by an increase in services revenues in Wholesale Distribution.

▪	Hardlines and Lumber revenues — Hardlines and Lumber revenues decreased by $5.6 million, or 14.0%. The systems revenue decrease was attributed to a reduction in the volume of new system sales and the sale of additional products and modules, primarily as a result of our customers exhibiting caution on making capital expenditures both due to the weak economy and a slowing retail and residential housing environment. Services revenues remained relatively flat.

▪	Wholesale Distribution revenues — Wholesale Distribution revenues decreased by $4.0 million, or 9.5%. The systems revenue decrease was substantially attributable to a reduction in the volume of new systems and the sale of additional products and modules, primarily due to the weak economy and extended customer sales cycles. Services revenue increased primarily as a result of price increases for support services.

▪	Automotive revenues — Automotive revenues decreased by $2.1 million, or 9.6%. The systems revenue decrease was attributed to a reduction in the volume of new system sales. Services revenue decreased primarily as a result of the known attrition of a major customer, General Parts Inc., and reductions in the customer base.

▪	Other revenues — Other revenues decreased $1.0 million, or 19.2%, driven primarily by lower systems sales as a result of a slow down in planned migrations due to Hewlett-Packard’s announcement to continue to support one of its legacy systems through 2010.
Total cost of revenues and gross margins as a percentage of revenues
The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues:

	Three Months Ended December 31,
(in thousands)	2008	2007	Variance
Cost of systems revenues	$17,965	$26,397	$(8,432)
Systems gross margins	46.4%	42.5%

Cost of services revenues	$22,005	$23,223	$(1,218)
Services gross margins	64.9%	63.1%

Total cost of revenues	$39,970	$49,620	$(9,650)
Total gross margins	58.5%	54.4%
▪	Cost of systems revenues and systems gross margins — Cost of systems revenues consists primarily of direct costs of software duplication, our logistics organization, cost of hardware, salary costs of professional services and installation headcount, royalty payments, and allocations of overhead expenses, including facility and IT costs.

Cost of systems revenues decreased by $8.4 million primarily as a result of lower direct costs associated with lower overall systems revenues. System gross margins increased by 3.9 percentage points in the three months ended December 31, 2008 from the comparable period a year ago. The increase is primarily attributable to lower outside service costs in Other (primarily Productivity Tools business) as well as improved margins on hardware equipment and hardware installation.

▪	Cost of services revenues and services gross margins — Cost of services revenues primarily consist of material and direct labor associated with our advice line, material, labor and production costs associated with our automotive catalog and allocations of overhead expenses, including facility and IT costs. Generally, our services revenues have a higher gross margin than our systems revenues.

Cost of services revenues decreased by $1.2 million primarily as a result of labor related cost reductions. Services gross margins increased by 1.8 percentage points in the three months ended December 31, 2008 from the comparable period a year ago as a result of the reduction in labor related costs.

Total operating expenses
The following table sets forth, for the periods indicated, operating expenses and the variance thereof:

	Three Months Ended December 31,
(in thousands)	2008	2007	Variance $	Variance %
Sales and marketing	$15,017	$16,425	$(1,408)	(8.6)%
Product development	10,158	12,124	(1,966)	(16.2)%
General and administrative	5,730	7,496	(1,766)	(23.6)%
Depreciation and amortization	9,705	8,595	1,110	12.9%
Impairment of goodwill	25,000	—	25,000	—
Acquisition related costs	176	251	(75)	(29.9)%
Restructuring costs	1,758	168	1,590	946.4%

Total operating expenses	$67,544	$45,059	$22,485	49.9%

Total operating expenses increased by $22.4 million, or 49.9%, for the three months ended December 31, 2008, compared to the three months ended December 31, 2007. The increase was driven primarily by the impairment of goodwill as well as increases in amortization and restructuring costs offset by reductions in labor related expenses, bad debt and outside services.
▪	Sales and marketing — Sales and marketing expense consists primarily of salaries and commissions for our sales force, stock-based compensation expense, marketing expenses and an allocation of overhead expenses including facilities and IT costs. Sales and marketing expenses decreased by $1.4 million, or 8.6%, for the three months ended December 31, 2008 compared to the three months ended December 31, 2007. The decrease was primarily the result of a $0.8 million reduction in salary and commission related expenses and $0.7 million of lower bad debt expense.

▪	Product development — Product development expense consists primarily of salaries, stock-based compensation expense, outside services and an allocation of overhead expenses, including facilities and IT costs. Product development expense decreased $2.0 million, or 16.2%, for the three months ended December 31, 2008 compared to the three months ended December 31, 2007. The decrease was primarily the result of a $1.4 million reduction in salary related costs and $0.2 million in outside services as well as a $0.2 million increase in software and database capitalization.

▪	General and administrative — General and administrative expense primarily consists of salaries and bonuses; stock-based compensation expense; facility costs; finance, human resource and legal services; IT support and telecommunication costs. General and administrative expenses decreased by $1.8 million, or 23.6%, for the three months ended December 31, 2008 compared to the three months ended December 31, 2007. The decrease is primarily the result of a $0.8 million reduction in salary related costs, $0.3 million in a one-time insurance cost reduction, $0.3 million in reduced legal fees and outsourced services, and the non-recurrence of $0.3 million of costs related to strategic initiatives in the prior year.

▪	Depreciation and amortization — Depreciation and amortization expense consists of depreciation of our fixed assets and amortization of our intangible assets. Depreciation and amortization is not allocated to our segments. Depreciation and amortization expense was $9.7 million for the three months ended December 31, 2008 compared to $8.6 million for the three months ended December 31, 2007. The increase resulted primarily from the amortization of the additional $36.0 million of intangible assets associated with the acquisition of Eclipse.

▪	Acquisition related costs — Acquisition related costs for the three months ended December 31, 2008 and 2007 were $0.2 million and $0.3 million, respectively, which primarily included consulting fees and other professional services incurred in connection with systems integration activities related to Eclipse.

▪	Impairment of goodwill — Due to the continuing global economic uncertainty and credit crisis and the significant decrease in the level of overall spending, including spending in the vertical markets that we serve, we determined it necessary to evaluate goodwill for impairment as of December 31, 2008. Based on the work performed to date, we recorded an estimated goodwill impairment charge of $25.0 million, (comprised of $18.5 million related to Hardlines and Lumber and $6.5 million related to Automotive) during the three months ended December 31, 2008 in accordance with SFAS No. 142. See Note 3 to our unaudited condensed consolidated financial statements and “Key Trends” above.

▪	Restructuring costs — During the three months ended December 31, 2008, our management approved additional restructuring actions primarily related to eliminating certain additional employee positions with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded a charge of approximately $1.8 million related to these actions.
Interest expense
Interest expense for the three months ended December 31, 2008 was $13.0 million compared to $13.7 million for the three months ended December 31, 2007. The decrease in interest expense was primarily a result of the reduction in our outstanding debt as a result of principal payments made in the past six months totaling approximately $18.5 million as well as a lower interest rates in the three months ended December 31, 2008 compared to the same period in 2007.

Other income (expense), net
Other income (expense), net primarily consists of interest income, foreign currency gains or losses and gains or losses on marketable securities. Other income (expense), net for the three months ended December 31, 2008 was a loss of $0.3 million compared to income of $0.6 million for the three months ended December 31, 2007.
Income tax expense
We recognized income tax expense of $0.2 million, or 1.0% of pre-tax loss, for the three months ended December 31, 2008 compared to an income tax expense of $0.5 million, or 46.3% of pre-tax income, in the comparable period in 2007. The decrease in income tax expense is due to lower pre-tax income (after giving effect to the non-deductible goodwill impairment charge) during the three months ended December 31, 2008. Our effective tax rate for the three months ended December 31, 2008 differed from the statutory rate primarily due to the non-deductible goodwill impairment charge and to state taxes, net of U.S. income tax benefit. See Note 6 to our unaudited condensed consolidated financial statements for additional information about income taxes.
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

	Three Months Ended December 31,
(in thousands)	2008	2007	Variance $	Variance %
Hardlines and Lumber	$8,905	$8,963	$(58)	(0.6)%
Wholesale Distribution	14,408	15,764	(1,356)	(8.6)%
Automotive	6,782	7,242	(460)	(6.3)%
Other	1,921	(211)	2,132	(1,010.3)%

Total contribution margin	$32,016	$31,758	$258	0.8%

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
▪	Hardlines and Lumber contribution margin — The contribution margin for Hardlines and Lumber remained relatively flat despite $5.6 million in lower revenues, which drove lower gross margins. The decline in gross margins, as a result of the lower revenues was partially offset by reduced headcount related expenses, improved hardware equipment and installation margins and support price increases. Sales and marketing expenses decreased primarily as a result of lower salary and bad debt expenses. Product development expenses decreased primarily as a result of lower salary related expense.

▪	Wholesale Distribution contribution margin — The contribution margin for Wholesale Distribution decreased by $1.4 million primarily as the result of $4.0 million in lower revenues, which drove lower gross margins. The decline in gross margins as a result of the lower revenues was partially offset by support price increases and reductions in headcount related expenses. Sales and marketing expenses decreased primarily as a result of lower salary, commission and bad debt expenses. Product development expenses decreased primarily as a result of lower salary related expense.

▪	Automotive contribution margin — The $0.5 million decrease in contribution margin for Automotive was primarily due to lower revenues and gross margin associated with the known attrition of a major customer, General Parts, Inc. and other customer attrition, partially offset by lower salary related costs, additional database capitalization and lower bad debt expense.

▪	Other contribution margin — The contribution margin for Other increased by $2.1 million, primarily due to $1.8 million in reduced outside service costs as a result of a slow down in migrations due to Hewlett-Packard’s announcement to continue to support one of its legacy systems through 2010.
The reconciliation of total segment contribution margin to our consolidated income before income taxes for the three months ended December 31, 2008 and 2007 is as follows:

	Three Months Ended December 31,
(in thousands)	2008	2007
Segment contribution margin	$32,016	$31,758
Corporate and unallocated costs	(5,562)	(7,631)
Stock-based compensation expense	(1,063)	(882)
Depreciation and amortization	(9,705)	(8,595)
Impairment of goodwill	(25,000)	—
Acquisition related costs	(176)	(251)
Restructuring costs	(1,758)	(168)
Interest expense	(12,988)	(13,690)
Other income (expense), net	(329)	564

Income (loss) before income taxes	$(24,565)	$1,105

Liquidity and Capital Resources
Overview
Our principal liquidity requirements are for debt service, capital expenditures and working capital. Our ability to service our indebtedness will depend on our ability to generate cash in the future.
Our cash and cash equivalents balance at December 31, 2008 was $67.5 million. As of December 31, 2008, we had $613.6 million in outstanding indebtedness comprised primarily of $418.6 million aggregate principal amount of a senior secured term loans (including an incremental term loan) due 2013 pursuant to our senior secured credit agreement, $20.0 million aggregate principal amount of loans due 2011 pursuant to our revolving credit facility and $175.0 million aggregate principal amount of senior subordinated notes due 2016.
Senior Secured Credit Agreement
We have a senior secured credit agreement that provides for (i) a seven-year term loan in the amount of $390.0 million, amortized at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after May 2, 2006, except such amortized loan payments that may otherwise be due are reduced dollar-for-dollar by any voluntary prepayments or mandatory repayments we make, with the balance payable on May 2, 2013, and (ii) a five-year revolving credit facility that permits loans in an aggregate amount of up to $40.0 million, which includes a $5.0 million letter of credit facility and a swing line facility.
On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. A Lehman Brothers subsidiary, Lehman Commercial Paper Inc. (“Lehman CPI”), is one of the lenders under our senior secured credit agreement, having provided a commitment of $7.0 million under the revolving credit facility, of which $3.5 million was outstanding at December 31, 2008. We have not requested any additional borrowing under the senior secured credit agreement subsequent to Lehman Brothers’ bankruptcy filing, and it is not certain whether Lehman CPI will participate in any future requests for funding or whether another lender might assume its commitment. We currently believe that the other lenders under our senior secured credit agreement, as well as our other financial counterparties, will be able to fulfill their respective obligations. There can be no assurance, however, that those other lenders or counterparties will not also experience a significant adverse event that could impact their abilities to fulfill their obligations to us.
Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, on May 2, 2011. For the period ended September 30, 2006 and for the years ended September 30, 2007 and 2008, we repaid $1.9 million, $25.2 million and $15.8 million, respectively, in principal payments towards the term loans, which substantially reduced the future unamortized principal payments due per the amortization schedule. For the three months ended December 31, 2008, we repaid approximately $3.5 million in principal payments of which approximately $3.3 million represented the fiscal year 2008 mandatory repayment and approximately $0.2 million was a voluntary prepayment. In addition, subject to certain terms and conditions, the senior secured credit agreement provided for one or more uncommitted incremental term loan and/or revolving credit facilities in an aggregate amount not to exceed $75.0 million. In August 2007, we borrowed the $75.0 million incremental term loan, which matures on May 2, 2013, as well as $20.0 million of the revolving credit facility. We are required each year generally concurrent with the filing of our Annual Report on Form 10-K to make a mandatory principal repayment equal to one-half of excess cash flow, as defined, for the preceding fiscal year. Any mandatory repayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year.
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
In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios, none of which had been attained as of December 31, 2008. We must also pay customary letter of credit fees for issued and outstanding letters of credit. As of December 31, 2008, we had $0.3 million of letters of credit issued and outstanding. We are required to repay installments on the loans under the term loan facility in quarterly principal amounts of 1.0%of their funded total principal amount for the first six years and nine months, with the remaining amount payable on the date that is seven years from the date of the closing of the senior secured credit facilities. As of September 30, 2008, we had prepaid substantially all of the required amortized principal payments required under the senior secured credit facilities. We are required each year generally concurrent with the filing of our Annual Report on Form 10-K to make a mandatory principal repayment equal to one-half of excess cash flow, as defined, for the preceding fiscal year. Any mandatory repayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year. Prior to fiscal year 2008, we did not make any mandatory repayments. For fiscal year 2008, we made voluntary principal prepayments of $15.0 million, which resulted in a remaining fiscal year 2008 mandatory principal payment of $3.3 million, which was paid as of December 31, 2008. Any future mandatory principal repayments will be dependent upon us generating excess cash flow, as defined in the senior secured credit agreement. As of December 31, 2008, we had $418.6 million in principal amount outstanding under the term loan (including our incremental term loan).
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
The senior secured credit agreement also contains certain customary affirmative covenants and events of default. Substantially all of our assets and those of our subsidiaries are pledged as collateral under the senior secured credit agreement.
Hedging and Derivative Instruments
At the time we entered into the senior secured credit agreement, we entered into four interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations and to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2007 and 2008, interest rate swaps with a notional amount of $25.0 million and $30.0 million, respectively, matured. As of December 31, 2008, we had outstanding interest rate swaps with a notional amount of $190.0 million. For the three months ended December 31, 2008, we recorded a credit to interest expense of $0.1 million representing cumulative ineffectiveness related to these interest rate swaps.
Senior Subordinated Notes Due 2016
We have also issued $175.0 million aggregate principal amount of 9.5% senior subordinated notes due May 2, 2016. The notes were issued in a private transaction that was not subject to the registration requirements of the Securities Act of 1933. The notes subsequently were exchanged for substantially identical notes registered with the U.S. Securities and Exchange Commission (“SEC”), pursuant to a registration rights agreement entered into in connection with the indenture.
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
Subsequent to December 31, 2008, we repurchased approximately $15.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $8.1 million (including accrued interest). The repurchased notes have been retired. As a result of these repurchases, senior subordinated notes representing $159.3 million in principal amount are outstanding. We and our subsidiaries, affiliates or significant stockholders may from time to time, in our sole discretion, purchase, repay, redeem or retire additional amounts of our outstanding debt or equity securities (including any publicly issued debt), in privately negotiated or open market transactions, by tender offer or otherwise.
Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007
Our net cash provided by operating activities for the three months ended December 31, 2008 and December 31, 2007 was $8.6 million and $3.2 million, respectively. The increase in cash flow provided by operating activities for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 was primarily due to a $2.1 million increase in deferred revenue, a $1.7 million increase in inventories, and a $1.4 million increase in prepaid expenses and other assets, partially offset by $0.8 million in lower accounts payable and $0.2 million in higher accounts receivable.
Our investing activities used net cash of $2.4 million and $2.8 million during the three months ended December 31, 2008 and 2007, respectively. The decrease in cash used in investing activities from the prior year was primarily due to a slight decrease in overall capital expenditures. We purchased property and equipment of $0.5 million and $1.1 million and capitalized computer software and database development costs of $1.9 million and $1.7 million for the three months ended December 31, 2008 and 2007, respectively.
Our financing activities used cash of $3.5 million and $0.3 million for the three months ended December 31, 2008 and 2007, respectively. The increase in cash used in financing activities for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 was primarily due to a payment on our senior secured term loan of $3.5 million in the current period.
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
Covenant Compliance
Under the senior secured credit agreement, we are required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financing conditions tests, which become increasingly stringent over the term of the senior secured credit facility. As of December 31, 2008, we are in compliance with the financial and non-financial covenants. Compliance with these covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. Based on our forecasts for the remainder of fiscal year 2009, which incorporate continued economic weakness in our business and our vertical markets, we currently anticipate that we will be able to meet or exceed these financial tests and covenants during this period. This expectation is based on continued cost cutting initiatives which we are implementing as well as our other cost and revenue expectations for the remainder of fiscal year 2009. Should the current economic recession cause our business or our vertical markets to deteriorate beyond our expectations or should our cost cutting initiatives prove insufficient we may not be able to satisfy these financial tests and covenants. In addition to these factors, our continued ability to meet those financial ratios and tests can be affected by other events beyond our control or risks in our business (see “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, filed with the SEC on December 19, 2008). A breach of any of these covenants could result in a default, unless waived or cured, under the senior secured credit facilities and our senior subordinated notes. In order to help ensure compliance with our covenants under our senior secured credit facilities we may take additional actions in the future, including implementing additional cost cutting initiatives, making additional repurchases of some of our debt or making further changes to our operations. In the event of a default of the financial covenants referred to above, we may (but no more than two times in four fiscal quarters) cure the default by raising equity capital from our existing investors in an amount sufficient to pass, but not to exceed, the financial covenant. While we believe that these additional remedies provide us with some additional flexibility in maintaining compliance with our tests and covenants, they do not assure us that we will not find ourselves in violation of these tests and covenants. Upon the occurrence of an event of default under the senior secured credit facilities and our senior subordinated notes, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If this occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be available on terms that are acceptable to us, particularly given the current crisis in the debt market in which the general availability of credit is substantially reduced and the cost of borrowing is generally higher with more restrictive terms. Furthermore, if we are required to amend our senior secured credit agreement, we may be required to pay significant amounts to obtain a waiver or the lenders thereunder may require that interest rates applicable to our loans increase as a condition to agreeing to any such amendment.
Consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), as further adjusted, is a non-GAAP financial measure used to determine our compliance with certain covenants contained in our senior secured credit agreement and in the indenture governing our senior subordinated notes. For covenant calculation purposes, “adjusted EBITDA” is defined as consolidated net income (loss) adjusted to exclude interest, taxes, depreciation and amortization, and further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under our senior secured credit facilities and the indenture governing our senior subordinated notes. The breach of covenants in our senior secured credit agreement that are tied to ratios based on adjusted EBITDA could result in a default under that agreement, in which case the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indenture governing the senior subordinated notes. Additionally, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on adjusted EBITDA.
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
The following is a reconciliation of net income (loss), which is a GAAP measure of our operating results, to adjusted EBITDA (as described in our senior secured credit agreement and the indenture governing our senior subordinated notes, including related calculations) for the twelve months ended December 31, 2008 and 2007.

	Twelve Months Ended
	December 31,
(in thousands)	2008	2007
Net income (loss)	$(21,773)	$3,498
Acquisition costs	854	267
Deferred revenue purchase accounting adjustment	1,437	1,223

Adjusted net income (loss)	(19,482)	4,988
Interest expense	50,494	49,964
Income tax expense	4,665	9,229
Depreciation and amortization	38,365	31,272
Non-cash charges (impairment charges and stock-based compensation expense)	28,449	4,303
Non-recurring cash charges and restructuring charges	6,985	1,298
Deferred compensation payments	258	731
Sponsor payments	109	101
Foreign exchange gain	(257)	(267)
Acquired company EBITDA	—	12,115
Pro- forma adjustments	886	947

Adjusted EBITDA	$110,472	$114,681

Our financial covenant requirements and ratios for the period ended December 31, 2008 were as follows:

	Covenant
	Requirements	Our Ratio
Senior Secured Credit Agreement (1)
Maximum consolidated total debt to adjusted EBITDA ratio	5.25x	5.01
Minimum adjusted EBITDA to consolidated interest expense	2.00x	2.35

Senior Subordinated Notes (2)
Minimum adjusted EBITDA to fixed charges ratio required to incur additional indebtedness pursuant to ratio provisions	2.00x	2.35

(1)	Our senior secured credit agreement requires us to maintain a consolidated total debt to adjusted EBITDA ratio of a maximum of 4.75x at the end of the fiscal year ending September 30, 2009, 4.50x by the end of the fiscal year ending September 30, 2010 and 3.75x by the end of the fiscal year ending September 30, 2011. Consolidated total debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $7.5 million. As of December 31, 2008, our consolidated total debt was $553.6 million, consisting of total debt other than certain indebtedness totaling $613.6 million, net of cash and cash equivalents in excess of $7.5 million totaling $60.0 million. We are also required to maintain a adjusted EBITDA to consolidated interest expense ratio of a minimum of 2.25x at the end of the fiscal year ending September 30, 2009, 2.50x by the end of the fiscal year ending September 30, 2010 and 2.75x by the end of the fiscal year ending September 30, 2011. Consolidated interest expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated which would also constitute a default under the indenture governing the senior subordinated notes.

(2)	Our ability to incur additional indebtedness and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to adjusted EBITDA to fixed charges ratio of at least 2.00x, except that we may incur certain indebtedness and make certain restricted payments and certain permitted investments without regard to the ratio. Fixed charges is defined in the indenture governing the senior subordinated notes as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.
Recently Issued Accounting Pronouncements
Effective October 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, and its related amendments. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies to existing accounting pronouncements that require or permit fair value measurements. The FASB amended SFAS No. 157 by issuing FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classifications or Measurements under Statement 13, FSP 157-2, Effective Date of FASB Statement No. 157, and FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP 157-1 amends SFAS 157 to exclude SFAS 13, Accounting for Leases, and certain other lease-related accounting pronouncements. FSP 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. FSP 157-3 clarifies the application of SFAS 157 in determining the fair value of financial assets and liabilities in a market that is not active and provides examples to illustrate key considerations in determining such fair value. We concluded that FSP-1 and FSP-2 would not have an impact on our financial statements. FSP-3 was included in the implementation of SFAS 157.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
At December 31, 2008, we had $418.6 million aggregate principal amount outstanding of term loans due 2013 pursuant to our senior secured credit agreement, $175.0 million of 9.5% senior subordinated notes due 2016 and $20.0 million borrowings under our revolving credit facility due 2011. The term loans and the revolving credit facility bear interest at floating rates. In May 2006, we entered into four interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations and to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2008 and 2007, interest rate swaps with a notional amount of $30.0 million and $25.0 million, respectively, matured. As of December 31, 2008, we had outstanding interest rate swaps with a notional amount of $190.0 million. Giving effect to the interest rate swaps, a 0.25% increase in floating rates would increase our interest expense by $0.5 million annually. See “Hedging and Derivative Instruments” under Note 4 to our unaudited condensed consolidated financial statements, which section is incorporated herein by reference.
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
We monitor our foreign currency exposure and, from time to time, will attempt to reduce our exposure through hedging. At December 31, 2008, we had no foreign currency contracts outstanding.
Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurances that the objectives of the control system are met. The design of a control system reflects resource constraints, and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, have been or will be detected.

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
We are a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to our operations. We do not believe that such proceedings and actions will, individually or in the aggregate, have a material adverse effect on our results of operations, financial condition or cash flows.
Item 1A — Risk Factors
Our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, filed with the SEC on December 19, 2008 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “Part I, Item 1A — Risk Factors.” Set forth below are certain changes from the risk factors previously disclosed in our Annual Report. You should carefully consider the risk factors discussed in this quarterly report and our Annual Report as well as the other information in this quarterly report. If any of the following risks or the risks discussed in the Annual Report occur, our business, financial condition, results of operations and future growth prospects could suffer.
We have recorded an estimated goodwill impairment charge and may record an additional charge in the three months ending March 31, 2009, which could adversely impact our results of operations.
Approximately $598.5 million of the purchase price paid in connection with our acquisition in May 2006 by affiliates of Hellman & Friedman LLC and certain other investors was allocated to acquired goodwill. Approximately $69.7 million of the purchase prices for Silk Systems and Eclipse was also allocated to acquired goodwill. In addition, in conjunction with the adoption of FIN No. 48 and the identification of additional pre-acquisition income tax liabilities, we recorded a decrease to goodwill of approximately $6.0 million. We also have intangible assets with a net carrying amount of $210.7 million as of December 31, 2008. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets must be assessed for impairment at least annually and potentially more frequently, when conditions exist or events occur that indicate the value of our goodwill and other intangible assets may be impaired. Due to the continuing global economic uncertainty and credit crisis and the significant decrease in the level of overall spending, including spending in the vertical markets that we serve, we have determined it necessary to evaluate goodwill for impairment as of December 31, 2008. In accordance with SFAS No. 142, we have completed step one of the impairment analysis and concluded that as of December 31, 2008, the fair value of our Hardlines and Lumber and our Automotive reporting units was below their respective carrying values, including goodwill. As such, step two of the impairment test was initiated in accordance with SFAS No. 142. Due to its time consuming nature and the complexities of determining the implied fair value of goodwill for each of these reporting units, the step two analysis has not been completed as of the date of this filing. Although this analysis has not been completed, based on the work performed to date we have recorded an estimated goodwill impairment charge of $25.0 million, comprised of $18.5 million related to Hardlines and Lumber and $6.5 million related to Automotive. The impairment charges are subject to finalization of the step two analysis which we expect to complete during the three months ending March 31, 2009. We believe that the preliminary estimate of impairment charges is reasonable and represents our good faith estimate of the impairment charges to be incurred; however, it is possible that material adjustments to the preliminary estimate for Hardlines and Lumber and for Automotive may be required as the step two analysis is finalized. See Note 3 to our unaudited condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Trends.” In addition, a further significant and sustained decline in our expected future cash flows, a significant adverse change in the economic environment or slower growth rates could result in the need to perform additional impairment analysis on all of our reporting units under SFAS No. 142 in future periods. If we were to conclude that a future write down of our goodwill is necessary, then we would record the additional charges, which could materially adversely affect our financial position and results of operations.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3 — Defaults Upon Senior Securities
None.
Item 4— Submission of Matters to a Vote of Security Holders
Pursuant to a written consent effective as of November 13, 2008, stockholders holding a majority of the outstanding shares of capital stock of Activant Group and the sole stockholder of the Company, consented in lieu of a special meeting, to elect the following individuals as members of their respective boards of directors, each for a term of one year expiring in 2009, to serve until their successors are duly elected and qualified, or until the earlier of their death, resignation or removal: Pervez A. Qureshi, C. Andrew Ballard, Paul V. Barber, Marcel Bernard, S. Scott Crabill, Robert B. Henske and David R. Tunnell.

Item 5 — Other Information
None.
Item 6 — Exhibits
The exhibits to this report are as follows:

Exhibit
No.	Description
10.1*	Amended and Restated Employment Agreement, dated December 30, 2008, by and between Activant Group Inc. (f/k/a Lone Star Holding Corp.) and Pervez A. Qureshi***

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Pervez A. Qureshi

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Pervez A. Qureshi

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco

*	Exhibit is filed herewith.

**	Exhibit is furnished herewith. This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

***	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of February 2009.

ACTIVANT SOLUTIONS INC.

By: /s/ KATHLEEN M. CRUSCO Kathleen M. Crusco
Senior Vice President and Chief Financial Officer
(Principal Financial and Duly Authorized Officer)