Form 10-Q
period 2009-03-31
ACTIVANT SOLUTIONS INC /DE/
filed 2009-05-14
CIK 1059103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ Activant Solutions Inc. is not currently required to submit and post Interactive Data Files pursuant to Rule 405 of Regulation S-T.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2009
Common Stock, par value $0.01 per share	10 shares

ACTIVANT SOLUTIONS INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

FORWARD-LOOKING STATEMENTS
This report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to safe harbors under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report under “Part I, Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A — Risk Factors” are forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, these forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in this report under “Part I, Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A — Risk Factors.”
Some of the key factors that could cause actual results to differ from our expectations are:
•	the negative affect of the current credit crisis and unfavorable market conditions on our customers and on our business;

•	the financial crisis in the U.S. and global capital and credit markets;

•	our substantial indebtedness and our ability to incur additional indebtedness;

•	certain covenants in our debt documents, including covenants that require us to satisfy a maximum total leverage ratio and a minimum interest coverage ratio;

•	failure to anticipate or respond to our customers’ needs and requirements;

•	failure of our proprietary technology to support our customers’ future needs or it becoming obsolete;

•	failure to develop new relationships and maintain existing relationships with key industry participants and/or key customers and/or loss of significant customer revenues;

•	loss of recurring subscription service revenues;

•	failure to integrate and retain our senior management personnel;

•	failure of our Activant Eagle and Vision products to gain acceptance within the automotive parts aftermarket;

•	costs and difficulties of integrating recent and future acquisitions, including our acquisitions of Silk Systems and Intuit’s distribution software management division (Eclipse);

•	the amount of our goodwill impairment charges during fiscal year 2009 and any additional impairment charges due to the continuing global economic uncertainty and credit crisis;

•	changes in the manner or basis on which we receive third-party information used to maintain our electronic automotive parts and applications catalog;

•	failure by certain of our existing customers to upgrade to our current generation of systems;

•	failure to effectively compete;

•	substantial fluctuations in, or failure to maintain current systems sales levels of one-time sales of software licenses and hardware;

•	consolidation trends among our customers and consolidation trends in the market segments in which we operate;

•	failure to adequately protect our proprietary rights and intellectual property or limitations on the availability of legal or technical means of effecting such protection;

•	claims by third parties that we are infringing on their proprietary rights or other adverse claims;

•	defects or errors in our software or information services;

•	interruptions of our connectivity applications or catastrophic failure of our data center, telecommunications or information technology infrastructure;

•	claims for damages against us in the event of a failure of our customers’ systems;

•	fluctuations in the value of foreign currencies;

•	differing interests of debt security holders and our controlling stockholders or investors;

•	failure to maintain adequate financial and management processes and controls; and

•	the other factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2008 and elsewhere in this report, including under Part II, Item 1A of this report.
Given these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements included in this report. The forward-looking statements included in this report are made only as of the date hereof. Except as required by law, we do not undertake, and specifically decline, any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

PART I – FINANCIAL INFORMATION
Item 1 — Financial Statements
ACTIVANT SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,
(in thousands, except share data)	2009	2008
ASSETS:
Current assets:
Cash and cash equivalents	$63,027	$64,789
Trade accounts receivable, net of allowance for doubtful accounts of $4,335 and $5,415 at March 31, 2009 and September 30, 2008, respectively	46,401	46,572
Inventories	5,176	5,310
Deferred income taxes	6,854	6,226
Income taxes receivable	—	1,186
Prepaid expenses and other current assets	5,394	5,124

Total current assets	126,852	129,207

Property and equipment, net	6,965	8,942
Intangible assets, net	204,466	217,058
Goodwill	554,625	662,209
Deferred financing costs	10,806	13,130
Other assets	1,993	2,172

Total assets	$905,707	$1,032,718

LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$18,507	$19,181
Payroll related accruals	12,256	15,020
Deferred revenue	40,993	33,952
Current portion of long-term debt	—	3,325
Accrued expenses and other current liabilities	19,704	15,484

Total current liabilities	91,460	86,962

Long-term debt	577,895	613,787
Deferred tax liabilities	52,014	54,028
Other liabilities	24,301	18,625

Total liabilities	745,670	773,402

Commitments and contingencies	—	—

Common Stock:
Par value $0.01 per share, 1,000 shares authorized, 10 shares issued and outstanding, at March 31, 2009 and September 30, 2008	—	—
Additional paid-in capital	255,853	254,148
Retained earnings (accumulated deficit)	(83,129)	11,355
Other accumulated comprehensive loss:
Unrealized loss on cash flow hedges	(2,145)	(5,585)
Cumulative translation adjustment	(10,542)	(602)

Total stockholder’s equity	160,037	259,316

Total liabilities and stockholder’s equity	$905,707	$1,032,718

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands)	2009	2008	2009	2008
Revenues:
Systems	$30,912	$44,612	$64,444	$90,529
Services	65,041	63,480	127,775	126,473

Total revenues	95,953	108,092	192,219	217,002

Cost of revenues (exclusive of depreciation and amortization of $4,549, $4,231, $9,060, and $8,005 for the three months ended March 31, 2009 and 2008 and six months ended March 31, 2009 and 2008, respectively, included in amounts shown separately below):

Systems (Note 8)	16,923	25,258	34,888	51,655
Services (Note 8)	21,641	23,556	43,646	46,779

Total cost of revenues	38,564	48,814	78,534	98,434

Gross profit	57,389	59,278	113,685	118,568

Operating expenses:
Sales and marketing (Note 8)	12,581	16,102	27,598	32,527
Product development (Note 8)	9,656	11,012	19,814	23,136
General and administrative (Note 8)	5,837	8,451	11,567	15,947
Depreciation and amortization	9,683	9,326	19,388	17,921
Impairment of goodwill	82,000	—	107,000	—
Acquisition related costs	52	407	228	658
Restructuring costs	2,691	322	4,449	490

Total operating expenses	122,500	45,620	190,044	90,679

Operating income (loss)	(65,111)	13,658	(76,359)	27,889

Interest expense	(9,688)	(14,182)	(22,676)	(27,872)
Gain on retirement of debt	14,327	—	14,327	—
Other income (expense), net	(298)	509	(627)	1,073

Income (loss) before income taxes	(60,770)	(15)	(85,335)	1,090
Income tax expense	8,913	42	9,149	554

Net income (loss)	$(69,683)	$(57)	$(94,484)	$536

Comprehensive loss:
Net income (loss)	$(69,683)	$(57)	$(94,484)	$536
Unrealized loss on cash flow hedges	(249)	(4,001)	(4,958)	(6,652)
Foreign currency translation adjustment	122	(171)	(1,543)	(220)

Comprehensive loss	$(69,810)	$(4,229)	$(100,985)	$(6,336)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
(in thousands)	2009	2008
Operating activities:
Net income (loss)	$(94,484)	$536
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill	107,000	—
Gain on retirement of debt	(14,327)	—
Loss on disposal of assets	19	—
Stock-based compensation expense	1,894	1,772
Depreciation	2,762	3,032
Amortization of intangible assets	16,626	14,889
Amortization of deferred financing costs	1,210	1,240
Provision for doubtful accounts	335	1,905
Deferred income taxes	(2,642)	(9,820)
Changes in assets and liabilities:
Trade accounts receivable	(164)	8,894
Inventories	134	(803)
Prepaid expenses and other assets	1,095	(1,993)
Accounts payable	(723)	(2,513)
Deferred revenue	7,041	534
Accrued expenses and other liabilities	1,235	5,945

Net cash provided by operating activities	27,011	23,618

Investing activities:
Purchases of property and equipment	(823)	(3,059)
Capitalized computer software and database costs	(4,034)	(3,237)

Net cash used in investing activities	(4,857)	(6,296)

Financing activities:
Repurchases of common stock	(189)	(14)
Payments on long-term debt	(3,512)	(375)
Repurchases of debt	(20,215)	—
Deferred financing costs	—	(107)

Net cash used in financing activities	(23,916)	(496)

Net change in cash and cash equivalents	(1,762)	16,826
Cash and cash equivalents, beginning of period	64,789	33,379

Cash and cash equivalents, end of period	$63,027	$50,205

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$24,160	$23,827
Cash paid during the period for income taxes (net of receipts)	$5,223	$5,012
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
The accompanying condensed consolidated balance sheets as of March 31, 2009 and September 30, 2008 and the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended March 31, 2009 and 2008 and cash flows for the six months ended March 31, 2009 and 2008 represent our financial position, results of operations and cash flows as of and for the periods then ended.
Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at March 31, 2009, actual results could differ from those estimates and operating results for the three and six months ended March 31, 2009 and are not necessarily indicative of the results that may be achieved for the fiscal year ending September 30, 2009. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.
In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, filed with the Securities and Exchange Commission (the “SEC”) on December 19, 2008.
NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Effective October 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, and its related amendments. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies to existing accounting pronouncements that require or permit fair value measurements. The Financial Accounting Standards Board (“FASB”) amended SFAS No. 157 by issuing FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classifications or Measurements under Statement 13, FSP 157-2, Effective Date of FASB Statement No. 157, and FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP 157-1 amends SFAS 157 to exclude SFAS 13, Accounting for Leases, and certain other lease-related accounting pronouncements. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are already recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. FSP 157-3 clarifies the application of SFAS 157 in determining the fair value of financial assets and liabilities in a market that is not active and provides examples to illustrate key considerations in determining such fair value. We concluded that FSP-1 and FSP-2 would not have an impact on our financial statements. FSP-3 was included in the implementation of SFAS 157. See Note 6 for additional information regarding the adoption of SFAS No. 157.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about derivative and hedging activities. These disclosures should enable financial statement users to understand how and why a company uses derivative instruments and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. We adopted SFAS No. 161 on January 1, 2009. See Note 5 for additional information regarding the required disclosures of our derivative instruments and hedging activities. This Statement does not impact the unaudited condensed consolidated statements of operations as it is disclosure only in nature.
NOTE 3 – INVENTORIES
Inventories primarily consist of purchased parts and finished goods. Inventories are valued at the lower of cost or estimated fair market value with cost computed on a first-in, first-out (FIFO) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. We record write downs for excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair market value based upon assumptions about future product life-cycles, product demand and market conditions. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
NOTE 4 – GOODWILL
The carrying amount of goodwill by reportable segment is as follows:

	March 31,	September 30,
(in thousands)	2009	2008	2007
Hardlines and Lumber	$108,413	$186,480	$187,462
Wholesale Distribution	334,956	335,018	343,140
Automotive	99,534	128,534	129,350
Other	11,722	12,177	12,254

Total	$554,625	$662,209	$672,206

We account for goodwill in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is tested for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Our annual testing through fiscal year 2008 indicated no impairment of goodwill had occurred. However, the continuing global economic uncertainty and credit crisis have negatively impacted the level of overall spending, including spending in the vertical markets that we serve. As a result, we determined it necessary to evaluate goodwill for impairment as of December 31, 2008. In accordance with SFAS No. 142, we completed step one of the impairment analysis for each of our reporting units and concluded that as of December 31, 2008, the fair value of our Hardlines and Lumber and our Automotive reporting units was below their respective carrying values, including goodwill. As such, step two of the impairment test was initiated in accordance with SFAS No. 142. We were unable to complete the step two analysis prior to filing our condensed consolidated financial statements for the three months ended December 31, 2008, due to its time consuming nature and the complexities of determining the implied fair value of goodwill for each of these reporting units, but based on the work performed as of the filing date of our quarterly report for that period, we recorded an estimated goodwill impairment charge of $25.0 million, comprised of $18.5 million related to Hardlines and Lumber and $6.5 million related to Automotive. During the three months ended March 31, 2009, we completed the step two analysis and recorded an additional $82.0 million of goodwill impairment charges comprised of $59.5 million related to Hardlines and Lumber and $22.5 million related to Automotive. For the purposes of this analysis, our estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. We will not be required to make any current or future cash payments as a result of these impairment charges. As mentioned above, goodwill is tested for impairment on an annual basis as of July 1. We will continue to monitor whether conditions exist that indicate additional potential impairment has occurred. If such conditions exist, we may be required to record additional impairments in the future and such impairments, if any, may be material.
We also recorded other adjustments to goodwill during the three months ended March 31, 2009, totaling $0.6 million as a result of resolving certain pre-acquisition tax liabilities. See Note 7 for further information.
NOTE 5 – DEBT
Long-term debt consisted of the following:

	March 31,	September 30,
(in thousands)	2009	2008
Senior secured term loan due 2013	$418,600	$422,112
Senior subordinated notes due 2016	139,295	175,000
Revolving credit facility due 2011	20,000	20,000

Total debt	577,895	617,112
Current portion	—	(3,325)

Long-term debt	$577,895	$613,787

Senior Secured Credit Agreement
We have a senior secured credit agreement that provides for (i) a seven-year term loan in the amount of $390.0 million, amortized at a rate of 1.00% per year on a quarterly basis for the first six and three- quarters years after May 2, 2006, except such amortized loan payments that may otherwise be due are reduced dollar-for-dollar by any voluntary prepayments or mandatory repayments we make, with the balance payable on May 2, 2013, and (ii) a five-year revolving credit facility that permits loans in an aggregate amount of up to $40.0 million, which includes a $5.0 million letter of credit facility and a swing line facility. In addition, subject to certain terms and conditions, the senior secured credit agreement provides for one or more uncommitted incremental term loan and/or revolving credit facilities in an aggregate amount not to exceed $75.0 million. In August 2007, we borrowed the $75.0 million incremental term loan, which matures on May 2, 2013. At that time we also borrowed $20.0 million of the revolving credit facility.
On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. A Lehman Brothers subsidiary, Lehman Commercial Paper Inc. (“Lehman CPI”), is one of the lenders under our senior secured credit agreement, having provided a commitment of $7.0 million under the revolving credit facility, of which $3.5 million was outstanding at March 31, 2009. We have not requested any additional borrowing under the senior secured credit agreement subsequent to Lehman Brothers’ bankruptcy filing, and it is not certain whether Lehman CPI will participate in any future requests for funding or whether another lender might assume its commitment. We currently believe that the other lenders under our senior secured credit agreement, as well as our other financial counterparties, will be able to fulfill their respective obligations. There can be no assurance, however, that those other lenders or counterparties will not also experience a significant adverse event that could impact their abilities to fulfill their obligations to us.
We are required to repay installments on the loans under the term loan facility in quarterly principal amounts of 1.0% of their funded total principal amount for the first six years and nine months, with the remaining amount payable on the date that is seven years from the date of the closing of the senior secured credit facilities. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, on May 2, 2011. We are required each year, generally concurrent with the filing of our Annual Report on Form 10-K, to make a mandatory principal repayment equal to one-half of excess cash flow, as defined in the senior secured credit agreement, for the preceding fiscal year. Any mandatory repayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year. To date we have prepaid substantially all of the required amortized principal payments required under the secured credit facilities.
For the period ended September 30, 2006 and for the years ended September 30, 2007 and 2008, we repaid $1.9 million, $25.2 million and $15.8 million, respectively, in principal payments towards the term loans, which substantially reduced the future unamortized principal payments due per the amortization schedule. For the six months ended March 31, 2009, we repaid approximately $3.5 million in principal payments of which approximately $3.3 million represented the fiscal year 2008 mandatory repayment and approximately $0.2 million was a voluntary prepayment. Prior to fiscal year 2008, we did not make any mandatory repayments. Any future mandatory principal repayments will be dependent upon us generating excess cash flow, as defined in the senior secured credit agreement.
The borrowings under the senior secured credit agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank Trust Company Americas, and (2) the federal funds rate plus 1/2 of 1%; or (b) a reserve adjusted Eurodollar rate on deposits for periods of one-, two-, three-, or six-months (or, to the extent agreed to by each applicable lender, nine- or twelve-months or less than one month). The initial applicable margin for the borrowings is:
•	under the term loan, 1.00% with respect to base rate borrowings and 2.00% with respect to Eurodollar rate borrowings;

•	under the incremental term loan, 1.50% with respect to base rate borrowings and 2.50% with respect to Eurodollar rate borrowings; and

•	under the revolving credit facility, 1.25% with respect to base rate borrowings and 2.25% with respect to Eurodollar rate borrowings, which may be reduced subject to our attainment of certain leverage ratios.
In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios, none of which had been attained as of March 31, 2009. We must also pay customary letter of credit fees for issued and outstanding letters of credit. As of March 31, 2009, we had $0.3 million of letters of credit issued and outstanding.
Substantially all of our assets and those of our subsidiaries are pledged as collateral under the senior secured credit agreement.
Derivative Instruments and Hedging Activities
Our objective in using interest rate swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At the time we entered into the senior secured credit agreement, we entered into four interest rate swaps to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2007 and 2008, interest rate swaps with a notional amount of $25.0 million and $30.0 million, respectively, matured.
We account for these interest rate swaps as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We estimate the fair value of the interest rate swaps based on quoted prices and market observable data of similar instruments. If the interest rate swap agreements are terminated prior to maturity, the fair value of the interest rate swaps recorded in other comprehensive income (loss) (“OCI”) may be recognized in the condensed consolidated statements of operations based on an assessment of the agreements at the time of terminations. During the six months ended March 31, 2009, we did not discontinue any interest rate swaps. The realized gains and losses on these instruments are recorded in earnings as adjustments to interest expense. The unrealized gains and losses are recognized in OCI. At March 31, 2009, cumulative net unrealized losses of approximately $16.6 million, before taxes, were recorded in OCI, of which an estimated $7.6 million are expected to be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying transaction. To the extent any of the interest rate swaps are deemed ineffective, a portion of the unrealized gains and losses is recorded in interest expense rather than OCI.
The following table summarizes the derivative-related activity, excluding taxes, in OCI for the six months ended March 31, 2009:

(in thousands)
Unrealized loss in OCI as September 30, 2008	$(9,282)
Net decrease in fair value	(7,308)
Net realized gains due to ineffectiveness reclassified to earnings	543

Unrealized loss in OCI as March 31, 2009	$(16,047)

The following tables summarize the fair value and realized and unrealized gains (losses) of the interest rate swaps as of and for the six months ended March 31, 2009:

Fair Value of Derivative Instruments
		Derivative Assets		Derivative Liabilities
		Location in the		Location in the
		Condensed		Condensed
	Notional	Consolidated		Consolidated
(in thousands)	Amount	Balance Sheet	Fair Value	Balance Sheet	Fair Value
		Prepaid expenses		Accrued expenses
		and other current		and other current
Interest rate swaps due 2009	$50,000	assets	$—	liabilities	$(1,587)
Interest rate swaps due 2011	$140,000	Other assets	$—	Other liabilities	$(15,003)

Effect of Derivative Instruments on Condensed Consolidated Statements of Operations
	Gain (loss) recognized in earnings		Gain (loss)	Gain/(Loss) reclassified from OCI
	(1)		recognized in OCI	into earnings (2)
	Location	Amount	Amount	Location	Amount
Interest rate swaps	Interest expense	$(2,872)	$(7,308)	Interest expense	$543

(1)	Includes amounts related to periodic settlements required under our derivative contracts.

(2)	Represents ineffectiveness related to the interest rate swaps.
Senior Subordinated Notes due 2016
We have also issued $175.0 million aggregate principal amount of 9.5% senior subordinated notes due May 2, 2016. The notes were issued in a private transaction that was not subject to the registration requirements of the Securities Act. The notes subsequently were exchanged for substantially identical notes registered with the SEC, pursuant to a registration rights agreement entered into in connection with the indenture under which these notes were issued.
During the three months ended March 31, 2009, we repurchased approximately $35.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $21.2 million (including accrued interest of $1.0 million). In connection with the debt repurchase, we wrote off deferred financing costs and other transaction fees of $1.2 million. As a result of these repurchases we recorded a gain on retirement of debt in the amount of $14.3 million. Pursuant to the American Recovery and Reinvestment Act of 2009, we have elected to defer payment of the income taxes associated with these gains until they are paid ratably from 2014 to 2018. The repurchased notes have been retired. As of March 31, 2009, senior subordinated notes representing $139.3 million in principal amount are outstanding. Subject to the restrictions and limitations set forth under the senior secured credit agreement and the indenture governing the senior subordinated notes, we and our subsidiaries, affiliates or significant stockholders may from time to time purchase, repay, redeem or retire additional amounts of our outstanding debt or equity securities (including any publicly issued debt), in privately negotiated or open market transactions, by tender offer or otherwise.
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
The terms of the senior secured credit agreement and the indenture governing the senior subordinated notes restrict certain activities by us, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets and transactions with affiliates. In addition, the senior secured credit agreement requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The senior secured credit agreement and the indenture also contain certain customary affirmative covenants and events of default. At March 31, 2009, we were in compliance with all of the senior secured credit agreement’s and the indenture’s covenants.
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
In order to help ensure compliance with our covenants under our senior secured credit facilities, we may take additional actions in the future, including implementing additional cost cutting initiatives, making additional repurchases of some of our debt or making further changes to our operations. In the event of a default of the financial covenants referred to above, we may (but no more than two times in four fiscal quarters) cure the default by raising equity capital from our existing investors in an amount sufficient to pass, but not to exceed, the financial covenant. While we believe that these additional remedies provide us with some additional flexibility in maintaining compliance with our tests and covenants, they do not assure us that we will not find ourselves in violation of these tests and covenants. Upon the occurrence of an event of default under the senior secured credit facilities, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. Any such acceleration would also result in a default under the indenture governing the senior subordinated notes.
NOTE 6 — FAIR VALUE
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
SFAS No. 157 inputs are referred to as assumptions that market participants would use in pricing the asset or liability. The uses of inputs in the valuation process are categorized into a three-level fair value hierarchy. Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities we have the ability to access. Level 2 inputs utilize inputs other than quoted prices in active markets for identical assets or liabilities. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our cash equivalents (included in cash and cash equivalents in the accompanying condensed consolidated balance sheets) are classified as Level 1 as they are valued using quoted prices and other relevant information generated by market transactions involving identical assets.
We use derivative financial instruments, specifically interest rate swaps, for non-trading purposes. We entered into interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations arising from previously un-hedged interest payments associated with floating rate debt. We account for the interest rate swaps discussed above under Note 5 as cash flow hedges. Derivative contracts with negative net fair values are recorded in other liabilities. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. We have determined that our derivative valuation in its entirety should be classified in Level 2 of the fair value hierarchy.
In compliance with SFAS No. 157, we record adjustments to appropriately reflect our nonperformance risk and the respective counterparty’s nonperformance risk in our fair value measurements. As of March 31, 2009, we have assessed the significance of the impact of nonperformance risk on the overall valuation of our derivative position and have determined that it is not significant to the overall valuation of the derivatives.
The fair value of our cash equivalents and interest rate swaps was determined using the following inputs as of March 31, 2009:

	Quoted Prices in Active		Significant
	Markets for Identical	Significant Other	Unobservable
	Assets and Liabilities	Observable Inputs	Inputs	Total
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets:
Cash equivalents (1)	$40,652	$—	$—	$40,652
Liabilities:
Interest rate swap due 2009(2)	—	(1,587)	—	(1,587)
Interest rate swap due 2011(3)	—	(15,003)	—	(15,003)

Total	$40,652	$(16,590)	$—	$24,062

(1)	Included in cash and cash equivalents in our condensed consolidated balance sheet as of March 31, 2009.

(2)	Included in accrued expenses and other current liabilities in our condensed consolidated balance sheet as of March 31, 2009.

(3)	Included in other liabilities in our condensed consolidated balance sheet as of March 31, 2009.
NOTE 7 — INCOME TAXES
We recorded a provision for income tax expense of $8.9 million and $9.1 million for the three and six months ended March 31, 2009, respectively. For the three and six months ended March 31, 2008, we recorded a provision for income tax expense of $0.04 million and $0.5 million, respectively. This tax provision was derived by applying an estimated worldwide effective tax rate against consolidated income before income taxes for the three and six months ended March 31, 2009 and 2008. The estimated worldwide effective tax rate contemplated estimated variances from the U.S. federal statutory rate for the fiscal year ending September 30, 2009, including the impact of permanently non-deductible expenses, estimated changes in valuation allowances against deferred tax assets, and state income taxes. The provision for income tax was further adjusted by period events occurring during the quarter including the impairment of goodwill and unrecognized tax benefits per FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109"(“FIN No. 48”).
Our balance sheet included unrecognized tax benefits of approximately $5.7 million as of March 31, 2009 and $6.0 million as of September 30, 2008. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $1.1 million as of March 31, 2009 and $1.0 million as of September 30, 2008.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The balance of accrued interest and penalties was approximately $0.5 million as of March 31, 2009 and September 30, 2008, including an immaterial increment during the six months ended March 31, 2009.
As of March 31, 2009, we believe it is reasonably possible that total unrecognized tax benefits will decrease by approximately $3.4 million within the following twelve months due to the expected settlement of the U.S. federal examination and the expiration of statute of limitations in various jurisdictions. A significant portion of these unrecognized tax benefits would be recorded as an adjustment to goodwill.
The tax years 2002 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject. We are currently under U.S. federal examination for the 2004 through 2007 tax years.
NOTE 8 — EMPLOYEE STOCK PLANS
Stock-based Compensation Expense

The following table summarizes stock-based compensation expense recorded under SFAS 123(R), Share-Based Payment, for the three and six months ended March 31, 2009 and 2008 and its allocation within the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands)	2009	2008	2009	2008
Cost of revenues
Systems	$8	$8	$18	$16
Services	47	72	96	141
Operating expenses
Sales and marketing	174	214	402	418
Product development	72	72	148	144
General and administrative	530	524	1,230	1,053

Total	$831	$890	$1,894	$1,772

We also recognized a total income tax benefit in the condensed consolidated statements of operations and comprehensive loss related to the total stock-based compensation expense amounts above, of approximately $0.3 million, $0.8 million, $0.4 million, and $0.7 million for the three and six months ended March 31, 2009 and 2008, respectively.
Valuation Assumptions
We estimate the fair value of stock options using a Black-Scholes option pricing model that uses certain assumptions including expected term, expected volatility of the underlying stock, expected dividend pay-out rate and risk-free rate of return. The expected term is based on historical data and represents the period of time that stock options granted are expected to be outstanding. Due to the fact that the common stock underlying the options is not publicly traded, the expected volatility is based on a comparable group of companies for the period. We do not intend to pay dividends on our common stock for the foreseeable future, and accordingly, use a dividend yield of zero. The risk-free rate for periods within the contractual life of the option is based on the Treasury Bill coupon rate for U.S. Treasury securities in effect at the time of the grant with a maturity approximating the expected term.
The fair value of each award granted from the Activant Group Inc. 2006 Stock Incentive Plan (the “2006 Option Plan”), during the three and six months ended March 31, 2009 and 2008, was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Expected term	6.66 years	6.66 years	6.66 years	6.66 years
Expected volatility	72.00%	50.00%	72.00%	50.00%
Expected dividends	0.00%	0.00%	0.00%	0.00%
Risk-free rate	1.67%	2.47%	1.55%	3.19%
The weighted-average estimated grant date fair value, as defined by SFAS No. 123(R), for the employee stock options granted under the 2006 Option Plan during the six months ended March 31, 2009 and 2008 were $3.09 per share and $2.63 per share, respectively.
NOTE 9 — RESTRUCTURING COSTS
During the six months ended March 31, 2009, our management approved additional restructuring plans for eliminating certain employee positions and consolidating certain excess facilities with the intent to streamline and focus our operations and to more properly align our cost structure with current business conditions and our projected future revenue streams. These plans included the elimination of approximately 215 employee positions and the consolidation of space within multiple facilities locations. As of March 31, 2009, substantially all of the affected employees had been notified and terminated, and all of the facilities consolidations had been completed. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded approximately $2.7 million and $4.4 million of restructuring charges related to workforce reductions (comprised of severance and related benefits) and consolidation of facilities for the three and six months ended March 31, 2009, respectively. All restructuring charges were recorded in “Restructuring Costs” in the condensed consolidated statements of operations and comprehensive loss.
We also undertook certain restructuring actions in fiscal year 2008. In accordance with SFAS No. 146, we recorded restructuring charges of approximately $0.3 million and $0.5 million related to workforce reductions (comprised of severance and related benefits) and consolidation of facilities in the three and six months ended March 31, 2008, respectively. All of the affected employees had been notified and substantially all had been terminated as of March 31, 2009. Our restructuring liability for these fiscal year 2008 actions was $0.2 million as of March 31, 2009. During the six months ended March 31, 2009, we accrued additional charges for these past actions related to certain employee termination benefits that are required to be accrued from the time of notification through the date specified in the benefit. The remaining employee termination benefits are expected to be paid in fiscal year 2010.
Our restructuring liability at March 31, 2009, was approximately $1.7 million and the changes in our restructuring liabilities for the six months then ended were as follows:

	Balance at			Balance at
	September 30,	Restructuring		March 31,
(in thousands)	2008	Charges	Payments	2009
2009 Actions — Severance and Related Benefits	$—	$3,162	$(2,656)	$506
2009 Actions — Facility Closings	—	1,286	(270)	1,016
2008 Actions — Severance and Related Benefits	216	1	(45)	172

	$216	$4,449	$(2,971)	$1,694

NOTE 10 — SEGMENT REPORTING
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
Because these segments reflect the manner in which our management reviews our business, they necessarily involve judgments that our management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect technologies and applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments. Recent events, including changes in our senior management, may affect the manner in which we present segments in the future. A description of the businesses served by each of our reportable segments follows:
•	Hardlines and Lumber segment — The hardlines and lumber vertical market consists of independent hardware retailers; home improvement centers; paint, glass and wallpaper stores; farm supply stores; retail nurseries and garden centers; independent lumber and building material dealers; pharmacies; and other specialty retailers, primarily in the United States.

•	Wholesale Distribution segment — The wholesale distribution vertical market consists of distributors of a range of products including electrical supply; plumbing; medical supply; heating and air conditioning; tile; industrial machinery and equipment; industrial supplies; fluid power; janitorial and sanitation products; paper and packaging; and service establishment equipment vendors, primarily in the United States.

•	Automotive segment — The automotive vertical market consists of customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks, and includes manufacturers, warehouse distributors, parts stores, professional installers in North America and Europe as well as several chains in North America.

•	Other — Other primarily consists of our productivity tools business, which is involved with software migration services and application development tools.
Segment Revenue and Contribution Margin
The results of the reportable segments are derived directly from our management reporting system. The results are based on our method of internal reporting and are not necessarily in conformity with GAAP. Our management measures the performance of each segment based on several metrics, including contribution margin as defined below, which is not a financial measure calculated in accordance with GAAP. Asset data is not reviewed by our management at the segment level and therefore is not included.
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

Our reportable segment financial information for the three and six months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31, 2009					Six Months Ended March 31, 2009
	Hardlines					Hardlines
	and	Wholesale	Auto-			and	Wholesale	Auto-
(in thousands)	Lumber	Distribution	motive	Other	Total	Lumber	Distribution	motive	Other	Total
Revenues	$34,171	$40,524	$18,996	$2,262	$95,953	$68,395	$78,922	$38,685	$6,217	$192,219
Contribution Margin	$11,874	$16,441	$6,954	$556	$35,825	$20,779	$30,849	$13,736	$2,477	$67,841

	Three Months Ended March 31, 2008					Six Months Ended March 31, 2008
	Hardlines					Hardlines
	and	Wholesale	Auto-			and	Wholesale	Auto-
	Lumbers	Distribution	motive	Other	Total	Lumbers	Distribution	motive	Other	Total
Revenues	$37,102	$43,444	$22,439	$5,107	$108,092	$76,892	$85,884	$44,224	$10,002	$217,002
Contribution Margin	$7,300	$16,824	$7,869	$896	$32,889	$16,263	$32,588	$15,111	$684	$64,646
Certain of our operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include sales and marketing costs other than direct sales and marketing, general and administrative costs, such as legal and finance, stock-based compensation expense, depreciation and amortization of intangible assets, impairment of goodwill, acquisition related costs, restructuring costs, gain on retirement of debt, interest expense, and other income (expense).

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
The reconciliation of total segment contribution margin to our consolidated income (loss) before income taxes is as follows:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
(in thousands)	2009	2008	2009	2008
Segment contribution margin	$35,825	$32,889	$67,841	$64,646
Corporate and unallocated costs	(5,679)	(8,286)	(11,241)	(15,916)
Stock-based compensation expense	(831)	(890)	(1,894)	(1,772)
Depreciation and amortization	(9,683)	(9,326)	(19,388)	(17,921)
Impairment of goodwill	(82,000)	—	(107,000)	—
Acquisition related costs	(52)	(407)	(228)	(658)
Restructuring costs	(2,691)	(322)	(4,449)	(490)
Interest expense	(9,688)	(14,182)	(22,676)	(27,872)
Gain on retirement of debt	14,327	—	14,327	—
Other income (expense), net	(298)	509	(627)	1,073

Income (loss) before income taxes	$(60,770)	$(15)	$(85,335)	$1,090

NOTE 11 – GUARANTOR CONSOLIDATION
The senior secured credit agreement and the senior subordinated notes are guaranteed by our existing, wholly-owned domestic subsidiaries HM COOP LLC, Activant Wholesale Distribution Solutions Inc., Speedware Group, Inc. and Speedware America, Inc. (collectively, the “Guarantors”). Since September 30, 2006, (i) the following subsidiaries have been merged into Activant Solutions Inc.: Triad Systems Financial Corporation, Triad Data Corporation, CCI/TRIAD Gem, Inc., Enterprise Computing Inc., Speedware Holdings, Inc., CCI/ARD, Inc. and Speedware USA, Inc.; and (ii) the following subsidiaries have been merged into Activant Wholesale Distribution Solutions Inc. (formerly known as Prophet 21 New Jersey, Inc.): Prophet 21 Investment Corporation, Prophet 21 Canada, Inc., SDI Merger Corporation, Distributor Information Systems Corporation, Trade Services Systems, Inc., STANPak Systems, Inc., Prelude Systems Inc. and Greenland Holding Corp. Our other subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the senior secured credit agreement and the senior subordinated notes. The accompanying condensed consolidating balance sheets as of March 31, 2009 and September 30, 2008 and the accompanying condensed consolidating statements of operations for the three and six months ended March 31, 2009 and 2008 and cash flows for the six months ended March 31, 2009 and 2008 represent the financial position, results of operations and cash flows of our Guarantors and Non-Guarantors.
Condensed Consolidating Balance Sheet as of March 31, 2009

	Guarantor		Non-
	Principal	Guarantor	Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$58,078	$1,483	$3,466	$—	$63,027
Trade accounts receivable, net of allowance for doubtful accounts	22,115	20,652	3,634	—	46,401
Inventories	3,499	1,525	152	—	5,176
Deferred income taxes	5,354	1,435	65	—	6,854
Income taxes receivable	(1,931)	1,441	490	—	—
Prepaid expenses and other current assets	4,619	379	396	—	5,394

Total current assets	91,734	26,915	8,203	—	126,852

Property and equipment, net	5,986	695	284	—	6,965
Intangible assets, net	176,141	26,523	1,802	—	204,466
Goodwill	458,853	91,284	(1,549)	6,037	554,625
Investments in subsidiaries	16,768	—	—	(16,768)	—
Intercompany receivables (payables)	(34,698)	42,919	(8,221)	—	—
Deferred financing costs	10,806	—	—	—	10,806
Other assets	1,611	356	26	—	1,993

Total assets	$727,201	$188,692	$545	$(10,731)	$905,707

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$15,845	$2,832	$(176)	$6	$18,507
Payroll related accruals	3,645	7,889	722	—	12,256
Deferred revenue	13,773	23,321	3,899	—	40,993
Accrued expenses and other current liabilities	19,495	1,581	(1,372)	—	19,704

Total current liabilities	52,758	35,623	3,073	6	91,460

Long-term debt	577,895	—	—	—	577,895
Deferred tax and other liabilities	80,000	(2,158)	(1,527)	—	76,315

Total liabilities	710,653	33,465	1,546	6	745,670

Total stockholder’s equity (deficit)	16,548	155,227	(1,001)	(10,737)	160,037

Total liabilities and stockholder’s equity (deficit)	$727,201	$188,692	$545	$(10,731)	$905,707

Condensed Consolidating Balance Sheet as of September 30, 2008

	Guarantor		Non-
	Principal	Guarantor	Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$55,926	$2,931	$5,932	$—	$64,789
Trade accounts receivable, net of allowance for doubtful accounts	27,223	14,808	4,541	—	46,572
Inventories	4,000	1,050	260	—	5,310
Deferred income taxes	4,726	1,435	65	—	6,226
Income taxes receivable	671	282	233	—	1,186
Prepaid expenses and other current assets	4,616	223	285	—	5,124

Total current assets	97,162	20,729	11,316	—	129,207

Property and equipment, net	7,586	852	504	—	8,942
Intangible assets, net	185,128	29,912	2,018	—	217,058
Goodwill	560,023	97,631	(1,482)	6,037	662,209
Investments in subsidiaries	12,018	—	787	(12,805)	—
Intercompany receivables (payables)	4,660	10,102	(14,762)	—	—
Deferred financing costs	13,130	—	—	—	13,130
Other assets	1,769	362	41	—	2,172

Total assets	$881,476	$159,588	$(1,578)	$(6,768)	$1,032,718

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$15,938	$2,347	$890	$6	$19,181
Payroll related accruals	9,204	4,132	1,684	—	15,020
Deferred revenue	12,861	18,306	2,785	—	33,952
Current portion of long-term debt	3,325	—	—	—	3,325
Accrued expenses and other current liabilities	16,622	196	(1,334)	—	15,484

Total current liabilities	57,950	24,981	4,025	6	86,962

Long-term debt	613,787	—	—	—	613,787
Deferred tax and other liabilities	76,759	(2,159)	(1,947)	—	72,653

Total liabilities	748,496	22,822	2,078	6	773,402

Total stockholder’s equity (deficit)	132,980	136,766	(3,656)	(6,774)	259,316

Total liabilities and stockholder’s equity (deficit)	$881,476	$159,588	$(1,578)	$(6,768)	$1,032,718

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2009

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$15,406	$14,507	$999	$—	$30,912
Services	35,851	25,408	3,782	—	65,041

Total revenues	51,257	39,915	4,781	—	95,953

Cost of revenues:
Systems	8,790	7,224	909	—	16,923
Services	13,168	6,735	1,738	—	21,641

Total cost of revenues	21,958	13,959	2,647	—	38,564

Gross profit	29,299	25,956	2,134	—	57,389

Operating expenses:
Sales and marketing	6,948	4,889	744	—	12,581
Product development	3,742	5,252	662	—	9,656
General and administrative	5,248	402	187	—	5,837
Depreciation and amortization	7,732	1,802	149	—	9,683
Impairment of goodwill	82,000	—	—	—	82,000
Acquisition related costs	3	49	—	—	52
Restructuring costs	2,114	208	369	—	2,691

Total operating expenses	107,787	12,602	2,111	—	122,500

Operating income (loss)	(78,488)	13,354	23	—	(65,111)

Interest expense	(9,682)	(3)	(3)	—	(9,688)
Gain on retirement of debt	14,327	—	—	—	14,327
Other income (expense), net	92	26	(416)	—	(298)

Income (loss) before income taxes	(73,751)	13,377	(396)	—	(60,770)
Income tax expense	8,841	—	72	—	8,913

Net income (loss)	$(82,592)	$13,377	$(468)	$—	$(69,683)

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2008

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$22,571	$19,649	$2,392	$—	$44,612
Services	35,423	23,749	4,308	—	63,480

Total revenues	57,994	43,398	6,700	—	108,092

Cost of revenues:
Systems	13,512	8,799	2,947	—	25,258
Services	15,118	6,451	1,987	—	23,556

Total cost of revenues	28,630	15,250	4,934	—	48,814

Gross profit	29,364	28,148	1,766	—	59,278

Operating expenses:
Sales and marketing	9,514	5,587	1,001	—	16,102
Product development	4,894	5,252	866	—	11,012
General and administrative	6,993	719	739	—	8,451
Depreciation and amortization	7,533	1,623	170	—	9,326
Acquisition related costs	407	—	—	—	407
Restructuring costs	322	—	—	—	322

Total operating expenses	29,663	13,181	2,776	—	45,620

Operating income (loss)	(299)	14,967	(1,010)	—	13,658

Interest expense	(14,178)	—	(4)	—	(14,182)
Other income (expense), net	529	(423)	403	—	509

Income (loss) before income taxes	(13,948)	14,544	(611)	—	(15)
Income tax expense	40	2	—	—	42

Net income (loss)	$(13,988)	$14,542	$(611)	$—	$(57)

Condensed Consolidating Statement of Operations for the Six Months Ended March 31, 2009

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$33,418	$28,247	$2,779	$—	$64,444
Services	70,617	49,407	7,751	—	127,775

Total revenues	104,035	77,654	10,530	—	192,219

Cost of revenues:
Systems	18,884	13,786	2,218	—	34,888
Services	26,996	13,377	3,273	—	43,646

Total cost of revenues	45,880	27,163	5,491	—	78,534

Gross profit	58,155	50,491	5,039	—	113,685

Operating expenses:
Sales and marketing	15,685	10,165	1,748	—	27,598
Product development	7,863	10,615	1,336	—	19,814
General and administrative	10,306	792	469	—	11,567
Depreciation and amortization	15,440	3,623	325	—	19,388
Impairment of goodwill	107,000	—	—	—	107,000
Acquisition related costs	44	82	102	—	228
Restructuring costs	3,037	261	1,151	—	4,449

Total operating expenses	159,375	25,538	5,131	—	190,044

Operating income (loss)	(101,220)	24,953	(92)	—	(76,359)

Interest expense	(22,666)	(7)	(3)	—	(22,676)
Gain on retirement of debt	14,327	—	—	—	14,327
Other expense, net	(126)	(20)	(481)	—	(627)

Income (loss) before income taxes	(109,685)	24,926	(576)	—	(85,335)
Income tax expense	9,072	—	77	—	9,149

Net income (loss)	$(118,757)	$24,926	$(653)	$—	$(94,484)

Condensed Consolidating Statement of Operations for the Six Months Ended March 31, 2008

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$45,923	$39,035	$5,571	$—	$90,529
Services	70,978	46,786	8,709	—	126,473

Total revenues	116,901	85,821	14,280	—	217,002

Cost of revenues:
Systems	28,098	16,712	6,845	—	51,655
Services	29,935	12,872	3,972	—	46,779

Total cost of revenues	58,033	29,584	10,817	—	98,434

Gross profit	58,868	56,237	3,463	—	118,568

Operating expenses:
Sales and marketing	18,752	11,466	2,309	—	32,527
Product development	10,141	11,139	1,856	—	23,136
General and administrative	13,012	1,456	1,479	—	15,947
Depreciation and amortization	14,802	2,754	365	—	17,921
Acquisition related costs	658	—	—	—	658
Restructuring costs	490	—	—	—	490

Total operating expenses	57,855	26,815	6,009	—	90,679

Operating income (loss)	1,013	29,422	(2,546)	—	27,889

Interest expense	(27,865)	(1)	(6)	—	(27,872)
Other income, net	179	207	687	—	1,073

Income (loss) before income taxes	(26,673)	29,628	(1,865)	—	1,090
Income tax expense	551	2	1	—	554

Net income (loss)	$(27,224)	$29,626	$(1,866)	$—	$536

Condensed Consolidating Statement of Cash Flows for the Six Months Ended March 31, 2009

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$30,919	$(1,443)	$(2,465)	$—	$27,011

Investing activities:
Purchases of property and equipment	(817)	(5)	(1)	—	(823)
Capitalized computer software and database costs	(4,034)	—	—	—	(4,034)

Net cash used in investing activities	(4,851)	(5)	(1)	—	(4,857)

Financing activities:
Repurchases of common stock	(189)	—	—	—	(189)
Payments on long-term debt	(3,512)	—	—	—	(3,512)
Repurchases of debt	(20,215)	—	—	—	(20,215)

Net cash used in financing activities	(23,916)	—	—	—	(23,916)

Net change in cash and cash equivalents	2,152	(1,448)	(2,466)	—	(1,762)
Cash and cash equivalents, beginning of period	55,926	2,931	5,932	—	64,789

Cash and cash equivalents, end of period	$58,078	$1,483	$3,466	$—	$63,027

Condensed Consolidating Statement of Cash Flows for the Six Months Ended March 31, 2008

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$15,230	$7,166	$1,222	$—	$23,618

Investing activities:
Purchases of property and equipment	(2,799)	(145)	(115)	—	(3,059)
Capitalized computer software and database costs	(3,237)	—	—	—	(3,237)

Net cash used in investing activities	(6,036)	(145)	(115)	—	(6,296)

Financing activities:
Repurchases of common stock	(14)	—	—	—	(14)
Payments on long-term debt	(375)	—	—	—	(375)
Deferred financing costs	(107)	—	—	—	(107)

Net cash used in financing activities	(496)	—	—	—	(496)

Net change in cash and cash equivalents	8,698	7,021	1,107	—	16,826
Cash and cash equivalents, beginning of period	24,862	4,154	4,363	—	33,379

Cash and cash equivalents, end of period	$33,560	$11,175	$5,470	$—	$50,205

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our financial statements and related notes included above. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended September 30, 2008, filed with the SEC on December 19, 2008, and under Part II, Item 1A of this report.
Overview
We are a leading provider of business management solutions to distribution and specialty retail businesses. With over 35 years of operating history, we have developed substantial expertise in serving businesses with complex distribution and retail requirements in three primary vertical markets: hardlines and lumber, wholesale distribution and the automotive parts aftermarket. For reporting purposes, we consider each of these vertical markets separate segments. The segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in the Financial Accounting Standards Board (“FASB”) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. See Note 10 to our unaudited condensed consolidated financial statements for additional information.
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
▪	The hardlines and lumber vertical market consists of independent hardware retailers; home improvement centers; paint, glass and wallpaper stores; farm supply stores; retail nurseries and garden centers; independent lumber and building material dealers; pharmacies; and other specialty retailers, primarily in the United States. For the six months ended March 31, 2009, we generated approximately 35.6% of our total revenues from the hardlines and lumber vertical market.

▪	The wholesale distribution vertical market consists of distributors of a range of products including electrical supply; plumbing; medical supply; heating and air conditioning; tile; industrial machinery and equipment; industrial supplies; fluid power; janitorial and sanitation products; paper and packaging; and service establishment equipment vendors, primarily in the United States. For the six months ended March 31, 2009, we generated approximately 41.1% of our total revenues from the wholesale distribution vertical market.

▪	The automotive vertical market consists of customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks, and includes manufacturers, warehouse distributors, parts stores, professional installers in North America and Europe as well as several chains in North America. For the six months ended March 31, 2009, we generated approximately 20.1% of our total revenues from the automotive vertical market.

▪	Other primarily consists of our productivity tools business, which is involved with software migration services and application development tools. For the six months ended March 31, 2009, we generated approximately 3.2% of our total revenues from other.
Using a combination of proprietary software and extensive expertise in these vertical markets, we provide complete business management solutions consisting of tailored systems, product support, and content and supply chain services designed to meet the unique requirements of our customers. Our fully integrated systems and services include point-of-sale, inventory management, general accounting and enhanced data management that enable our customers to manage their day-to-day operations. Our revenues are derived from the following business management solutions:
•	Systems, which is comprised primarily of proprietary software applications; implementation services; training; forms and paper products; and third-party software, hardware and peripherals.

•	Services, which is comprised primarily of product support and content and supply chain services. Product support services are comprised of customer support activities, including hardware, software and network support through our advice line, software updates, preventive and remedial on-site maintenance and depot repair services. Our content services are comprised of proprietary database and data management products such as our comprehensive electronic automotive parts and applications catalog and point-of-sale business analysis data. Supply chain services are comprised of connectivity services, ecommerce, networking and security monitoring management solutions. We generally provide our services on a subscription basis, and accordingly, revenues are generally recurring in nature.
Basis of Presentation
The discussion and analysis of our financial condition and results of operations is based upon our accompanying unaudited condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at March 31, 2009, actual results could differ from those estimates and operating results for the three and six months ended March 31, 2009 and are not necessarily indicative of the results that may be achieved for the year ending September 30, 2009. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.
In the opinion of our management, this discussion and analysis of our financial condition and results of operations reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results for the interim periods presented.
Key Trends
Over the course of the past eighteen months, the global economic environment has deteriorated significantly and has evolved into what is commonly called the “global credit crisis”. This, in turn, has led to erosion in overall business and consumer confidence that has resulted in the general economic recession that the global economy is currently experiencing. We believe that the global credit crisis and recession have negatively impacted, and continue to impact, the level of overall spending, including spending in the vertical markets that we serve. All of our operating segments have been impacted to some extent.
Taking into account these broader economic impacts, we believe our results have been, and are continuing to be, impacted by the following:
▪	Factors affecting revenue growth:
o	Extended sales cycles and deferral of purchase decisions. As a result of the tightening credit markets and recession, customers and prospective customers remain cautious with new capital investments leading to extended sales cycles and more last minute decisions deferring the purchase of a system. This has contributed to year over year declines in systems revenues in all of our vertical markets.

o	Lower Automotive customer retention rates affecting services revenues:
▪	A major customer, General Parts, Inc., has been migrating from our platforms since fiscal year 2005, resulting in a decline in services revenues.

▪	Services revenues have also declined, although to a lesser extent, as a result of our smaller independent automotive customers going out of business due to the current economic downturn.
▪	Factors affecting cost structure and expenses:
o	Restructuring actions. As a result of the slowing economy, in fiscal year 2008 as well as in the first half of fiscal year 2009, our management approved restructuring actions primarily related to eliminating certain employee positions and consolidating certain excess facilities. We recorded approximately $4.4 million of restructuring charges related to these actions during the six months ended March 31, 2009.

o	Expense Management. We also continue to focus on managing our discretionary expenses. In addition to our restructuring actions, we have reduced operating expenses; primarily incentive bonuses, commissions and travel expenses.

Demand for our systems and support offerings are correlated with global macroeconomic conditions. We will continue to focus on executing in the areas we can control by continuing to provide high value products and services while managing our expenses. Despite the challenging economic environment and corresponding reduction in revenue, cash provided by operating activities increased for the six months ended March 31, 2009 in comparison to the same period in the prior fiscal year. If the macroeconomic environment continues to be weak, however, it will likely continue to have a negative effect on our revenue and may have a negative effect on our operating margin growth rate. If this were to occur it may impact our ability to meet certain financial tests under our senior secured credit agreement and the indenture governing our senior subordinated notes.
Historical Results of Operations
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Total revenues
Our Hardlines and Lumber, Wholesale Distribution and Automotive segments accounted for approximately 35.6%, 42.2% and 19.8%, respectively, of our revenues during the three months ended March 31, 2009. This compares to the three months ended March 31, 2008, where our Hardlines and Lumber, Wholesale Distribution, and Automotive segments accounted for approximately 34.3%, 40.2% and 20.8%, respectively, of our revenues. See Note 10 to our unaudited condensed consolidated financial statements for further information on our segments, including a summary of our segment revenues and contribution margin.

The following table sets forth, for the periods indicated, our segment revenues by business management solution and the variance thereof:

	Three Months Ended March 31,
(in thousands)	2009	2008	Variance $	Variance %
Hardlines and Lumber revenues:
Systems	$13,009	$17,171	$(4,162)	(24.2)%
Services	21,162	19,931	1,231	6.2%

Total Hardlines and Lumber revenues	$34,171	$37,102	$(2,931)	(7.9)%

Wholesale Distribution revenues:
Systems	$14,526	$19,649	$(5,123)	(26.1)%
Services	25,998	23,795	2,203	9.3%

Total Wholesale Distribution revenues	$40,524	$43,444	$(2,920)	(6.7)%

Automotive revenues:
Systems	$2,658	$4,238	$(1,580)	(37.3)%
Services	16,338	18,201	(1,863)	(10.2)%

Total Automotive revenues	$18,996	$22,439	$(3,443)	(15.3)%

Other revenues:
Systems	$719	$3,554	$(2,835)	(79.8)%
Services	1,543	1,553	(10)	(0.6)%

Total Other revenues	$2,262	$5,107	$(2,845)	(55.7)%

Total revenues:
Systems	$30,912	$44,612	$(13,700)	(30.7)%
Services	65,041	63,480	1,561	2.5%

Total revenues	$95,953	$108,092	$(12,139)	(11.2)%

Total revenues for the three months ended March 31, 2009 decreased by $12.1 million, or 11.2%, compared to the three months ended March 31, 2008. The decrease in revenues over the comparable period a year ago is primarily a result of an overall decrease in systems sales as well as a decrease in services revenues in Automotive, partially offset by an increase in services revenues in Hardlines and Lumber and Wholesale Distribution.
▪	Hardlines and Lumber revenues — Hardlines and Lumber revenues decreased by $2.9 million, or 7.9%. The systems revenue decrease was attributed to a reduction in the volume of new system sales and the sale of additional products and modules, primarily as a result of our customers exercising caution on making capital expenditures both due to the weak economy and a slowing retail and residential housing environment. Services revenues increased primarily as a result of our price increases for support services.

▪	Wholesale Distribution revenues — Wholesale Distribution revenues decreased by $2.9 million, or 6.7%. The systems revenue decrease was substantially attributable to a reduction in the volume of new systems and the sale of additional products and modules, primarily due to the weak economy and extended customer sales cycles. Services revenue increased primarily as a result of our price increases for support services.

▪	Automotive revenues — Automotive revenues decreased by $3.4 million, or 15.3%. The systems revenue decrease was attributed to a reduction in the volume of new system sales and the sale of additional products and modules, primarily due to the weak economy and extended sales cycle as well as the transition to new platforms. Services revenue decreased primarily as a result of the known attrition of a major customer, General Parts, Inc., and lower retention rates as a result of the global economic downturn.

▪	Other revenues — Other revenues decreased $2.8 million, or 55.7%, driven primarily by lower systems sales as a result of a slow down in planned migrations by our customers to new systems due to Hewlett-Packard’s continued support of one of its legacy systems through 2010.

Total cost of revenues and gross margins as a percentage of revenues
The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues.

	Three Months Ended March 31,
(in thousands)	2009	2008	Variance
Cost of systems revenues	$16,923	$25,258	$(8,335)
Systems gross margins	45.3%	43.4%

Cost of services revenues	$21,641	$23,556	$(1,915)
Services gross margins	66.7%	62.9%

Total cost of revenues	$38,564	$48,814	$(10,250)
Total gross margins	59.8%	54.8%

▪	Cost of systems revenues and systems gross margins — Cost of systems revenues consists primarily of direct costs of software duplication, our logistics organization, cost of hardware, salary costs of professional services and installation headcount, royalty payments, and allocations of overhead expenses, including facility and information technology (“IT”) costs.

Cost of systems revenues decreased by $8.3 million primarily as a result of lower direct costs associated with lower overall systems revenues. System gross margins increased by 1.9 percentage points in the three months ended March 31, 2009 from the comparable period a year ago. The increase is primarily attributed to improved margins on hardware equipment and hardware installation as well as a mix shift to a higher concentration of wholesale distribution systems revenue.

▪	Cost of services revenues and services gross margins — Cost of services revenues primarily consist of material and direct labor associated with our advice line, material, labor and production costs associated with our automotive catalog and allocations of overhead expenses, including facility and IT costs. Generally, our services revenues have a higher gross margin than our systems revenues.

Cost of services revenues decreased by $1.9 million primarily as a result of labor related cost reductions. Services gross margins increased by 3.8 percentage points in the three months ended March 31, 2009 from the comparable period a year ago as a result of service price increases and reductions in labor related costs and outsourced support costs.
Total operating expenses
The following table sets forth, for the periods indicated, operating expenses and the variance thereof:

	Three Months Ended March 31,
(in thousands)	2009	2008	Variance $	Variance %
Sales and marketing	$12,581	$16,102	$(3,521)	(21.9)%
Product development	9,656	11,012	(1,356)	(12.3)%
General and administrative	5,837	8,451	(2,614)	(30.9)%
Depreciation and amortization	9,683	9,326	357	3.8%
Impairment of goodwill	82,000	—	82,000	—
Acquisition related costs	52	407	(355)	(87.3)%
Restructuring costs	2,691	322	2,369	736.2%

Total operating expenses	$122,500	$45,620	$76,880	168.5%

Total operating expenses increased by $76.9 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The increase was primarily a result of the goodwill impairment charge in the current year and restructuring costs partially offset by reductions in labor related expenses, bad debt and outside services as well as an increase in software and database capitalization.
▪	Sales and marketing — Sales and marketing expense consists primarily of salaries and commissions for our sales force, stock-based compensation expense, marketing expenses and an allocation of overhead expenses including facilities and IT costs. Sales and marketing expenses decreased by $3.5 million, or 21.9%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease was primarily the result of a reduction of $2.5 million of labor related expenses, $0.3 million in travel, $0.2 million in outside services and $0.3 million of lower bad debt expense.

▪	Product development — Product development expense consists primarily of salaries, stock-based compensation expense, outside services and an allocation of overhead expenses, including facilities and IT costs. Product development expense decreased $1.4 million, or 12.3%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease was primarily the result of reduction of $0.8 million in labor related costs and $0.2 million in outside services as well as a $0.3 million increase in software and database capitalization.

▪	General and administrative — General and administrative expense primarily consists of salaries and bonuses; stock-based compensation expense; facility costs; finance, human resource and legal services; IT support and telecommunication costs. General and administrative expenses decreased by $2.6 million, or 30.9%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease is primarily the result of a reduction of $0.3 million in labor related costs, $0.5 million in legal and outside services, as well as the non-recurrence of $1.9 million of costs related to strategic initiatives in the prior year.

▪	Depreciation and amortization — Depreciation and amortization expense consists of depreciation of our fixed assets and amortization of our intangible assets. Depreciation and amortization is not allocated to our segments. Depreciation and amortization expense was $9.7 million for the three months ended March 31, 2009 compared to $9.3 million for the three months ended March 31, 2008. The increase resulted primarily from the amortization of the additional $36.0 million of intangible assets associated with the acquisition of Eclipse.

▪	Impairment of goodwill — Due to the continuing global economic uncertainty and credit crisis and the significant decrease in the level of overall spending, including spending in the vertical markets that we serve, we determined it necessary to evaluate goodwill for impairment as of December 31, 2008. We account for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, we completed step two of our impairment analysis during the three months ended March 31, 2009, and recorded an additional $82.0 million of goodwill impairment charges, comprised of $59.5 million related to Hardlines and Lumber and $29.5 million related to Automotive.

Goodwill is tested for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Our annual testing through fiscal year 2008 indicated no impairment of goodwill had occurred. However, the continuing global economic uncertainty and credit crisis have negatively impacted the level of overall spending, including spending in the vertical markets that we serve. As a result, we determined it necessary to evaluate goodwill for impairment as of December 31, 2008. In accordance with SFAS No. 142, we completed step one of the impairment analysis for each of our reporting units and concluded that as of December 31, 2008, the fair value of our Hardlines and Lumber and our Automotive reporting units was below their respective carrying values, including goodwill. As such, step two of the impairment test was initiated in accordance with SFAS No. 142. We were unable to complete the step two analysis prior to filing our condensed consolidated financial statements for the three months ended December 31, 2008, due to its time consuming nature and the complexities of determining the implied fair value of goodwill for each of these reporting units, but based on the work performed as of the filing date of our quarterly report for that period, we recorded an estimated goodwill impairment charge of $25.0 million, comprised of $18.5 million related to Hardlines and Lumber and $6.5 million related to Automotive. As discussed above, during the three months ended March 31, 2009, we completed the step two analysis and recorded an additional $82.0 million of goodwill impairment charges. We will not be required to make any current or future cash payments as a result of these impairment charges. As mentioned above, goodwill is tested for impairment on an annual basis as of July 1. We will continue to monitor whether conditions exist that indicate additional potential impairment has occurred. If such conditions exist, we may be required to record additional impairments in the future and such impairments, if any, may be material. See Note 4 to our unaudited condensed consolidated financial statements for additional information about our goodwill impairment.

▪	Acquisition related costs — Acquisition related costs for the three months ended March 31, 2009 and 2008 were $0.1 million and $0.4 million, respectively, which primarily included consulting fees and other professional services incurred in connection with systems integration activities related to Eclipse.

▪	Restructuring costs — During the three months ended March 31, 2009 and 2008, our management approved additional restructuring actions primarily related to eliminating certain employee positions and consolidating certain excess facilities with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded a charge of approximately $2.7 million and $0.3 million, respectively, related to these actions.

Interest expense
Interest expense for the three months ended March 31, 2009 was $9.7 million compared to $14.2 million for the three months ended March 31, 2008. The decrease in interest expense was primarily a result of the reduction in our outstanding debt as a result of principal payments and repurchases of our existing debt made in the past six months totaling approximately $39.2 million as well as lower interest rates in the three months ended March 31, 2009 compared to the same period in 2008.
Gain on retirement of debt
During the three months ended March 31, 2009, we repurchased approximately $35.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $21.2 million (including accrued interest of $1.0 million). In connection with the debt repurchase, we wrote off deferred financing costs and other transaction fees of $1.2 million. As a result of these repurchases we recorded a gain on retirement of debt in the amount of $14.3 million. Pursuant to the American Recovery and Reinvestment Act of 2009, we have elected to defer payment of the income taxes associated with these gains until they are paid ratably from 2014 to 2018.
Other income (expense), net
Other income (expense), net primarily consists of interest income, foreign currency gains or losses and gains or losses on marketable securities. Other income (expense), net for the three months ended March 31, 2009 was a loss of $0.3 million compared to income of $0.5 million for the three months ended March 31, 2008.
Income tax expense
We recognized income tax expense of $8.9 million, or 14.7% of pre-tax loss, for the three months ended March 31, 2009 compared to an income tax expense of $0.0 million, or 280.0% of pre-tax loss, in the comparable period in 2008. The increase in income tax expense is due to higher pre-tax income (after giving effect to the non-deductible goodwill impairment charge) during the three months ended March 31, 2009. Our effective tax rate for the three months ended March 31, 2009 differed from the statutory rate primarily due to the non-deductible goodwill impairment charge and state taxes, net of U.S. income tax benefit. See Note 7 to our unaudited condensed consolidated financial statements for additional information about income taxes.
Contribution margin
The results of the reportable segments are derived directly from our management reporting system. The results are based on our method of internal reporting and are not necessarily in conformity with GAAP. Our management measures the performance of each segment based on several metrics, including contribution margin as defined below, which is not a financial measure calculated in accordance with GAAP. Asset data is not reviewed by our management at the segment level and therefore is not included.
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
Certain of our operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include sales and marketing costs other than direct sales and marketing, general and administrative costs, such as legal and finance, stock-based compensation expense, depreciation and amortization of intangible assets, impairment of goodwill, acquisition related costs, restructuring costs, gain on retirement of debt, interest expense, and other income (expense).
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

Contribution margin for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008	Variance $	Variance %
Hardlines and Lumber	$11,874	$7,300	$4,574	62.7%
Wholesale Distribution	16,441	16,824	(383)	(2.3)%
Automotive	6,954	7,869	(915)	(11.6)%
Other	556	896	(340)	(37.9)%

Total contribution margin	$35,825	$32,889	$2,936	8.9%

▪	Hardlines and Lumber contribution margin — The contribution margin for Hardlines and Lumber increased $4.6 million despite the revenue decrease of $2.9 million. The increase in contribution margin was primarily attributed to improved hardware equipment and installation margins; professional service utilization; support price increases; and aggressive cost management of labor related costs, outside services and travel.

▪	Wholesale Distribution contribution margin — The contribution margin for Wholesale Distribution decreased by $0.4 million primarily as the result of $2.9 million in lower revenues, which drove lower gross margins. The revenue decrease was attributed to reduced system revenue as a result of the economic downturn partially offset by support price increases. The revenue reduction impact on contribution margin was largely offset by aggressive cost management in labor related costs.

▪	Automotive contribution margin — The contribution margin for Automotive decreased by $0.9 million primarily due to $3.4 million of lower revenues which drove lower gross margins. The revenue decrease was attributed to reduced system revenue, primarily due to the weak economy, extended sales cycles and the transition to new platforms as well as a reduction in services revenue primarily as a result of the known attrition of a major customer, General Parts, Inc., and lower retention rates as a result of the global economic downturn. The revenue reduction impact on contribution margin was partially offset by lower labor related costs, additional database capitalization and lower bad debt expense.

▪	Other contribution margin — The contribution margin for Other decreased by $0.3 million, primarily due to $2.8 million in reduced revenues as a result of a slow down in planned migrations by our customers to new systems due to Hewlett-Packard’s continued support of one of its legacy systems through 2010. The revenue reduction was largely offset by reduced labor related costs and outside services.
The reconciliation of total segment contribution margin to our consolidated loss before income taxes for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008
Segment contribution margin	$35,825	$32,889
Corporate and unallocated costs	(5,679)	(8,286)
Stock-based compensation expense	(831)	(890)
Depreciation and amortization	(9,683)	(9,326)
Impairment of goodwill	(82,000)	—
Acquisition related costs	(52)	(407)
Restructuring costs	(2,691)	(322)
Interest expense	(9,688)	(14,182)
Gain on retirement of debt	14,327	—
Other income (expense), net	(298)	509

Loss before income taxes	$(60,770)	$(15)

Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008
Total revenues
Our Hardlines and Lumber, Wholesale Distribution and Automotive segments accounted for approximately 35.6%, 41.1% and 20.1%, respectively, of our revenues during the six months ended March 31, 2009. This compares to the six months ended March 31, 2008, where our Hardlines and Lumber, Wholesale Distribution, and Automotive segments accounted for approximately 35.4%, 39.6% and 20.4%, respectively, of our revenues. See Note 10 to our unaudited condensed consolidated financial statements for further information on our segments, including a summary of our segment revenues and contribution margin.
The following table sets forth, for the periods indicated, our segment revenues by business management solution and the variance thereof:

	Six Months Ended March 31,
(in thousands)	2009	2008	Variance $	Variance %
Hardlines and Lumber revenues:
Systems	$27,146	$36,847	$(9,701)	(26.3)%
Services	41,249	40,045	1,204	3.0%

Total Hardlines and Lumber revenues	$68,395	$76,892	$(8,497)	(11.1)%

Wholesale Distribution revenues:
Systems	$28,265	$39,034	$(10,769)	(27.6)%
Services	50,657	46,850	3,807	8.1%

Total Wholesale Distribution revenues	$78,922	$85,884	$(6,962)	(8.1)%

Automotive revenues:
Systems	$5,894	$7,749	$(1,855)	(23.9)%
Services	32,791	36,475	(3,684)	(10.1)%

Total Automotive revenues	$38,685	$44,224	$(5,539)	(12.5)%

Other revenues:
Systems	$3,139	$6,899	$(3,760)	(54.5)%
Services	3,078	3,103	(25)	(0.8)%

Total Other revenues	$6,217	$10,002	$(3,785)	(37.8)%

Total revenues:
Systems	$64,444	$90,529	$(26,085)	(28.8)%
Services	127,775	126,473	1,302	1.0%

Total revenues	$192,219	$217,002	$(24,783)	(11.4)%

Total revenues for the six months ended March 31, 2009 decreased by $24.8 million, or 11.4%, compared to the six months ended March 31, 2008. The decrease in revenues over the comparable period a year ago is primarily a result of an overall decrease in systems sales as well as a decrease in services revenues in Automotive, partially offset by an increase in services revenues in Hardlines and Lumber and Wholesale Distribution.
▪	Hardlines and Lumber revenues — Hardlines and Lumber revenues decreased by $8.5 million, or 11.1%. The systems revenue decrease was attributed to a reduction in the volume of new system sales and the sale of additional products and modules, primarily as a result of our customers exercising caution on making capital expenditures both due to the weak economy and a slowing retail and residential housing environment. Services revenues increased primarily as a result of our price increases for support services.

▪	Wholesale Distribution revenues — Wholesale Distribution revenues decreased by $7.0 million, or 8.1%. The systems revenue decrease was substantially attributable to a reduction in the volume of new systems and the sale of additional products and modules, primarily due to the weak economy and extended customer sales cycles. Services revenue increased primarily as a result of our price increases for support services.

▪	Automotive revenues — Automotive revenues decreased by $5.5 million, or 12.5%. The systems revenue decrease was attributed to a reduction in the volume of new system sales and the sale of additional products and modules, primarily due to the weak economy and extended sales cycles as well as the transition to new platforms. Services revenue decreased primarily as a result of the known attrition of a major customer, General Parts, Inc., and lower retention rates as a result of the global economic downturn.
▪	Other revenues — Other revenues decreased $3.8 million, or 37.8%, driven primarily by lower systems sales as a result of a slow down in planned migrations by our customers to new systems due to Hewlett-Packard’s continued support of one of its legacy systems through 2010.
Total cost of revenues and gross margins as a percentage of revenues
The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues.

	Six Months ended March 31,
(in thousands)	2009	2008	Variance
Cost of systems revenues	$34,888	$51,655	$(16,767)
Systems gross margins	45.9%	42.9%

Cost of services revenues	$43,646	$46,779	$(3,133)
Services gross margins	65.8%	63.0%

Total cost of revenues	$78,534	$98,434	$(19,900)
Total gross margins	59.1%	54.6%
▪	Cost of systems revenues and systems gross margins — Cost of systems revenues decreased by $16.8 million primarily as a result of lower direct costs associated with lower overall systems revenues. System gross margins increased by 3.0 percentage points in the six months ended March 31, 2009 from the comparable period a year ago. The increase is primarily attributed to improved margins on hardware equipment and hardware installation, improved utilization of professional services personnel, as well as a mix shift to a higher concentration of wholesale distribution systems revenue.

▪	Cost of services revenues and services gross margins — Cost of services revenues decreased by $3.1 million primarily as a result of labor related cost reductions. Services gross margins increased by 2.8 percentage points in the six months ended March 31, 2009 from the comparable period a year ago as a result of service price increases and the reductions in labor related costs and outsourced support costs.
Total operating expenses
The following table sets forth, for the periods indicated, operating expenses and the variance thereof:

	Six Months Ended March 31,
(in thousands)	2009	2008	Variance $	Variance %
Sales and marketing	$27,598	$32,527	$(4,929)	(15.2)%
Product development	19,814	23,136	(3,322)	(14.4)%
General and administrative	11,567	15,947	(4,380)	(27.5)%
Depreciation and amortization	19,388	17,921	1,467	8.2%
Impairment of goodwill	107,000	—	107,000	—
Acquisition related costs	228	658	(430)	(65.3)%
Restructuring costs	4,449	490	3,959	807.9%

Total operating expenses	$190,044	$90,679	$99,365	109.6%

Total operating expenses increased by $99.4 million, or 109.6%, for the six months ended March 31, 2009, compared to the six months ended March 31, 2008. The increase was driven primarily by the impairment of goodwill and restructuring costs as well as increases in amortization offset by reductions in labor related expenses, travel, bad debt and outside services.
▪	Sales and marketing — Sales and marketing expense decreased by $4.9 million, or 15.2%, for the six months ended March 31, 2009 compared to the six months ended March 31, 2008. The decrease was primarily the result of a reduction of $3.3 million in labor related expenses, $1.0 million of bad debt expense, $0.3 million in travel, and $0.2 million in outside services.

▪	Product development — Product development expense decreased $3.3 million, or 14.4%, for the six months ended March 31, 2009 compared to the six months ended March 31, 2008. The decrease was primarily the result of a reduction of $2.2 million in labor related costs, $0.3 million in outside services as well as a $0.6 million increase in software and database capitalization.

▪	General and administrative — General and administrative expense decreased by $4.4 million, or 27.5%, for the six months ended March 31, 2009 compared to the six months ended March 31, 2008. The decrease is primarily the result of a reduction of $1.3 million in labor related costs, $0.7 million in reduced legal fees and outside services as well as a $0.3 million one-time insurance cost reduction and the non-recurrence of $2.2 million of costs related to strategic initiatives in the prior year.

▪	Depreciation and amortization — Depreciation and amortization expense was $19.4 million for the six months ended March 31, 2009 compared to $17.9 million for the six months ended March 31, 2008. The increase resulted primarily from the amortization of the additional $36.0 million of intangible assets associated with the acquisition of Eclipse.

▪	Impairment of goodwill —Due to the continuing global economic uncertainty and credit crisis and the significant decrease in the level of overall spending, including spending in the vertical markets that we serve, we determined it necessary to evaluate goodwill for impairment as of December 31, 2008. We account for goodwill in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, we recorded a goodwill impairment charge of $107.0 million, comprised of $78.0 million related to Hardlines and Lumber and $29.0 million related to Automotive, during the six months ended March 31, 2009.

Goodwill is tested for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Our annual testing through fiscal year 2008 indicated no impairment of goodwill had occurred. However, the continuing global economic uncertainty and credit crisis have negatively impacted the level of overall spending, including spending in the vertical markets that we serve. As a result, we determined it necessary to evaluate goodwill for impairment as of December 31, 2008. In accordance with SFAS No. 142, we completed step one of the impairment analysis for each of our reporting units and concluded that as of December 31, 2008, the fair value of our Hardlines and Lumber and our Automotive reporting units was below their respective carrying values, including goodwill. As such, step two of the impairment test was initiated in accordance with SFAS No. 142. We were unable to complete the step two analysis prior to filing our condensed consolidated financial statements for the three months ended December 31, 2008, due to its time consuming nature and the complexities of determining the implied fair value of goodwill for each of these reporting units, but based on the work performed as of the filing date of our quarterly report for that period, we recorded an estimated goodwill impairment charge of $25.0 million, comprised of $18.5 million related to Hardlines and Lumber and $6.5 million related to Automotive. During the three months ended March 31, 2009, we completed the step two analysis and recorded an additional $82.0 million of goodwill impairment charges comprised of $59.5 million related to Hardlines and Lumber and $22.5 million related to Automotive. We will not be required to make any current or future cash payments as a result of these impairment charges. As mentioned above, goodwill is tested for impairment on an annual basis as of July 1. We will continue to monitor whether conditions exist that indicate additional potential impairment has occurred. If such conditions exist, we may be required to record additional impairments in the future and such impairments, if any, may be material. See Note 4 to our unaudited condensed consolidated financial statements.

▪	Acquisition related costs — Acquisition related costs for the six months ended March 31, 2009 and 2008 were $0.2 million and $0.7 million, respectively, which primarily included consulting fees and other professional services incurred in connection with systems integration activities related to Eclipse.

▪	Restructuring costs — During the six months ended March 31, 2009 and 2008, our management approved additional restructuring actions primarily related to eliminating certain additional employee positions and consolidating certain excess facilities with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded a charge of approximately $4.4 million and $0.5 million, respectively, related to these actions.
Interest expense
Interest expense for the six months ended March 31, 2009 was $22.7 million compared to $27.9 million for the six months ended March 31, 2008. The decrease in interest expense was primarily a result of the reduction in our outstanding debt as a result of principal payments and repurchases of our existing debt made in the past six months totaling approximately $39.2 million as well as lower interest rates in the six months ended March 31, 2009 compared to the same period in 2008.

Gain on retirement of debt
During the six months ended March 31, 2009, we repurchased approximately $35.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $21.2 million (including accrued interest of $1.0 million). In connection with the debt repurchase, we wrote off deferred financing costs and other transaction fees of $1.2 million. As a result of these repurchases we recorded a gain on retirement of debt in the amount of $14.3 million. Pursuant to the American Recovery and Reinvestment Act of 2009, we have elected to defer payment of the income taxes associated with these gains until they are paid ratably from 2014 to 2018.
Other income (expense), net
Other income (expense), net for the six months ended March 31, 2009 was a loss of $0.6 million compared to income of $1.1 million for the six months ended March 31, 2008.
Income tax expense
We recognized income tax expense of $9.1 million, or 10.7% of pre-tax loss, for the six months ended March 31, 2009 compared to an income tax expense of $0.6 million, or 50.8% of pre-tax income, in the comparable period in 2008.  The increase in income tax expense is primarily due to higher pre-tax income (after giving effect to the non-deductible goodwill impairment charge) during the six months ended March 31, 2009.   Our effective tax rate for the six months ended March 31, 2009 differed from the statutory rate primarily due to the non-deductible goodwill impairment charge and state taxes, net of U.S. income tax benefit.  See Note 7 to our unaudited condensed consolidated financial statements for additional information about income taxes.
Contribution margin
The results of the reportable segments are derived directly from our management reporting system. The results are based on our method of internal reporting and are not necessarily in conformity with GAAP. Our management measures the performance of each segment based on several metrics, including contribution margin as defined below, which is not a financial measure calculated in accordance with GAAP. Asset data is not reviewed by our management at the segment level and therefore is not included.
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
Certain of our operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include sales and marketing costs other than direct sales and marketing, general and administrative costs, such as legal and finance, stock-based compensation expense, depreciation and amortization of intangible assets, impairment of goodwill, acquisition related costs, restructuring costs, gain on retirement of debt, interest expense, and other income (expense).
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
Contribution margin for the six months ended March 31, 2009 and 2008 is as follows:

	Six Months Ended March 31,
(in thousands)	2009	2008	Variance $	Variance %
Hardlines and Lumber	$20,779	$16,263	$4,516	27.8%
Wholesale Distribution	30,849	32,588	(1,739)	(5.3)%
Automotive	13,736	15,111	(1,375)	(9.1)%
Other	2,477	684	1,793	262.1%

Total contribution margin	$67,841	$64,646	$3,195	4.9%

▪	Hardlines and Lumber contribution margin — The contribution margin for Hardlines and Lumber increased $4.5 million despite the revenue decrease of $8.5 million. The increase in contribution margin was primarily attributed to improved hardware equipment and installation margins; professional service utilization; support price increases; and aggressive cost management of labor related costs, outside services and travel.

▪	Wholesale Distribution contribution margin — The contribution margin for Wholesale Distribution decreased by $1.7 million primarily as the result of $7.0 million in lower revenues, which drove lower gross margins. The revenue decrease was attributed to reduced systems revenue as a result of economic downturn partially offset by our support price increases. The revenue reduction impact on contribution margin was largely offset by aggressive cost management in labor related costs.

▪	Automotive contribution margin — The contribution margin for Automotive decreased by $1.4 million primarily due to $5.5 million of lower revenues, which drove lower gross margins. The systems revenue decrease was attributed to a reduction in the volume of new system sales and the sale of additional products and modules, primarily due to the weak economy and extended sales cycles as well as the transition to new platforms. Services revenue decreased primarily as a result of the known attrition of a major customer, General Parts, Inc., and lower retention rates as a result of the global economic downturn. The revenue reduction impact on contribution margin was partially offset by an increase in database capitalization, reduced labor related costs and lower bad debt expense.

▪	Other contribution margin — The contribution margin for Other increased by $1.8 million, primarily due to reduced labor costs and outside services, which offset the $3.8 million in reduced revenues as a result of a slow down in planned migrations by our customers to new systems due to Hewlett-Packard’s continued support of one of its legacy systems through 2010.
The reconciliation of total segment contribution margin to our consolidated income before income taxes for the six months ended March 31, 2009 and 2008 is as follows:

	Six Months Ended March 31,
(in thousands)	2009	2008
Segment contribution margin	$67,841	$64,646
Corporate and unallocated costs	(11,241)	(15,916)
Stock-based compensation expense	(1,894)	(1,772)
Depreciation and amortization	(19,388)	(17,921)
Impairment of goodwill	(107,000)	—
Acquisition related costs	(228)	(658)
Restructuring costs	(4,449)	(490)
Interest expense	(22,676)	(27,872)
Gain on retirement of debt	14,327	—
Other income (expense), net	(627)	1,073

Income (loss) before income taxes	$(85,335)	$1,090

Change in Contractual Obligations
As a result of the repurchase of approximately $35.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $21.2 million (including accrued interest) during the three months ended March 31, 2009, our debt obligations reduced by $35.7 million. As of March 31, 2009, $139.3 million in principal amount of our senior subordinated notes remains outstanding, full repayment of which is due by May 2, 2016.
Liquidity and Capital Resources
Overview
Our principal liquidity requirements are for working capital, capital expenditures and debt service. Our ability to service our indebtedness will depend on our ability to generate cash in the future.
Our cash and cash equivalents balance at March 31, 2009 was $63.0 million. As of March 31, 2009, we had $577.9 million in outstanding indebtedness comprised primarily of $418.6 million aggregate principal amount of a senior secured term loans (including an incremental term loan) due 2013 pursuant to our senior secured credit agreement, $20.0 million aggregate principal amount of loans due 2011 pursuant to our revolving credit facility and $139.3 million aggregate principal amount of senior subordinated notes due 2016. As previously discussed and as further discussed below, during the three months ended March 31, 2009, we repurchased approximately $35.7 million aggregate principal amount of our senior subordinated notes resulting in gain on retirement of debt of $14.3 million.
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
On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. A Lehman Brothers subsidiary, Lehman Commercial Paper Inc. (“Lehman CPI”), is one of the lenders under our senior secured credit agreement, having provided a commitment of $7.0 million under the revolving credit facility, of which $3.5 million was outstanding at March 31, 2009. We have not requested any additional borrowing under the senior secured credit agreement subsequent to Lehman Brothers’ bankruptcy filing, and it is not certain whether Lehman CPI will participate in any future requests for funding or whether another lender might assume its commitment. We currently believe that the other lenders under our senior secured credit agreement, as well as our other financial counterparties, will be able to fulfill their respective obligations. There can be no assurance, however, that those other lenders or counterparties will not also experience a significant adverse event that could impact their abilities to fulfill their obligations to us.
We are required to repay installments on the loans under the term loan facility in quarterly principal amounts of 1.0% of their funded total principal amount for the first six years and nine months, with the remaining amount payable on the date that is seven years from the date of the closing of the senior secured credit facilities. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, on May 2, 2011. We are required each year, generally concurrent with the filing of our Annual Report on Form 10-K, to make a mandatory principal repayment equal to one-half of excess cash flow, as defined in the senior secured credit agreement, for the preceding fiscal year. Any mandatory repayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year. To date we have prepaid substantially all of the required amortized principal payments required under the senior secured credit facilities.
For the period ended September 30, 2006 and for the years ended September 30, 2007 and 2008, we repaid $1.9 million, $25.2 million and $15.8 million, respectively, in principal payments towards the term loans, which substantially reduced the future unamortized principal payments due per the amortization schedule. For the six months ended March 31, 2009, we repaid approximately $3.5 million in principal payments of which approximately $3.3 million represented the fiscal year 2008 mandatory repayment and approximately $0.2 million was a voluntary prepayment. Prior to fiscal year 2008, we did not make any mandatory repayments. Any future mandatory principal repayments will be dependent upon us generating excess cash flow, as defined in the senior secured credit agreement.
The borrowings under the senior secured credit agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank Trust Company Americas, and (2) the federal funds rate plus 1/2 of 1%; or (b) a reserve adjusted Eurodollar rate on deposits for periods of one-, two-, three-, or six-months (or, to the extent agreed to by each applicable lender, nine- or twelve-months or less than one month). The initial applicable margin for the borrowings is:
•	under the term loan, 1.00% with respect to base rate borrowings and 2.00% with respect to Eurodollar rate borrowings;
•	under the incremental term loan, 1.50% with respect to base rate borrowings and 2.50% with respect to Eurodollar rate borrowings; and
•	under the revolving credit facility, 1.25% with respect to base rate borrowings and 2.25% with respect to Eurodollar rate borrowings, which may be reduced subject to our attainment of certain leverage ratios.
In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios, none of which had been attained as of March 31, 2009. We must also pay customary letter of credit fees for issued and outstanding letters of credit. As of March 31, 2009, we had $0.3 million of letters of credit issued and outstanding.

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
Hedging and Derivative Instruments
At the time we entered into the senior secured credit agreement, we entered into four interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations and to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2007 and 2008, interest rate swaps with a notional amount of $25.0 million and $30.0 million, respectively, matured. As of March 31, 2009, we had outstanding interest rate swaps with a notional amount of $190.0 million. For the three and six months ended March 31, 2009, we recorded a credit to interest expense of $0.4 million and $0.5 million, respectively, representing cumulative ineffectiveness related to these interest rate swaps.
Senior Subordinated Notes due 2016
We have also issued $175.0 million aggregate principal amount of 9.5% senior subordinated notes due May 2, 2016. The notes were issued in a private transaction that was not subject to the registration requirements of the Securities Act. The notes subsequently were exchanged for substantially identical notes registered with the SEC, pursuant to a registration rights agreement entered into in connection with the indenture under which these notes were issued.
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

During the three months ended March 31, 2009, we repurchased approximately $35.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $21.2 million (including accrued interest of $1.0 million). In connection with the debt repurchase, we wrote off deferred financing costs and other transaction fees of $1.2 million. As a result of these repurchases we recorded a gain on retirement of debt in the amount of $14.3 million. The repurchased notes have been retired. As of March 31, 2009, senior subordinated notes representing $139.3 million in principal amount are outstanding. We and our subsidiaries, affiliates or significant stockholders may from time to time, in our sole discretion, purchase, repay, redeem or retire additional amounts of our outstanding debt or equity securities (including any publicly issued debt), in privately negotiated or open market transactions, by tender offer or otherwise.
Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008
Our net cash provided by operating activities for the six months ended March 31, 2009 and March 31, 2008 was $27.0 million and $23.6 million, respectively. After giving effect to the non-cash goodwill impairment charge and non-operating gain on retirement of debt impacting net loss in the six months ended March 31, 2009, the increase in cash flow provided by operating activities for the six months then ended compared to the prior year period was primarily due to deferred income taxes and changes in certain working capital items. Specifically, deferred income taxes provided $7.2 million more, accounts receivable provided $9.1 million less, prepaid expenses and other assets provided $3.1 more, deferred revenue provided $6.6 million more and accrued expenses and other liabilities provided $4.7 million less cash compared to the same period last year.
Our investing activities used net cash of $4.9 million and $6.3 million during the six months ended March 31, 2009 and 2008, respectively. The decrease in cash used in investing activities from the prior year was primarily due to a decrease in overall capital expenditures, partially offset by an increase in capitalized computer software and database costs. We purchased property and equipment of $0.8 million and $3.1 million and capitalized computer software and database development costs of $4.0 million and $3.2 million for the six months ended March 31, 2009 and 2008, respectively.
Our financing activities used cash of $23.9 million and $0.5 million for the six months ended March 31, 2009 and 2008, respectively. The increase in cash used in financing activities for the six months ended March 31, 2009 compared to the six months ended March 31, 2008 was primarily due to the repurchase of our senior subordinated notes for $20.2 million as well as payments on our senior secured term loan of $3.5 million in the current period.
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
Covenant Compliance
Under the senior secured credit agreement, we are required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financing conditions tests, which become increasingly stringent over the term of the senior secured credit facility. As of March 31, 2009, we are in compliance with the financial and non-financial covenants. Compliance with these covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. Based on our forecasts for the remainder of fiscal year 2009, which incorporate continued economic weakness in our business and our vertical markets, we currently anticipate that we will be able to meet or exceed these financial tests and covenants during this period. This expectation is based on continued cost cutting initiatives which we are implementing as well as our other cost and revenue expectations for the remainder of fiscal year 2009. Should the current economic recession cause our business or our vertical markets to deteriorate beyond our expectations or should our cost cutting initiatives prove insufficient we may not be able to satisfy these financial tests and covenants. In addition to these factors, our continued ability to meet those financial ratios and tests can be affected by other events beyond our control or risks in our business (see “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, filed with the SEC on December 19, 2008 and “Part II, Item 1A — Risk Factors” of this report). A breach of any of these covenants could result in a default, unless waived or cured, under the senior secured credit facilities, and our senior subordinated notes. In order to help ensure compliance with our covenants under our senior secured credit facilities we may take additional actions in the future, including implementing additional cost cutting initiatives, making additional repurchases of some of our debt or making further changes to our operations. In the event of a default of the financial covenants referred to above, we may (but no more than two times in four fiscal quarters) cure the default by raising equity capital from our existing investors in an amount sufficient to pass, but not to exceed, the financial covenant. While we believe that these additional remedies provide us with some additional flexibility in maintaining compliance with our tests and covenants, they do not assure us that we will not find ourselves in violation of these tests and covenants. Upon the occurrence of an event of default under the senior secured credit facilities, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. Any such acceleration would also result in a default under the indenture governing the senior subordinated notes. If this occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be available on terms that are acceptable to us, particularly given the current crisis in the debt market in which the general availability of credit is substantially reduced and the cost of borrowing is generally higher with more restrictive terms. Furthermore, if we are required to amend our senior secured credit agreement, we may be required to pay significant amounts to obtain a waiver or the lenders thereunder may require that interest rates applicable to our loans increase as a condition to agreeing to any such amendment.
We use consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), as further adjusted, a non-GAAP financial measure, to determine our compliance with certain covenants contained in our senior secured credit agreement and in the indenture governing our senior subordinated notes. For covenant calculation purposes, “adjusted EBITDA” is defined as consolidated net income (loss) adjusted to exclude interest, taxes, depreciation and amortization, and further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under our senior secured credit facilities and the indenture governing our senior subordinated notes. The breach of covenants in our senior secured credit agreement that are tied to ratios based on adjusted EBITDA could result in a default under that agreement and under our indenture governing the senior subordinated notes. Our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on adjusted EBITDA.
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
The following is a reconciliation of net income (loss), which is a GAAP measure of our operating results, to adjusted EBITDA (as described in our senior secured credit agreement and the indenture governing our senior subordinated notes, including related calculations) for the twelve months ended March 31, 2009 and 2008.

	Twelve Months Ended
	March 31,
(in thousands)	2009	2008
Net income (loss)	$(91,399)	$490
Acquisition costs	263	891
Deferred revenue purchase accounting adjustment	927	1,733

Adjusted net income (loss)	(90,209)	3,114
Interest expense	46,000	52,400
Income tax expense and other income-based taxes	13,794	6,910
Depreciation and amortization	38,721	33,319
Gain on retirement of debt	(14,327)	—
Non-cash charges (impairment charges and stock-based compensation expense)	110,410	3,722
Non-recurring cash charges and restructuring charges	8,333	2,852
Deferred compensation payments	237	446
Sponsor payments	132	103
Foreign exchange gain	330	(518)
Acquired company EBITDA	—	6,723
Pro- forma adjustments	367	1,466

Adjusted EBITDA	$113,788	$110,537

Our financial covenant requirements and ratios for the period ended March 31, 2009 were as follows:

	Covenant
	Requirements	Our Ratio
Senior Secured Credit Agreement (1)
Maximum consolidated total debt to adjusted EBITDA ratio	5.00x	4.59
Minimum adjusted EBITDA to consolidated interest expense	2.00x	2.63

Senior Subordinated Notes (2)
Minimum adjusted EBITDA to fixed charges ratio required to incur additional indebtedness pursuant to ratio provisions	2.00x	2.63

(1)	Our senior secured credit agreement requires us to maintain a consolidated total debt to adjusted EBITDA ratio of a maximum of 4.75x at the end of the fiscal year ending September 30, 2009, 4.50x by the end of the fiscal year ending September 30, 2010 and 3.75x by the end of the fiscal year ending September 30, 2011. Consolidated total debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $7.5 million. As of March 31, 2009, our consolidated total debt was $522.4 million, consisting of total debt other than certain indebtedness totaling $577.9 million, net of cash and cash equivalents in excess of $7.5 million totaling $55.5 million. We are also required to maintain a adjusted EBITDA to consolidated interest expense ratio of a minimum of 2.25x at the end of the fiscal year ending September 30, 2009, 2.50x by the end of the fiscal year ending September 30, 2010 and 2.75x by the end of the fiscal year ending September 30, 2011. Consolidated interest expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated. This would also constitute a default under the indenture governing the senior subordinated notes.

(2)	Our ability to incur additional indebtedness and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to adjusted EBITDA to fixed charges ratio of at least 2.00x, except that we may incur certain indebtedness and make certain restricted payments and certain permitted investments without regard to the ratio. Fixed charges is defined in the indenture governing the senior subordinated notes as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.
Recently Issued Accounting Pronouncements
Effective October 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, and its related amendments. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies to existing accounting pronouncements that require or permit fair value measurements. The Financial Accounting Standards Board (“FASB”) amended SFAS No. 157 by issuing FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classifications or Measurements under Statement 13, FSP 157-2, Effective Date of FASB Statement No. 157, and FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP 157-1 amends SFAS 157 to exclude SFAS 13, Accounting for Leases, and certain other lease-related accounting pronouncements. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are already recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. FSP 157-3 clarifies the application of SFAS 157 in determining the fair value of financial assets and liabilities in a market that is not active and provides examples to illustrate key considerations in determining such fair value. We concluded that FSP-1 and FSP-2 would not have an impact on our financial statements. FSP-3 was included in the implementation of SFAS 157. See Note 6 to our unaudited condensed consolidated financial statements for additional information regarding the adoption of SFAS No. 157.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about derivative and hedging activities. These disclosures should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. We adopted SFAS No. 161 on January 1, 2009. See Note 5 to our unaudited condensed consolidated financial statements for additional information regarding the required disclosures of our derivative instruments and hedging activities. This Statement does not impact the unaudited condensed consolidated statements of operations as it is disclosure only in nature.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
At March 31, 2009, we had $418.6 million aggregate principal amount outstanding of term loans due 2013 pursuant to our senior secured credit agreement, $139.3 million of 9.5% senior subordinated notes due 2016 and $20.0 million borrowings under our revolving credit facility due 2011. The term loans and the revolving credit facility bear interest at floating rates. In May 2006, we entered into four interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations and to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2008 and 2007, interest rate swaps with a notional amount of $30.0 million and $25.0 million, respectively, matured. As of March 31, 2009, we had outstanding interest rate swaps with a notional amount of $190.0 million. Giving effect to the interest rate swaps, a 0.25% increase in floating rates would increase our interest expense by $0.5 million annually. See “Hedging and Derivative Instruments” under Note 5 to our unaudited condensed consolidated financial statements, which section is incorporated herein by reference.
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
We monitor our foreign currency exposure and, from time to time, will attempt to reduce our exposure through hedging. At March 31, 2009, we had no foreign currency contracts outstanding.
Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC in its rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurances that the objectives of the control system are met. The design of a control system reflects resource constraints, and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, have been or will be detected.

PART II – OTHER INFORMATION
Item 1 — Legal Proceedings
We are a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to our operations. We do not believe that such proceedings and actions will, individually or in the aggregate, have a material adverse effect on our results of operations, financial condition or cash flows.
Item 1A — Risk Factors
Our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, filed with the SEC on December 19, 2008 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “Part I, Item 1A — Risk Factors.” Set forth below are certain changes from the risk factors previously disclosed in our Annual Report. You should carefully consider the risk factors discussed in this quarterly report and our Annual Report as well as the other information in this quarterly report. If any of the following risks or the risks discussed in the Annual Report occurs, our business, financial condition, results of operations and future growth prospects could suffer.
We have recorded a goodwill impairment charge and if our goodwill is further impaired in the future, we may record additional charges to earnings, which could adversely impact our results of operations.
Approximately $598.5 million of the purchase price paid in connection with our acquisition in May 2006 by affiliates of Hellman & Friedman LLC and certain other investors was allocated to acquired goodwill. Approximately $69.7 million of the purchase prices for Silk Systems and Eclipse was also allocated to acquired goodwill. In addition, in conjunction with the adoption of FIN No. 48 and the identification of additional pre-acquisition income tax liabilities, we recorded a decrease to goodwill of approximately $6.0 million. We also have intangible assets with a net carrying amount of $204.5 million as of March 31, 2009. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets must be assessed for impairment at least annually and potentially more frequently, when conditions exist or events occur that indicate the value of our goodwill and other intangible assets may be impaired. Due to the continuing global economic uncertainty and credit crisis and the significant decrease in the level of overall spending, including spending in the vertical markets that we serve, we determined it necessary to evaluate goodwill for impairment as of December 31, 2008. In accordance with SFAS No. 142, we completed step one of the impairment analysis for each of our reporting units and concluded that as of December 31, 2008, the fair value of our Hardlines and Lumber and our Automotive reporting units was below their respective carrying values, including goodwill. As such, step two of the impairment test was initiated in accordance with SFAS No. 142. We were unable to complete the step two analysis prior to filing our unaudited condensed consolidated financial statements for the three months ended December 31, 2008, due to its time consuming nature and the complexities of determining the implied fair value of goodwill for each of these reporting units, but based on the work performed as of the filing date of our quarterly report for that period, we recorded an estimated goodwill impairment charge of $25.0 million, comprised of $18.5 million related to Hardlines and Lumber and $6.5 million related to Automotive. During the three months ended March 31, 2009, we completed the step two analysis and recorded an additional $82.0 million of goodwill impairment charges comprised of $59.5 million related to Hardlines and Lumber and $22.5 million related to Automotive. We will not be required to make any current or future cash payments as a result of these impairment charges. See Note 4 to our unaudited condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein. In addition, a further significant and sustained decline in our expected future cash flows, a significant adverse change in the economic environment or slower growth rates could result in the need to perform additional impairment analysis under SFAS No. 142 in future periods. If we were to conclude that a future write down of our goodwill is necessary, then we would record the additional charges, which could materially adversely affect our financial position and results of operations.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3 — Defaults Upon Senior Securities
None.
Item 4— Submission of Matters to a Vote of Security Holders
None.

Item 5 — Other Information
We are filing a true, correct and complete copy of our Incentive Bonus Plan (the “IB Plan”) with this report on Form 10-Q. The version of this IB Plan filed as Exhibit 10.1 to our Current Report on Form 8-K (the Form 8-K”), filed with the SEC on February 27, 2009, contained an inadvertent error. No attempt has been made in this report to modify or update the disclosures made in the Form 8-K, except for the filing of the corrected IB Plan.
Item 6 — Exhibits
The exhibits to this report are as follows:

Incorporated by Reference
Date
of
Exhibit			File	First	Exhibit	Provided
Number	Exhibit Description	Form	Number	Filing	Number	Herewith
10.1*	Activant Solutions Inc. Incentive Bonus Plan	—	—	—	—	X

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Pervez A. Qureshi	—	—	—	—	X

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco	—	—	—	—	X

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Pervez A. Qureshi	—	—	—	—	X

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco	—	—	—	—	X

*	Represents a management contract or compensatory plan.

**	This certification is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVANT SOLUTIONS INC.

Date: May 13, 2009	By:	/s/ KATHLEEN M. CRUSCO

Kathleen M. Crusco
Senior Vice President and Chief Financial Officer
(Principal Financial and Duly Authorized Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit			File	Date of	Exhibit	Provided
Number	Exhibit Description	Form	Number	First Filing	Number	Herewith
10.1*	Activant Solutions Inc. Incentive Bonus Plan	—	—	—	—	X

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Pervez A. Qureshi	—	—	—	—	X

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco	—	—	—	—	X

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Pervez A. Qureshi	—	—	—	—	X

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco	—	—	—	—	X

*	Represents a management contract or compensatory plan.

**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.