Form 10-Q
period 2009-06-30
ACTIVANT SOLUTIONS INC /DE/
filed 2009-08-13
CIK 1059103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2009
Common Stock, par value $0.01 per share	10 shares

ACTIVANT SOLUTIONS INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

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
Some of the key factors that could cause actual results to differ from our expectations are:
•	the negative effect of the current credit crisis and unfavorable market conditions on our customers and on our business;

•	the financial crisis in the U.S. and global capital and credit markets;

•	our substantial indebtedness and our ability to incur additional indebtedness;

•	certain covenants in our debt documents, including covenants that require us to satisfy a maximum total leverage ratio and a minimum interest coverage ratio;

•	failure to anticipate or respond to our customers’ needs and requirements;

•	failure of our proprietary technology to support our customers’ future needs or it becoming obsolete;

•	failure to develop new relationships and maintain existing relationships with key industry participants and/or key customers and/or loss of significant customer revenues;

•	loss of recurring subscription service revenues;

•	failure to integrate and retain our senior management personnel;

•	failure of our Activant Eagle and Vision products to gain acceptance within the automotive parts aftermarket;

•	costs and difficulties of integrating recent and future acquisitions, including our acquisitions of Silk Systems and Intuit’s distribution software management division (Eclipse);

•	the amount of any future goodwill impairment charges due to the continuing global economic uncertainty and credit crisis;

•	changes in the manner or basis on which we receive third-party information used to maintain our electronic automotive parts and applications catalog;

•	failure by certain of our existing customers to upgrade to our current generation of systems;

•	failure to effectively compete;

•	substantial fluctuations in, or failure to maintain current systems sales levels of one-time sales of software licenses and hardware;

•	consolidation trends among our customers and consolidation trends in the market segments in which we operate;

•	failure to adequately protect our proprietary rights and intellectual property or limitations on the availability of legal or technical means of effecting such protection;

•	claims by third parties that we are infringing on their proprietary rights or other adverse claims;

•	defects or errors in our software or information services;

•	interruptions of our connectivity applications or catastrophic failure of our data center, telecommunications or information technology infrastructure;

•	claims for damages against us in the event of a failure of our customers’ systems;

•	fluctuations in the value of foreign currencies;

•	differing interests of debt security holders and our controlling stockholders or investors;

•	failure to maintain adequate financial and management processes and controls; and

•
the other factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2008, our subsequent quarterly reports and elsewhere in this report, including under Part II, Item 1A of this report.

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

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
ACTIVANT SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,
(in thousands, except share data)	2009	2008

ASSETS:
Current assets:
Cash and cash equivalents	$44,167	$64,789
Trade accounts receivable, net of allowance for doubtful accounts of $4,564 and $5,415 at June 30, 2009 and September 30, 2008, respectively	35,004	45,138
Inventories	5,809	5,310
Deferred income taxes	6,673	6,226
Income taxes receivable	—	1,186
Prepaid expenses and other current assets	6,499	5,124

Total current assets	98,152	127,773

Property and equipment, net	6,341	8,942
Intangible assets, net	198,895	217,058
Goodwill	551,218	662,209
Deferred financing costs	9,492	13,130
Other assets	3,208	2,172

Total assets	$867,306	$1,031,284

LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$16,375	$19,181
Payroll related accruals	15,444	15,020
Deferred revenue	34,248	32,518
Current portion of long-term debt	—	3,325
Accrued expenses and other current liabilities	16,835	15,484

Total current liabilities	82,902	85,528

Long-term debt	542,895	613,787
Deferred tax liabilities	51,965	54,028
Other liabilities	18,634	18,625

Total liabilities	696,396	771,968

Commitments and contingencies

Common Stock:
Par value $0.01 per share, 1,000 shares authorized, 10 shares issued and outstanding, at June 30, 2009 and September 30, 2008
Additional paid-in capital	256,798	254,148
Retained earnings (accumulated deficit)	(75,515)	11,355
Accumulated other comprehensive loss:
Unrealized loss on cash flow hedges	(8,518)	(5,585)
Cumulative translation adjustment	(1,855)	(602)

Total stockholder’s equity	170,910	259,316

Total liabilities and stockholder’s equity	$867,306	$1,031,284

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

Revenues:
Systems	$27,188	$40,440	$91,632	$130,969
Services	63,737	63,283	191,512	189,756

Total revenues	90,925	103,723	283,144	320,725

Cost of revenues (exclusive of depreciation and amortization of $4,272, $4,403, $13,332, and $12,408 for the three months ended June 30, 2009 and 2008 and nine months ended June 30, 2009 and 2008, respectively, included in amounts shown separately below):

Systems (Note 8)	15,627	22,365	50,515	74,020
Services (Note 8)	20,523	23,081	64,169	69,860

Total cost of revenues	36,150	45,446	114,684	143,880

Gross profit	54,775	58,277	168,460	176,845

Operating expenses:
Sales and marketing (Note 8)	13,338	15,356	40,936	47,883
Product development (Note 8)	9,453	10,774	29,267	33,910
General and administrative (Note 8)	6,058	8,211	17,625	24,158
Depreciation and amortization	9,348	9,640	28,736	27,561
Impairment of goodwill	—	—	107,000	—
Acquisition related costs	32	264	260	922
Restructuring costs	(40)	1,636	4,409	2,126

Total operating expenses	38,189	45,881	228,233	136,560

Operating income (loss)	16,586	12,396	(59,773)	40,285

Interest expense	(9,722)	(11,800)	(32,398)	(39,672)
Gain on retirement of debt	4,631	—	18,958	—
Other income (expense), net	21	469	(606)	1,542

Income (loss) before income taxes	11,516	1,065	(73,819)	2,155
Income tax expense	3,902	236	13,051	790

Net income (loss)	$7,614	$829	$(86,870)	$1,365

Comprehensive income (loss):
Net income (loss)	$7,614	$829	$(86,870)	$1,365
Unrealized gain (loss) on cash flow hedges	2,025	3,966	(2,933)	(2,686)
Foreign currency translation adjustment	290	(292)	(1,253)	(512)

Comprehensive income (loss)	$9,929	$4,503	$(91,056)	$(1,833)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
(in thousands)	2009	2008

Operating activities:
Net income (loss)	$(86,870)	$1,365
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill	107,000	—
Gain on retirement of debt	(18,958)	—
Loss on disposal of assets	19	—
Stock-based compensation expense	2,839	2,279
Depreciation	4,021	4,554
Amortization of intangible assets	24,715	23,007
Amortization of deferred financing costs	1,781	1,860
Provision for doubtful accounts	1,180	2,418
Deferred income taxes	(2,510)	(9,731)
Changes in assets and liabilities:
Trade accounts receivable	8,954	9,573
Inventories	(499)	393
Prepaid expenses and other assets	(1,225)	1,582
Accounts payable	(2,856)	(4,086)
Deferred revenue	1,730	2,314
Accrued expenses and other	1,608	37

Net cash provided by operating activities	40,929	35,565

Investing activities:
Purchases of property and equipment	(1,458)	(4,114)
Capitalized computer software and database costs	(6,552)	(4,912)

Net cash used in investing activities	(8,010)	(9,026)

Financing activities:
Repurchases of common stock	(189)	(13)
Payments on long-term debt	(13,512)	(563)
Repurchases of debt	(39,840)	—
Deferred financing costs	—	(117)

Net cash used in financing activities	(53,541)	(693)

Net change in cash and cash equivalents	(20,622)	25,846
Cash and cash equivalents, beginning of period	64,789	33,379

Cash and cash equivalents, end of period	$44,167	$59,225

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$38,288	$41,089
Cash paid during the period for income taxes (net of receipts)	$6,636	$6,952
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying condensed consolidated balance sheets as of June 30, 2009 and September 30, 2008 and the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended June 30, 2009 and 2008 and cash flows for the nine months ended June 30, 2009 and 2008 represent our financial position, results of operations and cash flows as of and for the periods then ended.
Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2009, actual results could differ from those estimates and operating results for the three and nine months ended June 30, 2009 are not necessarily indicative of the results that may be achieved for the fiscal year ending September 30, 2009. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.
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
In preparing the accompanying condensed consolidated financial statements, we have reviewed, as determined necessary by our management, events that have occurred after June 30, 2009, up until the issuance of the financial statements, which occurred on August 12, 2009. As of such date, our management was not aware of any subsequent events requiring additional disclosure.
NOTE 2 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2009, we adopted the Financial Accounting and Standards Board (“FASB”) Staff Position (“FSP”) No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments. FSP 107-1 extends the disclosure requirements under Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements of publicly traded companies as defined in APB Opinion No. 28, Interim Financial Reporting. FSP 107-1 was effective for interim reporting periods ending after June 15, 2009. See Note 6 to our unaudited condensed consolidated financial statements for required disclosures. This Statement does not impact the unaudited condensed consolidated statements of operations as it is disclosure only in nature.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 establishes the standards for accounting for and disclosure of subsequent events. It defines subsequent events as those events or transactions that occur after the balance sheet date, but before the financial statements are issued or available to be issued. The statement defines subsequent events as either recognized or non-recognized and requires the date through which an entity evaluates subsequent events be disclosed. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. We adopted SFAS No. 165 in June 2009. See Note 1 for additional information regarding subsequent events.
Effective October 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, and its related amendments. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies to existing accounting pronouncements that require or permit fair value measurements. The FASB amended SFAS No. 157 by issuing FSP 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classifications or Measurements under Statement 13, FSP 157-2, Effective Date of FASB Statement No. 157, FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, and FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP 157-1 amends SFAS 157 to exclude SFAS 13,

Accounting for Leases, and certain other lease-related accounting pronouncements. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are already recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. FSP 157-3 clarifies the application of SFAS 157 in determining the fair value of financial assets and liabilities in a market that is not active and provides examples to illustrate key considerations in determining such fair value. FSP 157-4 amends SFAS 157 to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset and liability. We concluded that FSP-1, FSP-2 and FSP-4 would not have an impact on our financial statements. FSP-3 was included in the implementation of SFAS 157. See Note 6 for additional information regarding the adoption of SFAS No. 157.
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
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations—a replacement of FASB Statement 141, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. We are in the process of evaluating this standard and therefore have not yet determined the impact, if any, it may have on our consolidated financial statements.
NOTE 3 — INVENTORIES
Inventories primarily consist of purchased parts and finished goods. Inventories are valued at the lower of cost or estimated fair market value with cost computed on an average cost basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. We record write downs for excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair market value based upon assumptions about future product life-cycles, product demand and market conditions. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
NOTE 4 — GOODWILL
The carrying amount of goodwill by reportable segment is as follows:

	June 30,	September 30,	September 30,
(in thousands)	2009	2008	2007
Hardlines and Lumber	$107,952	$186,480	$187,462
Wholesale Distribution	334,288	335,018	343,140
Automotive	99,214	128,534	129,350
Other	9,764	12,177	12,254

Total	$551,218	$662,209	$672,206

We account for goodwill in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is tested for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Our annual testing through fiscal year 2008 indicated no impairment of goodwill had occurred. However, the continuing global economic uncertainty and credit crisis have negatively impacted the level of overall spending, including spending in the vertical markets that we serve. As a result, we determined it necessary to evaluate goodwill for impairment as of December 31, 2008. In accordance with SFAS No. 142, we completed the impairment analysis for each of our reporting units and concluded that as of December 31, 2008, the fair value of our Hardlines and Lumber and our Automotive reporting units was below their respective carrying values, including goodwill. During the nine months ended June 30, 2009, we recorded a goodwill impairment charge of $107.0 million, comprised of $78.0 million related to Hardlines and Lumber and $29.0 million related to Automotive. For the purposes of this analysis, our estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. We will not be required to make any current or future cash payments as a result of these impairment charges. As mentioned above, goodwill is tested for impairment on an annual basis as of July 1. We will continue to monitor if conditions exist that indicate additional potential impairment has occurred. If such conditions exist, we may be required to record additional impairments in the future and such impairments, if any, may be material.
We also recorded other adjustments to goodwill during the nine months ended June 30, 2009, totaling $4.0 million as a result of resolving certain pre-acquisition tax liabilities. See Note 7 for further information.
NOTE 5 — DEBT
Long-term debt consisted of the following:

	June 30,	September 30,
(in thousands)	2009	2008
Senior secured term loan due 2013	$418,600	$422,112
Senior subordinated notes due 2016	114,295	175,000
Revolving credit facility due 2011	10,000	20,000

Total debt	542,895	617,112
Current portion	—	(3,325)

Long-term debt	$542,895	$613,787

Senior Secured Credit Agreement
We have a senior secured credit agreement that provides for (i) a seven-year term loan in the amount of $390.0 million, amortized at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after May 2, 2006, except such amortized loan payments that may otherwise be due are reduced dollar-for-dollar by any voluntary prepayments or mandatory repayments we make, with the balance payable on May 2, 2013, and (ii) a five-year revolving credit facility that permits loans in an aggregate amount of up to $40.0 million, which includes a $5.0 million letter of credit facility and a swing line facility. In addition, subject to certain terms and conditions, the senior secured credit agreement provides for one or more uncommitted incremental term loan and/or revolving credit facilities in an aggregate amount not to exceed $75.0 million. In August 2007, we borrowed the $75.0 million incremental term loan, which matures on May 2, 2013. At that time we also borrowed $20.0 million of the revolving credit facility. During the nine months ended June 30, 2009, we repaid $10.0 million in principal payments towards the revolving credit facility. Prior to fiscal year 2009, we did not make any principal repayments towards the revolving credit facility.
On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. A Lehman Brothers subsidiary, Lehman Commercial Paper Inc. (“Lehman CPI”), is one of the lenders under our senior secured credit agreement, having provided a commitment of $7.0 million under the revolving credit facility, of which $3.5 million was outstanding at June 30, 2009. We have not requested any additional borrowing under the senior secured credit agreement subsequent to Lehman Brothers’ bankruptcy filing, and it is not certain whether Lehman CPI will participate in any future requests for funding or whether another lender might assume its commitment.
In addition, another of our lenders under our senior secured credit agreement, The CIT Group/Equipment Financing Inc. (a CIT Group, Inc. (“CIT”) subsidiary), has publicly stated that it may need to seek bankruptcy protection. CIT reportedly sought and was unable to obtain U.S. government financial assistance in July of 2009 and many analysts have publicly expressed doubt as to whether it can avoid bankruptcy without such assistance. Regardless of whether it enters bankruptcy, it is not certain whether CIT will participate in any future requests for funding as a result of its financial difficulties. CIT Group/Equipment Financing Inc. has provided a commitment of $7.5 million, of which $1.5 million was outstanding as of June 30, 2009. We currently believe that the other lenders under our senior secured credit agreement, as well as our other financial counterparties, will be able to fulfill their respective obligations. There can be no assurance, however, that those other lenders or counterparties will not also experience a significant adverse event that could impact their abilities to fulfill their obligations to us.
We are required to repay installments on the loans under the term loan facility in quarterly principal amounts of 1.0% of their funded total principal amount for the first six years and nine months, with the remaining amount payable on the date that is seven years from the date of the closing of the senior secured credit agreement. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, on May 2, 2011. We are required each year, generally concurrent with the filing of our Annual Report on Form 10-K, to make a mandatory principal repayment equal to one-half of excess cash flow, as defined in the senior secured credit agreement, for the preceding fiscal year. Any mandatory repayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year. To date we have prepaid substantially all of the required amortized principal payments required under the senior secured credit agreement.

For the period ended September 30, 2006, and for the years ended September 30, 2007 and 2008, we repaid $1.9 million, $25.2 million and $15.8 million, respectively, in principal payments towards the term loans, which substantially reduced the future unamortized principal payments due per the amortization schedule. For the nine months ended June 30, 2009, we repaid approximately $3.5 million in principal payments of which approximately $3.3 million represented the fiscal year 2008 mandatory repayment and approximately $0.2 million was a voluntary prepayment. Prior to fiscal year 2008, we did not make any mandatory repayments. Any future mandatory principal repayments will be dependent upon us generating excess cash flow, as defined in the senior secured credit agreement.
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

•
under the revolving credit facility, 1.00% with respect to base rate borrowings and 2.00% with respect to Eurodollar rate borrowings, which may be reduced subject to our attainment of certain leverage ratios.

In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios, none of which had been attained as of June 30, 2009. We must also pay customary letter of credit fees for issued and outstanding letters of credit. As of June 30, 2009, we had $0.3 million of letters of credit issued and outstanding.
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
We account for these interest rate swaps as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We estimate the fair value of the interest rate swaps based on quoted prices and market observable data of similar instruments. If the interest rate swap agreements are terminated prior to maturity, the fair value of the interest rate swaps recorded in accumulated other comprehensive income (loss) (“OCI”) may be recognized in the condensed consolidated statements of operations based on an assessment of the agreements at the time of terminations. During the nine months ended June 30, 2009, we did not discontinue any interest rate swaps. The realized gains and losses on these instruments are recorded in earnings as adjustments to interest expense. The unrealized gains and losses are recognized in OCI. At June 30, 2009, cumulative net unrealized losses of approximately $14.1 million, before taxes, were recorded in OCI, of which an estimated $7.6 million are expected to be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying transaction. To the extent any of the interest rate swaps are deemed ineffective, a portion of the unrealized gains and losses is recorded in interest expense rather than OCI.
The following table summarizes the derivative-related activity, excluding taxes, in OCI for the nine months ended June 30, 2009:

(in thousands)
Unrealized loss in OCI as September 30, 2008	$(9,282)
Net decrease in fair value	(4,854)

Unrealized loss in OCI as June 30, 2009	$(14,136)

The following tables summarize the fair value and realized and unrealized gains (losses) of the interest rate swaps as of and for the nine months ended June 30, 2009:

Fair Value of Derivative Instruments
		Derivative Assets		Derivative Liabilities
		Location in the		Location in the
		Condensed		Condensed
	Notional	Consolidated		Consolidated
(in thousands)	Amount	Balance Sheet	Fair Value	Balance Sheet	Fair Value

Interest rate swaps due 2009	$ 50,000	Prepaid expenses and other current assets	$ —	Accrued expenses and other current liabilities	$ (1,130)
Interest rate swaps due 2011	$140,000	Other assets	$ —	Other liabilities	$(13,006)

Effect of Derivative Instruments on Condensed Consolidated Statements of Operations
			Loss recognized in	Gain/(Loss) reclassified from OCI into
	Loss recognized in earnings (1)		OCI	earnings (2)
	Location	Amount	Amount	Location	Amount

Interest rate swaps	Interest expense	$(4,924)	$(4,854)	Interest expense	$ —

(1)	Includes amounts related to periodic settlements required under our derivative contracts.

(2)	Represents ineffectiveness related to the interest rate swaps.
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
During the three months ended June 30, 2009, we repurchased approximately $25.0 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $19.9 million (including accrued interest of $0.3 million). In connection with the debt repurchase, we wrote off deferred financing costs and other transaction fees of $0.8 million. As a result of these repurchases we recorded a gain on retirement of debt in the amount of $4.6 million. During the nine months ended June 30, 2009, we repurchased approximately $60.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $41.1 million (including accrued interest of $1.3 million). In connection with the debt repurchase, we wrote off deferred financing costs and other transaction fees of $1.9 million. As a result of these repurchases we recorded a gain on retirement of debt in the amount of $19.0 million. Pursuant to the American Recovery and Reinvestment Act of 2009, we have elected to defer payment of the income taxes associated with these gains until they are paid ratably from 2014 to 2018. The repurchased notes have been retired. As of June 30, 2009, senior subordinated notes representing $114.3 million in principal amount were outstanding. Subject to the restrictions and limitations set forth under the senior secured credit agreement and the indenture governing the senior subordinated notes, we and our subsidiaries, affiliates or significant stockholders may from time to time purchase, repay, redeem or retire additional amounts of our outstanding debt or equity securities (including any publicly issued debt), in privately negotiated or open market transactions, by tender offer or otherwise.
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
The terms of the senior secured credit agreement and the indenture governing the senior subordinated notes restrict certain activities by us, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets and transactions with affiliates. In addition, the senior secured credit agreement requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The senior secured credit agreement and the indenture also contain certain customary affirmative covenants and events of default. At June 30, 2009, we were in compliance with all of the senior secured credit agreement’s and the indenture’s covenants.
Compliance with these covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. Based on our forecasts for the remainder of fiscal year 2009, which incorporate continued economic weakness in our business and our vertical markets, we currently anticipate that we will be able to meet or exceed these financial tests and covenants during this period. This expectation is based on our cost and revenue expectations for the remainder of fiscal year 2009. Should the current economic recession cause our business or our vertical markets to deteriorate beyond our expectations or should our cost cutting initiatives prove insufficient we may not be able to satisfy these financial tests and covenants.
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
•	Level 1 — uses quoted prices in active markets for identical assets or liabilities we have the ability to access.

•
Level 2 — uses observable inputs other than quoted prices in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment
Our Level 1 assets and liabilities consist of cash equivalents, which are primarily invested in money market funds, deferred compensation assets, which consist of corporate-owned life insurance policies that are valued at their net surrender value, and deferred compensation liabilities, valued based on various publicly traded mutual funds. These assets and liabilities are classified as Level 1 because they are valued using quoted prices and other relevant information generated by market transactions involving identical assets and liabilities.
We use derivative financial instruments, specifically interest rate swaps, for non-trading purposes. We entered into interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations arising from previously un-hedged interest payments associated with floating rate debt. We account for the interest rate swaps discussed above under Note 5 as cash flow hedges. Derivative contracts with negative net fair values are recorded in other liabilities. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. We have determined that our derivative valuation in its entirety should be classified as Level 2.
In compliance with SFAS No. 157, we record adjustments to appropriately reflect our nonperformance risk and the respective counterparty’s nonperformance risk in our fair value measurements. As of June 30, 2009, we have assessed the significance of the impact of nonperformance risk on the overall valuation of our derivative position and have determined that it is not significant to the overall valuation of the derivatives.

The fair value of our cash equivalents, deferred compensation plan assets and liabilities and interest rate swaps was determined using the following inputs as of June 30, 2009:

	Quoted Prices in
	Active Markets for	Significant	Significant
	Identical Assets	Other Observable	Unobservable
	and Liabilities	Inputs	Inputs	Total
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets:
Cash equivalents (1)	$25,657	$—	$—	$25,657
Deferred compensation plan assets (2)	2,540	—	—	2,540

Liabilities:
Interest rate swap due 2009(3)	—	(1,130)	—	(1,130)
Interest rate swap due 2011(4)	—	(13,006)	—	(13,006)
Deferred compensation plan liabilities(4)	(1,848)	—	—	(1,848)

Total	$26,349	$(14,136)	$—	$12,213

(1)	Included in cash and cash equivalents in our condensed consolidated balance sheet as of June 30, 2009.

(2)	Included in other assets in our condensed consolidated balance sheet as of June 30, 2009.

(3)	Included in accrued expenses and other current liabilities in our condensed consolidated balance sheet as of June 30, 2009.

(4)	Included in other liabilities in our condensed consolidated balance sheet as of June 30, 2009.
Other Financial Assets and Liabilities
Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, trade accounts receivable, accounts payable and accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.
Long-term debt, including current-portion of long-term debt, as of June 30, 2009 had a carrying amount of $542.9 million and fair value of $518.9 million. As of September 30, 2008 long-term debt, including current-portion of long-term debt, had a carrying amount of $617.1 million and fair value of $607.1 million. The carrying amount is based on interest rates available upon the date of the issuance of debt. The carrying amount of long-term debt is reported in the condensed consolidated balance sheets. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.
NOTE 7 — INCOME TAXES
We recorded a provision for income tax expense of $3.9 million and $13.1 million for the three and nine months ended June 30, 2009, respectively. For the three and nine months ended June 30, 2008, we recorded a provision for income tax expense of $0.2 million and $0.8 million, respectively. This tax provision was derived by applying an estimated worldwide effective tax rate against consolidated income before income taxes for the three and nine months ended June 30, 2009 and 2008. The estimated worldwide effective tax rate contemplated estimated variances from the U.S. federal statutory rate for the fiscal year ending September 30, 2009, including the impact of permanently non-deductible expenses, estimated changes in valuation allowances against deferred tax assets, and state income taxes. The provision for income tax was further adjusted by period events occurring during the nine months ended June 30, 2009 including the impairment of goodwill and unrecognized tax benefits per FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”.
Our balance sheet included unrecognized tax benefits of approximately $2.3 million as of June 30, 2009 and $6.0 million as of September 30, 2008. The decrease was a result of the conclusion of our recently completed U.S. federal tax examination on our 2004 through 2007 tax years resulting in a significant portion of these unrecognized tax benefits being recorded as an adjustment to goodwill. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $1.3 million as of June 30, 2009 and $1.0 million as of September 30, 2008.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The balance of accrued interest and penalties was approximately $0.3 million and $0.5 million as of June 30, 2009 and September 30, 2008, respectively.
As of June 30, 2009, we believe it is reasonably possible that total unrecognized tax benefits will decrease by approximately $0.6 million within the following twelve months with the expiration of statute of limitations in various jurisdictions.
We are subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of June 30, 2009, we are no longer subject to examination by U.S. federal taxing authorities for fiscal years prior to 2008. The company remains subject to examination by state and foreign jurisdictions for various periods prior to June 30, 2009.

NOTE 8 — EMPLOYEE STOCK PLANS
Stock-based Compensation Expense
The following table summarizes stock-based compensation expense recorded under SFAS 123(R), Share-Based Payment, for the three and nine months ended June 30, 2009 and 2008 and its allocation within the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Cost of revenues
Systems	$8	$6	$26	$22
Services	68	32	164	173
Operating expenses
Sales and marketing	183	194	585	612
Product development	76	71	224	215
General and administrative	610	204	1,840	1,257

Total	$945	$507	$2,839	$2,279

We also recognized a total income tax benefit in the condensed consolidated statements of operations and comprehensive income (loss) related to the total stock-based compensation expense amounts above, of approximately $0.4 million, $1.1 million, $0.2 million, and $0.9 million for the three and nine months ended June 30, 2009 and 2008, respectively.
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
The fair value of each award granted from the Activant Group Inc. 2006 Stock Incentive Plan (the “2006 Option Plan”), during the three and nine months ended June 30, 2009 and 2008, was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Expected term	6.66 years	6.66 years	6.66 years	6.66 years
Expected volatility	76.00%	50.00%	72.69%	50.00%
Expected dividends	0.00%	0.00%	0.00%	0.00%
Risk-free rate	2.56%	3.21%	1.73%	3.20%
The weighted-average estimated grant date fair value, as defined by SFAS No. 123(R), for the employee stock options granted under the 2006 Option Plan during the nine months ended June 30, 2009 and 2008 were $3.04 per share and $2.42 per share, respectively.
NOTE 9 — RESTRUCTURING COSTS
During the nine months ended June 30, 2009, our management approved additional restructuring plans for eliminating certain employee positions and consolidating certain excess facilities with the intent to streamline and focus our operations and to more properly align our cost structure with current business conditions and our projected future revenue streams. These plans included the elimination of approximately 250 employee positions and the consolidation of space within multiple facilities locations. As of June 30, 2009, substantially all of the affected employees had been notified and terminated, and all of the facilities consolidations had been completed. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded a credit to restructuring charges of less than $0.1 million and restructuring charges of approximately $4.4 million for the three and nine months ended June 30, 2009, respectively, related to workforce reductions (comprised of severance and related benefits) and consolidation of facilities. The negative charge recorded for the three months ended June 30, 2009, is primarily due to the reversal of severance and related benefits that will no longer be paid and for revisions to the estimated net present values of remaining net lease payments associated with consolidated facilities. All restructuring charges were recorded in “Restructuring Costs” in the condensed consolidated statements of operations and comprehensive income (loss).
We also undertook certain restructuring actions in fiscal year 2008. In accordance with SFAS No. 146, we recorded restructuring charges of approximately $1.6 million and $2.1 million related to workforce reductions (comprised of severance and related benefits) and consolidation of facilities in the three and nine months ended June 30, 2008, respectively. All of the affected employees had been notified and substantially all had been terminated as of June 30, 2009. Our restructuring liability for these fiscal year 2008 actions was less than $0.1 million as of June 30, 2009. During the nine months ended June 30, 2009, we accrued additional charges for these past actions related to certain employee termination benefits that are required to be accrued from the time of notification through the date specified in the benefit. The remaining employee termination benefits are expected to be paid in fiscal year 2010.
Our restructuring liability at June 30, 2009, was approximately $1.2 million and the changes in our restructuring liabilities for the nine months then ended were as follows:

	Balance at			Balance at
	September 30,	Restructuring		June 30,
(in thousands)	2008	Charges	Payments	2009
2009 Actions — Severance and Related Benefits	$—	$3,221	$(2,951)	$270
2009 Actions — Facility Closings	—	1,321	(425)	896
2008 Actions — Severance and Related Benefits	216	(133)	(45)	38

	$216	$4,409	$(3,421)	$1,204

NOTE 10 — SEGMENT REPORTING
We are a leading provider of business management solutions to wholesale and retail distribution businesses. We have developed substantial expertise in serving businesses with complex distribution and retail requirements in three primary vertical markets: hardlines and lumber, wholesale distribution and automotive, which are considered our segments for reporting purposes. The segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.
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
Our reportable segment financial information for the three and nine months ended June 30, 2009 and 2008 are as follows:

(in thousands)
	Three Months Ended June 30, 2009					Nine Months Ended June 30, 2009
	Hardlines					Hardlines
	and	Wholesale				and	Wholesale
	Lumber	Distribution	Auto-motive	Other	Total	Lumber	Distribution	Auto-motive	Other	Total

Revenues	$33,415	$38,075	$17,574	$1,861	$90,925	$101,810	$116,998	$56,258	$8,078	$283,144
Contribution Margin	$10,451	$15,946	$6,146	$122	$32,665	$31,230	$46,795	$19,882	$2,599	$100,506

	Three Months Ended June 30, 2008					Nine Months Ended June 30, 2008
	Hardlines					Hardlines
	and	Wholesale				and	Wholesale
	Lumber	Distribution	Auto-motive	Other	Total	Lumber	Distribution	Auto-motive	Other	Total

Revenues	$36,343	$41,172	$20,795	$5,413	$103,723	$113,235	$127,056	$65,019	$15,415	$320,725
Contribution Margin	$9,127	$15,838	$6,434	$1,318	$32,717	$25,390	$48,426	$21,545	$2,003	$97,364
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

The reconciliation of total segment contribution margin to our consolidated income (loss) before income taxes is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(thousands)	2009	2008	2009	2008
Segment contribution margin	$32,665	$32,717	$100,506	$97,364
Corporate and unallocated costs	(5,794)	(8,274)	(17,035)	(24,191)
Stock-based compensation expense	(945)	(507)	(2,839)	(2,279)
Depreciation and amortization	(9,348)	(9,640)	(28,736)	(27,561)
Impairment of goodwill	—	—	(107,000)	—
Acquisition related costs	(32)	(264)	(260)	(922)
Restructuring costs	40	(1,636)	(4,409)	(2,126)
Interest expense	(9,722)	(11,800)	(32,398)	(39,672)
Gain on retirement of debt	4,631	—	18,958	—
Other income (expense), net	21	469	(606)	1,542

Income (loss) before income taxes	$11,516	$1,065	$(73,819)	$2,155

NOTE 11 — GUARANTOR CONSOLIDATION
The senior secured credit agreement and the senior subordinated notes are guaranteed by our existing, wholly-owned domestic subsidiaries HM COOP LLC, Activant Wholesale Distribution Solutions Inc., Speedware Group, Inc. and Speedware America, Inc. (collectively, the “Guarantors”). Since September 30, 2006, (i) the following subsidiaries have been merged into Activant Solutions Inc.: Triad Systems Financial Corporation, Triad Data Corporation, CCI/TRIAD Gem, Inc., Enterprise Computing Inc., Speedware Holdings, Inc., CCI/ARD, Inc. and Speedware USA, Inc.; and (ii) the following subsidiaries have been merged into Activant Wholesale Distribution Solutions Inc. (formerly known as Prophet 21 New Jersey, Inc.): Prophet 21 Investment Corporation, Prophet 21 Canada, Inc., SDI Merger Corporation, Distributor Information Systems Corporation, Trade Services Systems, Inc., STANPak Systems, Inc., Prelude Systems Inc. and Greenland Holding Corp. Our other subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the senior secured credit agreement and the senior subordinated notes. The accompanying condensed consolidating balance sheets as of June 30, 2009 and September 30, 2008 and the accompanying condensed consolidating statements of operations for the three and nine months ended June 30, 2009 and 2008 and cash flows for the nine months ended June 30, 2009 and 2008 represent the financial position, results of operations and cash flows of our Guarantors and Non-Guarantors.
Condensed Consolidating Balance Sheet as of June 30, 2009

	Guarantor		Non-
	Principal	Guarantor	Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$38,774	$282	$5,111	$—	$44,167
Trade accounts receivable, net of allowance for doubtful accounts	15,070	16,638	3,296	—	35,004
Inventories	4,231	1,346	232	—	5,809
Deferred income taxes	5,173	1,435	65	—	6,673
Income taxes receivable (payable)	(2,458)	1,788	670	—	—
Prepaid expenses and other current assets	5,462	643	394	—	6,499

Total current assets	66,252	22,132	9,768	—	98,152

Property and equipment, net	5,488	594	259	—	6,341
Intangible assets, net	172,373	24,829	1,693	—	198,895
Goodwill	455,445	91,284	(1,549)	6,038	551,218
Investments in subsidiaries	16,769	—	—	(16,769)	—
Intercompany receivables (payables)	(61,561)	71,612	(10,051)	—	—
Deferred financing costs	9,492	—	—	—	9,492
Other assets	3,065	135	8	—	3,208

Total assets	$667,323	$210,586	$128	$(10,731)	$867,306

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14,419	$2,038	$(82)	$—	$16,375
Payroll related accruals	(4,302)	18,696	1,050	—	15,444
Deferred revenue	8,788	22,197	3,263	—	34,248
Accrued expenses and other current liabilities	17,063	1,430	(1,658)	—	16,835

Total current liabilities	35,968	44,361	2,573	—	82,902

Long-term debt	542,895	—	—	—	542,895
Deferred tax and other liabilities	74,320	(2,158)	(1,563)	—	70,599

Total liabilities	653,183	42,203	1,010		696,396

Total stockholder’s equity (deficit)	14,140	168,383	(882)	(10,731)	170,910

Total liabilities and stockholder’s equity (deficit)	$667,323	$210,586	$128	$(10,731)	$867,306

Condensed Consolidating Balance Sheet as of September 30, 2008

	Guarantor		Non-
	Principal	Guarantor	Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$55,926	$2,931	$5,932	$—	$64,789
Trade accounts receivable, net of allowance for doubtful accounts	25,789	14,808	4,541	—	45,138
Inventories	4,000	1,050	260	—	5,310
Deferred income taxes	4,726	1,435	65	—	6,226
Income taxes receivable	671	282	233	—	1,186
Prepaid expenses and other current assets	4,616	223	285	—	5,124

Total current assets	95,728	20,729	11,316	—	127,773

Property and equipment, net	7,586	852	504	—	8,942
Intangible assets, net	185,128	29,912	2,018	—	217,058
Goodwill	560,023	97,631	(1,482)	6,037	662,209
Investments in subsidiaries	12,018	—	787	(12,805)	—
Intercompany receivables (payables)	4,660	10,102	(14,762)	—	—
Deferred financing costs	13,130	—	—	—	13,130
Other assets	1,769	362	41	—	2,172

Total assets	$880,042	$159,588	$(1,578)	$(6,768)	$1,031,284

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$15,938	$2,347	$890	$6	$19,181
Payroll related accruals	9,204	4,132	1,684	—	15,020
Deferred revenue	11,427	18,306	2,785	—	32,518
Current portion of long-term debt	3,325	—	—	—	3,325
Accrued expenses and other current liabilities	16,622	196	(1,334)	—	15,484

Total current liabilities	56,516	24,981	4,025	6	85,528

Long-term debt	613,787	—	—	—	613,787
Deferred tax and other liabilities	76,759	(2,159)	(1,947)	—	72,653

Total liabilities	747,062	22,822	2,078	6	771,968

Total stockholder’s equity (deficit)	132,980	136,766	(3,656)	(6,774)	259,316

Total liabilities and stockholder’s equity (deficit)	$880,042	$159,588	$(1,578)	$(6,768)	$1,031,284

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2009

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$13,429	$13,010	$749	$—	$27,188
Services	35,744	24,379	3,614	—	63,737

Total revenues	49,173	37,389	4,363	—	90,925

Cost of revenues:
Systems	9,237	5,471	919	—	15,627
Services	12,515	6,258	1,750	—	20,523

Total cost of revenues	21,752	11,729	2,669	—	36,150

Gross profit	27,421	25,660	1,694	—	54,775

Operating expenses:
Sales and marketing	7,260	5,198	880	—	13,338
Product development	3,710	5,090	653	—	9,453
General and administrative	5,574	354	130	—	6,058
Depreciation and amortization	7,377	1,798	173	—	9,348
Acquisition related costs	9	23	—	—	32
Restructuring costs	27	83	(150)	—	(40)

Total operating expenses	23,957	12,546	1,686	—	38,189

Operating income	3,464	13,114	8	—	16,586

Interest expense	(9,718)	(4)	—	—	(9,722)
Gain on retirement of debt	4,631	—	—	—	4,631
Other income (expense), net	(146)	51	116	—	21

Income (loss) before income taxes	(1,769)	13,161	124	—	11,516
Income tax expense	3,892	10	—	—	3,902

Net income (loss)	$(5,661)	$13,151	$124	$—	$7,614

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2008

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$18,909	$17,428	$4,103	$—	$40,440
Services	34,828	23,715	4,740	—	63,283

Total revenues	53,737	41,143	8,843	—	103,723

Cost of revenues:
Systems	12,104	7,575	2,686	—	22,365
Services	14,531	6,405	2,145	—	23,081

Total cost of revenues	26,635	13,980	4,831	—	45,446

Gross profit	27,102	27,163	4,012	—	58,277

Operating expenses:
Sales and marketing	8,277	5,814	1,265	—	15,356
Product development	4,482	5,377	915	—	10,774
General and administrative	6,738	683	790	—	8,211
Depreciation and amortization	7,614	1,854	172	—	9,640
Acquisition related costs	238	26	—	—	264
Restructuring costs	1,085	—	551	—	1,636

Total operating expenses	28,434	13,754	3,693	—	45,881

Operating income (loss)	(1,332)	13,409	319	—	12,396

Interest expense	(11,792)	(5)	(3)	—	(11,800)
Other income, net	18	45	406	—	469

Income (loss) before income taxes	(13,106)	13,449	722	—	1,065
Income tax expense	232	3	1	—	236

Net income (loss)	$(13,338)	$13,446	$721	$—	$829

Condensed Consolidating Statement of Operations for the Nine Months Ended June 30, 2009

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$46,847	$41,257	$3,528	$—	$91,632
Services	106,361	73,786	11,365	—	191,512

Total revenues	153,208	115,043	14,893	—	283,144

Cost of revenues:
Systems	28,121	19,257	3,137	—	50,515
Services	39,511	19,635	5,023	—	64,169

Total cost of revenues	67,632	38,892	8,160	—	114,684

Gross profit	85,576	76,151	6,733	—	168,460

Operating expenses:
Sales and marketing	22,945	15,363	2,628	—	40,936
Product development	11,573	15,705	1,989	—	29,267
General and administrative	15,880	1,146	599	—	17,625
Depreciation and amortization	22,817	5,421	498	—	28,736
Impairment of goodwill	107,000	—	—	—	107,000
Acquisition related costs	53	105	102	—	260
Restructuring costs	3,064	344	1,001	—	4,409

Total operating expenses	183,332	38,084	6,817	—	228,233

Operating income (loss)	(97,756)	38,067	(84)	—	(59,773)

Interest expense	(32,384)	(11)	(3)	—	(32,398)
Gain on retirement of debt	18,958	—	—	—	18,958
Other income (expense), net	(272)	31	(365)	—	(606)

Income (loss) before income taxes	(111,454)	38,087	(452)	—	(73,819)
Income tax expense	12,964	10	77	—	13,051

Net income (loss)	$(124,418)	$38,077	$(529)	$—	$(86,870)

Condensed Consolidating Statement of Operations for the Nine Months Ended June 30, 2008

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$64,003	$57,291	$9,675	$—	$130,969
Services	105,815	70,501	13,440	—	189,756

Total revenues	169,818	127,792	23,115	—	320,725

Cost of revenues:
Systems	40,206	24,285	9,529	—	74,020
Services	44,480	19,260	6,120	—	69,860

Total cost of revenues	84,686	43,545	15,649	—	143,880

Gross profit	85,132	84,247	7,466	—	176,845

Operating expenses:
Sales and marketing	27,028	17,281	3,574	—	47,883
Product development	14,624	16,516	2,770	—	33,910
General and administrative	19,752	2,138	2,268	—	24,158
Depreciation and amortization	22,417	4,607	537	—	27,561
Acquisition related costs	896	26	—	—	922
Restructuring costs	1,575	—	551	—	2,126

Total operating expenses	86,292	40,568	9,700	—	136,560

Operating income (loss)	(1,160)	43,679	(2,234)	—	40,285

Interest expense	(39,658)	(5)	(9)	—	(39,672)
Other income (expense), net	1,024	(575)	1,093	—	1,542

Income (loss) before income taxes	(39,794)	43,099	(1,150)	—	2,155
Income tax expense	783	5	2	—	790

Net income (loss)	$(40,577)	$43,094	$(1,152)	$—	$1,365

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended June 30, 2009

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$44,381	$(2,644)	$(808)	$—	$40,929

Investing activities:
Purchases of property and equipment	(1,440)	(5)	(13)	—	(1,458)
Capitalized computer software and database costs	(6,552)	—	—	—	(6,552)

Net cash used in investing activities	(7,992)	(5)	(13)	—	(8,010)

Financing activities:
Repurchases of common stock	(189)	—	—	—	(189)
Payments on long-term debt	(13,512)	—	—	—	(13,512)
Repurchases of debt	(39,840)	—	—	—	(39,840)

Net cash used in financing activities	(53,541)	—	—	—	(53,541)

Net change in cash and cash equivalents	(17,152)	(2,649)	(821)	—	(20,622)
Cash and cash equivalents, beginning of period	55,926	2,931	5,932	—	64,789

Cash and cash equivalents, end of period	$38,774	$282	$5,111	$—	$44,167

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended June 30, 2008

	Guarantor
	Principal	Guarantor	Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$30,988	$2,091	$2,486	$—	$35,565

Investing activities:
Purchases of property and equipment	(3,813)	(150)	(151)	—	(4,114)
Capitalized computer software and database costs	(4,912)	—	—	—	(4,912)

Net cash used in investing activities	(8,725)	(150)	(151)	—	(9,026)

Financing activities:
Repurchases of common stock	(13)	—	—	—	(13)
Payments on long-term debt	(563)	—	—	—	(563)
Deferred financing fees	(117)	—	—	—	(117)

Net cash used in financing activities	(693)	—	—	—	(693)

Net change in cash and cash equivalents	21,570	1,941	2,335	—	25,846
Cash and cash equivalents, beginning of period	24,862	4,154	4,363	—	33,379

Cash and cash equivalents, end of period	$46,432	$6,095	$6,698	$—	$59,225

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our financial statements and related notes included above. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended September 30, 2008, filed with the SEC on December 19, 2008, our subsequent quarterly reports and under Part II, Item 1A of this report.
Overview
We are a leading provider of business management solutions to wholesale and retail distribution businesses. With over 35 years of operating history, we have developed substantial expertise in serving businesses with complex distribution and retail requirements in three primary vertical markets: hardlines and lumber, wholesale distribution and the automotive parts aftermarket. For reporting purposes, we consider each of these vertical markets separate segments. The segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in the Financial Accounting Standards Board (“FASB”) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. See Note 10 to our unaudited condensed consolidated financial statements for additional information.
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
Basis of Presentation
The discussion and analysis of our financial condition and results of operations is based upon our accompanying unaudited condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2009, actual results could differ from those estimates and operating results for the three and nine months ended June 30, 2009 and are not necessarily indicative of the results that may be achieved for the year ending September 30, 2009. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.
In the opinion of our management, this discussion and analysis of our financial condition and results of operations reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results for the interim periods presented.
The key components of our results of operations are as follows:
Revenues
Our revenues are primarily derived from customers that operate in three vertical markets — hardlines and lumber, wholesale distribution, and automotive. We also derive revenue from our productivity tools business, which we include in Other.
•
The hardlines and lumber vertical market consists of independent hardware retailers; home improvement centers; paint, glass and wallpaper stores; farm supply stores; retail nurseries and garden centers; independent lumber and building material dealers; pharmacies; and other specialty retailers, primarily in the United States. For the nine months ended June 30, 2009, we generated approximately 36.0% of our total revenues from the hardlines and lumber vertical market.

•
The wholesale distribution vertical market consists of distributors of a range of products including electrical supply; plumbing; medical supply; heating and air conditioning; tile; industrial machinery and equipment; industrial supplies; fluid power; janitorial and sanitation products; paper and packaging; and service establishment equipment vendors, primarily in the United States. For the nine months ended June 30, 2009, we generated approximately 41.3% of our total revenues from the wholesale distribution vertical market.

•
The automotive vertical market consists of customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks, and includes manufacturers, warehouse distributors, parts stores, professional installers in North America and Europe as well as several chains in North America. For the nine months ended June 30, 2009, we generated approximately 19.9% of our total revenues from the automotive vertical market.

•
Other primarily consists of our productivity tools business, which is involved with software migration services and application development tools. For the nine months ended June 30, 2009, we generated approximately 2.8% of our total revenues from other.

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

Cost of Revenues
Our cost of revenues and gross margins are derived from systems and services as follows:
•
Cost of systems revenues and systems gross margins — Cost of systems revenues consists primarily of direct costs of software duplication, our logistics organization, cost of hardware, salary costs of professional services and installation headcount, royalty payments, and allocated overhead expenses.

•
Cost of services revenues and services gross margins — Cost of services revenues primarily consist of material and direct labor associated with our advice line, material, labor and production costs associated with our automotive catalog and allocated overhead expenses. Generally, our services revenues have a higher gross margin than our systems revenues.

We allocate overhead expenses including facilities and information technology costs to all departments based on headcount. As such, general overhead expenses are included in costs of revenues and each operating expense category.
Operating Expenses
Our operating expenses consist primarily of sales and marketing, product development, and general and administrative expenses.
•
Sales and marketing — Sales and marketing expense consists primarily of salaries and commissions for our sales force, stock-based compensation expense, marketing expenses and allocated overhead expenses. Our marketing approach is to develop strategic relationships, as well as endorsement and alliance agreements, with many of the well-known market participants in the vertical markets that we serve. The goal of these programs is to enhance the productivity of the field sales team and to create leveraged selling opportunities for system sales and content and supply chain offerings.

•
Product development — Product development expense consists primarily of salaries, stock-based compensation expense, outside services and allocated overhead expenses. Our product development strategy includes development of additional functionality for our existing products as well as developing new products for our existing customer base and prospective new customers.

•	General and administrative — General and administrative expense primarily consists of salaries and bonuses, stock-based compensation expense, facility costs, finance, human resource and legal services, IT support and telecommunication costs.
Key Trends
The global economic environment continues to remain weak and the United States remains in an economic recession. This weakness coupled with rising unemployment and deteriorating credit quality have impacted our performance in the vertical markets we serve and will affect our performance for the rest of this year and into 2010 and potentially beyond.
While there have been recent signs that the global economic environment rate of decline has slowed down, we believe our results have been, and are continuing to be, impacted by the following:
•	Factors affecting revenue growth:
•	Extended sales cycles contributed to year over year declines in systems revenues in all of our vertical market:
•
Due to the tightened credit markets and the on-going recession, we continue to see a lot of caution in our customers’ decision making. This caution has contributed to instances where some of our customers are either not making decisions or deferring decisions.

•
We are beginning to see a slightly higher level of optimism among some of our customers. However, we are unable to determine at this time if this optimism will continue, or if it will ultimately result in increasing systems sales and revenues in the near term.

•	Support price increases:
•	The year over year increase in services revenue in the Hardlines and Lumber and Wholesale Distribution verticals is largely attributed to support price increases.
•	Increased customer attrition:
•	We are experiencing the impact of slow paying customers as well as an increased number of customer bankruptcies.

•
Although it is not widespread throughout our customer base, we are also experiencing more customers electing to reduce items covered under their maintenance agreements and/or reduce the number of enabled user licenses, as their employee base shrinks and as they look for ways to reduce their costs.

•	Lower Automotive customer retention rates affecting services revenues:
•	A major customer, General Parts, Inc., has been migrating from our platforms since fiscal year 2005, resulting in a decline in services revenues.

•	Services revenues have also declined, although to a lesser extent, as a result of our smaller independent automotive customers going out of business due to the current economic downturn.
•	Factors affecting cost structure and expenses:
•
Restructuring actions. As a result of the slowing economy, in fiscal year 2008 as well as in the nine months ended June 30, 2009, our management approved restructuring actions primarily related to eliminating certain employee positions and consolidating certain excess facilities. We recorded approximately $4.4 million of restructuring charges related to these actions during the nine months ended June 30, 2009.

•
Expense management. We benefited as a result of our focus on managing our discretionary expenses. In addition to our restructuring actions, we have reduced operating expenses; primarily incentive bonuses, certain benefits, commissions and travel expenses.

We continue to use excess cash to pay down our outstanding debt obligations. We made principal payments and repurchases of approximately $74.2 million in face value of our debt during the nine months ended June 30, 2009.
Demand for our systems and support offerings are correlated with the economic conditions in each vertical market and the global macroeconomic conditions. We will continue to focus on executing in the areas we can control by continuing to provide high value products and services while managing our expenses. Despite the challenging economic environment and corresponding reduction in revenue, cash provided by operating activities increased for the nine months ended June 30, 2009 in comparison to the same period in the prior fiscal year. If the macroeconomic environment continues to be weak, however, it will likely continue to have a negative effect on our revenue and may have a negative effect on our operating margin growth rate. If this were to occur it may impact our ability to meet certain financial tests under our senior secured credit agreement and the indenture governing our senior subordinated notes.
Historical Results of Operations
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Total revenues
Our Hardlines and Lumber, Wholesale Distribution and Automotive segments accounted for approximately 36.8%, 41.9% and 19.3%, respectively, of our revenues during the three months ended June 30, 2009. This compares to the three months ended June 30, 2008, where our Hardlines and Lumber, Wholesale Distribution, and Automotive segments accounted for approximately 35.0%, 39.7% and 20.1%, respectively, of our revenues. See Note 10 to our unaudited condensed consolidated financial statements for further information on our segments, including a summary of our segment revenues and contribution margin.
The following table sets forth, for the periods indicated, our segment revenues by business management solution and the variance thereof:

	Three Months Ended June 30,
(in thousands)	2009	2008	Variance $	Variance %
Hardlines and Lumber revenues:
Systems	$12,351	$16,162	$(3,811)	(23.6)%
Services	21,064	20,181	883	4.4%

Total Hardlines and Lumber revenues	$33,415	$36,343	$(2,928)	(8.1)%

Wholesale Distribution revenues:
Systems	$13,010	$17,425	$(4,415)	(25.3)%
Services	25,065	23,747	1,318	5.6%

Total Wholesale Distribution revenues	$38,075	$41,172	$(3,097)	(7.5)%

Automotive revenues:
Systems	$1,436	$2,964	$(1,528)	(51.6)%
Services	16,138	17,831	(1,693)	(9.5)%

Total Automotive revenues	$17,574	$20,795	$(3,221)	(15.5)%

Other revenues:
Systems	$391	$3,889	$(3,498)	(89.9)%
Services	1,470	1,524	(54)	(3.6)%

Total Other revenues	$1,861	$5,413	$(3,552)	(65.6)%

Total revenues:
Systems	$27,188	$40,440	$(13,252)	(32.8)%
Services	63,737	63,283	454	0.7%

Total revenues	$90,925	$103,723	$(12,798)	(12.3)%

Total revenues for the three months ended June 30, 2009 decreased by $12.8 million, or 12.3%, compared to the three months ended June 30, 2008. The decrease in revenues over the comparable period a year ago is primarily a result of an overall decrease in systems sales as well as a decrease in services revenues in Automotive, partially offset by an increase in services revenues in Hardlines and Lumber and Wholesale Distribution.
•
Hardlines and Lumber revenues — Hardlines and Lumber revenues decreased by $2.9 million, or 8.1%. The systems revenue decrease was attributed to a reduction in the volume of new system sales and the sale of additional products and modules, primarily as a result of our customers exercising caution on making capital expenditures both due to the weak economy and a slow retail and residential housing environment. Services revenues increased primarily as a result of our price increases for support services.

•
Wholesale Distribution revenues — Wholesale Distribution revenues decreased by $3.1 million, or 7.5%. The systems revenue decrease was substantially attributable to a reduction in the volume of new systems and the sale of additional products and modules, primarily due to the weak economy and extended customer sales cycles. Services revenue increased primarily as a result of our price increases for support services.

•
Automotive revenues — Automotive revenues decreased by $3.2 million, or 15.5%. The systems revenue decrease was attributed to a reduction in the volume of new system sales and the sale of additional products and modules, primarily due to the weak economy and extended sales cycle as well as the transition to new platforms. Services revenue decreased primarily as a result of the known attrition of a major customer, General Parts, Inc., and lower retention rates as a result of the global economic downturn.

•
Other revenues — Other revenues decreased $3.6 million, or 65.6%, driven primarily by prospective customers slowing down planned system migrations due to Hewlett-Packard’s continued support of one of its legacy systems.

Total cost of revenues and gross margins as a percentage of revenues
The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues.

	Three Months Ended June 30,
(in thousands)	2009	2008	Variance
Cost of systems revenues	$15,627	$22,365	$(6,738)
Systems gross margins	42.5%	44.7%

Cost of services revenues	$20,523	$23,081	$(2,558)
Services gross margins	67.8%	63.5%

Total cost of revenues	$36,150	$45,446	$(9,296)
Total gross margins	60.2%	56.2%
•
Cost of systems revenues and systems gross margins —Cost of systems revenues decreased by $6.7 million primarily as a result of lower direct costs associated with lower overall systems revenues. System gross margins decreased by 2.2 percentage points in the three months ended June 30, 2009 from the comparable period a year ago. The decrease is primarily attributed to lower professional services revenues and margins due to lower new system sales.

•
Cost of services revenues and services gross margins —Cost of services revenues decreased by $2.6 million primarily as a result of labor related cost reductions. Services gross margins increased by 4.3 percentage points in the three months ended June 30, 2009 from the comparable period a year ago as a result of service price increases and reductions in labor related costs and outsourced support costs.

Total operating expenses
The following table sets forth, for the periods indicated, operating expenses and the variance thereof:

	Three Months Ended June 30,
(in thousands)	2009	2008	Variance $	Variance %
Sales and marketing	$13,338	$15,356	$(2,018)	(13.1)%
Product development	9,453	10,774	(1,321)	(12.3)%
General and administrative	6,058	8,211	(2,153)	(26.2)%
Depreciation and amortization	9,348	9,640	(292)	(3.0)%
Acquisition related costs	32	264	(232)	(87.7)%
Restructuring costs	(40)	1,636	(1,676)	(102.5)%

Total operating expenses	$38,189	$45,881	$(7,692)	(16.8)%

Total operating expenses decreased by $7.7 million for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The decrease was primarily a result of reductions in labor related expenses, strategic initiative costs, restructuring costs, commissions, and outside services as well as an increase in software and database capitalization, partially offset by increased bad debt expense.
•
Sales and marketing —Sales and marketing expenses decreased by $2.0 million, or 13.1%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The decrease was primarily the result of a reduction of $1.9 million of labor related expenses, $0.3 million in outside services and $0.2 million in marketing and trade show expenses, partially offset by $0.6 million of increased bad debt expense.

•
Product development —Product development expense decreased $1.3 million, or 12.3%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The decrease was primarily the result of reduction of $0.4 million in labor related costs and $0.4 million in outside services and third-party service costs as well as $0.5 million in additional capitalization of software and database costs.

•
General and administrative —General and administrative expenses decreased by $2.2 million, or 26.2%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The decrease is primarily the result of a reduction of $0.3 million in labor related costs, as well as the non-recurrence of $1.9 million of costs related to strategic initiatives in the prior year.

•
Depreciation and amortization — Depreciation and amortization expense consists of depreciation of our fixed assets and amortization of our intangible assets. Depreciation and amortization is not allocated to our segments. Depreciation and amortization expense was $9.3 million for the three months ended June 30, 2009 compared to $9.6 million for the three months ended June 30, 2008. The decrease resulted primarily from the full amortization of intangible assets slightly offset by amortization expense resulting from additional capitalization of software and database costs, in the current period.

•
Acquisition related costs — Acquisition related costs for the three months ended June 30, 2009 and 2008 were less than $0.1 million and approximately $0.3 million, respectively, which primarily included consulting fees and other professional services incurred in connection with systems integration activities related to Eclipse.

•
Restructuring costs — During fiscal years 2009 and 2008, our management approved restructuring actions primarily related to eliminating certain employee positions and consolidating certain excess facilities with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded a credit to restructuring charges of less than $0.1 million and restructuring charges of approximately $1.6 million, respectively, related to these actions. The negative charge recorded for the three months ended June 30, 2009, is primarily due to the reversal of severance and related benefits that will no longer be paid and for revisions to the estimated net present values of remaining net lease payments associated with consolidated facilities.

Interest expense
Interest expense for the three months ended June 30, 2009 was $9.7 million compared to $11.8 million for the three months ended June 30, 2008. The decrease in interest expense was primarily a result of the reduction in our outstanding debt as a result of principal payments and repurchases of our existing debt made in the past nine months totaling approximately $74.2 million as well as lower interest rates in the three months ended June 30, 2009 compared to the same period in 2008.
Gain on retirement of debt
During the three months ended June 30, 2009, we repurchased approximately $25.0 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $19.9 million (including accrued interest of $0.3 million). In connection with the debt repurchase, we wrote off deferred financing costs and other transaction fees of $0.8 million. As a result of these repurchases we recorded a gain on retirement of debt in the amount of $4.6 million. Pursuant to the American Recovery and Reinvestment Act of 2009, we have elected to defer payment of the income taxes associated with these gains until they are paid ratably from 2014 to 2018.
Other income (expense), net
Other income (expense), net primarily consists of interest income, foreign currency gains or losses and gains or losses on marketable securities. Other income (expense), net for the three months ended June 30, 2009 was income of less than $0.1 million compared to income of $0.5 million for the three months ended June 30, 2008. The decrease was primarily a result of lower interest income in the three months ended June 30, 2009 compared to the prior period due to a decrease in interest rates as well as a decrease in our short-term investments.
Income tax expense
We recognized income tax expense of $3.9 million, or 33.9% of pre-tax income, for the three months ended June 30, 2009 compared to an income tax expense of $0.2 million, or 22.2% of pre-tax income, in the comparable period in 2008. The increase in income tax expense is due to higher pre-tax income during the three months ended June 30, 2009. Our effective tax rate for the three months ended June 30, 2009 differed from the statutory rate primarily due to the non-deductible state taxes, net of U.S. income tax benefit. See Note 7 to our unaudited condensed consolidated financial statements for additional information about income taxes.
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

Contribution margin for the three months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,
(in thousands)	2009	2008	Variance $	Variance %

Hardlines and Lumber	$10,451	$9,127	$1,324	14.5%
Wholesale Distribution	15,946	15,838	108	0.7%
Automotive	6,146	6,434	(288)	(4.5)%
Other	122	1,318	(1,196)	(90.7)%

Total contribution margin	$32,665	$32,717	$(52)	(0.2)%

•
Hardlines and Lumber contribution margin — The contribution margin for Hardlines and Lumber increased $1.3 million despite the revenue decrease of $2.9 million. The increase in contribution margin was primarily attributed to support price increases; improved hardware margins; aggressive cost management of labor related costs; lower outside services as well as additional capitalization of software and database costs, partially offset by increased bad debt expense.

•
Wholesale Distribution contribution margin — The contribution margin for Wholesale Distribution increased slightly by $0.1 million. The increase was a result of support price increases and aggressive cost management in labor related costs which was largely offset by reduced system revenue as a result of the economic downturn as well as increased bad debt expense.

•
Automotive contribution margin — The contribution margin for Automotive decreased by $0.3 million primarily due to $3.2 million of lower revenues which drove lower gross margins. The revenue decrease was attributed to reduced system revenue, primarily due to the weak economy and extended sales cycles and the transition to new platforms as well as a reduction in services revenue primarily as a result of the known attrition of a major customer, General Parts, Inc., and lower retention rates as a result of the global economic downturn. The revenue reduction impact on contribution margin was partially offset by lower labor related costs, additional capitalization of software and database costs and lower bad debt expense.

•
Other contribution margin — The contribution margin for Other decreased by $1.2 million, primarily due to $3.6 million in reduced revenues as a result of prospective customers slowing down planned system migrations due to Hewlett-Packard’s continued support of one of its legacy systems. The revenue reduction was largely offset by reduced labor related costs and outside services.

The reconciliation of total segment contribution margin to our consolidated income before income taxes for the three months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,
(in thousands)	2009	2008
Segment contribution margin	$32,665	$32,717
Corporate and unallocated costs	(5,794)	(8,274)
Stock-based compensation expense	(945)	(507)
Depreciation and amortization	(9,348)	(9,640)
Acquisition related costs	(32)	(264)
Restructuring costs	40	(1,636)
Interest expense	(9,722)	(11,800)
Gain on retirement of debt	4,631	—
Other income, net	21	469

Income before income taxes	$11,516	$1,065

Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008
Total revenues
Our Hardlines and Lumber, Wholesale Distribution and Automotive segments accounted for approximately 36.0%, 41.3% and 19.9%, respectively, of our revenues during the nine months ended June 30, 2009. This compares to the nine months ended June 30, 2008, where our Hardlines and Lumber, Wholesale Distribution, and Automotive segments accounted for approximately 35.3%, 39.6% and 20.3%, respectively, of our revenues. See Note 10 to our unaudited condensed consolidated financial statements for further information on our segments, including a summary of our segment revenues and contribution margin.
The following table sets forth, for the periods indicated, our segment revenues by business management solution and the variance thereof:

	Nine Months Ended June 30,
(in thousands)	2009	2008	Variance $	Variance %
Hardlines and Lumber revenues:
Systems	$39,497	$53,009	$(13,512)	(25.5)%
Services	62,313	60,226	2,087	3.5%

Total Hardlines and Lumber revenues	$101,810	$113,235	$(11,425)	(10.1)%

Wholesale Distribution revenues:
Systems	$41,275	$56,459	$(15,184)	(26.9)%
Services	75,723	70,597	5,126	7.3%

Total Wholesale Distribution revenues	$116,998	$127,056	$(10,058)	(7.9)%

Automotive revenues:
Systems	$7,330	$10,713	$(3,383)	(31.6)%
Services	48,928	54,306	(5,378)	(9.9)%

Total Automotive revenues	$56,258	$65,019	$(8,761)	(13.5)%

Other revenues:
Systems	$3,530	$10,788	$(7,258)	(67.3)%
Services	4,548	4,627	(79)	(1.7)%

Total Other revenues	$8,078	$15,415	$(7,337)	(47.6)%

Total revenues:
Systems	$91,632	$130,969	$(39,337)	(30.0)%
Services	191,512	189,756	1,756	0.9%

Total revenues	$283,144	$320,725	$(37,581)	(11.7)%

Total revenues for the nine months ended June 30, 2009 decreased by $37.6 million, or 11.7%, compared to the nine months ended June 30, 2008. The decrease in revenues over the comparable period a year ago is primarily a result of an overall decrease in systems sales as well as a decrease in services revenues in Automotive, partially offset by an increase in services revenues in Hardlines and Lumber and Wholesale Distribution.
•
Hardlines and Lumber revenues — Hardlines and Lumber revenues decreased by $11.4 million, or 10.1%. The systems revenue decrease was attributed to a reduction in the volume of new system sales and the sale of additional products and modules, primarily as a result of our customers exercising caution on making capital expenditures both due to the weak economy and a slow retail and residential housing environment. Services revenues increased primarily as a result of our price increases for support services.

•
Wholesale Distribution revenues — Wholesale Distribution revenues decreased by $10.1 million, or 7.9%. The systems revenue decrease was substantially attributable to a reduction in the volume of new systems and the sale of additional products and modules, primarily due to the weak economy and extended customer sales cycles. Services revenue increased primarily as a result of our price increases for support services.

•
Automotive revenues — Automotive revenues decreased by $8.8 million, or 13.5%. The systems revenue decrease was attributed to a reduction in the volume of new system sales and the sale of additional products and modules, primarily due to the weak economy and extended sales cycles as well as the transition to new platforms. Services revenue decreased primarily as a result of the known attrition of a major customer, General Parts, Inc., and lower retention rates as a result of the global economic downturn.

•
Other revenues — Other revenues decreased $7.3 million, or 47.6%, driven primarily by prospective customers slowing down planned system migrations due to Hewlett-Packard’s continued support of one of its legacy systems.

Total cost of revenues and gross margins as a percentage of revenues
The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues.

	Nine Months ended June 30,
(in thousands)	2009	2008	Variance
Cost of systems revenues	$50,515	$74,020	$(23,505)
Systems gross margins	44.9%	43.5%

Cost of services revenues	$64,169	$69,860	$(5,691)
Services gross margins	66.5%	63.2%

Total cost of revenues	$114,684	$143,880	$(29,196)
Total gross margins	59.5%	55.1%
•
Cost of systems revenues and systems gross margins — Cost of systems revenues decreased by $23.5 million primarily as a result of lower direct costs associated with lower overall systems revenues. System gross margins increased by 1.4 percentage points in the nine months ended June 30, 2009 from the comparable period a year ago. The increase is primarily attributed to improved margins on hardware as well as a mix shift to a higher concentration of wholesale distribution systems revenue.

•
Cost of services revenues and services gross margins — Cost of services revenues decreased by $5.7 million primarily as a result of labor related cost reductions. Services gross margins increased by 3.3 percentage points in the nine months ended June 30, 2009 from the comparable period a year ago as a result of service price increases and the reductions in labor related costs and outsourced support costs.

Total operating expenses
The following table sets forth, for the periods indicated, operating expenses and the variance thereof:

	Nine Months Ended June 30,
(in thousands)	2009	2008	Variance $	Variance %
Sales and marketing	$40,936	$47,883	$(6,947)	(14.5)%
Product development	29,267	33,910	(4,643)	(13.7)%
General and administrative	17,625	24,158	(6,533)	(27.1)%
Depreciation and amortization	28,736	27,561	1,175	4.3%
Impairment of goodwill	107,000	—	107,000	100.0%
Acquisition related costs	260	922	(662)	(71.8)%
Restructuring costs	4,409	2,126	2,283	107.4%

Total operating expenses	$228,233	$136,560	$91,673	67.1%

Total operating expenses increased by $91.7 million, or 67.1%, for the nine months ended June 30, 2009, compared to the nine months ended June 30, 2008. The increase was driven primarily by the impairment of goodwill and restructuring costs as well as increases in amortization offset by reductions in labor related expenses, strategic initiative costs, outside services and additional capitalization of software and database costs.
•
Sales and marketing — Sales and marketing expense decreased by $6.9 million, or 14.5%, for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008. The decrease was primarily the result of a reduction of $5.2 million in labor related expenses, $0.4 million of bad debt expense, $0.3 million in travel, $0.5 million in outside services and $0.5 million in marketing and trade show expenses.

•
Product development — Product development expense decreased $4.6 million, or 13.7%, for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008. The decrease was primarily the result of a reduction of $2.7 million in labor related costs, $0.6 million in third-party service costs, $0.5 million in outside services as well as $1.0 million in additional capitalization of software and database costs.

•
General and administrative — General and administrative expense decreased by $6.5 million, or 27.1%, for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008. The decrease is primarily the result of a reduction of $0.8 million in labor related costs, $0.9 million in reduced legal fees and outside services as well as a $0.3 million one-time insurance cost reduction, $0.2 million in travel, and the non-recurrence of $3.6 million of costs related to strategic initiatives in the prior year.

•
Depreciation and amortization — Depreciation and amortization expense was $28.7 million for the nine months ended June 30, 2009 compared to $27.6 million for the nine months ended June 30, 2008. The increase resulted primarily from amortization expense resulting from additional capitalization of software and database costs, slightly offset by the full amortization of intangible assets, in the current year.

•
Impairment of goodwill — We account for goodwill in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is tested for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Our annual testing through fiscal year 2008 indicated no impairment of goodwill had occurred. However, the continuing global economic uncertainty and credit crisis have negatively impacted the level of overall spending, including spending in the vertical markets that we serve. As a result, we determined it necessary to evaluate goodwill for impairment as of December 31, 2008. In accordance with SFAS No. 142, we completed the impairment analysis for each of our reporting units and concluded that as of December 31, 2008, the fair value of our Hardlines and Lumber and our Automotive reporting units was below their respective carrying values, including goodwill. During the nine months ended June 30, 2009, we recorded a goodwill impairment charge of $107.0 million, comprised of $78.0 million related to Hardlines and Lumber and $29.0 million related to Automotive. For the purposes of this analysis, our estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. We will not be required to make any current or future cash payments as a result of these impairment charges. As mentioned above, goodwill is tested for impairment on an annual basis as of July 1. We will continue to monitor if conditions exist that indicate additional potential impairment has occurred. If such conditions exist, we may be required to record additional impairments in the future and such impairments, if any, may be material. See Note 4 to our unaudited condensed consolidated financial statements.

•
Acquisition related costs — Acquisition related costs for the nine months ended June 30, 2009 and 2008 were $0.3 million and $0.9 million, respectively, which primarily included consulting fees and other professional services incurred in connection with systems integration activities related to Eclipse.

•
Restructuring costs — During the nine months ended June 30, 2009 and 2008, our management approved restructuring actions primarily related to eliminating certain additional employee positions and consolidating certain excess facilities with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded a charge of approximately $4.4 million and $2.1 million, respectively, related to these actions.

Interest expense
Interest expense for the nine months ended June 30, 2009 was $32.4 million compared to $39.7 million for the nine months ended June 30, 2008. The decrease in interest expense was primarily a result of the reduction in our outstanding debt as a result of principal payments and repurchases of our existing debt made in the past nine months totaling approximately $74.2 million as well as lower interest rates in the nine months ended June 30, 2009 compared to the same period in 2008.
Gain on retirement of debt
During the nine months ended June 30, 2009, we repurchased approximately $60.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $41.1 million (including accrued interest of $1.3 million). In connection with the debt repurchase, we wrote off deferred financing costs and other transaction fees of $1.9 million. As a result of these repurchases we recorded a gain on retirement of debt in the amount of $19.0 million. Pursuant to the American

Recovery and Reinvestment Act of 2009, we have elected to defer payment of the income taxes associated with these gains until they are paid ratably from 2014 to 2018.
Other income (expense), net
Other income (expense), net for the nine months ended June 30, 2009 was a loss of $0.6 million compared to income of $1.5 million for the nine months ended June 30, 2008. The decrease was a primarily a result of the fluctuations in our foreign currency gains and losses as well as a decrease in our interest income as a result of lower interest rates in the nine months ended June 30, 2009 compared to the same period in 2008.
Income tax expense
We recognized income tax expense of $13.1 million, or 17.7% of pre-tax loss, for the nine months ended June 30, 2009 compared to an income tax expense of $0.8 million, or 36.7% of pre-tax income, in the comparable period in 2008. The increase in income tax expense is primarily due to higher pre-tax income (after giving effect to the non-deductible goodwill impairment charge) during the nine months ended June 30, 2009. Our effective tax rate for the nine months ended June 30, 2009 differed from the statutory rate primarily due to the non-deductible goodwill impairment charge and state taxes, net of U.S. income tax benefit. See Note 7 to our unaudited condensed consolidated financial statements for additional information about income taxes.
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

Contribution margin for the nine months ended June 30, 2009 and 2008 is as follows:

	Nine Months Ended June 30,
(in thousands)	2009	2008	Variance $	Variance %

Hardlines and Lumber	$31,230	$25,390	$5,840	23.0%
Wholesale Distribution	46,795	48,426	(1,631)	(3.4)%
Automotive	19,882	21,545	(1,663)	(7.7)%
Other	2,599	2,003	596	29.8%

Total contribution margin	$100,506	$97,364	$3,142	3.2%

•
Hardlines and Lumber contribution margin — The contribution margin for Hardlines and Lumber increased $5.8 million despite the revenue decrease of $11.4 million. The increase in contribution margin was primarily attributed to improved hardware margins; professional service utilization; support price increases; and aggressive cost management of labor related costs, increased software capitalization and lower bad debt expense.

•
Wholesale Distribution contribution margin — The contribution margin for Wholesale Distribution decreased by $1.6 million primarily as the result of $10.1 million in lower revenues, which drove lower gross margins. The revenue decrease was attributed to reduced systems revenue as a result of economic downturn partially offset by our support price increases. The revenue reduction impact on contribution margin was largely offset by aggressive cost management in labor related costs.

•
Automotive contribution margin — The contribution margin for Automotive decreased by $1.7 million primarily due to $8.8 million of lower revenues, which drove lower gross margins. The systems revenue decrease was attributed to a reduction in the volume of new system sales and the sale of additional products and modules, primarily due to the weak economy and extended sales cycles as well as the transition to new platforms. Services revenue decreased primarily as a result of the known attrition of a major customer, General Parts, Inc., and lower retention rates as a result of the global economic downturn. The revenue reduction impact on contribution margin was partially offset by an increase in database capitalization, reduced labor related costs and lower bad debt expense.

•
Other contribution margin — The contribution margin for Other increased by $0.6 million, primarily due to reduced labor costs and outside services, which offset the $7.3 million in reduced revenues as a result of prospective customers slowing down planned system migrations due to Hewlett-Packard’s continued support of one of its legacy systems.

The reconciliation of total segment contribution margin to our consolidated income (loss) before income taxes for the nine months ended June 30, 2009 and 2008 is as follows:

	Nine Months Ended June 30,
(in thousands)	2009	2008
Segment contribution margin	$100,506	$97,364
Corporate and unallocated costs	(17,035)	(24,191)
Stock-based compensation expense	(2,839)	(2,279)
Depreciation and amortization	(28,736)	(27,561)
Impairment of goodwill	(107,000)	—
Acquisition related costs	(260)	(922)
Restructuring costs	(4,409)	(2,126)
Interest expense	(32,398)	(39,672)
Gain on retirement of debt	18,958	—
Other income (expense), net	(606)	1,542

Income (loss) before income taxes	$(73,819)	$2,155

Change in Contractual Obligations
During the nine months ended June 30, 2009, we repurchased approximately $60.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $41.1 million (including accrued interest of $1.3 million). The repurchased notes have been retired. As of June 30, 2009, $114.3 million in principal amount of our senior subordinated notes remains outstanding, full repayment of which is due by May 2, 2016. See Note 5 to our unaudited condensed consolidated financial statements.
Liquidity and Capital Resources
Overview
Our principal liquidity requirements are for working capital, capital expenditures and debt service. Our ability to service our indebtedness will depend on our ability to generate cash in the future.
Our cash and cash equivalents balance at June 30, 2009 was $44.2 million. As of June 30, 2009, we had $542.9 million in outstanding indebtedness comprised primarily of $418.6 million aggregate principal amount of senior secured term loans (including an incremental term loan) due 2013 pursuant to our senior secured credit agreement, $10.0 million aggregate principal amount of loans due 2011 pursuant to our revolving credit facility and $114.3 million aggregate principal amount of senior subordinated notes due 2016. As previously discussed and as further discussed below, during the nine months ended June 30, 2009, we repurchased approximately $60.7 million aggregate principal amount of our senior subordinated notes resulting in gain on retirement of debt of $19.0 million.
Senior Secured Credit Agreement
We have a senior secured credit agreement that provides for (i) a seven-year term loan in the amount of $390.0 million, amortized at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after May 2, 2006, except such amortized loan payments that may otherwise be due are reduced dollar-for-dollar by any voluntary prepayments or mandatory repayments we make, with the balance payable on May 2, 2013, and (ii) a five-year revolving credit facility that permits loans in an aggregate amount of up to $40.0 million, which includes a $5.0 million letter of credit facility and a swing line facility. In addition, subject to certain terms and conditions, the senior secured credit agreement provides for one or more uncommitted incremental term loan and/or revolving credit facilities in an aggregate amount not to exceed $75.0 million. In August 2007, we borrowed the $75.0 million incremental term loan, which matures on May 2, 2013, as well as $20.0 million of the revolving credit facility. During the nine months ended June 30, 2009, we repaid $10.0 million in principal payments towards the revolving credit facility. Prior to fiscal year 2009, we did not make any principal repayments towards the revolving credit facility.
On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. A Lehman Brothers subsidiary, Lehman Commercial Paper Inc. (“Lehman CPI”), is one of the lenders under our senior secured credit agreement, having provided a commitment of $7.0 million under the revolving credit facility, of which $3.5 million was outstanding at June 30, 2009. We have not requested any additional borrowing under the senior secured credit agreement subsequent to Lehman Brothers’ bankruptcy filing, and it is not certain whether Lehman CPI will participate in any future requests for funding or whether another lender might assume its commitment.
In addition, another of our lenders under our senior secured credit agreement, The CIT Group/Equipment Financing Inc., (a CIT Group, Inc. (“CIT”) subsidiary), has publicly stated that it may need to seek bankruptcy protection. CIT reportedly sought and was unable to obtain U.S. government financial assistance in July of 2009 and many analysts have publicly expressed doubt as to whether it can avoid bankruptcy without such assistance. Regardless of whether it enters bankruptcy, it is not certain whether CIT will participate in any future requests for funding as a result of its financial difficulties. CIT Group/Equipment Financing Inc. has provided a commitment of $7.5 million, of which $1.5 million was outstanding as of June 30, 2009. We currently believe that the other lenders under our senior secured credit agreement, as well as our other financial counterparties, will be able to fulfill their respective obligations. There can be no assurance, however, that those other lenders or counterparties will not also experience a significant adverse event that could impact their abilities to fulfill their obligations to us.
We are required to repay installments on the loans under the term loan facility in quarterly principal amounts of 1.0% of their funded total principal amount for the first six years and nine months, with the remaining amount payable on the date that is seven years from the date of the closing of the senior secured credit agreement. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, on May 2, 2011. We are required each year, generally concurrent with the filing of our Annual Report on Form 10-K, to make a mandatory principal repayment equal to one-half of excess cash flow, as defined in the senior secured credit agreement, for the preceding fiscal year. Any mandatory repayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year. To date we have prepaid substantially all of the required amortized principal payments required under the senior secured credit agreement.
For the period ended September 30, 2006 and for the years ended September 30, 2007 and 2008, we repaid $1.9 million, $25.2 million and $15.8 million, respectively, in principal payments towards the term loans, which substantially reduced the future unamortized principal payments due per the amortization schedule. For the nine months ended June 30, 2009, we repaid proximately $3.5 million in principal payments of which approximately $3.3 million represented the fiscal year 2008 mandatory repayment and approximately $0.2 million was a voluntary prepayment. Prior to fiscal year 2008, we did not make any mandatory repayments. Any future mandatory principal repayments will be dependent upon us generating excess cash flow, as defined in the senior secured credit agreement.

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

•
under the revolving credit facility, 1.00% with respect to base rate borrowings and 2.00% with respect to Eurodollar rate borrowings, which may be reduced subject to our attainment of certain leverage ratios.

In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios, none of which had been attained as of June 30, 2009. We must also pay customary letter of credit fees for issued and outstanding letters of credit. As of June 30, 2009, we had $0.3 million of letters of credit issued and outstanding.
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
Hedging and Derivative Instruments
At the time we entered into the senior secured credit agreement, we entered into four interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations and to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2007 and 2008, interest rate swaps with a notional amount of $25.0 million and $30.0 million, respectively, matured. As of June 30, 2009, we had outstanding interest rate swaps with a notional amount of $190.0 million. As of and for the nine months ended June 30, 2009, there is no cumulative ineffectiveness related to these interest rate swaps.
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
During the nine months ended June 30, 2009, we repurchased approximately $60.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $41.1 million (including accrued interest of $1.3 million). In connection with the debt repurchase, we wrote off deferred financing costs and other transaction fees of $1.9 million. As a result of these repurchases we recorded a gain on retirement of debt in the amount of $19.0 million. The repurchased notes have been retired. As of June 30, 2009, senior subordinated notes representing $114.3 million in principal amount were outstanding. We and our subsidiaries, affiliates or significant stockholders may from time to time, in our sole discretion, purchase, repay, redeem or retire additional amounts of our outstanding debt or equity securities (including any publicly issued debt), in privately negotiated or open market transactions, by tender offer or otherwise.
Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008
Our net cash provided by operating activities for the nine months ended June 30, 2009 and June 30, 2008 was $40.9 million and $35.6 million, respectively. After giving effect to the non-cash goodwill impairment charge and non-operating gain on retirement of debt impacting net loss in the nine months ended June 30, 2009, the increase in cash flow provided by operating activities for the nine months then ended compared to the prior year period was primarily due to deferred income taxes and changes in certain working capital items. Specifically, deferred income taxes provided $7.2 million, accrued expenses and other provided $1.6 million and accounts payable provided $1.2 million more cash compared to the same period last year, partially offset by the use of cash of $2.8 million for prepaid expenses and other assets, and $0.6 million for accounts receivable.
Our investing activities used net cash of $8.0 million and $9.0 million during the nine months ended June 30, 2009 and 2008, respectively. The decrease in cash used in investing activities from the prior year was primarily due to a decrease in purchases of property and equipment, partially offset by an increase in capitalized computer software and database costs. We purchased property and equipment of $1.5 million and $4.1 million and capitalized computer software and database development costs of $6.6 million and $4.9 million for the nine months ended June 30, 2009 and 2008, respectively.
Our financing activities used cash of $53.5 million and $0.7 million for the nine months ended June 30, 2009 and 2008, respectively. The increase in cash used in financing activities for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008 was primarily due to the repurchase of our senior subordinated notes for $39.8 million as well as payments on our senior secured term loan of $3.5 million and prepayment of our revolving credit facility of $10.0 million in the current period.
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

Covenant Compliance
Under the senior secured credit agreement, we are required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financing conditions tests, which become increasingly stringent over the term of the senior secured credit facility. As of June 30, 2009, we are in compliance with the financial and non-financial covenants. Compliance with these covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. Based on our forecasts for the remainder of fiscal year 2009, which incorporate continued economic weakness in our business and our vertical markets, we currently anticipate that we will be able to meet or exceed these financial tests and covenants during this period. This expectation is based on our cost and revenue expectations for the remainder of fiscal year 2009. Should the current economic recession cause our business or our vertical markets to deteriorate beyond our expectations or should our cost cutting initiatives prove insufficient we may not be able to satisfy these financial tests and covenants. In addition to these factors, our continued ability to meet those financial ratios and tests can be affected by other events beyond our control or risks in our business (see “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, filed with the SEC on December 19, 2008, our subsequent quarterly reports and “Part II, Item 1A — Risk Factors” of this report). A breach of any of these covenants could result in a default, unless waived or cured, under the senior secured credit facilities, and our senior subordinated notes. In order to help ensure compliance with our covenants under our senior secured credit facilities we may take additional actions in the future, including implementing additional cost cutting initiatives, making additional repurchases of some of our debt or making further changes to our operations. In the event of a default of the financial covenants referred to above, we may (but no more than two times in four fiscal quarters) cure the default by raising equity capital from our existing investors in an amount sufficient to pass, but not to exceed, the financial covenant. While we believe that these additional remedies provide us with some additional flexibility in maintaining compliance with our tests and covenants, they do not assure us that we will not find ourselves in violation of these tests and covenants. Upon the occurrence of an event of default under the senior secured credit facilities, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. Any such acceleration would also result in a default under the indenture governing the senior subordinated notes. If this occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be available on terms that are acceptable to us, particularly given the current crisis in the debt market in which the general availability of credit is substantially reduced and the cost of borrowing is generally higher with more restrictive terms. Furthermore, if we are required to amend our senior secured credit agreement, we may be required to pay significant amounts to obtain a waiver or the lenders thereunder may require that interest rates applicable to our loans increase as a condition to agreeing to any such amendment.
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

The following is a reconciliation of net loss, which is a GAAP measure of our operating results, to adjusted EBITDA (as described in our senior secured credit agreement and the indenture governing our senior subordinated notes, including related calculations) for the twelve months ended June 30, 2009 and 2008.

	Twelve Months Ended
	June 30,
(in thousands)	2009	2008
Net loss	$(84,614)	$(27)
Acquisition costs	208	946
Deferred revenue purchase accounting adjustment	907	1,703

Adjusted net income (loss)	(83,499)	2,622
Interest expense	43,922	52,426
Income tax expense and other income-based taxes	17,604	6,363
Depreciation and amortization	38,429	35,511
Gain on retirement of debt	(18,958)	—
Non-cash charges (impairment charges and stock-based compensation expense)	110,848	3,149
Non-recurring cash charges and restructuring charges	5,345	6,109
Deferred compensation payments	309	289
Sponsor payments	157	86
Foreign exchange (gain) loss	312	(598)
Acquired company EBITDA	—	2,086
Pro-forma adjustments	68	1,693

Adjusted EBITDA	$114,537	$109,736

Our financial covenant requirements and ratios for the period ended June 30, 2009 were as follows:

	Covenant
	Requirements	Our Ratio
Senior Secured Credit Agreement (1)
Maximum consolidated total debt to adjusted EBITDA ratio	5.00x	4.42
Minimum adjusted EBITDA to consolidated interest expense	2.00x	2.79

Senior Subordinated Notes (2)
Minimum adjusted EBITDA to fixed charges ratio required to incur additional indebtedness pursuant to ratio provisions	2.00x	2.79

(1)
Our senior secured credit agreement requires us to maintain a consolidated total debt to adjusted EBITDA ratio of a maximum of 4.75x at the end of the fiscal year ending September 30, 2009, 4.50x by the end of the fiscal year ending September 30, 2010 and 3.75x by the end of the fiscal year ending September 30, 2011. Consolidated total debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $7.5 million. As of June 30, 2009, our consolidated total debt was $506.2 million, consisting of total debt other than certain indebtedness totaling $542.9 million, net of cash and cash equivalents in excess of $7.5 million totaling $36.7 million. We are also required to maintain a adjusted EBITDA to consolidated interest expense ratio of a minimum of 2.25x at the end of the fiscal year ending September 30, 2009, 2.50x by the end of the fiscal year ending September 30, 2010 and 2.75x by the end of the fiscal year ending September 30, 2011. Consolidated interest expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated. This would also constitute a default under the indenture governing the senior subordinated notes.

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

Recently Issued Accounting Pronouncements
In June 2009, we adopted the Financial Accounting and Standards Board (“FASB”) Staff Position (“FSP”) No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments. FSP 107-1 extends the disclosure requirements under Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements of publicly traded companies as defined in APB Opinion No. 28, Interim Financial Reporting. FSP 107-1 was effective for interim reporting periods ending after June 15, 2009. See Note 6 to our unaudited condensed consolidated financial statements for required disclosures. This Statement does not impact the unaudited condensed consolidated statements of operations as it is disclosure only in nature.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 establishes the standards for accounting for and disclosure of subsequent events. It defines subsequent events as those events or transactions that occur after the balance sheet date, but before the financial statements are issued or available to be issued. The statement defines subsequent events as either recognized or non-recognized and requires the date through which an entity evaluates subsequent events be disclosed. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. We adopted SFAS No. 165 in June 2009. See Note 1 to our unaudited condensed consolidated financial statements for additional information regarding subsequent events.
Effective October 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, and its related amendments. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies to existing accounting pronouncements that require or permit fair value measurements. The FASB amended SFAS No. 157 by issuing FSP 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classifications or Measurements under Statement 13, FSP 157-2, Effective Date of FASB Statement No. 157, FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, and FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP 157-1 amends SFAS 157 to exclude SFAS 13, Accounting for Leases, and certain other lease-related accounting pronouncements. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are already recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. FSP 157-3 clarifies the application of SFAS 157 in determining the fair value of financial assets and liabilities in a market that is not active and provides examples to illustrate key considerations in determining such fair value. FSP 157-4 amends SFAS 157 to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset and liability. We concluded that FSP-1, FSP-2 and FSP-4 would not have an impact on our financial statements. FSP-3 was included in the implementation of SFAS 157. See Note 6 to our unaudited condensed consolidated financial statements for additional information regarding the adoption of SFAS No. 157.
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
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations—a replacement of FASB Statement 141, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. We are in the process of evaluating this standard and therefore have not yet determined the impact, if any, it may have on our consolidated financial statements.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
At June 30, 2009, we had $418.6 million aggregate principal amount outstanding of term loans due 2013 pursuant to our senior secured credit agreement, $114.3 million of 9.5% senior subordinated notes due 2016 and $10.0 million borrowings under our revolving credit facility due 2011. The term loans and the revolving credit facility bear interest at floating rates. In May 2006, we entered into four interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations and to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2008 and 2007, interest rate swaps with a notional amount of $30.0 million and $25.0 million, respectively, matured. As of June 30, 2009, we had outstanding interest rate swaps with a notional amount of $190.0 million. Giving effect to the interest rate swaps, a 0.25% increase in floating rates would increase our interest expense by $0.5 million annually. See “Hedging and Derivative Instruments” under Note 5 to our unaudited condensed consolidated financial statements, which section is incorporated herein by reference.
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
We monitor our foreign currency exposure and, from time to time, will attempt to reduce our exposure through hedging. At June 30, 2009, we had no foreign currency contracts outstanding.
Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC in its rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A — Risk Factors
Our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, filed with the SEC on December 19, 2008 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “Part I, Item 1A — Risk Factors.” Set forth below are certain changes from the risk factors previously disclosed in our Annual Report and our subsequent quarterly reports. You should carefully consider the risk factors discussed in this quarterly report and our Annual Report as well as the other information in this quarterly report. If any of the following risks or the risks discussed in the Annual Report or subsequent quarterly reports occurs, our business, financial condition, results of operations and future growth prospects could suffer.
If we do not develop new relationships and maintain our existing relationships with key customers and/or well-known market participants, our revenues could decline significantly and our operating results could be materially adversely affected.
We have developed strategic relationships with many well-known market participants in the hardlines and lumber vertical market, wholesale distribution and the automotive vertical markets. For example, we are a preferred and/or a recommended business management solutions provider for the members of the True Value Company and Do it Best Corp. cooperatives and Aftermarket Auto Parts Alliance, Inc. We believe that our ability to increase revenues depends in part upon maintaining our existing customer and market relationships, including exclusive, preferred and/or recommended provider status, and developing new relationships. We may not be able to renew or replace our existing licensing agreements upon expiration or maintain our market relationships that allow us to market and sell our products effectively. In June 2008, our marketing, distribution and development agreement with Ace Hardware Corp. (“Ace”) expired. On July 20, 2009 we entered into a new Marketing Agreement with Ace. Individual Ace members are not obligated to use our products or support services under this agreement and there can be no assurance that Ace members will continue to purchase such products or services from us. The loss or diminishment of key relationships, such as this, in whole or in part, could materially adversely impact our business.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3 — Defaults Upon Senior Securities
None.
Item 4— Submission of Matters to a Vote of Security Holders
None.
Item 5 — Other Information
On August 11, 2009, we and our parent company, Activant Group Inc., entered into indemnification priority agreements with certain of our directors, namely Messrs. Ballard, Barber, Bernard, Crabill, Henske and Tunnell. These agreements clarify that where there is a jointly-indemnifiable claim against these directors that may arise due to the service of such directors on our board of directors and on behalf of our parent and controlled affiliates, we will be primarily liable for any indemnification obligations on account of such service. Any indemnification from other third parties associated with such directors shall be secondary. The indemnification priority agreements do not create any new obligations or liabilities for us, our parent or our respective controlled affiliates beyond those already contained in our respective organizational documents and indemnification agreements. The foregoing summary of the material terms of the indemnification priority agreements is qualified in its entirety by reference to the form of indemnification priority agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6 — Exhibits
The exhibits to this report are as follows:

Incorporated by Reference
Exhibit				File	Date of	Exhibit	Provided
Number		Exhibit Description	Form	Number	First Filing	Number	Herewith
10.1	*	Form of Indemnification Priority Agreement among Activant Group Inc., Activant Solutions Inc. and each of their non-executive directors	—	—	—	—	X
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Pervez A. Qureshi	—	—	—	—	X
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco	—	—	—	—	X
32.1	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Pervez A. Qureshi	—	—	—	—	X
32.2	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco	—	—	—	—	X

*	Represents a management contract.

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

ACTIVANT SOLUTIONS INC.
Date: August 12, 2009	By:	/s/ KATHLEEN M. CRUSCO
Kathleen M. Crusco
Senior Vice President and Chief Financial Officer (Principal Financial and Duly Authorized Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit				File	Date of	Exhibit	Provided
Number		Exhibit Description	Form	Number	First Filing	Number	Herewith
10.1	*	Form of Indemnification Priority Agreement among Activant Group Inc., Activant Solutions Inc. and each of their non-executive directors	—	—	—	—	X
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Pervez A. Qureshi	—	—	—	—	X
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco	—	—	—	—	X
32.1	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Pervez A. Qureshi	—	—	—	—	X
32.2	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco	—	—	—	—	X

*	Represents a management contract.

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