Form 10-K
period 2009-09-30
ACTIVANT SOLUTIONS INC /DE/
filed 2009-12-14
CIK 1059103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ Activant Solutions Inc. is not currently required to submit and post Interactive Data Files pursuant to Rule 405 of Regulation S-T.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
No public trading market exists for the common stock, par value $0.01 per share, of Activant Solutions Inc. The aggregate market value of the common stock held by non-affiliates of the registrant was zero as of March 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter. All of the outstanding shares of common stock, par value $0.01 per share, of Activant Solutions Inc. are held by Activant Group Inc., the registrant’s parent company.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 14, 2009
Common Stock, par value $0.01 per share	10 shares
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. None

ACTIVANT SOLUTIONS INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED SEPTEMBER 30, 2009

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words and phrases such as “anticipate,” “believe,” “estimate,” “expect,” “is likely,” “predict,” “will be,” “will continue,” “intend,” “plan,” and variations of such words or phrases and similar expressions are intended to identify such forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” are forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, these forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in this report under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
USE OF TRADEMARKS AND TRADENAMES
Several trademarks and tradenames appear in this Annual Report on Form 10-K. Activant, the Activant stylized logo design, A-DIS, J-CON, VISTA, AConneX, PartExpert, Activant Eagle, Activant Cover-to-Cover, Activant iNet, Activant Vision, ePartExpert, ePartInsight, Interchange, Labor Expert, BuyerAssist, Speedware, Prophet 21 and Eagle are registered trademarks of ours. Other trademarks of ours include Activant Eclipse, Activant Integrated Service Estimator, Activant Prelude, Activant LaborExpert, Activant BuyerAssist, Activant Silk Dimensions Canada, Activant B2B Seller, Activant Catalyst, Activant Prism, Activant Service Intervals Plus, Activant ECS Pro, Activant Price Updating, Acclaim, Array, DISC, D2K, FasPac, ISE, SDI, StanPak, Turns, Trading Partner Connect, Ultimate, Series 12, Eclipse for Automotive, CSD, IDW, IDX, LOADSTAR, Activant iNet, Version 2, 4GL, XL, Dimensions, TPW, and CommerceCenter. Windows is either a registered trademark or tradename of Microsoft Corporation in the United States and/or other countries. Other trademarks and tradenames are used in this report, which identify other entities claiming the marks and names of their products. We disclaim proprietary interest in such marks and names of others.

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
Overview
We are a leading provider of business management solutions to distribution and retail businesses. With over 35 years of operating history, we have developed substantial expertise in serving businesses in three primary vertical markets: hardlines and lumber, wholesale distribution and the automotive parts aftermarket. The vertical markets we serve have the shared characteristic of being complex distribution and retail businesses with advanced inventory management needs. Using a combination of proprietary software and extensive expertise in these vertical markets, we provide complete business management solutions consisting of tailored systems, product support, content, supply chain products and services and professional services designed to meet the unique requirements of our customers. Our fully integrated systems and services include point-of-sale, inventory management, general accounting, e-commerce, warehouse automation, and data that enable our customers to manage their day-to-day business operations. We believe our solutions allow our customers to increase sales, boost productivity, operate more cost efficiently, improve inventory turns and enhance trading partner relationships.
We have built a large base of over 14,000 customers on product support, operating in approximately 30,000 business locations. In addition, our electronic automotive parts and applications catalog is used in approximately 27,000 business locations (a subset of which includes certain product support customers). We have developed strategic relationships with many well-known and influential market participants in each of our primary vertical markets, such as Ace Hardware, True Value Company and Do it Best Corp. in the hardlines and lumber vertical market, Netplus and NISSCO for the wholesale distribution vertical market, and the Aftermarket Auto Parts Alliance, Inc. in the automotive parts aftermarket. In addition, we have licensing agreements with many well-known participants in each of the vertical markets we serve, including the Industry Data Exchange Association in the wholesale distribution vertical market and O’Reilly Automotive, Inc. in the automotive parts aftermarket. No single customer represents more than 10% of our total sales. Based on number of customers and revenues, we believe we have a leading position in the United States serving the hardlines, lumber and automotive parts aftermarket sectors. We also believe we are one of the leading providers of business management solutions to the domestic wholesale distribution vertical market.
Market Opportunity
We focus our products and services on customers that operate in three primary vertical markets: hardlines and lumber, wholesale distribution and the automotive parts aftermarket. We believe that these businesses are increasingly taking advantage of information technology to more effectively manage their operations.
We have identified a number of common factors driving this demand for technology solutions within our vertical market customers:
•
Need for turnkey business management solutions with vertical specific functionality. We believe that software applications from vendors such as Intuit Inc., Microsoft Corporation, Oracle Corporation, The Sage Group plc and SAP AG, with a broad, general or horizontal approach, do not adequately address the needs of businesses that have specific functionality requirements. In addition, our typical customer generally does not have a large dedicated technology team to integrate and manage information technology solutions across multiple vendors. As a result, these businesses prefer a single vendor to provide and support a large portion of their information technology infrastructure, which includes software and product support and professional services and may extend to hardware, network management and content and supply chain services.

•
Complex supply chains. Our customers operate in markets that may have multi-level supply chains consisting of OEMs, service dealers, contractors, builders and other professional installers and “do it yourself” users that purchase parts or products from local or regional stores and distributors. These businesses, in turn, may be connected to one or more warehouses or distributors, which, in turn, are connected to manufacturers. Many of these connections are now Internet-based to facilitate e-commerce. Businesses with complex supply chains require more sophisticated, tailored systems and services to operate efficiently.

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

Our Business Model
We are a leading provider of business management solutions to wholesale and retail distribution businesses. With over 35 years of operating history, we have developed substantial expertise in serving businesses with complex distribution and retail requirements in three primary vertical markets: hardlines and lumber, wholesale distribution and the automotive parts aftermarket. For reporting purposes, we consider each of these vertical markets separate segments. The segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in the authoritative guidance that addresses segment disclosures. See Note 13 to our consolidated financial statements for additional information. For the year ended September 30, 2009, our Hardlines and Lumber, Wholesale Distribution, and Automotive segments accounted for approximately 36.2%, 41.4% and 19.8%, respectively, of our revenues. We also derive revenue from our productivity tools business, which we include in Other.
•
The hardlines and lumber vertical market consists of independent hardware retailers; home improvement centers; paint, glass and wallpaper stores; farm supply stores; retail nurseries and garden centers; independent lumber and building material dealers; pharmacies; and other specialty retailers, primarily in the United States.

Retailers are often affiliated with cooperatives, distributors and buying groups, such as Ace Hardware Corp., Do it Best Corp., True Value Company, Orgill, Inc., and Lumbermens Merchandising Corporation, that enable members to compete through optimized product assortment, buying power and brand and member wide customer loyalty programs and promotions, along with the incorporation of best business practices. These cooperatives, distributors and buying groups also influence the information technology buying decisions of their large groups of members. We work to ensure that these key influencers are aware of and recommend our products and services. National chains that are generally larger than our customers, such as The Home Depot, Inc., Lowe’s Home Centers, Inc. and Menard, Inc., generally utilize advanced information technology solutions within their businesses. Their adoption of advanced technology often creates demand within our hardware and lumber market for similar solutions.

•
The wholesale distribution vertical market consists of distributors of a range of products including electrical supply; plumbing; medical supply; heating and air conditioning; tile; industrial machinery and equipment; industrial supplies; fluid power; janitorial and sanitation products; paper and packaging; fasteners; petroleum and service establishment equipment vendors, primarily in North America. The business of wholesale distributors revolves around tracking and managing product inventory and servicing customers with high service level requirements, requiring product knowledge and availability, flexible delivery schedules, returns management and complex invoicing. In addition, wholesale distributors operate in multiple locations. The ability to manage these operations with a single inventory management system is essential to the success of their business. Wholesale distributors are increasingly using more sophisticated information technology systems to improve inventory turns, increase sales, reduce carrying and other operating costs and improve customer service.

•
The automotive parts aftermarket consists of customers involved in the manufacture, distribution, sale, and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks, and includes manufacturers, warehouse distributors, parts stores, professional installers in North America, the United Kingdom and Ireland as well as several chains in North America.

Participants in the automotive parts aftermarket are required to manage large quantities of data. There are over 5.5 million different stock keeping units, or SKUs, available to parts sellers. As a result, most automotive parts aftermarket participants require comprehensive inventory management systems and catalogs to keep track of these parts. In addition, consumer demand for same-day repair service and the need to quickly turn repair bays encourages professional installers to require prompt delivery of required parts from their suppliers. Therefore, the ability of either a warehouse distributor or parts store to identify the required part, access information about its part availability or the availability of an alternative part, identify the price of the part, enable auto-generated electronic order- and supply related communications with its customer, and then promptly supply the required part is critical to its success.

•	Other primarily consists of our productivity tools business, which is involved with software migration services and application development tools.
Products and Services
Using a combination of proprietary software and extensive expertise in these vertical markets, we provide complete business management solutions consisting of tailored systems, product support, and content and supply chain services designed to meet the unique requirements of our customers. Our fully integrated systems and services include point-of-sale, inventory management, e-commerce, general accounting, warehouse automation and enhanced data management that enable our customers to manage their day-to-day operations. Our products and services consist of the following business management solutions:
•
Systems, which is comprised primarily of proprietary software applications; professional services; training; and may include forms and paper products; and third-party software, hardware and peripherals.

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

Systems
We offer systems consisting of proprietary vertical specific software applications, implementation and training and third-party software. These systems may include hardware and peripherals. Our products provide in-store, retail, distributor and warehouse based solutions with fully integrated applications that help manage the workflows and data relating to a customer’s typical sales transactions and automate and streamline a customer’s inventory, sales and distribution operations. These applications include order management and fulfillment, barcode scanning and processing, inventory control, pricing, purchasing, accounts receivables and payables, special order processing, quote and bid processing, vendor and manufacturer communications, payroll, general ledger and credit and debit card authorization. The selling price of our products depends on a variety of factors, including the number of locations and users and the product requirements of the customer.
In addition, we offer add-on modules to our customers to enhance the capabilities of our products. The modular design of our add-on modules, such as business intelligence, credit card signature capture and delivery tracking, provides our customers with flexibility to deploy or implement our offerings individually or incrementally.
When we sell and license a new system or add-on module, our professional services team works to minimize disruption during the conversion process and to help optimize our customers’ use of the product by training them to use the primary and specialized features of the software. In addition, we integrate most of our products with hardware components and software products of third-party vendors prior to distributing the products to our customers. We primarily use Dell Inc.’s industry standard server and workstation hardware to power our software solutions. In addition, we offer hardware solutions from International Business Machines Corporation and Hewlett-Packard Company for certain of our solutions.
The following outlines our current system offerings:
•	Activant Catalyst. Our Activant Catalyst product is designed for large multi-location lumber operations.
•
Activant Eagle. Our Activant Eagle product is designed for many specialty retailers, including hardware and home center, automotive jobbers, pharmacies, ranch and home stores, lumber and building materials, and lawn and garden centers.

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

•
Activant Prophet 21. Our Activant Prophet 21 product, formerly known as CommerceCenter, is designed for distributors across multiple segments of the wholesale distribution vertical market including but not limited to industrial, electrical, fastener, fluid power petroleum supply, tile and floor covering, heating and air conditioning, and medical supply, and janitorial supply.

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
In addition to our current system offerings, we also service, maintain and earn product support revenues from additional legacy systems. Although we do not actively market and sell these legacy systems, we do from time-to-time respond to specific customer requests for such systems. We have also developed upgrade and conversion paths to our primary system offerings for the customers on our legacy products.
We also offer business products, including standard and custom third-party record keeping and sales forms and other office supplies, to our existing customer base. These forms and supplies include purchase order forms, checks, invoices, ink, toner and ribbons that are compatible with our software and hardware systems.
Services — Product Support
We provide comprehensive maintenance and customer support for each of our products. Our customers are principally independent businesses that require a high level of service, training and customer support to train users and to maintain their systems. We offer a broad set of professional and support services to businesses in our vertical markets. Our product support offerings include:
•
Access to Software Updates. We provide our product support customers with periodic software updates, which, among other things, provide bug fixes, selected functionality enhancements and efficiency improvements.

•
Help Desk Support. Our team of software and applications specialists provides customers with telephonic and web-based troubleshooting and other support related to our software and hardware products. This team provides technical and industry specific support for our systems through real-time diagnostics, access to our extensive knowledge base and assistance in optimizing our customers’ usage of our systems for their businesses. We offer our customers several service plan options to accommodate their support needs and requirements for their businesses. In addition, our product development team is available to address the most complex systems issues.

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
We offer web-based and email product support that allows customers direct access to a call tracking system, online product training courses and an online knowledge base. These features allow customers to request support services, review specific calls or their entire call history, increase employee system knowledge through online coursework or search a knowledge base to obtain ready answers to questions. Virtually all new systems customers subscribe to product support and generally continue to subscribe as long as they use the system. Product support subscriptions vary from a monthly to an annual basis depending on the product, and the subscription fees vary by platform, system size, number of users and configuration. In addition, we offer seminars and workshops to assist customers in understanding the capabilities of their systems. We strive to provide comprehensive information technology support to small and medium sized business customers to build customer relationships, enhance customer satisfaction and maximize customer retention rates.

Services — Content and Supply Chain
Our content and supply chain products and services include database services with information and reports related to point-of-sale activity, and connectivity services. These services are specific to the retail and wholesale trade vertical markets we serve and complement our systems offerings.
We provide electronic catalogs, related repair information and reports based on point-of-sale activity through a variety of data services. These proprietary database products and services generate recurring revenues through periodic (generally monthly) subscription fees and differentiate our products from those of our competitors. We offer data services to our automotive parts aftermarket customers, including warehouse distributors, manufacturers and parts stores and professional installers. Our principal content and supply chain products and services are:
•
Activant AConneX. We offer Internet-based communication services that connect the automotive parts aftermarket, ranging from manufacturers through warehouse distributors and parts stores to professional installers. Activant AConneX, uses the Internet to allow communication between and among our software systems and other companies’ software systems. The Activant AConneX service provides a communication link for transmission of parts orders from professional installers through e-store services and creates a parts trading network among parts stores and warehouse distributors. In addition, we offer an electronic data interchange interface between warehouse distributors and manufacturers.

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

•
Activant Integrated Service Estimator (ISE). ISE is an integrated web-based estimating tool that provides an estimating function for service chains. It is available as a module that can be integrated via web services with tire shop and lube management systems. ISE provides access to our parts, labor and service jobs databases.

•
Activant PartExpert/Activant ePartExpert and related products. Our electronic automotive parts and application catalog provides access to a database of over 300 million unique automobile part applications for approximately 7,000 automotive parts aftermarket product lines. These products are designed to increase productivity and accuracy in parts selection and handling. Our automotive systems are integrated with Activant PartExpert. For our Activant PartExpert product, we acquire, enter, clean, standardize and format data from over 900 nationally branded automotive parts manufacturers in an original, creative and unique manner. This data comes from manufacturers in paper or electronic format. We generally produce catalog updates on compact discs or DVDs approximately 10 to 12 times per year or make them available via online access. Related products include Activant Interchange, Cover-to-Cover, LaborExpert, ItemExpert, Service Intervals Plus, and BuyerAssist.

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

In addition to systems, product support and content and supply chain offerings, we offer our customers migration tools and services. Within our Productivity Tools business, we provide our customers with legacy migration and modernization professional services as well as proprietary and third party migration automation and application development software tools. We are one of the leading providers of legacy migration services for applications and databases residing on the Hewlett-Packard e3000. Hewlett-Packard Company announced that it is ending support for this platform in 2010. This may result in an increase in our migration business as customers may be looking to migrate prior to the end of life of this platform.
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

•
Leading Market Position in the Vertical Markets We Serve. With over 35 years of operating history, we have developed substantial expertise in serving businesses with complex distribution and retail requirements. Based on the number of our customers and our revenues, we believe we have a leading position in the United States serving the hardlines, lumber and automotive parts aftermarket markets. We also believe we are one of the leading providers of business management solutions to the wholesale distribution vertical market in the United States.

•
Large Base of Customers with High Retention. We have built a large base of over 14,000 product support customers operating in approximately 30,000 business locations. Our electronic automotive parts applications catalog is used in approximately 27,000 business locations (a subset of which includes certain product support customers). In our experience, our systems and services are integral to the operations of our customers’ businesses and switching from our systems generally requires a great deal of time and expense and may present a significant operating risk for our customers. As a result, we have historically had high levels of customer retention.

•
Relationships with Well-Known Market Participants. We have developed strategic relationships with many well-known market participants in the hardlines and lumber vertical market and the automotive parts aftermarket, including Ace Hardware Corp., Do it Best Corp., True Value Company and the Aftermarket Auto Parts Alliance, Inc. In addition, we have licensing agreements with many well-known participants in each of the vertical markets we serve, including HD Supply Support Services Inc., the Industry Data Exchange Association and O’Reilly Automotive, Inc.

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

•
Large Base of Recurring Subscription Revenues. Product support and content and supply chain services revenues comprise nearly all of our services revenues. These revenues are generally recurring in nature since they are derived primarily from subscriptions to our support and maintenance services, our electronic automotive parts and applications catalog, databases, connectivity and other services. Services revenues accounted for approximately 67.1% of our total revenues for the year ended September 30, 2009. We believe that the generally recurring nature of our product support and content and supply chain revenues provides us with a more predictable and stable stream of revenues relative to systems revenues that are primarily one-time purchases. Virtually all new systems customers subscribe to product support and generally continue to subscribe as long as they use the system.

Sales and Marketing
We have dedicated sales and marketing groups for each of the hardlines and lumber, wholesale distribution and automotive parts aftermarket verticals. Our sales and marketing strategy is to provide relevant business expertise to target customers by using sales representatives with strong industry specific knowledge.
Within these vertical markets, we use a combination of field sales, inside sales, value added resellers and national account programs. We seek to ally with large customers or groups of customers and leverage these program groups to assist us in selling to their members. Incentive pay is a significant portion of the total compensation package for all sales representatives and sales managers. Our field sales teams generally focus on identifying and selling to new customers as well as identifying and selling to existing customers that are migrating from one of our legacy systems to one of our primary system offerings, while our inside sales team focuses on selling upgrades and new software applications to our installed base of customers.
Our marketing approach is to develop strategic relationships with many of the well-known market participants in the vertical markets that we serve, including, Ace Hardware Corp., True Value Company and Do it Best Corp. cooperatives for the hardlines and lumber vertical market, NetPlus Alliance and NISSCO for the wholesale distribution market, and the Aftermarket Auto Parts Alliance, Inc. for the automotive parts aftermarket. In addition, we have agreements with many of the well-known participants in the vertical markets we serve, including the Industry Data Exchange Association and O’Reilly Automotive, Inc. This strategy includes obtaining endorsements, warehouse distributor relationships and other alliances. The goal of these programs is to enhance the productivity of the field sales team and to create leveraged selling opportunities as well as offer maximum benefits to our customers by allowing them to implement broad based common business practices.
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
Our customer base includes long-term customers using our older, character-based systems, as well as those who have upgraded to our recently developed products running on Microsoft Windows, Linux, AIX and several UNIX platforms. A large portion of our current installed customer base is using older character-based systems, especially in the automotive parts aftermarket. We believe there is a significant opportunity for us to migrate these customers to our current generation of systems offerings running on more modern technology platforms. We have developed our current generation of products to provide an efficient migration path for customers operating older systems while preserving existing functionality and offering significant advantages in ease of use and new e-commerce capabilities.
In the development of our software, we use industry standard tools such as .Net, Java, Microsoft and Progress toolsets and a variety of open source based technologies.
We also leverage a set of key technology relationships with third-party vendors to offer or facilitate a complete turnkey business management solution to our customers. We have relationships with several third-party vendors, including (1) Dell Inc., International Business Machines Corporation, Hewlett-Packard Company and Motorola, Inc. (Symbol Technologies) for hardware platforms, (2) Microsoft Corporation for tools, operating systems and databases, (3) Progress Software Corporation for development tools, (4) Sterling Commerce, Inc. and Inovis, Inc. for electronic data interchange and (5) SonicWALL, Inc. for security solutions.
Intellectual Property
We have approximately 268 registered copyrights, 69 registered trademarks and 6 issued patents in the United States. We attempt to protect our intellectual property in a number of ways. First, we distribute, or enable access to, our proprietary software and database products through licensing agreements, which require licensees to acknowledge our ownership of the software and databases and the confidential nature of our proprietary information, and grant limited usage rights. Secondly, all of our personnel are required to assign to us all rights of such personnel to inventions, patents, works of authorship and confidential information developed in conjunction with their employment relationship and agree to keep confidential our proprietary information. Finally, we require that third parties receiving our confidential information execute a non-disclosure agreement.
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
Customers
For the year ended September 30, 2009, no single customer accounted for more than 10% of our total revenues.
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
In the hardlines and lumber vertical market, we compete primarily with smaller, niche-focused companies, many of which target specific geographic regions. Some of our competitors in this vertical market include Spruce Computer Systems, Inc., eCommerce Industries, Inc. (ECi), Distribution Management Systems Inc. (DMSi), and Progressive Solutions, Inc.
We compete with several other vertically focused software providers in the wholesale distribution vertical market, including a division of Infor Global Solutions, Inc. and Sage Software. Other competitors include vertically focused software vendors in the building material, distribution and manufacturing markets, as well as independent software vendors, software tool developers and vendors and database vendors in other markets.
In the automotive parts aftermarket, we compete primarily with smaller software and content companies that operate regionally or in a specific niche of the market and with proprietary systems developed by or for industry participants. Some of our competitors in this vertical market include Autologue Computer Systems, Inc., in systems, and WHI Solutions, Inc., in systems and content and data services. Genuine Parts Company (NAPA) and General Parts, Inc. (GPI) each offer its own branded solution to its respective company owned and independently affiliated stores.
Several large software companies have made public announcements regarding the attractiveness of various markets we serve and their intention to expand their focus in these markets, including Intuit Inc., Microsoft Corporation, Oracle Corporation, The Sage Group plc, and SAP AG. As a result, we expect competition with these large software companies may increase in the future. Currently, these large software companies rarely compete directly with us except on larger or nationally focused opportunities.
Suppliers
We purchase materials, supplies, product components, and products as well as license third-party software from a large number of vendors, generally all of which are competitively priced and readily available, however we do rely on single suppliers or a limited number of suppliers for some of the products included in our business management solutions. For example, Dell Inc. is our single supplier of industry standard server and workstation hardware used in some of our business management solutions.
Employees
We have over 1,700 employees as of September 30, 2009. None of our employees are represented by unions. We have not experienced any labor problems resulting in a work stoppage and believe we have good relations with our employees.
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
Available Information
All of our reports are filed with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and are accessible through the SEC website (http://www.sec.gov) as soon as reasonably practicable after we electronically file such material. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549.

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
General economic and market conditions (including tight credit markets) have negatively affected our customers and our business, and could continue to negatively affect our customers and materially adversely affect our results of operations and liquidity.
The current economic conditions and tight credit markets have had a significant negative impact on businesses around the world, including ours. Although we believe that cash provided by operations and available borrowing capacity under our senior secured credit facility will provide us with sufficient liquidity through the current credit crisis, the impact of these conditions on our customers cannot be predicted and may be quite severe, including an inability or unwillingness to acquire new systems or add-on products or to continue their subscription to our services at their current level or at all. These and other economic factors, such as consumer demand, unemployment, inflation levels and the availability of credit could have a material adverse effect on demand for our products and services and on our financial condition and operating results. We sell our systems and services to a large number of small and medium sized businesses. These businesses have been and are more likely to be impacted by unfavorable general economic and market conditions than larger and better capitalized companies. Furthermore, the businesses of our customers in the hardlines and lumber vertical market are affected by trends in the new housing and home improvements market, and our customers in the wholesale distribution vertical market are affected by trends in commercial construction and industrial production markets, which have been significantly adversely impacted by the recession and the downturn in the housing industry and may be further harmed in the future by an increase in interest rates or a further decline in the general economy. Moreover, the economic recession presents additional risks and uncertainties that could negatively affect our business, results of operations and financial condition, including the following:
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

•
adverse economic conditions may promote consolidation in the industries in which our customers operate with such customer consolidation leading to reduced demand for our products and services by particular customers and, more generally, greater pricing pressure and pressure to renegotiate existing contracts, replacement of our products in our installed base with competing products, and cancellations and reductions of previously planned customer purchases;

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

We may be negatively affected by the recent turmoil in U.S. and global capital and credit markets.
We must maintain liquidity to fund our working capital, service our outstanding indebtedness and finance investment opportunities, such as the acquisitions of Silk Systems, Inc. (“Silk Systems”) in May 2007 and Eclipse Distribution Management System business (“Eclipse”) from Intuit Inc. in August of 2007. Without sufficient liquidity, we could be forced to curtail our operations or we may not be able to pursue new business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash and cash equivalents, and borrowings under our senior secured credit facility.
The capital and credit markets have been experiencing extreme volatility and disruption during the past 18 months. These market conditions have, to a degree, affected our ability to borrow under our senior secured credit facility. On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”) and on November 1, 2009, CIT Group Inc. (“CIT”), filed petitions under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. A Lehman Brothers subsidiary, Lehman Commercial Paper Inc. (“Lehman CPI”) and a CIT subsidiary, The CIT Group/Equipment Financing, Inc. (“CIT Financing”), are lenders under our senior secured credit agreement, having provided commitments of $7.0 million and $7.5 million, respectively, under the revolving credit facility, of which $1.8 million and $1.9 million, respectively, were outstanding as of September 30, 2009. In October of 2009, we subsequently repaid the $10.0 million remaining outstanding principal balance on the revolving credit facility. Although we have made no request for funding under the revolving credit facility since the filing of the bankruptcy petitions by Lehman Brothers or CIT, it is uncertain, whether Lehman CPI or CIT Financing will participate in any future requests for funding or whether another lender might assume their commitments.
Moreover, the commercial lending market during much of the past 18 months, and particularly since the Lehman Brothers bankruptcy, has experienced unprecedented levels of contraction, with a limited number of new loans being originated or refinancings taking place. It is unlikely based on the current lending environment that we could at this time access significant additional capital in the credit markets on terms acceptable to us. It is unclear at this point when that situation will change. Even if the credit markets improve, the availability of financing will depend on a variety of factors, such as economic and market conditions, the availability of credit and our credit ratings, as well as the possibility that lenders could develop a negative perception of our company or the vertical markets that we serve. We may not be able to successfully obtain any necessary additional financing on favorable terms, or at all.
Our substantial indebtedness could adversely affect our business.
We have a substantial amount of indebtedness totaling $522.9 million as of September 30, 2009. We have additional borrowing under the senior secured credit facility of $19.1 million or $30.0 million, depending upon whether Lehman CPI or CIT Financing will participate in any future requests for funding or whether another lender might assume their commitment, as well as letters of credit of a maximum of $5.0 million.
At September 30, 2009, our total debt consisted of $398.6 million aggregate principal amount outstanding of term loans due 2013, $114.3 million of 9.5% senior subordinated notes due 2016 and $10.0 million of borrowings under our revolving credit facility due 2011. In October of 2009, we subsequently repaid the $10.0 million remaining outstanding principal balance on the revolving credit facility. Our substantial indebtedness has important consequences, including:
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
In addition, our senior secured credit agreement and the indenture governing the senior subordinated notes permit us to incur substantial additional indebtedness in the future. If new indebtedness were added to our and our subsidiaries’ current debt levels, the risks described above would intensify.
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
Our senior secured credit agreement and the indenture governing our senior subordinated notes contain a number of significant covenants. These covenants limit our ability and the ability of our restricted subsidiaries to, among other things:

•	incur additional indebtedness and issue additional preferred stock;

•	make capital expenditures and other investments;

•	merge, consolidate or dispose of our assets or the capital stock or assets of any restricted subsidiary;

•	engage in sale-leaseback transactions;

•	pay dividends, make distributions or redeem capital stock;

•	materially change our line of business;

•	enter into transactions with our affiliates; and

•	grant liens on our assets or the assets of our restricted subsidiaries.
Our senior secured credit agreement requires us to meet certain financial tests, including covenants that require us to satisfy a maximum total leverage ratio of consolidated total debt to adjusted EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the senior subordinated notes and our senior secured credit facilities) and a minimum interest coverage ratio of adjusted EBITDA to consolidated interest expense, and other financing conditions tests, which become increasingly stringent over the term of the senior secured credit facility. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Covenant Compliance.” Based on our plan for fiscal year 2010, we currently anticipate that we will be able to meet or exceed these financial tests and covenants during this period. This expectation is based on our cost and revenue expectations for fiscal year 2010, which include certain cost cutting initiatives. Should the current economic conditions cause our business or our vertical markets to deteriorate beyond our expectations or should our cost cutting initiatives prove insufficient we may not be able to satisfy these financial tests and covenants.
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
We may not be able to effectively respond to the changing technological requirements of the vertical markets we serve. To the extent we determine that new software and hardware technologies are required to remain competitive or our customers demand more advanced offerings, the development, acquisition and implementation of these technologies are likely to require significant capital investments by us and significant time for development, integration and implementation. Capital may not be available for these purposes and investments in technologies may not timely meet market requirements or result in commercially viable products. In addition, we may not be able to maintain our electronic automotive parts and applications catalog or introduce new versions or releases in a timely manner, and we may not be able to implement these new versions or releases in a manner that will meet the needs of our customers and maintain their proprietary nature. In the event we are not able to respond to changing technological requirements in the vertical markets we serve or our customers’ needs, our revenues could decline significantly, and our operating results could be materially adversely affected.
If we do not develop new relationships and maintain our existing relationships with key customers and/or well-known market participants, our revenues could decline significantly and our operating results could be materially adversely affected.
We have developed strategic relationships with many well-known market participants in the hardlines and lumber, wholesale distribution and automotive parts aftermarket verticals. For example, we are a preferred and/or a recommended business management solutions provider for the members of the Ace Hardware Corp., True Value Company and Do it Best Corp. cooperatives and Aftermarket Auto Parts Alliance, Inc. We believe that our ability to increase revenues depends in part upon maintaining our existing customer and market relationships, including exclusive, preferred and/or recommended provider status, and developing new relationships. We may not be able to renew or replace our existing licensing agreements upon expiration or maintain our market relationships that allow us to market and sell our products effectively. The loss or diminishment of key relationships, such as these, in whole or in part, could materially adversely impact our business.
If we experience shortages or delays in the receipt of equipment or hardware necessary to develop our business management solutions and systems, we may suffer product delays and other material adverse effects.
We rely on single suppliers or a limited number of suppliers for some of the products and software licenses included in our business management solutions. For example, Dell Inc. is our single supplier of industry standard server and workstation hardware used in some of our business management solutions. In the past, we have experienced production delays when we were unable to obtain the necessary equipment or hardware. If there is a shortage of, or delay in supplying us with the necessary equipment or hardware, we would likely experience production and shipment delays and increased costs of developing our business management solutions and systems. This could result in a loss of sales, thus reducing our systems revenue and gross margin.
Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting, which could harm our reputation and our business and have a material adverse affect on our financial condition and results of operations.
Our ability to successfully implement our business plan and comply with regulations, including the Sarbanes-Oxley Act, requires an effective planning and management process. We are required to document and test our internal controls over financial reporting so that we can provide reasonable assurance with respect to our financial reports and prevent fraud. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures and controls, could harm our ability to accurately forecast sales demand, manage our supply chain and record and report our financial performance on a timely and accurate basis, which could materially and adversely affect our results of operations. If our management is unable to annually certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal control over financial reporting at the time our fiscal year 2010 annual report is due and thereafter, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could harm our business and our financial condition and results of operations.
Approximately 67.1% of our total revenues for the year ended September 30, 2009 was derived from product support, content and supply chain services and other services, which generally are subscription-based and not governed by long-term contracts, and therefore, if our current customers do not continue their subscriptions, our revenues could decline significantly and our operating results could be materially adversely affected.
Our product support and content and supply chain services are typically provided on a subscription basis, subject to cancellation on 30 to 60 days’ notice without penalty. Accordingly, our customers may not continue to subscribe to our services. As we stop actively improving and selling several of our older systems, we experience reduced rates of customer retention, which has been particularly evident in the automotive parts aftermarket. These developments have resulted in a decrease in our automotive segment’s product support revenues of $3.1 million, or 12.7%, from the year ended September 30, 2008 as compared to the year ended September 30, 2009. We expect the decreases in automotive segment product support revenues to continue, although we cannot predict with certainty the magnitude and timing of future decreases. We believe that the magnitude of these declines may be exacerbated by the current economic downturn.
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
Our success and ability to implement our business strategy, including integrating acquisitions, depends upon the continued contributions of our management team and others, including our technical employees. Mr. Paul H. Salsgiver, Jr. joined us as our new

Executive Vice President and General Manager, Hardlines and Lumber, on September 8, 2008, replacing Mr. Stephen Bieszczat, who had been named Senior Vice President of Marketing. In addition, Mr. Kevin V. Roach joined us as our new Executive Vice President and General Manager, Wholesale Distribution on September 29, 2008, replacing Mr. Stephen A. McLaughlin, who transferred to the role of Senior Vice President of Strategic and Lumber Sales and finally, Mr. Iain (“Skip”) W. Paterson, Jr. joined us as our new Senior Vice President of Human Resources on May 1, 2008, replacing Ms. Beth Taylor, who passed away on November 23, 2007. In addition, in fiscal years 2008 and 2007, we have experienced significant turnover in the roles of chief financial officer, corporate controller and other key positions in our finance and accounting departments. There is significant competition for such personnel, and there can be no assurance that we will be able to attract and/or retain suitably qualified employees. Further changes in management or the loss of the services of our senior management, particularly Mr. Pervez A. Qureshi, our Chief Executive Officer, could make it more difficult to successfully operate our business and achieve our business goals. In addition, our future success also depends on the performance and integration of our new senior management and our ability to attract and retain qualified personnel. We may be unable retain existing management, attract other qualified managerial, technical, sales and client support personnel that are critical to our success, which could result in harm to our customer and employee relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. This turnover and inability to hire and retain qualified personnel could adversely impact our results of operations and business.
Our new Activant Eagle and Activant Vision product extensions for the automotive parts aftermarket are key elements to our strategy to re-establish growth in the automotive segment, and if these product extensions do not gain market acceptance within that market our future growth and operating results could be adversely affected.
A component of our business strategy is to re-establish growth in automotive through the introduction of new systems and services. We have developed a version of our Activant Eagle product, a Windows-based system that has versions originally targeted at the hardlines and lumber vertical market, to target the automotive parts aftermarket, and we have introduced the Activant Vision product, which we acquired in conjunction with our acquisition of The System House, Inc. in 2005. In the event our version of Activant Eagle for the automotive parts aftermarket and our Activant Vision product do not gain acceptance within that market, our future growth and operating results could be adversely affected.
The costs and difficulties of integrating current and future acquisitions could impede our future growth, diminish our competitiveness and materially adversely affect our operations.
In May 2007, we acquired Silk Systems and in August 2007, we acquired Eclipse. These acquisitions increased the size and geographic scope of our operations. Additionally, we may pursue further acquisitions as part of our expansion strategy or to augment our sales, including additional acquisitions that extend our presence outside of North America. We cannot be certain that our current or future transactions will be successful and will not materially adversely affect the conduct, operating results or financial results of our business. With respect to any future acquisitions, we may be unable to identify additional potential acquisition targets, integrate and manage successfully any acquired businesses or achieve a substantial portion of any anticipated cost savings or other anticipated benefits from other acquisitions in the timeframe we anticipate, or at all. In addition, many transactions are subject to closing conditions, which may not be satisfied, and transactions may not be successfully completed even after their public announcement. Acquisitions, including, Silk Systems and Eclipse, involve numerous risks, such as difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, market acceptance of our integrated product offerings, risks related to potential unknown liabilities associated with acquired businesses, personnel turnover and the diversion of management’s attention from other business concerns. Acquisitions of foreign businesses involve numerous additional risks, including difficulty enforcing agreements and collecting receivables under foreign laws and regulations, unexpected political, legal, trade or economic changes or instability, more stringent regulatory requirements or rules relating to labor or the environment, difficulty enforcing our intellectual property rights and increased exposure to foreign exchange rate fluctuations. We have paid cash or borrowed debt for our recent acquisitions, including Silk Systems and Eclipse. Any future acquisitions may involve further use of our cash resources, the issuance of equity or debt securities and/or the incurrence of other forms of debt.
We have recorded a goodwill impairment charge and if our goodwill is further impaired in the future, we may record additional charges to earnings, which could adversely impact our results of operations.
Approximately $598.5 million of the purchase price paid in connection with our acquisition in May 2006 by affiliates of Hellman & Friedman LLC and certain other investors was allocated to acquired goodwill. Approximately $67.9 million of the purchase prices for other acquisition, such as Silk Systems and Eclipse, were also allocated to acquired goodwill. In addition, in conjunction with the adoption of authoritative accounting guidance regarding the identification of additional pre-acquisition income tax liabilities, we recorded a decrease to goodwill of approximately $8.2 million. We also have intangible assets with a net carrying amount of $192.4 million as of September 30, 2009. Under relevant authoritative guidance, goodwill and other intangible assets must be assessed for impairment at least annually and potentially more frequently, when conditions exist or events occur that indicate the value of our goodwill and other intangible assets may be impaired. As of December 31, 2008, we determined it necessary to evaluate goodwill for impairment as of an interim date due to the global economic uncertainty and credit crisis and the significant decrease in the level of overall spending, including spending in the vertical markets that we serve. We completed the interim impairment analysis for each of our reporting units and concluded that as of December 31, 2008, the fair value of our Hardlines and Lumber and our Automotive reporting units was below their respective carrying values, including goodwill. Consequently, we recorded a goodwill impairment charge of $107.0 million, comprised of $78.0 million related to Hardlines and Lumber and $29.0 million related to Automotive. During our fiscal year 2009 annual test for impairment, we further concluded that fair value of our Other reporting unit was below its carrying value, including goodwill. As a result, we recorded a goodwill impairment charge of $7.5 million related to Other bringing our total goodwill impairment charge for fiscal year 2009 to $114.5 million. For the purposes of these analyses, our estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows and the market approach, which estimates the fair value of our reporting units based on comparable market prices. We will not be required to make any current or future cash payments as a result of these impairment charges. In addition, a further significant and sustained decline in our expected future cash flows, a significant adverse change in the economic environment or slower growth rates could result in the need to perform an additional impairment analysis in future periods. If we were to conclude that a future write down of our goodwill is necessary, then we would record the additional charges, which could materially adversely affect our financial position and results of operations.
We rely on third-party information for our electronic automotive parts and applications catalog, and we are increasingly facing pressure to present our electronic automotive parts and applications catalog in a flexible format, each of which could expose us to a variety of risks, including increased pressure on our pricing.
We are dependent upon third parties to supply information for our electronic automotive parts and applications catalog. Currently, we obtain most of this information without a contract. In the future, more third-party suppliers may require us to enter into a license agreement and/or pay a fee for the use of the information or may make it more generally available to others. We rely on this third-party information to continually update our catalog. For example, an industry association is currently developing a data collection format that would make this information more accessible to consumers and provide it in a more usable format. In addition, as a result of competitive pressures and technical requirements, we may be required to provide our electronic automotive parts and applications catalog in a flexible format, which could make it more difficult for us to maintain control over the way information presented in our catalog is used. Any significant change in the manner or basis on which we currently receive this information or in which it is made available to others who are or who could become competitors could have a material adverse effect on our electronic automotive parts and applications catalog business, which could have a material adverse effect on our business and results of operations.
If our existing customers who operate systems that we no longer actively sell do not upgrade or delay upgrading to our current generation of systems or upgrade to a system not sold by us, or if they opt to operate their systems without continuing their subscription to our services, our operating results could be materially adversely affected.
Approximately a third of our existing customers currently operate systems that we service and maintain but do not actively sell. Although we have developed upgrade paths to newer technologies for substantially all of these older systems, we cannot predict if or when our customers will upgrade to these newer technologies. If our customers do not upgrade or delay the upgrade cycle, or if they upgrade to a competitive system, or if they terminate their subscription to our services (either by operating their systems without any outside services or by securing services from a supplier other than us), our systems sales and services revenues and operating results could be materially adversely affected.
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
In the hardlines and lumber vertical market, we compete primarily with smaller, niche-focused companies, many of which target specific geographic regions. Some of our competitors in this vertical market include Spruce Computer Systems, Inc., eCommerce Industries, Inc. (ECi), Distribution Management Systems Inc. (DMSi), and Progressive Solutions, Inc.
We compete with several other vertically focused software providers in the wholesale distribution vertical market, including a division of Infor Global Solutions, Inc. and Sage Software. Other competitors include vertically focused software vendors in the building material, distribution and manufacturing markets, as well as independent software vendors, software tool developers and vendors and database vendors in other markets.
In the automotive parts aftermarket, we compete primarily with smaller software and content companies that operate regionally or in a specific niche of the market and with proprietary systems developed by or for industry participants. Some of our competitors in this vertical market include Autologue Computer Systems Inc., in systems, and WHI Solutions, Inc., in systems and content and data services. Genuine Parts Company (NAPA) and General Parts, Inc. (GPI) each offer its own branded solution to its respective company owned and independently affiliated stores.
Several large software companies have made public announcements regarding the attractiveness of various markets we serve and their intention to expand their focus in these markets, including Intuit Inc., Microsoft Corporation, Oracle Corporation, The Sage Group plc,

and SAP AG. As a result, we expect competition with these large software companies may increase in the future. Currently, these large software companies rarely compete directly with us except on larger or nationally focused transactions.
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
Although our systems revenues increased annually from approximately 31.0% of our total revenues for fiscal year 2003 to approximately 40.6% of our total revenues for fiscal year 2008, as a result of the general economic slow-down we did see a decrease in our systems revenues as a percentage of our total revenues to approximately 32.9% for fiscal year 2009 compared to the prior year. We expect our systems revenues to continue to represent a material percentage of our total revenues and to fluctuate from quarter to quarter. The sales cycle for our systems generally ranges from 90 days to 12 months, and it may be difficult to predict when a sale will close, if at all. It is therefore difficult to predict the quarter, if any, in which a particular sale will occur and to plan our expenditures accordingly.
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
Our customer base may shrink due to a number of factors, including future consolidation among our customers and other businesses, attrition caused by customers exiting the markets in which we operate, migration to a competitor’s products and services, or reductions in the level of support services subscribed by our customers in response to a downturn in economic and market conditions. This shrinkage may reduce our revenues, which would negatively impact our financial performance. In addition, we may not be successful in our strategy to expand the marketing of our systems to new retail and wholesale subvertical markets, such as pharmacies, which would negatively impact our financial performance.
The markets we serve are highly fragmented. These markets have in the past and are expected to continue to experience consolidation. For example, the hardlines and lumber vertical market has experienced consolidation as retail hardware stores and lumber and building materials dealers try to compete with mass merchandisers such as The Home Depot, Inc., Lowe’s Home Centers, Inc. and Menard, Inc. Our customers may be acquired by companies with their own proprietary business management systems or by companies that utilize a competitor’s system, or our customers may be forced to shut down due to this competition. We may lose these customers as a result of this consolidation.
We may also lose customers if customers exit the markets in which we operate or migrate to a competitor’s products and services. For example, if original equipment manufacturers successfully increase sales into the automotive parts aftermarket, our customers in this vertical market may lose revenues, which could adversely affect their ability to purchase and maintain our solutions or stay in business. In addition, the recent economic downturn has caused customers to exit the market altogether. There may be insufficient new customers entering the market to replace the business of exiting customers. Finally, our revenue may also contract if customers reduce the level of support services subscribed in response to a downturn in economic and market conditions. For example, as customers, such as large lumber yards and distributors, reduce their employee base, they may reduce the number of users for which they subscribe for support.
We have begun to market our systems to new retail, such as pharmacies, and wholesale subvertical markets. Although we have seen encouraging indications of acceptability of our Eagle system in the pharmacy subvertical, there can be no assurance that those early indications will develop into widespread acceptance, that we will be able to successfully compete against incumbent suppliers, or that we will successfully develop industry association relationships which will help lead to penetration of this new subvertical. If we are unable to expand into new subvertical markets, such as pharmacies, our financial performance may be negatively impacted.
If we fail to adequately protect our proprietary rights and intellectual property, we may incur unanticipated costs and our competitive position may suffer.
Our success and ability to compete effectively depend in part on our proprietary technology. We have approximately 268 registered copyrights, 69 registered trademarks and 6 issued patents in the United States. We attempt to protect our proprietary technology through the use of trademarks, patents, copyrights, trade secrets and confidentiality agreements. Legal protections for information products may be limited and technical means may not be available to protect against unauthorized use, access, display, reproduction or distribution. We may not be able to adequately protect our technology and competitors may develop similar technology independently.

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
Our software and information services are highly complex and sophisticated and could from time to time contain design defects or errors. Additionally, third-party information supplied to us for inclusion in our electronic automotive parts and applications catalog may not be complete, accurate or timely. These defects or errors may delay the release or shipment of our products or, if the defect or error is discovered only after customers have received the products, these defects or errors could result in increased costs, litigation, customer attrition, reduced market acceptance of our systems and services or damage to our reputation.
If we fail to obtain software and information we license from third parties on acceptable terms, we may experience product delays and disruptions that could materially and adversely affect our business and results of operations.
We license and use software and information from third parties in our business. These third-party software and information licenses may not continue to be available to us on acceptable terms. In addition, these third parties may from time to time receive claims that they have infringed the intellectual property rights of others, including patent and copyright infringement claims, which may affect our ability to continue licensing their software or information. We have products that are dependent on third-party software products (such as the IBM U2 and Progress Software databases). Some of our products are also dependent on third-party information licenses. For example, we currently obtain labor-related information from Mitchell Repair Information Company, LLC. When the term of that agreement ends, we may not be successful in renewing the agreement on acceptable terms or obtaining comparable labor-related information from an alternative source. Our inability to use any of this third-party software and information could result in shipment delays or other disruptions in our business, which could materially and adversely affect our operating results.
Interruptions in our connectivity applications and our systems could disrupt the services that we provide and materially adversely affect our business and results of operations.
Certain of our customers depend on the efficient and uninterrupted operation of our software connectivity applications, such as AConneX and our web hosting services. In addition, our businesses are highly dependent on our ability to communicate with our customers in providing services and to process, on a daily basis, a large number of transactions. We rely heavily on our telecommunications and information technology infrastructure, as well as payroll, financial, accounting and other data processing systems. These applications and systems are vulnerable to damage or interruption from a variety of sources, including natural disasters, telecommunications failures and electricity brownouts or blackouts. If any of these systems fail to operate properly or become disabled, we could suffer financial loss, a disruption of our businesses, or damage to our reputation. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our connectivity applications or in these services. We have certain recovery plans in place to protect our businesses against natural disasters, security breaches, power or communications failures or similar events. At the same time, we have concluded it is not cost effective at this time to maintain any secondary “off-site” systems to replicate our connectivity applications, and we do not maintain and are not contractually required to maintain a formal disaster recovery plan with respect to these applications. Despite our preparations, in the event of a catastrophic occurrence, our disaster recovery plans may not be successful in preventing loss of customer data, service interruptions, disruptions to our operations or ability to communicate with our customers, or damage to our important locations. A loss or damage to our data center, telecommunications or information technology infrastructure, or our connectivity applications, could result in damage to our reputation and lost revenues due to service interruptions and adverse customer reactions.
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
Generally, our international business is conducted in foreign currencies, principally the British pound, the Euro and the Canadian dollar. Fluctuations in the value of foreign currencies relative to the U.S. dollar will continue to cause currency transaction gains and losses. We cannot predict the effect of exchange rate fluctuations upon future operating results. We may experience currency losses in the future. We monitor our foreign currency exposure and, from time to time, may attempt to reduce our exposure through hedging. At September 30, 2009, we had no foreign currency contracts outstanding.
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
ITEM 1B — UNRESOLVED STAFF COMMENTS
None.

ITEM 2 — PROPERTIES
As of December 14, 2009, we leased a total of approximately 440,000 square feet of office and distribution space, approximately 400,000 square feet of which is located in the U.S., with the remainder in Canada, Ireland and the United Kingdom. Our principal executive offices are located at 7683 Southfront Road, Livermore, CA 94551. We consider our properties suitable for their present and intended purposes and adequate for our current level of operations.
As of December 14, 2009, our facilities consisted of the principal properties listed in the table below:

	Approx.
	Size		Lease
Location	(Sq. ft.)(1)	Description of Use	Termination
Livermore, California	86,300	Principal and management offices; product support; software development; data entry; sales; administrative	2012
Austin, Texas	76,300	Management offices; product support; software development; data entry; sales; administrative	2015
Yardley, Pennsylvania	65,000	Management offices; product support; software development; sales; administrative	2012
Westminster, Colorado	41,600	Management offices; product support; software development; sales; administrative	2011
Austin, Texas	23,300	Systems integration and distribution	2013
Hyannis, Massachusetts	20,400	Systems integration and distribution; product support	2011
Greenville, South Carolina	19,400	Product support; software development; sales; administrative	2012
Montreal, Quebec	14,800	Management offices; product support; software development; sales; administrative	2010
Plano, Texas	13,300	Product support; sales; software development	2012
London, Ontario	12,000	Product support; software development; sales; administrative	2014
Austin, Texas	9,300	Data center	2013

(1)
This includes all leased properties in excess of 9,000 square feet that are actively used in our operations. Locations of smaller square footage or that have been exited prior to lease termination are not listed; however, they are included in the total square footage of 440,000.

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
Equity Compensation Plan Information
The following table provides certain information as of September 30, 2009, with respect to Activant Group’s equity compensation plans in effect on that date under which shares of Activant Group’s common stock are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)		Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)

Equity compensation plans approved by stockholders	8,102,407	(1)	$4.28	147,855

Equity compensation plans not approved by stockholders (2)	—		—	—

(1)
Includes shares of Activant Group’s common stock to be issued upon the exercise of options granted under the Activant Group Inc. 2006 Stock Incentive Plan and 333,334 shares of Activant Group’s common stock to be issued upon the exercise of certain rollover options granted to Mr. Pervez A. Qureshi in connection with the mergers.

(2)	As of September 30, 2009, we did not have any equity compensation plans that were not approved by Activant Group’s or our stockholders.
Purchases of Equity Securities of the Issuer and Affiliated Purchasers
Neither we nor any affiliated purchaser repurchased any of our equity securities in the fourth quarter of fiscal year 2009.

ITEM 6 — SELECTED FINANCIAL DATA
The following table sets forth our selected financial data for the years ended September 30, 2009, 2008 and 2007, the periods from October 1, 2005 to May 2, 2006 and May 2, 2006 to September 30, 2006 and the year ended September 30, 2005. The balance sheet data as of September 30, 2009 and 2008, and the statement of operations data for the years ended September 30, 2009, 2008 and 2007 set forth below are derived from the audited consolidated financial statements of Activant Solutions Inc. included elsewhere herein. The balance sheet data as of September 30, 2007 and 2006, and the statement of operations data for the period of May 2, 2006 to September 30, 2006 are derived from the audited consolidated financial statements of Activant Solutions Inc. from prior years. The balance sheet data as of September 30, 2005 and the statement of operations data for the period from October 1, 2005 to May 2, 2006, and the year ended September 30, 2005 set forth below are derived from the audited consolidated financial statements of Activant Solutions Holdings Inc. (the “Predecessor Company”) that are not included herein. The selected financial data below should be read in conjunction with the section titled “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements included elsewhere herein.
Our and our Predecessor Company’s results of operations include the results of Speedware Corporation Inc. commencing after the consummation of the Speedware Corporation Inc. acquisition on March 30, 2005 and the results of Prophet 21, Inc. commencing after the consummation of the Prophet 21, Inc. acquisition on September 13, 2005. Our results of operations include the results of Silk Systems commencing after the consummation of the Silk Systems acquisition on May 31, 2007, and the results of Eclipse commencing after the consummation of the Eclipse acquisition on August 17, 2007. Accordingly, the results of operations are not directly comparable to periods prior to the acquisitions (in thousands).

	Activant Solutions Inc.				Predecessor Company
	Year Ended September 30, 2009	Year Ended September 30, 2008	Year Ended September 30, 2007	Period from May 2, 2006 to September 30, 2006	Period from October 1, 2005 to May 2, 2006	Year Ended September 30, 2005
Statements of Operations Data:
Revenues	$378,943	$426,369	$409,122	$164,190	$225,215	$265,991
Cost of revenues (exclusive of depreciation and amortization shown separately below)	152,654	187,610	183,111	73,906	98,573	120,053

Gross profit	226,289	238,759	226,011	90,284	126,642	145,938

Operating expenses:
Sales and marketing	55,540	64,039	64,473	24,828	31,276	38,076
Product development	38,553	44,258	40,652	16,987	23,297	21,379
General and administrative	24,275	31,517	27,732	10,590	16,976	26,141
Depreciation and amortization	38,917	37,254	29,735	11,773	15,511	16,114
Impairment of goodwill	114,500	—	—	—	—	—
Acquisition related costs	260	1,056	531	194	32,291	—
Restructuring costs	4,516	2,272	1,109	802	116	—

Total operating expenses	276,561	180,396	164,232	65,174	119,467	101,710

Operating income (loss)	(50,272)	58,363	61,779	25,110	7,175	44,228
Interest expense	(40,977)	(51,196)	(48,398)	(20,340)	(33,000)	(25,728)
Write-off of prior deferred financing costs	—	—	—	—	(15,994)	—
Premium on debt repurchase	—	—	—	—	(26,671)	—
Gain on retirement of debt	18,958	—	—	—	—	—
Other income (loss), net	(994)	1,258	1,529	335	733	428

Income (loss) before income taxes	(73,285)	8,425	14,910	5,105	(67,757)	18,928
Income tax expense (benefit)	18,750	4,804	9,987	2,025	(22,553)	5,645

Net income (loss)	$(92,035)	$3,621	$4,923	$3,080	$(45,204)	$13,283

Balance Sheet Data (at end of period):
Cash and cash equivalents	$44,573	$64,789	$33,379	$36,383		$10,952
Working capital	2,260	42,245	30,443	30,731		(3,752)
Total assets	848,084	1,031,284	1,053,481	967,686		569,437
Total debt, including current maturities	522,895	617,112	632,863	565,050		455,477
Stockholder’s equity (deficit)	166,530	259,316	256,194	247,673		(5,674)

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes included herein. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors”.
In this report, the terms the “Company”, “we”, “us” and “our” refer to Activant Solutions Inc. and its consolidated subsidiaries unless specifically stated otherwise.
Overview
We are a leading provider of business management solutions to wholesale and retail distribution businesses. With over 35 years of operating history, we have developed substantial expertise in serving businesses with complex distribution and retail requirements in three primary vertical markets: hardlines and lumber, wholesale distribution and the automotive parts aftermarket. For reporting purposes, we consider each of these vertical markets separate segments. The segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in the authoritative guidance that addresses accounting for segments. See Note 13 to our consolidated financial statements for additional information.
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
In the opinion of our management, this discussion and analysis of our financial condition and results of operations reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results for the periods presented.
The key components of our results of operations are as follows:
Revenues
Our revenues are primarily derived from customers that operate in three vertical markets — hardlines and lumber, wholesale distribution, and automotive parts aftermarket. We also derive revenue from our productivity tools business, which we include in Other.
•
The hardlines and lumber vertical consists of independent hardware retailers; home improvement centers; paint, glass and wallpaper stores; farm supply stores; retail nurseries and garden centers; independent lumber and building material dealers; pharmacies; and other specialty retailers, primarily in the United States. For the year ended September 30, 2009, we generated approximately 36.2% of our total revenues from the hardlines and lumber vertical market.

•
The wholesale distribution vertical consists of distributors of a range of products including electrical supply; plumbing; medical supply; heating and air conditioning; tile; industrial machinery and equipment; industrial supplies; fluid power; janitorial and sanitation products; paper and packaging; and service establishment equipment vendors, primarily in the United States. For the year ended September 30, 2009, we generated approximately 41.4% of our total revenues from the wholesale distribution vertical market.

•
The automotive parts aftermarket vertical consists of customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks, and includes manufacturers, warehouse distributors, parts stores, professional installers in North America, the United Kingdom and Ireland, as well as several chains in North America. For the year ended September 30, 2009, we generated approximately 19.8% of our total revenues from the automotive parts aftermarket vertical.

•
Other primarily consists of our productivity tools business, which is involved with software migration services and application development tools. For the year ended September 30, 2009, we generated approximately 2.6% of our total revenues from other.

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
•	Systems, which is comprised primarily of proprietary software applications; professional services; training; forms and paper products; and third-party software, hardware and peripherals.

•
Services, which is comprised primarily of product support and content and supply chain services. Product support services are comprised of customer support activities, including hardware, software and network support through our help desk, software updates, preventive and remedial on-site maintenance and depot repair services. Our content services are comprised of proprietary database and data management products such as our comprehensive electronic automotive parts and applications catalog and point-of-sale business analysis data. Supply chain services are comprised of connectivity services, e-commerce, networking and security monitoring management solutions. We generally provide our services on a subscription basis, and accordingly, revenues are generally recurring in nature.

Cost of Revenues
Our cost of revenues and gross margins are derived from systems and services as follows:
•
Cost of systems revenues and systems gross margins — Cost of systems revenues consists primarily of direct costs of software duplication, our logistics organization, cost of hardware where applicable, salary costs of professional services and installation personnel, royalty payments, and allocated overhead expenses.

•
Cost of services revenues and services gross margins — Cost of services revenues primarily consist of material and direct labor associated with our help desk, material, labor and production costs associated with our automotive catalog and allocated overhead expenses. Generally, our services revenues have a higher gross margin than our systems revenues.

We allocate overhead expenses including facilities and information technology costs to all departments based on headcount. As such, general overhead expenses are included in costs of revenues and each operating expense category.
Operating Expenses
Our operating expenses consist primarily of sales and marketing, product development, and general and administrative expenses as well as non-cash expenses including depreciation and amortization and goodwill impairment charges.
•
Sales and marketing — Sales and marketing expense consists primarily of salaries and commissions for our sales force, stock-based compensation expense, marketing expenses and allocated overhead expenses. Our marketing approach is to develop strategic relationships, as well as endorsement and alliance agreements, with many of the well-known market participants in the vertical markets that we serve. The goal of these programs is to enhance the productivity of our sales teams and to create leveraged selling opportunities for system sales and content and supply chain offerings.

•
Product development — Product development expense consists primarily of salaries, stock-based compensation expense, outside services and allocated overhead expenses. Our product development strategy includes development of additional functionality for our existing products as well as developing new products for our existing customer base and prospective new customers.

•
General and administrative — General and administrative expense primarily consists of salaries and bonuses, stock-based compensation expense, telecommunication costs, facility costs and information technology allocations, finance, human resource and legal services.

•
Depreciation and amortization — Depreciation and amortization expense consists of depreciation of our fixed assets and amortization of our intangible assets. Depreciation and amortization are not allocated to our segments.

•
Impairment of Goodwill — We account for goodwill and other intangibles in accordance with the relevant authoritative principles. Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired. The determination of the value of these intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. Goodwill and other intangibles are tested for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach.

•
Acquisition related costs — Acquisition related costs primarily consist of consulting fees and other professional services incurred in connection with systems integration activities related to prior acquisitions. Included in the 2006 periods, however, is approximately $32.5 million in transaction fees and other expenses incurred at the time of the mergers.

•	Restructuring costs — Restructuring costs relate to management approved restructuring actions to eliminate certain employee positions and to consolidate certain excess facilities with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams.
Non-Operating Expenses
Our non-operating expenses consist of the following:
•	Interest expense — Interest expense represents interest on our outstanding debt as a result of our merger and prior acquisitions.

•
Gain on retirement of debt — Our gain on retirement of debt represents the gain in connection with the debt we have repurchased, net of any related deferred financing fees to be written off as well as any related transaction fees. Subject to the restrictions and limitations set forth under the senior secured credit agreement and the indenture governing the senior subordinated notes, we and our subsidiaries, affiliates or significant stockholders may from time to time purchase, repay, redeem or retire additional amounts of our outstanding debt, in privately negotiated or open market transactions, by tender offer or otherwise.

•	Other income (expense), net — Other income (expense), net primarily consists of interest income, foreign currency gains or losses and gains or losses on marketable securities.

•	Income tax expense — Income tax expense is based on state, federal and foreign taxable income determined in accordance with current enacted laws and tax rates.
General Business Conditions and Trends
The global and U.S. economic environment continues to remain weak. This weakness, coupled with high unemployment and diminished credit quality, has impacted our performance in the vertical markets we serve, and we expect it will likely affect our performance for fiscal 2010 and potentially beyond. While there have been recent signs that the global economic environment rate of decline has slowed down or even reversed, there continue to be mixed signals in the broader macro-economic environment, our business, the industries we serve, and the industries our customers serve.
Our overall revenue continued to decline in fiscal year 2009 primarily due to lower systems revenue. Systems revenue declined 28.1% during fiscal year 2009 compared to a 4.5% decline in the prior year as we saw lower demand due to overall economic uncertainty. With this economic uncertainty, we saw customer caution in making capital expenditure decisions. This customer caution resulted in longer selling cycles and in many instances no decision by the customer. While we have recently seen the length of selling cycles improve, we also see our customer base challenged with, among other things, lack of access to adequate credit and higher attrition due to bankruptcies, business shutdowns and consolidation. We saw the macro economic weakness first impact our hardlines and lumber vertical, which is now showing early signs of improving. Our wholesale distribution vertical has experienced a lagging decline, with a 23.8% decrease in systems revenue in fiscal year 2009 as customers in this vertical react to the impact of the slowdown in commercial real estate, construction and other sectors. Finally, our automotive parts aftermarket vertical has also experienced significant declines in fiscal year 2009 with a 32.1% increase in systems revenues from the prior year. At the same time, we are seeing several larger strategic transactions across our verticals, as certain larger players begin to invest in their businesses to enhance their efficiencies and in anticipation of an economic recovery.
We have proactively addressed our cost model as we faced these marketplace and revenue uncertainties. During the past two fiscal years our management approved restructuring actions primarily related to eliminating certain employee positions and consolidating certain excess facilities. We recorded approximately $6.8 million of restructuring charges related to these actions during the years ended September 30, 2009 and 2008. We also benefited from our intense focus on managing our discretionary expenses. In addition to the aforementioned restructuring actions, we have reduced operating expenses; primarily commissions, discretionary travel expenses, and certain benefits.
Demand for our systems and support offerings are correlated with the economic conditions in each vertical market and the global macroeconomic conditions. We will continue to focus on executing in the areas we can control by continuing to provide high value products and services while managing our expenses. Despite the challenging economic environment and corresponding reduction in revenue, cash provided by operating activities increased for the year ended September 30, 2009 in comparison to the prior fiscal year. We continue to use excess cash to pay down our outstanding debt obligations. We made principal payments and repurchases of approximately $94.2 million in face value of our debt during the year ended September 30, 2009.
If the macroeconomic environment continues to be weak, however, it will likely continue to have a negative effect on our revenue and may have a negative effect on our operating margin growth rate. If this were to occur it may impact our ability to meet certain financial tests under our senior secured credit agreement and the indenture governing our senior subordinated notes. Based on our plan for fiscal year 2010, we currently anticipate that we will be able to meet or exceed these financial tests and covenants during this period.
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
Historical Results of Operations
Year Ended September 30, 2009 Compared to Year Ended September 30, 2008
Total revenues
Our Hardlines and Lumber, Wholesale Distribution and Automotive segments accounted for approximately 36.2%, 41.4% and 19.8%, respectively, of our revenues during the year ended September 30, 2009. This compares to the year ended September 30, 2008, where our Hardlines and Lumber, Wholesale Distribution and Automotive segments accounted for approximately 35.2%, 39.7% and 20.3%, respectively, of our revenues. See Note 13 to our consolidated financial statements for further information on our segments, including a summary of our segment revenues and contribution margin.
The following table sets forth, for the periods indicated, our segment revenues by business management solution and the variance thereof (in thousands):

	Year Ended September 30,
	2009	2008	Variance $	Variance %
Hardlines and Lumber revenues:
Systems	$54,106	$69,671	$(15,565)	(22.3)%
Services	82,984	80,342	2,642	3.3

Total Hardlines and Lumber revenues	$137,090	$150,013	$(12,923)	(8.6)%

Wholesale Distribution revenues:
Systems	$56,342	$73,897	$(17,555)	(23.8)%
Services	100,452	95,414	5,038	5.3

Total Wholesale Distribution revenues	$156,794	$169,311	$(12,517)	(7.4)%

Automotive revenues:
Systems	$10,241	$15,084	$(4,843)	(32.1)%
Services	64,906	71,336	(6,430)	(9.0)

Total Automotive revenues	$75,147	$86,420	$(11,273)	(13.0)%

Other revenues:
Systems	$3,857	$14,585	$(10,728)	(73.6)%
Services	6,055	6,040	15	0.2

Total Other revenues	$9,912	$20,625	$(10,713)	(51.9)%

Total revenues:
Systems	$124,546	$173,237	$(48,691)	(28.1)%
Services	254,397	253,132	1,265	0.5

Total revenues	$378,943	$426,369	$(47,426)	(11.1)%

Total revenues for the year ended September 30, 2009 decreased by $47.4 million, or 11.1%, compared to the year ended September 30, 2008. The decrease in revenues over the comparable period a year ago is primarily a result of an overall decrease in systems sales as well as a decrease in services revenues in Automotive, partially offset by an increase in services revenues in Hardlines and Lumber and Wholesale Distribution.
•
Hardlines and Lumber revenues — Hardlines and Lumber revenues decreased by $12.9 million, or 8.6%. The systems revenue decrease was attributed to a reduction in the volume and lower average selling price of new system sales and the sale of additional products and modules, primarily as a result of our customers exercising caution on making capital expenditures both due to the weak economy and a slow retail and residential housing environment. Services revenues increased primarily as a result of our price increases for support services.

•
Wholesale Distribution revenues — Wholesale Distribution revenues decreased by $12.5 million, or 7.4%. The systems revenue decrease was substantially attributable to a reduction in the volume of new systems and the sale of additional products and modules, primarily due to the weak economy and extended customer sales cycles. Services revenues increased primarily as a result of our price increases for support services partially offset by lower customer retention rates due to the global economic downturn.

•
Automotive revenues — Automotive revenues decreased by $11.3 million, or 13.0%. The systems revenue decrease was attributed to a reduction in the volume of new system sales and the sale of additional products and modules, primarily due to the weak economy, extended customer sales cycle and to a lesser extent the transition to new system platforms. Services revenues decreased primarily as a result of the known attrition of a major customer, General Parts, Inc., and lower retention rates as a result of the global economic downturn.

•
Other revenues — Other revenues decreased $10.7 million, or 51.9%, driven primarily by prospective customers slowing down planned system migrations due to Hewlett-Packard’s continued support of one of its legacy systems.

Total cost of revenues and gross margins as a percentage of revenues
The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues (in thousands):

	Year Ended September 30,
	2009	2008	Variance
Cost of systems revenues	$67,787	$95,350	$(27,563)
Systems gross margins	45.6%	45.0%

Cost of services revenues	$84,867	$92,260	$(7,393)
Services gross margins	66.6%	63.6%

Total cost of revenues	$152,654	$187,610	$(34,956)
Total gross margins	59.7%	56.0%
•
Cost of systems revenues and systems gross margins — Cost of systems revenues decreased by $27.6 million primarily as a result of lower direct costs associated with lower overall systems revenues. System gross margins increased by 0.6 percentage points in the year ended September 30, 2009 from the comparable period a year ago as a result of improved hardware margins, reductions in labor related costs and outsourced support costs.

•
Cost of services revenues and services gross margins — Cost of services revenues decreased by $7.4 million primarily as a result of labor related cost reductions. Services gross margins increased by 3.0 percentage points in the year ended September 30, 2009 from the comparable period a year ago as a result of service price increases and reductions in labor related costs, outsourced support costs and third party maintenance costs.

Total operating expenses
The following table sets forth, for the periods indicated, operating expenses and the variance thereof (in thousands):

	Year Ended September 30,
	2009	2008	Variance $	Variance %
Sales and marketing	$55,540	$64,039	$(8,499)	(13.3)%
Product development	38,553	44,258	(5,705)	(12.9)%
General and administrative	24,275	31,517	(7,242)	(23.0)%
Depreciation and amortization	38,917	37,254	1,663	4.5%
Impairment of goodwill	114,500	—	114,500	—
Acquisition related costs	260	1,056	(796)	(75.4)%
Restructuring costs	4,516	2,272	2,244	98.7%

Total operating expenses	$276,561	$180,396	$96,165	53.3%

Total operating expenses increased by $96.2 million, or 53.3%, for the year ended September 30, 2009 compared to the year ended September 30, 2008. The increase was primarily a result of the impairment of goodwill charge as well as an increase in restructuring costs, primarily offset by reductions in labor related expenses, strategic initiative costs, commissions, and outside services as well as additional capitalization of software and database costs.
•
Sales and marketing — Sales and marketing expenses decreased by $8.5 million, or 13.3%, for the year ended September 30, 2009 compared to the year ended September 30, 2008. The decrease was primarily the result of a reduction of $6.0 million in labor related expenses, $0.9 million in marketing and trade show expenses, $0.7 million in outside services, $0.4 million in bad debt and $0.4 million in travel.

•
Product development — Product development expenses decreased $5.7 million, or 12.9%, for the year ended September 30, 2009 compared to the year ended September 30, 2008. The decrease was primarily the result of a reduction of $2.2 million in labor related costs and $1.5 million in outside services and third-party service costs as well as $2.1 million in additional capitalization of software and database costs.

•
General and administrative — General and administrative expenses decreased by $7.2 million, or 23.0%, for the year ended September 30, 2009 compared to the year ended September 30, 2008. The decrease is primarily the result of a reduction of $1.6 million in outside services, $0.7 million in telecommunication costs, $0.6 million in labor related costs, and $0.6 million in travel and training costs, as well as the non-recurrence of $3.7 million of costs related to strategic initiatives in the prior year.

•
Depreciation and amortization —Depreciation and amortization expense was $38.9 million for the year ended September 30, 2009 compared to $37.3 million for the year ended September 30, 2008. The increase resulted primarily from amortization expense resulting from additional capitalization of software and database costs, in the current period.

•
Impairment of goodwill — We account for goodwill and other intangibles in accordance with relevant authoritative principles. Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of these intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. Goodwill and other intangibles are tested for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Our annual testing through fiscal years 2008 and 2007 indicated no impairment of goodwill had occurred, and we had no write-offs to goodwill or other intangible assets. As of December 31, 2008, we determined it necessary to evaluate goodwill for impairment as of an interim date due to the global economic uncertainty and credit crisis and the significant decrease in the level of overall spending, including spending in the vertical markets that we serve. We completed the interim impairment analysis for each of our reporting units and concluded that as of December 31, 2008, the fair value of our Hardlines and Lumber and our Automotive reporting units was below their respective carrying values, including goodwill. Consequently, we recorded a goodwill impairment charge of $107.0 million, comprised of $78.0 million related to Hardlines and Lumber and $29.0 million related to Automotive. During our fiscal year 2009 annual test for impairment we further concluded that fair value of our Other reporting unit was below its carrying value, including goodwill. As a result, we recorded a goodwill impairment charge of $7.5 million related to Other bringing our total goodwill impairment charge for fiscal year 2009 to $114.5 million. For the purposes of these analyses, our estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. We will not be required to make any current or future cash payments as a result of these impairment charges. We will continue to monitor if conditions exist that indicate additional potential impairment has occurred. If such conditions exist, we may be required to record additional impairments in the future and such impairments, if any, may be material.

•
Acquisition related costs — Acquisition related costs for the years ended September 30, 2009 and 2008 were $0.3 million and $1.1 million, respectively, which primarily included consulting fees and other professional services incurred in connection with systems integration activities related to Eclipse. These activities were completed earlier in the fiscal year resulting in the decrease in such costs.

•
Restructuring costs — During fiscal years 2009 and 2008, our management approved restructuring actions primarily related to eliminating certain employee positions and consolidating certain excess facilities with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams. We recorded restructuring charges in the years ended September 30, 2009 and 2008 of $4.5 million and $2.3 million, respectively, related to these actions.

Interest expense
Interest expense for the year ended September 30, 2009 was $41.0 million compared to $51.2 million for the year ended September 30, 2008. The decrease in interest expense was primarily a result of the reduction in our outstanding debt as a result of principal payments and repurchases of our existing debt made in the year ended September 30, 2009 totaling approximately $94.2 million as well as lower interest rates in the year ended September 30, 2009 compared to the same period in 2008.
Gain on retirement of debt
During the year ended September 30, 2009, we repurchased approximately $60.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $41.1 million (including accrued interest of $1.3 million). In connection with the debt repurchase, we wrote off deferred financing costs and other transaction fees of $1.9 million. As a result of these repurchases we recorded a gain on retirement of debt in the amount of $19.0 million. Pursuant to the American Recovery and Reinvestment Act of 2009, we have elected to defer payment of the income taxes associated with these gains until they are paid ratably from 2014 to 2018.

Other income (expense), net
Other income (expense), net for the year ended September 30, 2009 was a loss of $1.0 million compared to income of $1.3 million for the year ended September 30, 2008. The decrease was primarily a result of lower interest income in the year ended September 30, 2009 compared to the prior period due to a decrease in interest rates as well as a decrease in our short-term investments.
Income tax expense
We recognized income tax expense of $18.8 million, or 45.5% of pre-tax income excluding the impairment of goodwill, for the year ended September 30, 2009 compared to an income tax expense of $4.8 million, or 57.0% of pre-tax income, in the comparable period in 2008. The increase in income tax expense is due to higher fiscal year 2009 pre-tax income (excluding the impairment of goodwill) primarily resulting from gain on retirement of debt and lower interest expense partially offset by a lower fiscal year 2009 effective tax rate. Our effective tax rate for fiscal year 2009 differed from the statutory rate primarily due to state taxes, net of U.S. income tax benefit. As of September 30, 2009, we had $24.5 million of federal and state loss carry-forwards that expire between 2010 and 2028, if not utilized earlier. As of September 30, 2009, we also had $1.8 million of foreign business tax credit carry-forwards that expire between 2014 and 2018, if not utilized earlier. Substantially all of our operating income was generated from domestic operations during fiscal years 2009 and 2008. We also had foreign net operating loss carry-forwards of $2.7 million expiring between 2026 and 2028, and $19.0 million that are not subject to expiration. Undistributed earnings, if any, of our foreign subsidiaries are considered to be permanently reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. See Note 8 to our consolidated financial statements for additional information about income taxes.
Contribution margin
We began measuring segment contribution margin in fiscal year 2008 in connection with the reorganization of our management and business structure along vertical markets. The results of the reportable segments are derived directly from our management reporting system. The results are based on our method of internal reporting and are not necessarily in conformity with GAAP. Our management measures the performance of each segment based on several metrics, including contribution margin as defined below, which is not a financial measure calculated in accordance with GAAP. Asset data is not reviewed by our management at the segment level and therefore is not included.
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
Certain of our operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include sales and marketing costs other than direct sales and marketing, general and administrative costs, such as legal, finance and human resources, stock-based compensation expense, depreciation and amortization of intangible assets, impairment of goodwill, acquisition related costs, restructuring costs, gain on retirement of debt, interest expense, and other income (expense).
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
Contribution margin for the years ended September 30, 2009 and 2008 is as follows:

	Year Ended September 30,
(in thousands)	2009	2008	Variance $	Variance %
Hardlines and Lumber	$41,710	$34,267	$7,443	21.7%
Wholesale Distribution	64,938	65,673	(735)	(1.1)%
Automotive	26,360	29,295	(2,935)	(10.0)%
Other	2,483	3,329	(846)	(25.4)%

Total contribution margin	$135,491	$132,564	$2,927	2.2%

•
Hardlines and Lumber contribution margin — The contribution margin for Hardlines and Lumber increased $7.4 million despite the revenue decrease of $12.9 million. The increase in contribution margin was primarily attributed to aggressive cost management of labor related costs; support price increases; improved hardware margins; lower outside services; additional capitalization of software and database costs as well as reduced sales and marketing related costs.

•
Wholesale Distribution contribution margin — The contribution margin for Wholesale Distribution decreased by $0.7 million. The decrease was primarily due to a reduction of systems revenue as a result of the economic downturn offset by support price increases; aggressive cost management in labor related costs; lower third party maintenance costs; reduced sales and marketing related costs as well as lower travel costs.

•
Automotive contribution margin — The contribution margin for Automotive decreased by $2.9 million primarily due to $11.3 million of lower revenues which drove lower gross margins. The revenue decrease was attributed to reduced systems revenues, primarily due to the weak economy and extended sales cycles and the transition to new platforms, as well as a reduction in services revenues primarily as a result of the known attrition of a major customer, General Parts, Inc., and lower retention rates as a result of the global economic downturn. The revenue reduction impact on contribution margin was partially offset by additional capitalization of software and database costs; lower labor related costs; reduced outside services, sales and marketing related costs and bad debt expense.

•
Other contribution margin — The contribution margin for Other decreased by $0.8 million, primarily due to $10.7 million in reduced revenues as a result of prospective customers slowing down system migrations due to Hewlett-Packard’s continued support of one of its legacy systems. The revenue reduction was offset by reduced labor related costs and outside services.

The reconciliation of total segment contribution margin to our consolidated income (loss) before income taxes for the years ended September 30, 2009 and 2008 is as follows (in thousands):

	Year Ended September 30,
	2009	2008
Segment contribution margin	$135,491	$132,564
Corporate and unallocated costs	(23,959)	(30,350)
Stock-based compensation expense	(3,611)	(3,269)
Depreciation and amortization	(38,917)	(37,254)
Acquisition related costs	(260)	(1,056)
Impairment of goodwill	(114,500)	—
Restructuring costs	(4,516)	(2,272)
Interest expense	(40,977)	(51,196)
Gain on retirement of debt	18,958	—
Other income (expense), net	(994)	1,258

Income (loss) before income taxes	$(73,285)	$8,425

Year Ended September 30, 2008 Compared to Year Ended September 30, 2007
Our Hardlines and Lumber, Wholesale Distribution and Automotive segments accounted for approximately 35.2%, 39.7% and 20.3%, respectively, of our revenues during the year ended September 30, 2008. This compares to the year ended September 30, 2007, where our Hardlines and Lumber, Wholesale Distribution and Automotive segments accounted for approximately 42.1%, 30.7% and 21.9%, respectively, of our revenues. See Note 13 to our consolidated financial statements for further information on our segments, including a summary of our segment revenues and contribution margin.
Total revenues
The following table sets forth, for the periods indicated, our segment revenues by business management solution and the variance thereof (in thousands):

	Year Ended September 30,
	2008	2007	Variance $	Variance %
Hardlines and Lumber revenues:
Systems	$69,671	$95,911	$(26,240)	(27.4)%
Services	80,342	76,272	4,070	5.3

Total Hardlines and Lumber revenues	$150,013	$172,183	$(22,170)	(12.9)%

Wholesale Distribution revenues:
Systems	$73,897	$55,545	$18,352	33.0%
Services	95,414	70,114	25,300	36.1

Total Wholesale Distribution revenues	$169,311	$125,659	$43,652	34.7%

Automotive revenues:
Systems	$15,084	$15,137	$(53)	(0.4)%
Services	71,336	74,656	(3,320)	(4.4)

Total Automotive revenues	$86,420	$89,793	$(3,373)	(3.8)%

Other revenues:
Systems	$14,585	$14,766	$(181)	(1.2)%
Services	6,040	6,721	(681)	(10.1)

Total Other revenues	$20,625	$21,487	$(862)	(4.0)%

Total revenues:
Systems	$173,237	$181,359	$(8,122)	(4.5)%
Services	253,132	227,763	25,369	11.1

Total revenues	$426,369	$409,122	$17,247	4.2%

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
•
Hardlines and Lumber revenues — Hardlines and Lumber revenues decreased by $22.2 million, or 12.9%. The systems revenue decrease was attributed to a reduction in the volume of new system sales and the decrease in the sale of additional products and modules, primarily as a result of our co-op partners opening fewer new stores and customers exhibiting caution on making capital expenditures both due to the weak economy and a slowing retail environment. These decreases in systems revenue were partially offset by systems revenue attributable to the acquisition of Silk Systems. Services revenues increased primarily due to the Silk Systems acquisition as well as price increases for support services.

•
Wholesale Distribution revenues — Wholesale Distribution revenues increased by $43.7 million, or 34.7%. The systems revenues increase was substantially attributable to the Eclipse acquisition, partially offset by a reduction in the volume of new systems and the sale of additional products and modules due to the weak economy. Services revenues increased primarily as a result of services revenue related to the Eclipse acquisition and price increases for support services.

•
Automotive revenues — Automotive revenues decreased by $3.4 million, or 3.8%. Systems revenues were slightly lower as a result of selling less hardware in the year ended September 30, 2008 compared to the same period a year ago as many customers had upgraded hardware in the prior year. Services revenues decreased primarily as a result of the known attrition of a major customer, General Parts Inc., and reductions in the customer base.

•
Other revenues — Other revenues decreased $0.9 million, or 4.0%, driven by lower systems sales as a result of a slow down in planned migrations due to Hewlett-Packard’s continued support of one of its legacy systems as well as lower network installation service revenue from the installation of third party hardware.

Total cost of revenues and gross margins as a percentage of revenues
The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues (in thousands):

	Year Ended September 30,
	2008	2007	Variance
Cost of systems revenues	$95,350	$99,290	$(3,940)
Systems gross margins	45.0%	45.3%

Cost of services revenues	$92,260	$83,821	$8,439
Services gross margins	63.6%	63.2%

Total cost of revenues	$187,610	$183,111	$4,499
Total gross margins	56.0%	55.2%
•
Cost of systems revenues and systems gross margins —Cost of systems revenues decreased by $3.9 million primarily as a result of lower direct costs associated with lower systems revenues in Hardlines and Lumber and Other, primarily our productivity tools business, partially offset by $9.0 million in costs attributable to the acquisition of Eclipse and Silk Systems. System gross margins decreased by 0.3 percentage points in the year ended September 30, 2008 from the comparable period in 2007. The decrease is primarily attributable to lower gross margins in Hardlines and Lumber as a result of lower systems sales, the impact of relatively fixed costs on a lower revenue base, as well as reductions in average selling prices in the segment partially offset by a greater percentage of systems revenue derived from higher margin products in Wholesale Distribution and in Other, primarily our productivity tools business, as a result of lower outside services costs.

•
Cost of services revenues and services gross margins —Cost of services revenues increased by $8.4 million primarily as a result of $8.1 million of costs associated with the acquisition of Eclipse and Silk Systems. Services gross margins increased by 0.4 percentage points in the year ended September 30, 2008 from the comparable period in 2007. The increase in margins is primarily attributable to higher margin services revenues from the acquisition of Eclipse and Silk Systems as well as the full year impact of increases in the support customer base and price increases for customer support on a relatively fixed cost structure.

Total operating expenses
The following table sets forth, for the periods indicated, operating expenses and the variance thereof (in thousands):

	Year Ended September 30,
	2008	2007	Variance $	Variance %
Sales and marketing	$64,039	$64,473	$(434)	(0.7)%
Product development	44,258	40,652	3,606	8.9%
General and administrative	31,517	27,732	3,785	13.6%
Depreciation and amortization	37,254	29,735	7,519	25.3%
Acquisition related costs	1,056	531	525	98.9%
Restructuring costs	2,272	1,109	1,163	104.9%

Total operating expenses	$180,396	$164,232	$16,164	9.8%

Total operating expenses increased by $16.2 million, or 9.8%, for the year ended September 30, 2008 compared to the year ended September 30, 2007. The increase was driven primarily by virtually all major expense categories, except sales and marketing, increasing at rates greater than overall revenue growth, as well as increased acquisition related costs and fiscal year 2008 restructuring activities.
•
Sales and marketing — Sales and marketing expenses decreased by $0.4 million, or 0.7%, for the year ended September 30, 2008 compared to the year ended September 30, 2007. The decrease was primarily a result of $4.2 million of lower commissions, travel and bad debt expense in our pre-acquisition business partially offset by $3.4 million of expenses associated with the acquisitions of Eclipse and Silk Systems.

•
Product development — Product development expenses increased $3.6 million, or 8.9%, for the year ended September 30, 2008 compared to the year ended September 30, 2007. This increase was primarily the result of increased expenses of $6.7 million related to the Eclipse and Silk Systems acquisitions, which were partially offset by $1.4 million of lower compensation expense, $1.3 million lower third-party service costs and lower software development expenses of $1.1 million as a result of more of these costs being capitalized.

•
General and administrative — General and administrative expenses increased by $3.8 million, or 13.6%, for the year ended September 30, 2008 compared to the year ended September 30, 2007. The increase is primarily due to $3.9 million of costs related to strategic initiatives offset by $0.5 million lower compensation expense and $0.6 million lower stock-based compensation expense.

•
Depreciation and amortization —Depreciation and amortization expense was $37.3 million for the year ended September 30, 2008 compared to $29.7 million for the year ended September 30, 2007. The increase resulted primarily from the amortization of the additional $38.6 million of intangible assets associated with the acquisitions of Silk Systems and Eclipse.

•
Acquisition related costs — Acquisition related costs for the years ended September 30, 2008 and 2007 were $1.1 million and $0.5 million, respectively, which primarily included consulting fees and other professional services incurred in connection with systems integration activities related to Eclipse.

•
Restructuring costs — During the year ended September 30, 2008, our management approved additional restructuring actions primarily related to eliminating certain additional employee positions with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams. We recorded restructuring charges of approximately $2.3 million related to these actions.

Interest expense
Interest expense for the year ended September 30, 2008 was $51.2 million compared to $48.4 million for the year ended September 30, 2007. The increase in interest expense was primarily a result of the incremental borrowings to fund the acquisition of Eclipse in August 2007.
Other income, net
Other income, net was $1.3 million for the year ended September 30, 2008 compared to $1.5 million for the year ended September 30, 2007. The decrease was primarily a result of losses on our marketable securities in the year ended September 30, 2008.
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
Contribution margin
Effective October 1, 2007, and in connection with reorganizing our management and business structure along vertical markets, we began measuring segment contribution margin. Segment level reporting results for the year ended September 30, 2007, were restated to conform to the current period presentation. We did not present segment level results for the year ended September 30, 2008, under the prior basis of presentation, as it was not practicable to do so.
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
Contribution margin for the years ended September 30, 2008 and 2007 is as follows (in thousands):

	Year Ended September 30,
	2008	2007	Variance $	Variance %
Hardlines and Lumber	$34,267	$43,854	$(9,587)	(21.9)%
Wholesale Distribution	65,673	46,291	19,382	41.9%
Automotive	29,295	31,160	(1,865)	(6.0)%
Other	3,329	2,391	938	39.2%

Total contribution margin	$132,564	$123,696	$8,868	7.2%

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

•
Wholesale Distribution contribution margin — The contribution margin for Wholesale Distribution increased by $19.4 million primarily due to the acquisition of Eclipse, the full year impact of increases in the support customer base and support price increases, as well as lower sales and marketing costs, partially offset by lower gross margins in systems revenues.

•
Automotive contribution margin — The contribution margin for Automotive decreased by $1.9 million primarily due to lower revenues and gross margin associated with the known attrition of a major customer, General Parts, Inc., and lower hardware sales partially offset by lower product development expenses. Product development expenses decreased primarily as a result of lower salary and bonus expense.

•	Other contribution margin — The contribution margin for Other increased by $0.9 million, primarily due lower outside services costs.
The reconciliation of total segment contribution margin to our consolidated income before income taxes for the years ended September 30, 2008 and 2007 is as follows (in thousands):

	Year Ended September 30,
	2008	2007
Segment contribution margin	$132,564	$123,696
Corporate and unallocated costs	(30,350)	(26,379)
Stock-based compensation expense	(3,269)	(4,163)
Depreciation and amortization	(37,254)	(29,735)
Acquisition related costs	(1,056)	(531)
Restructuring costs	(2,272)	(1,109)
Interest expense	(51,196)	(48,398)
Other income, net	1,258	1,529

Income before income taxes	$8,425	$14,910

Liquidity and Capital Resources
Overview
Our principal liquidity requirements are for working capital, capital expenditures and debt service. Our ability to service our indebtedness will depend on our ability to generate cash in the future.
Our cash and cash equivalents balance at September 30, 2009 was $44.6 million. As of September 30, 2009, we had $522.9 million in outstanding indebtedness comprised primarily of $398.6 million aggregate principal amount of senior secured term loans (including an incremental term loan) due 2013 pursuant to our senior secured credit agreement, $10.0 million aggregate principal amount of loans due 2011 pursuant to our revolving credit facility and $114.3 million aggregate principal amount of senior subordinated notes due 2016. As previously discussed and as further discussed below, during the year ended September 30, 2009, we repurchased approximately $60.7 million aggregate principal amount of our senior subordinated notes resulting in gain on retirement of debt of $19.0 million. In October of 2009, we subsequently repaid the $10.0 million remaining outstanding principal balance on the revolving credit facility.
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
Senior Secured Credit Agreement
We have a senior secured credit agreement that provides for (i) a seven-year term loan in the amount of $390.0 million, amortized at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after May 2, 2006, except such amortized loan payments that may otherwise be due are reduced dollar-for-dollar by any voluntary prepayments or mandatory repayments we make, with the balance payable on May 2, 2013, and (ii) a five-year revolving credit facility that permits loans in an aggregate amount of up to $40.0 million, which includes a $5.0 million letter of credit facility and a swing line facility. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, on May 2, 2011. In addition, subject to certain terms and conditions, the senior secured credit agreement provides for one or more uncommitted incremental term loans and/or revolving credit facilities in an aggregate amount not to exceed $75.0 million.
In August 2007, we borrowed the $75.0 million incremental term loan, which matures on May 2, 2013, as well as $20.0 million of the revolving credit facility. During the year ended September 30, 2009, we repaid $10.0 million in principal payments towards the revolving credit facility. In October of 2009, we subsequently repaid the $10.0 million remaining outstanding principal balance on the revolving credit facility. Prior to fiscal year 2009, we did not make any principal repayments towards the revolving credit facility. To date we have prepaid all of the required amortized principal payments required under the senior secured credit agreement.
We are required each year, generally concurrent with the filing of our Annual Report on Form 10-K, to make a mandatory principal repayment towards term loans equal to one-half of excess cash flow, as defined in the senior secured credit agreement, for the preceding fiscal year. Any mandatory repayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year. For the period ended September 30, 2006 and for the years ended September 30, 2007, 2008 and 2009, we repaid $1.9 million, $25.2 million, $15.8 million, and $23.5 million, respectively, in principal payments towards the term loans. The fiscal year 2009 payments included approximately $3.3 million of fiscal year 2008 mandatory principal repayments and approximately $20.2 million of voluntary prepayments. After consideration of our voluntary prepayments made in fiscal year 2009, we have a remaining mandatory principal repayment due for fiscal year 2009 of $5.9 million. We classified the remaining fiscal year 2009 mandatory repayment as current portion of long-term debt in the accompanying consolidated balance sheet. Prior to fiscal year 2008, we did not have to make any mandatory repayments. Any future mandatory principal repayments will be dependent upon us generating excess cash flow and/or making voluntary prepayments, both as defined in the senior secured credit agreement.
The capital and credit markets have been experiencing extreme volatility and disruption during the past 18 months. These market conditions have, to a degree, affected our ability to borrow under our senior secured credit facility. On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”) and on November 1, 2009, CIT Group Inc. (“CIT”), filed petitions under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. A Lehman Brothers subsidiary, Lehman Commercial Paper Inc. (“Lehman CPI”) and a CIT subsidiary, The CIT Group/Equipment Financing, Inc. (“CIT Financing”), are lenders under our senior secured credit agreement, having provided commitments of $7.0 million and $7.5 million, respectively, under the revolving credit facility, of which $1.8 million and $1.9 million, respectively, were outstanding as of September 30, 2009. In October of 2009, we subsequently repaid the $10.0 million remaining outstanding principal balance on the revolving credit facility. Although we have made no request for funding under the revolving credit facility since the filing of the bankruptcy petitions by Lehman

Brothers or CIT, it is uncertain whether Lehman CPI or CIT Financing will participate in any future requests for funding or whether another lender might assume their commitments.
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

In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios, none of which had been attained as of September 30, 2009. We must also pay customary letter of credit fees for issued and outstanding letters of credit. As of September 30, 2009, we had $0.3 million of letters of credit issued and outstanding.
The senior secured credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:
•	incur additional indebtedness (including contingent liabilities);

•	create liens on assets;

•	enter into sale-leaseback transactions;

•	engage in mergers or acquisitions;

•	dispose of assets;

•	pay dividends and restricted payments;

•	make investments (including joint ventures);

•	make capital expenditures;

•	prepay other indebtedness (including the notes);

•	engage in certain transactions with affiliates;

•	amend agreements governing our subordinated indebtedness (including the notes);

•	amend organizational documents and other material agreements; and

•	materially change the nature of our business.
In addition, the senior secured credit agreement requires us to maintain the following financial covenants:
•	a maximum total leverage ratio; and

•	a minimum interest coverage ratio.
The senior secured credit agreement also contains certain customary affirmative covenants and events of default. Substantially all of our assets and those of our subsidiaries are pledged as collateral under the senior secured credit agreement.
Hedging and Derivative Instruments
At the time we entered into the senior secured credit agreement, we entered into four interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations and to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2007 and 2008, interest rate swaps with a notional amount of $25.0 million and $30.0 million, respectively, matured. As of September 30, 2009, we had outstanding interest rate swaps with a notional amount of $190.0 million. As of and for the year ended September 30, 2009, there is no cumulative ineffectiveness related to these interest rate swaps.
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
During the year ended September 30, 2009, we repurchased approximately $60.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $41.1 million (including accrued interest of $1.3 million). In connection with the debt repurchase, we wrote off deferred financing costs and other transaction fees of $1.9 million. As a result of these repurchases we recorded a gain on retirement of debt in the amount of $19.0 million. Pursuant to the American Recovery and Reinvestment Act of 2009, we have elected to defer payment of the income taxes associated with these gains until they are paid ratably from 2014 to 2018. The repurchased notes have been retired. As of September 30, 2009, senior subordinated notes representing $114.3 million in principal amount were outstanding. Subject to the restrictions and limitations set forth under the senior secured credit agreement and the indenture governing the senior subordinated notes, we and our subsidiaries, affiliates or significant stockholders may from time to time, in our sole discretion, purchase, repay, redeem or retire additional amounts of our outstanding debt or equity securities (including any publicly issued debt), in privately negotiated or open market transactions, by tender offer or otherwise.
Year Ended September 30, 2009 Compared to Year Ended September 30, 2008
Our net cash provided by operating activities for the years ended September 30, 2009 and September 30, 2008 was $64.7 million and $58.9 million, respectively. After giving effect to the non-cash goodwill impairment charge and non-operating gain on retirement of debt impacting net loss in the year ended September 30, 2009, the increase in cash flow provided by operating activities for the year ended compared to the prior year period was primarily due to deferred income taxes and changes in certain working capital items. Specifically, deferred income taxes provided $7.8 million and accrued expenses and other provided $8.4 million more cash compared to the same period last year, partially offset by the use of cash of $4.5 million for prepaid expenses and other assets, $5.2 million for accounts receivable and $2.0 million for accounts payable.
Our investing activities used net cash of $11.4 million and $11.6 million during the years ended September 30, 2009 and 2008, respectively. The slight decrease in cash used in investing activities from the prior year was primarily due to a decrease in purchases of property and equipment, partially offset by an increase in capitalized computer software and database costs. We purchased property and equipment of $2.4 million and $4.9 million and capitalized computer software and database development costs of $9.0 million and $6.7 million for the year ended September 30, 2009 and 2008, respectively.
Our financing activities used cash of $73.5 million and $15.9 million during the years ended September 30, 2009 and 2008, respectively. The increase in cash used in financing activities for the year ended September 30, 2009 compared to the year ended September 30, 2008 was primarily due to the repurchase of our senior subordinated notes for $39.8 million as well as payments on our senior secured term loan of $23.5 million and prepayment of our revolving credit facility of $10.0 million in the current period.
Year Ended September 30, 2008 Compared to Year Ended September 30, 2007
Our net cash provided by operating activities for the years ended September 30, 2008 and 2007 was $58.9 million and $50.5 million, respectively. The increase in cash flow provided by operating activities for the year ended September 30, 2008 compared to the year ended September 30, 2007 was primarily due to changes in certain working capital items offset by deferred income taxes. Specifically, accounts receivable provided $18.6 million, accrued expenses and other provided $3.4 million and deferred revenue provided $0.7 million more cash compared to the same period last year, partially offset by lower net income as well as the use of cash of $10.3 million for deferred taxes, $4.9 million for prepaid and other assets and $3.7 million in accounts payable.
Our investing activities used net cash of $11.6 million during the year ended September 30, 2008 and $118.7 million during the year ended September 30, 2007. The decrease in cash used in investing activities from the prior year was primarily due to the $106.4million used for the purchase of Silk Systems and Eclipse in the prior year. We purchased property and equipment of $4.9 million and $7.1 million and capitalized computer software and database development costs of $6.7 million and $5.3 million for the years ended September 30, 2008 and 2007, respectively.

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
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations at September 30, 2009 (in thousands):

	Payments Due by Fiscal Year
						2015 and
	Total	2010	2011-12		2013-14	beyond
Contractual Obligations:
Long-term debt obligations(1)	$522,895	$5,886	$10,000	(5)	$392,714	$114,295
Operating lease obligations(2)	20,672	6,582	9,941		3,160	989
Interest obligations(3)	132,427	29,468	55,625		29,719	17,615
Current portion of uncertain tax positions(4)	600	600	—		—	—

Total	$676,594	$42,536	$75,566		$425,593	$132,899

(1)	Includes current portion of long-term debt. See Note 6 in the notes to our consolidated financial statements for additional information regarding our long-term debt obligations.

(2)	See Note 10 in the notes to our consolidated financial statements for additional information regarding our operating lease obligations.

(3)
Represents interest payment obligations related to our long-term debt as specified in the applicable debt agreements. A portion of our long-term debt has variable interest rates due to either existing swap agreements or interest arrangements. We have estimated our variable interest payment obligations by using the interest rate forward curve where practical. Given the uncertainties in future interest rates we have not included the beneficial impact of interest rate swaps.

(4)
Excludes $2.0 million of non-current uncertain tax benefits and related interest under the provisions of the authoritative guidance that addresses accounting for income taxes, which are included in other liabilities on our balance sheet at September 30, 2009. We have not included these amounts in the table above because we cannot make a reasonably reliable estimate regarding the timing of settlements with the relevant tax authorities, if any.

(5)	In October of 2009, we subsequently repaid the $10.0 million remaining outstanding principal balance on the revolving credit facility.
The following table summarizes our commercial commitments at September 30, 2009 (in thousands):

	Payments Due by Fiscal Year
					2015 and
	Total	2010	2011-12	2013-14	beyond
Standby letters of credit(1)	$267	$267	$—	$—	$—

(1)	There are two standby letters of credit that secure certain demand deposit accounts related to our workers compensation insurance and our credit risk management.
Covenant Compliance
Our senior secured credit agreement requires us to meet certain financial tests, including covenants that require us to satisfy a maximum total leverage ratio of consolidated total debt to adjusted EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the senior subordinated notes and our senior secured credit facilities) and a minimum interest coverage ratio of adjusted EBITDA to consolidated interest expense, and other financing conditions tests, which become increasingly stringent over the term of the senior secured credit facility. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources — Senior Secured Credit Agreement.” Based on our plan for fiscal year 2010, we currently anticipate that we will be able to meet or exceed these financial tests and covenants during this period. This expectation is based on our cost and revenue expectations for fiscal year 2010, which include certain cost cutting initiatives. Should the current economic conditions cause our business or our vertical markets to deteriorate beyond our expectations or should our cost cutting initiatives prove insufficient we may not be able to satisfy these financial tests and covenants. In addition to these factors, our continued ability to meet those financial ratios and tests can be affected by other events beyond our control or risks in our business (See “Item 1A - Risk Factors”).
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
The following is a reconciliation of net income (loss), which is a GAAP measure of our operating results, to adjusted EBITDA (as described in our senior secured credit agreement and the indenture governing our senior subordinated notes, including related calculations) for the twelve months ended September 30, 2009 and 2008 (in thousands).

	Twelve Months Ended
	September 30,
	2009	2008
Net income (loss)	$(92,035)	$3,621
Acquisition costs	118	769
Deferred revenue purchase accounting adjustment	—	1,755

Adjusted net income (loss)	(91,917)	6,145
Interest expense	40,977	51,196
Income tax expense and other income-based taxes	19,510	4,804
Depreciation and amortization	38,917	37,254
Gain on retirement of debt	(18,958)	—
Non-cash charges (impairment charges and stock-based compensation expense)	118,130	3,269
Non-recurring cash charges and restructuring charges	6,000	6,000
Deferred compensation payments	297	280
Sponsor payments	150	99
Foreign exchange (gain) loss	372	(624)
Pro- forma adjustments	—	1,132

Adjusted EBITDA	$113,478	$109,555

Our financial covenant requirements and ratios for the period ended September 30, 2009 were as follows:

	Covenant
	Requirements	Our Ratio
Senior Secured Credit Agreement (1)
Maximum consolidated total debt to adjusted EBITDA ratio	4.75x	4.28
Minimum adjusted EBITDA to consolidated interest expense	2.25x	2.95

Senior Subordinated Notes (2)
Minimum adjusted EBITDA to fixed charges ratio required to incur additional indebtedness pursuant to ratio provisions	2.00x	2.95

(1)
Our senior secured credit agreement requires us to maintain a consolidated total debt to adjusted EBITDA ratio of a maximum of 4.50x by the end of the quarter ending December 31, 2009 and 3.75x by the end of the quarter ending December 31, 2010. Consolidated total debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $7.5 million. As of September 30, 2009, our consolidated total debt was $485.8 million, consisting of total debt other than certain indebtedness totaling $522.9 million, net of cash and cash equivalents in excess of $7.5 million totaling $37.1 million. We are also required to maintain an adjusted EBITDA to consolidated interest expense ratio of a minimum of 2.50x by the end of the quarter ending March 31, 2010 and 2.75x by the end of the quarter ending December 31, 2010. Consolidated interest expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated. This would also constitute a default under the indenture governing the senior subordinated notes.

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

Income from Partnership Investments
Prior to the year ended September 30, 2007, we, as general partner, owned an approximate 20% interest in two separate partnerships with certain customers. We provided management information systems and services to these partnerships. For the year ended September 30, 2007, we recorded service revenue from these partnerships of $0.4 million. During the year ended September 30, 2008, we dissolved one of these partnerships and own a remaining approximate 20% interest in a separate partnership with a certain customer. We provide management information systems and services to this partnership. During the year ended September 30, 2009, we dissolved the remaining partnership. For the years ended September 30, 2009, 2008 and 2007, we recorded service revenues from partnerships of $0.1 million, $0.2 million and $0.4 million, respectively.
Off-Balance Sheet Arrangements
As of September 30, 2009, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
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
Revenue Recognition
We recognize revenue in accordance with relevant authoritative accounting principles. We generate revenue from the sale of software licenses, computer hardware, maintenance services, professional services, data and content services, and education. We generally utilize written contracts as the means to establish the terms and conditions by which our licenses, products, maintenance and services are sold to our customers. Revenue is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable, and vendor-specific objective evidence (“VSOE”) of the fair value of undelivered elements exists. We record revenue net of our sales tax obligations.
For the majority of our system sales, which typically include multiple elements such as software, hardware, maintenance, professional services, and education, we use the residual method of revenue recognition. Under the residual method, consideration is allocated to undelivered elements based upon VSOE of the fair value of those elements, with the residual of the arrangement fee allocated to the software components. We have established VSOE of fair value for each undelivered element of the system sale through independent transactions not sold in connection with a software license. In situations where we have not established VSOE of fair value, all revenue from the arrangement is deferred until sufficient evidence exists, or until all elements of that arrangement have been delivered.
Professional and education services that are sold in connection with software license arrangements generally qualify for separate accounting from the license elements because they do not involve significant production, modification, or customization of our software products and are not otherwise considered to be essential to the functionality of such products. Revenue from such services is generally recognized as the services are performed. If the arrangement does not qualify for separate accounting of the software licenses and professional services, the combined software license and professional service elements are recognized based on contract accounting using either the percentage-of-completion or completed-contract method depending on whether or not costs to complete the services are reasonably dependable.
Maintenance and content services are separately priced in our arrangements. Revenue is recognized ratably over the term of the arrangement.
Software and Database Development Costs
In accordance with authoritative accounting principles, costs incurred internally in creating computer software products are expensed until technological feasibility has been established, which is typically evidenced by a completed program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Costs incurred related to the accumulation of data for the development of databases are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized using the greater of the amount computed using (a) the ratio that current gross revenues bear to the total anticipated future gross revenues or (b) the straight-line method over the estimated economic life of the product not to exceed five years. We are required to use our professional judgment in determining whether software development costs meet the criteria for immediate expense or capitalization using the criteria described above and evaluate software and database development costs for impairment at each balance sheet date by comparing the unamortized capitalized costs to the net realizable value. The net realizable value is the estimated future gross revenue from that product reduced by the estimated future costs of completing, maintaining and disposing of the product. We capitalized approximately $9.0 million, $6.7 million and $5.3 million of software and development costs and recorded related amortization expense of approximately $5.3 million, $3.1 million and $1.3 million for the years ended September 30, 2009, 2008 and 2007, respectively. We had no write-offs of software and database development costs for any of these periods.
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts receivable based upon expected collectability. The reserve is established based upon an analysis of our aged receivables. Additionally, if necessary, a specific reserve for individual accounts is recorded when we become aware of a customer’s inability to meet its financial obligations, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. We also regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balance, and current economic conditions that may affect a customer’s ability to pay.
Valuation of Goodwill and Other Intangibles
We account for goodwill and other intangibles in accordance with relevant authoritative accounting principles. Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of these intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. Goodwill and other intangibles are tested for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Our annual testing through fiscal years 2008 and 2007 indicated no impairment of goodwill had occurred and we had no write-offs to goodwill or other intangible assets. As a result of the global economic uncertainty and credit crisis present in the last calendar quarter of 2008, we determined it necessary to evaluate goodwill for impairment as of December 31, 2008. We completed the impairment analysis for each of our reporting units and concluded that as of December 31, 2008, the fair value of our Hardlines and Lumber and our Automotive reporting units was below their respective carrying values, including goodwill. Consequently, we recorded a goodwill impairment charge of $107.0 million, comprised of $78.0 million related to Hardlines and Lumber and $29.0 million related to Automotive. During our fiscal year 2009 annual test for impairment we further concluded that fair value of our Other reporting unit was below its carrying value, including goodwill. As a result, we recorded a goodwill impairment charge of $7.5 million related to Other bringing our total goodwill impairment charge for fiscal year 2009 to $114.5 million. For the purposes of these analyses, our estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. We will not be required to make any current or future cash payments as a result of these impairment charges. We will continue to monitor if conditions exist that indicate additional potential impairment has occurred. If such conditions exist, we may be required to record additional impairments in the future and such impairments, if any, may be material.
For the years ended September 30, 2009, 2008 and 2007, we recorded amortization expense of $33.7 million, $31.2 million and $23.7 million, respectively, related to other intangibles. We also recorded other adjustments to goodwill during the years ended September 30, 2009, 2008 and 2007, totaling $4.0 million, $4.2 million, and $4.3 million, respectively, as a result of resolving certain pre-acquisition tax liabilities. See Note 4 to our consolidated financial statements for further information.
Income Taxes
We account for income taxes in accordance with relevant authoritative accounting principles. Deferred income taxes are provided for all temporary differences based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established against deferred tax assets if the future realization of these assets is not likely based on the weight of the available evidence. Income taxes are provided on the undistributed earnings of foreign subsidiaries that are not considered to be permanently reinvested.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued guidance clarifying the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted this guidance on October 1, 2007. See Note 8 to our consolidated financial statements for further impact of this adoption. Significant judgment is required to evaluate uncertain tax positions. We evaluate our uncertain tax positions on a quarterly basis. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.
Recently Issued Accounting Pronouncements
In September 2009, we adopted the FASB Accounting Standards Codification (“ASC”). The FASB established the ASC as the single source of authoritative non-governmental U.S. generally accepted accounting principles (“GAAP”), superseding various existing authoritative accounting pronouncements. It eliminates the previous GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue an Accounting Standards Update (“ASU”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the ASC, provide background information about the guidance and provide the bases for conclusions on the change(s) in the ASC. Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes.
In October 2009, the FASB issued an ASU that amended the accounting rules addressing revenue recognition for multiple-deliverable revenue arrangements by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. Additionally the ASU provides for elimination of the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. A hierarchy for estimating such selling price is included in the update. This ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating whether this update will have an impact on our consolidated financial statements.
In October 2009, the FASB issued an ASU that provides a list of items to consider when determining whether the software and non-software components function together to deliver a product’s essential functionality. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating whether this update will have an impact on our consolidated financial statements.
In September 2009, the FASB issued an ASU providing clarification for measuring fair value when a quoted price in an active market for the identical liability is not available. It also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This ASU is effective for fiscal periods beginning after August 27, 2009. We do not believe this update will have a material impact on our consolidated financial statements.
In May 2009, the FASB established the standards for accounting for and disclosure of subsequent events. It defines subsequent events as those events or transactions that occur after the balance sheet date, but before the financial statements are issued or available to be issued. The statement defines subsequent events as either recognized or non-recognized and requires the date through which an entity evaluates subsequent events be disclosed. We adopted this guidance in June 2009. See Note 1 to our consolidated financial statements for additional information regarding subsequent events.
In April 2009, the FASB issued amended disclosure rules concerning interim disclosure requirements for fair value of financial instruments. These rules amend the previous accounting standard, which now require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The effective date of this amendment is for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of this amendment as of June 30, 2009. See Notes 6 and 7 to our consolidated financial statements for required disclosures.
Effective October 1, 2008, we adopted standards and related applicable amendments regarding fair value measurement. In this standard, the FASB defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. It does not require any new fair value measurements, rather it applies to existing accounting pronouncements that require or permit fair value measurements. The FASB first amended the statement to exclude guidance regarding leases and certain other lease-related accounting pronouncements. A second amendment delayed the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are already recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. A third amendment clarifies the application of this statement in determining the fair value of financial assets and liabilities in a market that is not active and provides examples to illustrate key considerations in determining such fair value. Lastly, the fourth amendment provides additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset and liability. We concluded that first, second and fourth amendments would not have an impact on our financial statements, however the third amendment was included in our October 2008 adoption. See Note 7 to our consolidated financial statements for required disclosures.
In March 2008, the FASB issued guidance requiring enhanced disclosures about derivative and hedging activities. These disclosures should enable financial statement users to understand how and why a company uses derivative instruments and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. We adopted this guidance in January 2009. See Note 6 to our consolidated financial statements for additional information regarding the required disclosures of our derivative instruments and hedging activities. This statement does not impact the consolidated statements of operations as it is disclosure only in nature.
In December 2007, the FASB issued guidance regarding business combinations, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. We are in the process of evaluating this standard and therefore have not yet determined the impact if any it may have on our consolidated financial statements.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Historically, our exposure to market risk for changes in interest rates relates primarily to our short and long-term debt obligations. At September 30, 2009, we had $398.6 million aggregate principal amount outstanding of term loans due 2013 pursuant to our senior secured credit agreement, $114.3 million of 9.5% senior subordinated notes due 2016 and $10.0 million borrowings under our revolving credit facility due 2011. The term loans and the revolving credit facility bear interest at floating rates. In May 2006, we entered into four interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations and to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2008 and 2007, interest rate swaps with a notional amount of $30.0 million and $25.0 million, respectively, matured. As of September 30, 2009, we had outstanding interest rate swaps with a notional amount of $190.0 million. Giving effect to the interest rate swaps, a 0.25% increase in floating rates would increase our interest expense by $0.5 million annually. See “Hedging and Derivative Instruments” under Note 6 to our consolidated financial statements, which section is incorporated herein by reference.
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
We monitor our foreign currency exposure and, from time to time, will attempt to reduce our exposure through hedging. At September 30, 2009, we had no foreign currency contracts outstanding.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder of Activant Solutions Inc.
We have audited the accompanying consolidated balance sheets of Activant Solutions Inc. (the Company) as of September 30, 2009 and 2008 and the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity, and cash flows for each of the three years in the period ended September 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Activant Solutions Inc. at September 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ ERNST & YOUNG LLP
Austin, Texas
December 14, 2009

ACTIVANT SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands, except share data)	2009	2008
ASSETS:
Current assets:
Cash and cash equivalents	$44,573	$64,789
Trade accounts receivable, net of allowance for doubtful accounts of $4,621 and $5,415 at September 30, 2009 and 2008, respectively	34,412	45,138
Inventories	4,985	5,310
Deferred income taxes	4,285	6,226
Income taxes receivable	—	1,186
Prepaid expenses and other current assets	5,524	5,124

Total current assets	93,779	127,773

Property and equipment, net	6,073	8,942
Intangible assets, net	192,394	217,058
Goodwill	543,718	662,209
Deferred financing costs	8,903	13,130
Other assets	3,217	2,172

Total assets	$848,084	$1,031,284

LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$18,030	$19,181
Payroll related accruals	17,787	15,020
Deferred revenue	31,654	32,518
Current portion of long-term debt	5,886	3,325
Accrued expenses and other current liabilities	18,162	15,484

Total current liabilities	91,519	85,528

Long-term debt, net of discount	517,009	613,787
Deferred tax liabilities	53,837	54,028
Other liabilities	19,189	18,625

Total liabilities	681,554	771,968

Commitments and contingencies (See Note 10)	—	—

Common Stock:
Par value $0.01, authorized 1,000 shares, 10 shares issued and outstanding at September 30, 2009 and 2008	—	—
Additional paid-in capital	257,570	254,148
Retained earnings (accumulated deficit)	(80,680)	11,355
Other accumulated comprehensive loss:
Unrealized loss on cash flow hedges	(8,593)	(5,585)
Cumulative translation adjustment	(1,767)	(602)

Total stockholder’s equity	166,530	259,316

Total liabilities and stockholder’s equity	$848,084	$1,031,284

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended September 30,
(in thousands)	2009	2008	2007
Revenues:
Systems	$124,546	$173,237	$181,359
Services	254,397	253,132	227,763

Total revenues	378,943	426,369	409,122

Cost of revenues (exclusive of depreciation and amortization of $18.5 million, $13.1 million, and $12.7 million for the years ended September 30, 2009, 2008 and 2007, respectively, included in amounts shown separately below):

Systems (Note 9)	67,787	95,350	99,290
Services (Note 9)	84,867	92,260	83,821

Total cost of revenues	152,654	187,610	183,111

Gross profit	226,289	238,759	226,011

Operating expenses:
Sales and marketing (Note 9)	55,540	64,039	64,473
Product development (Note 9)	38,553	44,258	40,652
General and administrative (Note 9)	24,275	31,517	27,732
Depreciation and amortization	38,917	37,254	29,735
Impairment of goodwill	114,500	—	—
Acquisition related costs	260	1,056	531
Restructuring costs	4,516	2,272	1,109

Total operating expenses	276,561	180,396	164,232

Operating income (loss)	(50,272)	58,363	61,779

Interest expense	(40,977)	(51,196)	(48,398)
Gain on retirement of debt	18,958	—	—
Other income (expense), net	(994)	1,258	1,529

Income (loss) before income taxes	(73,285)	8,425	14,910
Income tax expense	18,750	4,804	9,987

Net income (loss)	$(92,035)	$3,621	$4,923

Comprehensive income (loss):
Net income (loss)	$(92,035)	$3,621	$4,923
Unrealized loss on cash flow hedges	(3,008)	(2,694)	(788)
Foreign currency translation adjustment	(1,165)	(791)	237

Comprehensive income (loss)	$(96,208)	$136	$4,372

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

				Retained
			Additional	Earnings	Other Accumulated	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholder’s
(in thousands)	Shares	Amount	Capital	Deficit)	Loss	Equity
Balance, September 30, 2006	10	$—	$246,744	$3,080	$(2,151)	$247,673
Foreign currency translation adjustments	—	—	—	—	237	237
Repurchase of Activant Group common stock	—	—	(14)	—	—	(14)
Stock-based compensation	—	—	4,163	—	—	4,163
Unrealized loss on cash flow hedges	—	—	—	—	(788)	(788)
Net income	—	—	—	4,923	—	4,923

Balance, September 30, 2007	10	—	250,893	8,003	(2,702)	256,194
Foreign currency translation adjustments	—	—	—	—	(791)	(791)
Repurchase of Activant Group common stock	—	—	(14)	—	—	(14)
Stock-based compensation	—	—	3,269	—	—	3,269
Unrealized loss on cash flow hedges	—	—	—	—	(2,694)	(2,694)
Adoption of FIN No. 48	—	—	—	(269)	—	(269)
Net income	—	—	—	3,621	—	3,621

Balance, September 30, 2008	10	—	254,148	11,355	(6,187)	$259,316
Foreign currency translation adjustments	—	—	—	—	(1,165)	(1,165)
Exercise of options	—	—	196	—	—	196
Repurchases of Activant Group common stock	—	—	(385)	—	—	(385)
Stock-based compensation	—	—	3,611	—	—	3,611
Unrealized loss on cash flow hedges	—	—	—	—	(3,008)	(3,008)
Net loss	—	—	—	(92,035)	—	(92,035)

Balance, September 30, 2009	10	$—	$257,570	$(80,680)	$(10,360)	$166,530

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
(in thousands)	2009	2008	2007
Operating activities:
Net income (loss)	$(92,035)	$3,621	$4,923
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill	114,500	—	—
Gain on retirement of debt	(18,958)	—	—
Stock-based compensation expense	3,611	3,269	4,163
Depreciation	5,229	6,056	6,048
Amortization of intangible assets	33,688	31,198	23,687
Amortization of deferred financing costs	2,370	2,477	2,176
Provision for doubtful accounts	1,609	2,435	3,657
Deferred income taxes	1,750	(6,019)	4,257
Changes in assets and liabilities:
Trade accounts receivable	9,117	14,341	(4,285)
Inventories	325	49	(62)
Prepaid expenses and other assets	(259)	4,276	9,152
Accounts payable	(1,201)	780	4,457
Deferred revenue	(864)	(1054)	(1,745)
Accrued expenses and other	5,865	(2,534)	(5,971)

Net cash provided by operating activities	64,747	58,895	50,457

Investing activities:
Business acquisitions	—	—	(108,172)
Purchase of property and equipment	(2,398)	(4,924)	(7,056)
Capitalized computer software and database costs	(9,024)	(6,690)	(5,276)
Purchase price adjustments	—	—	1,784

Net cash used in investing activities	(11,422)	(11,614)	(118,720)

Financing activities:
Repurchases of debt	(39,840)	—	—
Proceeds from borrowings	—	—	95,000
Repayment of borrowings	—	—	(2,000)
Payments on long-term debt	(33,512)	(15,751)	(25,187)
Deferred financing costs	—	(106)	(2,540)
Exercise of options	196	—	—
Repurchases of Activant Group common stock	(385)	(14)	(14)

Net cash provided by (used in) financing activities	(73,541)	(15,871)	65,259

Net change in cash and cash equivalents	(20,216)	31,410	(3,004)
Cash and cash equivalents, beginning of period	64,789	33,379	36,383

Cash and cash equivalents, end of period	$44,573	$64,789	$33,379

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$43,766	$47,997	$45,813
Cash paid during the period for income taxes (net of receipts)	$7,689	$8,478	$(3,642)
The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated balance sheets as of September 30, 2009 and 2008 and the accompanying consolidated statements of operations and comprehensive income (loss) and cash flows for each of the three years in the period ended September 30, 2009 represent our financial position, results of operations and cash flows as of and for the periods then ended.
In preparing the accompanying consolidated financial statements, we have reviewed, as determined necessary by our management, events that have occurred after September 30, 2009, up until the issuance of the financial statements, which occurred on December 14, 2009. As of such date, our management was not aware of any subsequent events, other than those disclosed herein, requiring additional disclosure.
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
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts receivable based upon expected collectability. The reserve is established based upon an analysis of our aged receivables. Additionally, if necessary, a specific reserve for individual accounts is recorded when we become aware of a customer’s inability to meet its financial obligations, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. We also regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balance, and current economic conditions that may affect a customer’s ability to pay.
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
Software and Database Development Costs
In accordance with relevant authoritative accounting principles, costs incurred internally in creating computer software products are expensed until technological feasibility has been established, which is typically evidenced by a completed program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Costs incurred related to the accumulation of data for the development of databases are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized using the greater of the amount computed using (a) the ratio that current gross revenues bear to the total anticipated future gross revenues or (b) the straight-line method over the estimated economic life of the product not to exceed five years. We are required to use our professional judgment in determining whether software development costs meet the criteria for immediate expense or capitalization using the criteria described above and evaluate software and database development costs for impairment at each balance sheet date by comparing the unamortized capitalized costs to the net realizable value. The net realizable value is the estimated future gross revenue from that product reduced by the estimated future costs of completing, maintaining and disposing of the product. We capitalized approximately $9.0 million, $6.7 million and $5.3 million of software and database development costs and recorded related amortization expense of approximately $5.3 million, $3.1 million and $1.3 million for the years ended September 30, 2009, 2008 and 2007, respectively. We had no write-offs of software and database development costs for any of these periods.
Deferred Financing Costs
Financing costs are deferred and amortized to interest expense using the straight-line method over the terms of the related debt, which approximates the effective interest method, unless associated with any debt repurchases or retirements. At the time of any such repurchases or retirements, a proportionate amount of net deferred financing costs are written off and included in the calculation of gain/(loss) on retirement. We recognized amortization of deferred financing costs totaling $2.4 million, $2.5 million and $2.2 million for the years ended September 30, 2009, 2008 and 2007, respectively. We wrote off deferred financing costs of $1.9 million for the year ended September 30, 2009, in connection with debt repurchases.
Goodwill and Other Intangible Assets
We account for goodwill and other intangibles in accordance with relevant authoritative accounting principles. Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of these intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. Goodwill and other intangibles are tested for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Our annual testing through fiscal years 2008 and 2007 indicated no impairment of goodwill had occurred, and we had no write-offs to goodwill or other intangible assets. As a result of the global economic uncertainty and credit crisis present in the last calendar quarter of 2008, we determined it necessary to evaluate goodwill for impairment as of December 31, 2008. We completed the impairment analysis for each of our reporting units and concluded that as of December 31, 2008, the fair value of our Hardlines and Lumber and our Automotive reporting units was below their respective carrying values, including goodwill. Consequently, we recorded a goodwill impairment charge of $107.0 million, comprised of $78.0 million related to Hardlines and Lumber and $29.0 million related to Automotive. During our fiscal year 2009 annual test for impairment we further concluded that fair value of our Other reporting unit was below its carrying value, including goodwill. As a result, we recorded a goodwill impairment charge of $7.5 million related to Other bringing our total goodwill impairment charge for fiscal year 2009 to $114.5 million. For the purposes of these analyses, our estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. We will not be required to make any current or future cash payments as a result of these impairment charges. We will continue to monitor if conditions exist that indicate additional potential impairment has occurred. If such conditions exist, we may be required to record additional impairments in the future and such impairments, if any, may be material.
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
Long-Lived Assets
We periodically review the carrying amounts of property and equipment and other long-lived assets to determine whether current events or circumstances warrant adjustments to such carrying amounts by considering, among other things, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows. At this time, future cash inflows exceed the carrying value of the assets; thus, no impairment loss has been recognized.
Revenue Recognition
We recognize revenue in accordance with relevant authoritative accounting principles. We generate revenue from the sale of software licenses, computer hardware, maintenance services, professional services, data and content services, and education. We generally utilize written contracts as the means to establish the terms and conditions by which our licenses, products, maintenance and services are sold to our customers. Revenue is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable, and vendor-specific objective evidence (“VSOE”) of the fair value of undelivered elements exists. We record revenue net of our sales tax obligations.
For the majority of our system sales, which typically include multiple elements such as software, hardware, maintenance, professional services, and education, we use the residual method of revenue recognition. Under the residual method, consideration is allocated to undelivered elements based upon VSOE of the fair value of those elements, with the residual of the arrangement fee allocated to the software components. We have established VSOE of fair value for each undelivered element of the system sale through independent transactions not sold in connection with a software license. In situations where we have not established VSOE of fair value, all revenue from the arrangement is deferred until sufficient evidence exists, or until all elements of that arrangement have been delivered.
Professional and education services that are sold in connection with software license arrangements generally qualify for separate accounting from the license elements because they do not involve significant production, modification, or customization of our software products and are not otherwise considered to be essential to the functionality of such products. Revenue from such services is generally recognized as the services are performed. If the arrangement does not qualify for separate accounting of the software licenses and professional services, the combined software license and professional service elements are recognized based on contract accounting using either the percentage-of-completion or completed-contract method depending on whether or not costs to complete the services are reasonably dependable.
Maintenance and content services are separately priced in our arrangements. Revenue is recognized ratably over the term of the arrangement.
Advertising Costs
We expense all advertising costs as incurred, and the amounts were not material for any of the periods presented.
Income Taxes
We account for income taxes in accordance with relevant authoritative accounting principles. Deferred income taxes are provided for all temporary differences based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established against deferred tax assets if the future realization of these assets is not likely based on the weight of the available evidence. Income taxes are provided on the undistributed earnings of foreign subsidiaries that are not considered to be permanently reinvested.
As a result of our adoption of an accounting standard in October 2007, we recognize and measure benefits for uncertain tax positions which requires significant judgment from management. See Note 8 for further impact of this adoption. We evaluate our uncertain tax positions on a quarterly basis and base these evaluations upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.
Fair Value of Financial Instruments
Effective October 1, 2008, we adopted an accounting standard, which defines fair value, establishes a framework for measuring fair value as well as expands on required disclosures regarding fair value measurements. This standard applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.
Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, trade accounts receivable, accounts payable and accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. See Note 7 for additional information.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Certain Risks and Concentrations
We perform ongoing credit evaluations of our customers and generally do not require collateral from our customers. Most of our customers are in hardlines and lumber, wholesale distribution and the automotive parts aftermarket industries.
No single customer accounted for more than 10% of our total revenues during the years ended September 30, 2009, 2008 and 2007.

Foreign Currency
Assets and liabilities of subsidiary operations denominated in foreign currencies are translated at the period-end rates of exchange and the income statements are translated at the average rates of exchange for the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Local currencies are considered to be the functional currencies.
Stock-Based Compensation
We record stock-based compensation in accordance with authoritative accounting principles which requires all stock-based compensation to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. We estimate the fair value of stock options using a Black-Scholes option pricing model that uses certain assumptions including expected term, expected volatility of the underlying stock, expected dividend pay-out rate and risk-free rate of return. The expected term is based on historical data and represents the period of time that stock options granted are expected to be outstanding. Due to the fact that the common stock underlying the options is not publicly traded, the expected volatility is based on a comparable group of companies for the period. We do not intend to pay dividends on our common stock for the foreseeable future, and accordingly, use a dividend yield of zero. The risk-free rate for periods within the contractual life of the option is based on the Treasury Bill coupon rate for U.S. Treasury securities in effect at the time of the grant with a maturity approximating the expected term. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from the amount we have recorded in the current period.
Recently Issued Accounting Pronouncements
In September 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The FASB established the ASC as the single source of authoritative non-governmental U.S. GAAP, superseding various existing authoritative accounting pronouncements. It eliminates the previous GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue an Accounting Standards Update (“ASU”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the ASC, provide background information about the guidance and provide the bases for conclusions on the change(s) in the ASC. Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes.
In October 2009, the FASB issued an ASU that amended the accounting rules addressing revenue recognition for multiple-deliverable revenue arrangements by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. Additionally the ASU provides for elimination of the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. A hierarchy for estimating such selling price is included in the update. This ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating whether this update will have an impact on our consolidated financial statements.
In October 2009, the FASB issued an ASU that provides a list of items to consider when determining whether the software and non-software components function together to deliver a product’s essential functionality. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating whether this update will have an impact on our consolidated financial statements.
In September 2009, the FASB issued an ASU providing clarification for measuring fair value when a quoted price in an active market for the identical liability is not available. It also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This ASU is effective for fiscal periods beginning after August 27, 2009. We do not believe this update will have a material impact on our consolidated financial statements.
In May 2009, the FASB established the standards for accounting for and disclosure of subsequent events. It defines subsequent events as those events or transactions that occur after the balance sheet date, but before the financial statements are issued or available to be issued. The statement defines subsequent events as either recognized or non-recognized and requires the date through which an entity evaluates subsequent events be disclosed. We adopted this guidance in June 2009.
In April 2009, the FASB issued amended disclosure rules concerning interim disclosure requirements for fair value of financial instruments. These rules amend the previous accounting standard, which now require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The effective date of this amendment is for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of this amendment as of June 30, 2009. See Notes 6 and 7 to our consolidated financial statements for required disclosures.

Effective October 1, 2008, we adopted standards and related applicable amendments regarding fair value measurement. In this standard, the FASB defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. It does not require any new fair value measurements, rather it applies to existing accounting pronouncements that require or permit fair value measurements. The FASB first amended the statement to exclude guidance regarding leases and certain other lease-related accounting pronouncements. A second amendment delayed the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are already recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. A third amendment clarifies the application of this statement in determining the fair value of financial assets and liabilities in a market that is not active and provides examples to illustrate key considerations in determining such fair value. Lastly, the fourth amendment provides additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset and liability. We concluded that the first, second and fourth amendments would not have an impact on our financial statements, however the third amendment was included in our October 2008 adoption. See Note 7 to our consolidated financial statements for required disclosures.
In March 2008, the FASB issued guidance requiring enhanced disclosures about derivative and hedging activities. These disclosures should enable financial statement users to understand how and why a company uses derivative instruments and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. We adopted this guidance in January 2009. See Note 6 for additional information regarding the required disclosures of our derivative instruments and hedging activities. This statement does not impact the consolidated statements of operations as it is disclosure only in nature.
In December 2007, the FASB issued guidance regarding business combinations, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. We are in the process of evaluating this standard and therefore have not yet determined the impact if any it may have on our consolidated financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current presentation.
NOTE 2 — ACQUISITIONS
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
NOTE 3 — PROPERTY AND EQUIPMENT
Property and equipment, net consist of the following as of September 30 (in thousands):

	2009	2008

Furniture and equipment	$17,462	$14,562
Service parts	1,022	4,113
Leasehold improvements	3,195	3,244

Gross property and equipment	21,679	21,919
Less accumulated depreciation	(15,606)	(12,977)

Total	$6,073	$8,942

NOTE 4 — GOODWILL
The carrying amount of goodwill by reportable segment is as follows as of September 30 (in thousands):

	2009	2008
Hardlines and Lumber	$107,952	$186,480
Wholesale Distribution	334,288	335,018
Automotive	99,214	128,534
Other	2,264	12,177

Total	$543,718	$662,209

Changes in the carrying amount of goodwill for fiscal years 2009 and 2008 are as follows (in thousands):

Balance at September 30, 2007	$672,206
Final valuation of acquisition	(5,800)
Adoption of FIN No. 48 and adjustments for pre-acquisition income tax liabilities	(4,197)

Balance at September 30, 2008	662,209
Impairment of goodwill	(114,500)
Adjustments for pre-acquisition income tax liabilities	(3,991)

Balance at September 30, 2009	$543,718

We account for goodwill and other intangibles in accordance with relevant authoritative accounting principles. Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of these intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. Goodwill and other intangibles are tested for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Our annual testing through fiscal years 2008 and 2007 indicated no impairment of goodwill had occurred, and we had no write-offs to goodwill or other intangible assets. As a result of the global economic uncertainty and credit crisis, we determined it necessary to evaluate goodwill for impairment as of December 31, 2008. We completed the impairment analysis for each of our reporting units and concluded that as of December 31, 2008, the fair value of our Hardlines and Lumber and our Automotive reporting units was below their respective carrying values, including goodwill. Consequently, we recorded a goodwill impairment charge of $107.0 million, comprised of $78.0 million related to Hardlines and Lumber and $29.0 million related to Automotive. During our fiscal year 2009 annual test for impairment we further concluded that fair value of our Other reporting unit was below its carrying value, including goodwill. As a result, we recorded a goodwill impairment charge of $7.5 million related to Other bringing our total goodwill impairment charge for fiscal year 2009 to $114.5 million. For the purposes of these analyses, our estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. We will not be required to make any current or future cash payments as a result of these impairment charges. We will continue to monitor if conditions exist that indicate additional potential impairment has occurred. If such conditions exist, we may be required to record additional impairments in the future and such impairments, if any, may be material.

In conjunction with the adoption of authoritative accounting guidance and the identification of additional pre-acquisition income tax uncertainties and basis adjustments related to temporary differences of acquired assets that are not expected to reverse, we recorded a net decrease to goodwill of approximately $4.0 million and $4.2 million, respectively, for the years ended September 30, 2009 and 2008. (See Note 8 for additional information). Additionally in the year ended September 30, 2008, we decreased goodwill by $5.8 million, related to the final allocation of purchase price to acquired assets.
NOTE 5 — INTANGIBLE ASSETS
The components of purchased intangible assets are as follows as of September 30, (in thousands):

	2009			2008
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Technology based	$70,600	$(37,287)	$33,313	$70,600	$(25,435)	$45,165
Customer based	161,328	(48,701)	112,627	161,328	(33,173)	128,155
Other	768	(478)	290	768	(273)	495
Capitalized software and database costs	23,193	(9,831)	13,362	14,169	(4,517)	9,652
Trademarks and tradenames	3,800	(1,498)	2,302	3,800	(709)	3,091

Total amortizable intangible assets	259,689	(97,795)	161,894	250,665	(64,107)	186,558
Trademarks and tradenames	30,500	—	30,500	30,500	—	30,500

Total	$290,189	$(97,795)	$192,394	$281,165	$(64,107)	$217,058

During the year ended September 30, 2009, we recorded additions to intangible assets of $9.0 million related to capitalized software and database costs. During the year ended September 30, 2008, we increased intangible assets by $12.7 million of which $6.0 million was related to the final allocation of purchase price to intangible assets acquired and $6.7 million was related to capitalized software and database costs. Additionally, as a result of the final allocation we adjusted the weighted average lives of the acquired intangibles.
Acquired finite-lived intangibles are generally amortized on a straight-line basis over the weighted average periods. For the years ended September 30, 2009, 2008 and 2007, we recorded amortization expense of $33.7 million, $31.2 million and $23.7 million, respectively. Estimated amortization expense for each of the next five years is $34.8 million, $34.4 million, $31.5 million, $19.9 million, and $15.3 million, respectively.
We evaluate the purchased intangible assets with an indefinite life on an annual basis as of the beginning of July 1, and whenever events and changes in circumstances indicate that there may be a potential impairment. Our annual testing resulted in no impairment charges to intangible assets in the years ended September 30, 2009 and 2008. Future impairment tests could result in a charge to earnings.
NOTE 6 — DEBT
Total debt consisted of the following as of September 30 (in thousands):

	2009	2008
Senior secured credit facility due 2013	$331,227	$350,600
Senior secured credit facility (incremental term loan) due 2013	67,373	71,512
Senior subordinated notes due 2016	114,295	175,000
Revolving credit facility due 2011	10,000	20,000

Total debt	522,895	617,112
Current portion	(5,886)	(3,325)

Total long-term debt, net of discount	$517,009	$613,787

Senior Secured Credit Agreement
We have a senior secured credit agreement that provides for (i) a seven-year term loan in the amount of $390.0 million, amortized at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after May 2, 2006, except such amortized loan payments that may otherwise be due are reduced dollar-for-dollar by any voluntary prepayments or mandatory repayments we make, with the balance payable on May 2, 2013, and (ii) a five-year revolving credit facility that permits loans in an aggregate amount of up to $40.0 million, which includes a $5.0 million letter of credit facility and a swing line facility. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, on May 2, 2011. In addition, subject to certain terms and conditions, the senior secured credit agreement provides for one or more uncommitted incremental term loans and/or revolving credit facilities in an aggregate amount not to exceed $75.0 million.
In August 2007, we borrowed the $75.0 million incremental term loan, which matures on May 2, 2013, as well as $20.0 million of the revolving credit facility. During the year ended September 30, 2009, we repaid $10.0 million in principal payments towards the revolving credit facility. In October of 2009, we subsequently repaid the $10.0 million remaining outstanding principal balance on the revolving credit facility. Prior to fiscal year 2009, we did not make any principal repayments towards the revolving credit facility. To date we have prepaid all of the required amortized principal payments required under the senior secured credit agreement.
We are required each year, generally concurrent with the filing of our Annual Report on Form 10-K, to make a mandatory principal repayment towards term loans equal to one-half of excess cash flow, as defined in the senior secured credit agreement, for the preceding fiscal year. Any mandatory repayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year. For the period ended September 30, 2006 and for the years ended September 30, 2007, 2008 and 2009, we repaid $1.9 million, $25.2 million, $15.8 million, and $23.5 million, respectively, in principal payments towards the term loans. The fiscal year 2009 payments included approximately $3.3 million of fiscal year 2008 mandatory principal repayments and approximately $20.2 million of voluntary prepayments. After consideration of our voluntary prepayments made in fiscal year 2009, we have a remaining mandatory principal repayment due for fiscal year 2009 of $5.9 million. We classified the remaining fiscal year 2009 mandatory repayment as current portion of long-term debt in the accompanying consolidated balance sheet. Prior to fiscal year 2008, we did not have to make any mandatory repayments. Any future mandatory principal repayments will be dependent upon us generating excess cash flow and/or making voluntary prepayments, both as defined in the senior secured credit agreement.
The capital and credit markets have been experiencing extreme volatility and disruption during the past 18 months. These market conditions have, to a degree, affected our ability to borrow under our senior secured credit facility. On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”) and on November 1, 2009, CIT Group Inc. (“CIT”), filed petitions under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. A Lehman Brothers subsidiary, Lehman Commercial Paper Inc. (“Lehman CPI”) and a CIT subsidiary, The CIT Group/Equipment Financing, Inc. (“CIT Financing”), are lenders under our senior secured credit agreement, having provided commitments of $7.0 million and $7.5 million, respectively, under the revolving credit facility, of which $1.8 million and $1.9 million, respectively, were outstanding as of September 30, 2009. In October of 2009, we subsequently repaid the $10.0 million remaining outstanding principal balance on the revolving credit facility. Although we have made no request for funding under the revolving credit facility since the filing of the bankruptcy petitions by Lehman Brothers or CIT, it is uncertain whether Lehman CPI or CIT Financing will participate in any future requests for funding or whether another lender might assume their commitments.
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
In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios, none of which had been attained as of September 30, 2009. We must also pay customary letter of credit fees for issued and outstanding letters of credit. As of September 30, 2009, we had $0.3 million of letters of credit issued and outstanding.
Substantially all of our assets and those of our subsidiaries are pledged as collateral under the senior secured credit agreement.
Derivative Instruments and Hedging Activities
Our objective in using interest rate swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At the time we entered into the senior secured credit agreement, we entered into four interest rate swaps to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2007 and 2008, interest rate swaps with a notional amount of $25.0 million and $30.0 million, respectively, matured. As of September 30, 2009, we had outstanding interest rate swaps with a notional amount of $190.0 million, of which $50.0 million matured in November 2009. As of and for the year ended September 30, 2009, there is no cumulative ineffectiveness related to these interest rate swaps.
We account for these interest rate swaps as cash flow hedges in accordance with relevant authoritative accounting principles. We estimate the fair value of the interest rate swaps based on quoted prices and market observable data of similar instruments. If the interest rate swap agreements are terminated prior to maturity, the fair value of the interest rate swaps recorded in accumulated other comprehensive income (loss) (“OCI”) may be recognized in the consolidated statements of operations based on an assessment of the agreements at the time of terminations. During the year ended September 30, 2009, we did not discontinue any interest rate swaps. The realized gains and losses on these instruments are recorded in earnings as adjustments to interest expense. The unrealized gains and losses are recognized in OCI. For the years ended September 30, 2009, 2008 and 2007, we recorded an unrealized loss of $4.4 million ($3.0 million net of tax), $4.5 million ($2.7 million net of tax) and $1.3 million ($0.8 million net of tax), respectively. At September 30, 2009, cumulative net unrealized losses of approximately $13.7 million, before taxes, were recorded in OCI, of which an estimated $7.0 million are expected to be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying transaction. To the extent any of the interest rate swaps are deemed ineffective, a portion of the unrealized gains and losses is recorded in interest expense rather than OCI.
The following table summarizes the derivative-related activity, excluding taxes, in OCI for the fiscal year 2009 (in thousands):

Unrealized loss in OCI at September 30, 2008	$(9,282)
Net decrease in fair value	(4,441)

Unrealized loss in OCI at September 30, 2009	$(13,723)

The following tables summarize the fair value and realized and unrealized losses of the interest rate swaps as of and for the year ended September 30, 2009 (in thousands):

		Fair Value of Derivative Instruments
		Derivative Assets		Derivative Liabilities
		Location in the		Location in the
		Consolidated		Consolidated
	Notional Amount	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate swaps due November 2009	$50,000	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities	$(611)
Interest rate swaps due November 2011	$140,000	Other assets	$—	Other liabilities	$(13,112)

Effect of Derivative Instruments on Consolidated Statements of Operations
			Loss recognized in	Gain/(Loss) reclassified from OCI into
	Loss recognized in earnings (1)		OCI	earnings (2)
	Location	Amount	Amount	Location	Amount
Interest rate swaps	Interest expense	$(7,215)	$(4,441)	Interest expense	$—

(1)	Includes amounts related to periodic settlements required under our derivative contracts.

(2)	Represents ineffectiveness related to the interest rate swaps.
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
During the year ended September 30, 2009, we repurchased approximately $60.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $41.1 million (including accrued interest of $1.3 million). In connection with the debt repurchase, we wrote off deferred financing costs and other transaction fees of $1.9 million. As a result of these repurchases we recorded a gain on retirement of debt in the amount of $19.0 million. Pursuant to the American Recovery and Reinvestment Act of 2009, we have elected to defer payment of the income taxes associated with these gains until they are paid ratably from 2014 to 2018. The repurchased notes have been retired. As of September 30, 2009, senior subordinated notes representing $114.3 million in principal amount were outstanding. Subject to the restrictions and limitations set forth under the senior secured credit agreement and the indenture governing the senior subordinated notes, we and our subsidiaries, affiliates or significant stockholders may from time to time purchase, repay, redeem or retire additional amounts of our outstanding debt or equity securities (including any publicly issued debt), in privately negotiated or open market transactions, by tender offer or otherwise.
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
The terms of the senior secured credit agreement and the indenture governing the senior subordinated notes restrict certain activities by us, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets and transactions with affiliates. In addition, the senior secured credit agreement requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The senior secured credit agreement and the indenture also contain certain customary affirmative covenants and events of default. At September 30, 2009, we were in compliance with all of the senior secured credit agreement’s and the indenture’s covenants.
Compliance with these covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. Based on our plan for the fiscal year 2010, we currently anticipate that we will be able to meet or exceed these financial tests and covenants during this period. This expectation is based on our cost and revenue expectations for fiscal year 2010, which include certain cost cutting initiatives. Should the current economic conditions cause our business or our vertical markets to deteriorate beyond our expectations or should our cost cutting initiatives prove insufficient we may not be able to satisfy these financial tests and covenants.
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
Aggregate maturities of debt, as of September 30, 2009, are as follows (in thousands):

2010	$5,886
2011	10,000	(1)
2012	—
2013	392,714
2014	—
Thereafter	114,295

Total	$522,895

(1)	In October of 2009, we subsequently repaid the $10.0 million remaining outstanding principal balance on the revolving credit facility.
NOTE 7 — FAIR VALUE
Effective October 1, 2008, we adopted an accounting standard, which defines fair value, establishes a framework for measuring fair value as well as expands on required disclosures regarding fair value measurements. This standard applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.
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
We use derivative financial instruments, specifically interest rate swaps, for non-trading purposes. We entered into interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations arising from previously un-hedged interest payments associated with floating rate debt. We account for the interest rate swaps discussed above under Note 6 as cash flow hedges. Derivative contracts with negative net fair values are recorded in other liabilities. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. We have determined that our derivative valuation in its entirety should be classified as Level 2.
We record adjustments to appropriately reflect our nonperformance risk and the respective counterparty’s nonperformance risk in our fair value measurements. As of September 30, 2009, we have assessed the significance of the impact of nonperformance risk on the overall valuation of our derivative position and have determined that it is not significant to the overall valuation of the derivatives.
The fair value of our cash equivalents, deferred compensation plan assets and liabilities and interest rate swaps was determined using the following inputs as of September 30, 2009 (in thousands):

	Quoted Prices
	in Active Markets
	for Identical
	Assets and	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value

Assets:
Cash equivalents (1)	$25,658	$—	$—	$25,658
Deferred compensation plan assets (2)	2,472	—	—	2,472

Liabilities:
Interest rate swap due 2009(3)	—	(611)	—	(611)
Interest rate swap due 2011(4)	—	(13,112)	—	(13,112)
Deferred compensation plan liabilities(4)	(1,844)	—	—	(1,844)

Total	$26,286	$(13,723)	$—	$12,563

(1)	Included in cash and cash equivalents in our consolidated balance sheet as of September 30, 2009.

(2)	Included in other assets in our consolidated balance sheet as of September 30, 2009.

(3)	Included in accrued expenses and other current liabilities in our consolidated balance sheet as of September 30, 2009.

(4)	Included in other liabilities in our consolidated balance sheet as of September 30, 2009.
Other Financial Assets and Liabilities
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable and accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.
Long-term debt, including current-portion of long-term debt, as of September 30, 2009 had a carrying amount of $522.9 million and fair value of $498.9 million. As of September 30, 2008, long-term debt, including current-portion of long-term debt, had a carrying amount of $617.1 million and fair value of $607.1 million. The carrying amount is based on interest rates available upon the date of the issuance of debt and is reported in the consolidated balance sheets. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

NOTE 8 — INCOME TAXES
Significant components of the income tax expense attributable to continuing operations are as follows (in thousands):

	Year Ended September 30,
	2009	2008	2007

Current:
Federal	$10,548	$7,246	$1,742
State	3,709	2,890	3,758
Foreign	376	687	230

Total Current	14,633	10,823	5,730

Deferred:
Federal	4,853	(5,690)	3,423
State	620	(481)	473
Foreign	(1,356)	152	361

Total Deferred	4,117	(6,019)	4,257

Income tax expense	$18,750	$4,804	$9,987

The provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes as a result of the following (in thousands):

	Year Ended September 30,
	2009	2008	2007
Income tax expense at statutory federal income tax rate	$(25,650)	$2,949	$5,219
Permanent differences — impairment of goodwill	40,075	—	—
State taxes, net of federal income tax expense	2,814	1,566	2,436
Other permanent differences	33	473	298
Tax credits and other	203	(538)	(40)
Change in tax rates applied to deferred taxes	992	(297)	585
Change in reserves and valuation allowance	283	651	1,489

Income tax expense	$18,750	$4,804	$9,987

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes as of September 30 are as follows (in thousands):

	2009	2008

Deferred tax assets:
Current deferred tax assets:
Inventory and sales return reserves	$844	$1,223
Accrued expenses	1,398	2,110
Bad debts and other	1,780	1,960
Deferred income	675	1,036

	4,697	6,329

Non-current deferred tax assets:
Net operating losses and tax credit carry forward	9,186	10,735
Depreciation and amortization	5,975	3,442
Stock-based compensation	4,477	2,942
Accrued expenses	2,170	1,166
Unrealized losses	5,564	3,674

	27,372	21,959

Valuation allowance	(3,906)	(4,280)

Total deferred tax assets	28,163	24,008

Deferred tax liabilities:
Software and intangible assets — non-current	(77,303)	(71,707)
Other — current	(412)	(103)

Total deferred tax liabilities	(77,715)	(71,810)

Net deferred tax liabilities	$(49,552)	$(47,802)

As of September 30, 2009, we had $3.4 million of federal and $21.1 million of state net operating loss (“NOL”) carry forwards expiring between 2010 and 2028, if not utilized. We also had foreign NOLs of $2.7 million expiring between 2026 and 2028, and $19.0 million that are not subject to expiration. Also as of September 30, 2009, we had $1.8 million of foreign, business tax credit carry forwards that expire between 2014 and 2018, if not utilized.
The valuation allowance decreased by $0.4 million during the year ended September 30, 2009. The $3.9 million valuation allowance at September 30, 2009 is primarily comprised of allowances against net operating loss carry-forwards. Approximately $3.0 million of deferred tax assets currently subject to a valuation allowance will be recorded as a decrease to income tax expense if the benefits are ultimately realized.
Substantially all of our operating income was generated from domestic operations during 2008 and 2009. Undistributed earnings, if any, of our foreign subsidiaries is considered to be permanently reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon.
In June 2006, the FASB issued guidance clarifying the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted this guidance on October 1, 2007 and as a result we recognized an increase of $2.1 million in the liability for unrecognized tax benefits which was recorded as a $1.5 million increase to goodwill, a $0.3 million decrease to the opening balance of retained earnings, and a $0.3 million increase to deferred tax assets.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of October 1, 2008 and September 30, 2009, the balance of accrued interest and penalties was approximately $0.5 million and $0.6 million, respectively.

Changes in the balance of unrecognized tax benefits (excluding interest and penalties, classified in other non-current liabilities) is as follows (in thousands):

Balance as of October 1, 2008	$6,029
Additions based on tax positions related to the current year	651
Additions based on tax positions related to prior years	170
Reductions for settlements with taxing authorities	(3,238)
Reductions as a result of a lapse of applicable statute of limitations	(973)

Balance as of September 30, 2009	$2,639

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $1.7 million as of September 30, 2009. The $3.2 million settlement reduction related to the closure of a federal examination of the 2004 through 2007 tax periods that resulted in no additional payment. The tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject, and we are not currently under U.S. federal examination for any tax year.
It is reasonably possible as of September 30, 2009 that the unrecognized tax benefits will decrease by approximately $0.6 million within the next twelve months, primarily due to tax positions relating to certain tax credits and positions relating to transfer pricing. A significant portion of these unrecognized tax benefits would be recorded as an adjustment to goodwill.
NOTE 9 — EMPLOYEE STOCK AND SAVINGS PLANS
Stock-based Compensation Expense
The following table summarizes stock-based compensation expense and its allocation within the consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Year Ended September 30,
	2009	2008	2007

Cost of revenues
Systems	$30	$32	$43
Services	193	232	351
Operating expenses
Sales and marketing	1,303	942	1,020
Product development	279	340	390
General and administrative	1,806	1,723	2,359

Total	$3,611	$3,269	$4,163

We also recognized a total income tax benefit in the consolidated statements of operations and comprehensive income (loss) related to the total stock-based compensation expense amounts above, of approximately $1.6 million, $1.3 million, and $1.7 million for the years ended September 30, 2009, 2008 and 2007, respectively.
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
The fair value of each award granted from the Activant Group Inc. 2006 Stock Incentive Plan (the “Stock Incentive Plan”), during the years ended September 30, 2009 and 2008, was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended September 30:

	2009	2008
Expected term	6.66 years	6.66 years
Expected volatility	72.92%	50.00%
Expected dividends	0.00%	0.00%
Risk-free rate	1.79%	3.20%
The weighted-average estimated grant date fair values for the employee stock options granted under the Stock Incentive Plan during the three years in the period ended September 30, 2009, 2008 and 2007 were $2.86 per share, $2.45 per share and $2.46 per share, respectively.

2006 Stock Incentive Plan
As of September 30, 2009, the Stock Incentive Plan had 7,916,958 authorized shares (of which 45,000 shares were issued and subsequently repurchased and retired in fiscal year 2009) of Activant Group common stock reserved for issuances pursuant to existing and future awards thereunder. The exercise price of options granted under the Stock Incentive Plan may not be less than the fair market value at the date of grant as determined in good faith by the board of directors of Activant Group from time to time. Options granted under the Stock Incentive Plan vest in varying amounts over a period up to five years and expire ten years from the date of the grant.
Information with respect to stock option activity for the fiscal years ended September 30, 2009 and 2008 are as follows:

	Stock Incentive Plan
		Weighted	Weighted
	Number of	Average Exercise	Average
	Shares	Price	Contractual Term
Total options outstanding at September 30, 2007	6,759,073	$4.38
Options granted	875,250	4.53
Options forfeited	(824,500)	4.37
Options exercised	—	—

Total options outstanding at September 30, 2008	6,809,823	$4.40
Options granted	1,356,000	4.49
Options forfeited	(351,750)	4.41
Options exercised	(45,000)	4.35

Total options outstanding at September 30, 2009	7,769,073	$4.42	7.67 years

Total options exercisable at September 30, 2009	3,958,997	$4.40	7.33 years

Predecessor Company Plan
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
Information on stock options for the year ended September 30, 2009 under the Predecessor Company Plan is as follows:

Weighted
	Predecessor Company Plan		Average
	Number of	Weighted Average	Contractual
	Shares	Exercise Price	Term
Total options outstanding at September 30, 2008	333,334	$1.00
Options granted	—	—
Options forfeited	—	—
Options exercised	—	—

Total options outstanding and exercisable at September 30, 2009	333,334	$1.00	6.59 years

At September 30, 2009, the total intrinsic value of both outstanding and exercisable stock options under the Predecessor Company Plan was $1.0 million. Under the Stock Incentive Plan, the exercise price of the outstanding employee stock options was greater than or equal to the fair market value of the underlying stock, as determined by the board of directors, resulting in no intrinsic value for both outstanding and exercisable stock options as of September 30, 2009. At September 30, 2009, there was approximately $8.7 million of total unrecognized stock-based compensation expense related to unvested stock options, which we expect to recognize as expense in future periods through 2014. Options with a fair value of $4.0 million, $3.1 million and $3.6 million became vested during fiscal years 2009, 2008 and 2007, respectively.
401(k) Plan
We have a savings and investment plan known as the Activant Solutions Inc. Savings and Investment Plan (the “401(k) Plan”), as allowed under Sections 401(k) and 401(a) of the Internal Revenue Code. The 401(k) Plan provides employees with tax deferred salary deductions and alternative investment options. Employees are eligible to participate the first day of hire and are able to apply for and secure loans from their account in the 401(k) Plan.
The 401(k) Plan provides for contributions as determined annually by our board of directors. For the first half of fiscal year 2009 and all of fiscal years 2008 and 2007, we matched 50%, up to $3,000 in total, of the first 6% of compensation contributed by each employee. The deferred amount could not exceed 25% of the annual aggregate salaries of those employees eligible for participation (highly compensated executive participants were limited to a maximum of 10%). In mid fiscal year 2009, in light of the economic conditions at that time, we suspended our matching contributions to the 401(k) Plan, as permitted under Sections 401(k) and 401(a) of the Internal Revenue Code. For the years ended September 30, 2009, 2008 and 2007, our contributions amounted to $2.4 million, $3.0 million and $2.7 million, respectively. Following the end of the 2009 fiscal year, we made a one-time catch-up matching contribution for fiscal year 2009 of $1.4 million, which is included in the aforementioned 2009 contributions amount.
Deferred Compensation Plan
On December 18, 2008, our board of directors approved the amendment and restatement of our “top-hat” deferred compensation plan effective as of December 31, 2008 (“Deferred Compensation Plan”). Under the Deferred Compensation Plan, an eligible participant is permitted to defer, in compliance with Section 409A of the Internal Revenue Code, any percentage (from 0% to 100%) of his or her qualifying base salary and bonus above the limit that could be contributed to our 401(k) Plan for each calendar year. Additionally, we can credit participant accounts with employer contributions at any time, but we did not make any such contributions during the 2009 and 2008 fiscal year. All amounts allocated to a participant’s deferral account are adjusted at the end of each calendar year for investment gains and losses based on the performance of certain hypothetical investment choices selected by participants. Participants may change their selected investment choices as permitted by the plan administrator. We remain liable to pay all amounts deferred in a participant’s deferral account, as adjusted for all notional investment gains and losses, at the time specified in a participant’s deferral election, or otherwise as permitted under the terms of the Deferred Compensation Plan.
At September 30, 2009 and 2008, our liability to plan participants for salary deferrals, adjusted for notional gains and losses, was $1.8 million and $1.9 million, respectively.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Operating Leases
We rent integration and distribution, software development and data entry facilities; administrative, executive, sales, and customer support offices; and, certain office equipment under non-cancelable operating lease agreements. Certain lease agreements contain renewal options and rate adjustments. We recorded rental expense of $7.1 million, $7.0 million and $6.6 million for the years ended September 30, 2009, 2008 and 2007, respectively. Future minimum rental commitments under all non-cancelable operating leases as of September 30, 2009 are as follows (in thousands):

Year ending September 30,
2010	$6,582
2011	6,053
2012	3,888
2013	1,808
2014	1,352
Thereafter	989

Total	$20,672

Legal Matters
We are involved in litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the resolution of these matters is not expected to have a material adverse effect on our results of operations or financial position.
NOTE 11 — RESTRUCTURING COSTS
During the year ended September 30, 2009, our management approved restructuring plans for eliminating certain employee positions and consolidating certain excess facilities with the intent to streamline and focus our operations and to more properly align our cost structure with current business conditions and our projected future revenue streams. These plans included the elimination of approximately 250 employee positions and the consolidation of space within multiple facilities locations. As of September 30, 2009, substantially all of the affected employees had been notified and terminated, and all of the facilities consolidations had been completed. In accordance with relevant authoritative accounting principles, we recorded restructuring charges of approximately $4.5 million for the year ended September 30, 2009, related to workforce reductions (comprised of severance and related benefits) and consolidation of facilities. All restructuring charges were recorded in “Restructuring Costs” in the consolidated statements of operations and comprehensive income (loss).
We also undertook certain restructuring actions in fiscal year 2008 and 2007. We recorded restructuring charges of approximately $2.3 million related to workforce reductions (comprised of severance and related benefits) and consolidation of facilities in the year ended September 30, 2008. All of the affected employees had been notified and substantially all had been terminated as of September 30, 2009. Our restructuring liability for these fiscal year 2008 actions was less than $0.1 million as of September 30, 2009. During the year ended September 30, 2009, we accrued additional charges for these past actions related to certain employee termination benefits that are required to be accrued from the time of notification through the date specified in the benefit. The remaining employee termination benefits are expected to be paid in fiscal year 2010. We recorded restructuring charges of approximately $1.1 million related to workforce reductions (comprised of severance and related benefits) in the year ended September 30, 2007. All of the affected employees had been notified and terminated as of September 30, 2008.
Our restructuring liability at September 30, 2009, was approximately $0.9 million and the changes in our restructuring liabilities for the year then ended were as follows (in thousands):

	Balance at			Balance at
	September 30,	Restructuring		September 30,
	2008	Charges	Payments	2009
2009 Actions — Severance and Related Benefits	$—	$3,321	$(3,291)	$30
2009 Actions — Facility Closings	—	1,321	(509)	812
2008 Actions — Severance and Related Benefits	216	(126)	(45)	45

	$216	$4,516	$(3,845)	$887

NOTE 12 — RELATED PARTY TRANSACTIONS
As of September 30, 2009, we owned approximately 46% of Internet Autoparts, Inc. (“Internet Autoparts”), a web-based parts ordering and communication company. For the year ended September 30, 2007, we received a dividend from Internet Autoparts of approximately $0.5 million. For the years ended September 30, 2008 and 2009, we did not receive a dividend. Currently, we have an accumulated loss in our investment in Internet Autoparts and have temporarily discontinued applying the equity method of recording investment earnings in accordance with relevant authoritative accounting principles, as we have no requirement to fund future losses. If we are able to recover the net losses accumulated over the years, we will then resume applying the equity method to our investment in Internet Autoparts.
NOTE 13 — SEGMENT REPORTING
We are a leading provider of business management solutions to wholesale and retail distribution businesses. We have developed substantial expertise in serving businesses with complex distribution and retail requirements in three primary vertical markets: hardlines and lumber, wholesale distribution and automotive parts aftermarket, which are considered our segments for reporting purposes. The segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in authoritative accounting guidance regarding segments.
Because these segments reflect the manner in which our management reviews our business, they necessarily involve judgments that our management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect technologies and applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments. Recent events, including changes in our senior management, may affect the manner in which we present segments in the future. A description of the businesses served by each of our reportable segments follows:
•	Hardlines and Lumber segment — The hardlines and lumber vertical market consists of independent hardware retailers; home improvement centers; paint, glass and wallpaper stores; farm supply stores; retail nurseries and garden centers; independent lumber and building material dealers; pharmacies; and other specialty retailers, primarily in the United States.

•	Wholesale Distribution segment — The wholesale distribution vertical market consists of distributors of a range of products including electrical supply; plumbing; medical supply; heating and air conditioning; tile; industrial machinery and equipment; industrial supplies; fluid power; janitorial and sanitation products; paper and packaging; and service establishment equipment vendors, primarily in the United States.

•	Automotive segment — The automotive parts aftermarket vertical consists of customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light

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
Our reportable segment financial information for the years ended September 30, 2009, 2008 and 2007 are as follows (in thousands):

	Year Ended September 30, 2009					Year Ended September 30, 2008
	Hardlines					Hardlines
	and	Wholesale	Auto-			and	Wholesale	Auto-
	Lumber	Distribution	motive	Other	Total	Lumber	Distribution	motive	Other	Total
Revenues	$137,090	$156,794	$75,147	$9,912	$378,943	$150,013	$169,311	$86,420	$20,625	$426,369
Contribution Margin	$41,710	$64,938	$26,360	$2,483	$135,491	$34,267	$65,673	$29,295	$3,329	$132,564

	Year Ended September 30, 2007
	Hardlines
	and	Wholesale	Auto-
	Lumber	Distribution	motive	Other	Total
Revenues	$172,183	$125,659	$89,793	$21,487	$409,122
Contribution Margin	$43,854	$46,291	$31,160	$2,391	$123,696
Certain of our operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include sales and marketing costs other than direct sales and marketing, general and administrative costs, such as legal and finance, stock-based compensation expense, depreciation and amortization of assets, impairment of goodwill, acquisition related costs, restructuring costs, gain on retirement of debt, interest expense, and other income (expense).
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

The reconciliation of total segment contribution margin to our income (loss) before income taxes is as follows (in thousands):

	Year Ended September 30,
	2009	2008	2007
Segment contribution margin	$135,491	$132,564	$123,696
Corporate and unallocated costs	(23,959)	(30,350)	(26,379)
Stock-based compensation expense	(3,611)	(3,269)	(4,163)
Depreciation and amortization	(38,917)	(37,254)	(29,735)
Acquisition related costs	(260)	(1,056)	(531)
Impairment of goodwill	(114,500)	—	—
Restructuring costs	(4,516)	(2,272)	(1,109)
Interest expense	(40,977)	(51,196)	(48,398)
Gain on retirement of debt	18,958	—	—
Other income (expense), net	(994)	1,258	1,529

Income (loss) before income taxes	$(73,285)	$8,425	$14,910

Geographic Segments
A breakdown by geographic area of revenues and total fixed assets is shown below. The geographic area covers the United States and Other, which includes Canada, United Kingdom and Ireland.

	Year Ended September 30,
(in thousands)	2009	2008	2007
Revenues:
United States	$359,272	$397,205	$386,092
Other	19,671	29,164	23,030

Total	$378,943	$426,369	$409,122

	September 30,

	2009	2008

Fixed assets:
United States	$5,865	$8,438
Other	208	504

Total	$6,073	$8,942

NOTE 14 — GUARANTOR CONSOLIDATION
The senior secured credit agreement and the senior subordinated notes are guaranteed by our existing, wholly-owned domestic subsidiaries HM COOP LLC, Activant Wholesale Distribution Solutions Inc., Speedware Group, Inc. and Speedware America, Inc. (collectively, the “Guarantors”). Since September 30, 2006, (i) the following subsidiaries have been merged into Activant Solutions Inc.: Triad Systems Financial Corporation, Triad Data Corporation, CCI/TRIAD Gem, Inc., Enterprise Computing Inc., Speedware Holdings, Inc., CCI/ARD, Inc. and Speedware USA, Inc.; and (ii) the following subsidiaries have been merged into Activant Wholesale Distribution Solutions Inc. (formerly known as Prophet 21 New Jersey, Inc.): Prophet 21 Investment Corporation, Prophet 21 Canada, Inc., SDI Merger Corporation, Distributor Information Systems Corporation, Trade Services Systems, Inc., STANPak Systems, Inc., Prelude Systems Inc. and Greenland Holding Corp. Our other subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the senior secured credit agreement and the senior subordinated notes. The accompanying consolidating balance sheets as of September 30, 2009 and September 30, 2008 and the accompanying consolidating statements of operations for the years ended September 30, 2009, 2008 and 2007 and cash flows for the years ended September 30, 2009, 2008 and 2007 represent the financial position, results of operations and cash flows of our Guarantors and Non-Guarantors.
Consolidating Balance Sheet as of September 30, 2009

	Guarantor		Non-
	Principal		Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$42,001	$215	$2,357	$—	$44,573
Trade accounts receivable, net of allowance for doubtful accounts	16,811	14,383	3,218	—	34,412
Inventories	3,576	1,185	224	—	4,985
Deferred income taxes	3,057	1,217	11	—	4,285
Prepaid expenses and other current assets	4,935	454	135	—	5,524

Total current assets	70,380	17,454	5,945	—	93,779

Property and equipment, net	5,347	518	208	—	6,073
Intangible assets, net	167,675	23,134	1,585	—	192,394
Goodwill	448,840	91,956	(3,115)	6,037	543,718
Investments in subsidiaries	16,769	—	—	(16,769)	—
Intercompany receivables (payables)	(89,248)	99,035	(9,787)	—	—
Deferred financing costs	8,903	—	—	—	8,903
Other assets	3,036	181	—	—	3,217

Total assets	$631,702	$232,278	$(5,164)	$(10,732)	$848,084

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$16,456	$1,635	$(61)	$—	$18,030
Payroll related accruals	(13,401)	29,850	1,338	—	17,787
Deferred revenue	9,142	20,021	2,491	—	31,654
Current portion of long-term debt	5,886	—	—	—	5,886
Accrued expenses and other current liabilities	18,650	1,177	(1,665)	—	18,162

Total current liabilities	36,733	52,683	2,103	—	91,519

Long-term debt	517,009	—	—	—	517,009
Deferred tax and other liabilities	78,895	(2,723)	(3,146)	—	73,026

Total liabilities	632,637	49,960	(1,043)	—	681,554

Total stockholder’s equity (deficit)	(935)	182,318	(4,121)	(10,732)	166,530

Total liabilities and stockholder’s equity (deficit)	$631,702	$232,278	$(5,164)	$(10,732)	$848,084

Consolidating Balance Sheet as of September 30, 2008

	Guarantor		Non-
	Principal		Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$55,926	$2,931	$5,932	$—	$64,789
Trade accounts receivable, net of allowance for doubtful accounts	25,789	14,808	4,541	—	45,138
Inventories	4,000	1,050	260	—	5,310
Deferred income taxes	4,726	1,435	65	—	6,226
Income taxes receivable	671	282	233	—	1,186
Prepaid expenses and other current assets	4,616	223	285	—	5,124

Total current assets	95,728	20,729	11,316	—	127,773

Property and equipment, net	7,586	852	504	—	8,942
Intangible assets, net	185,128	29,912	2,018	—	217,058
Goodwill	560,023	97,631	(1,482)	6,037	662,209
Investments in subsidiaries	12,018	—	787	(12,805)	—
Intercompany receivables (payables)	4,660	10,102	(14,762)	—	—
Deferred financing costs	13,130	—	—	—	13,130
Other assets	1,769	362	41	—	2,172

Total assets	$880,042	$159,588	$(1,578)	$(6,768)	$1,031,284

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$15,938	$2,347	$890	$6	$19,181
Payroll related accruals	9,204	4,132	1,684	—	15,020
Deferred revenue	11,427	18,306	2,785	—	32,518
Current portion of long-term debt	3,325	—	—	—	3,325
Accrued expenses and other current liabilities	16,622	196	(1,334)	—	15,484

Total current liabilities	56,516	24,981	4,025	6	85,528

Long-term debt	613,787	—	—	—	613,787
Deferred tax and other liabilities	76,759	(2,159)	(1,947)	—	72,653

Total liabilities	747,062	22,822	2,078	6	771,968

Total stockholder’s equity (deficit)	132,980	136,766	(3,656)	(6,774)	259,316

Total liabilities and stockholder’s equity (deficit)	$880,042	$159,588	$(1,578)	$(6,768)	$1,031,284

Consolidating Statement of Operations for the Year Ended September 30, 2009

	Guarantor
	Principal		Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$63,643	$56,348	$4,555	$—	$124,546
Services	141,474	97,850	15,073	—	254,397

Total revenues	205,117	154,198	19,628	—	378,943

Cost of revenues:
Systems	37,993	25,590	4,204	—	67,787
Services	53,912	24,534	6,421	—	84,867

Total cost of revenues	91,905	50,124	10,625	—	152,654

Gross profit	113,212	104,074	9,003	—	226,289

Operating expenses:
Sales and marketing	31,441	20,337	3,762	—	55,540
Product development	14,795	21,040	2,718	—	38,553
General and administrative	21,975	1,501	799	—	24,275
Depreciation and amortization	31,055	7,191	671	—	38,917
Impairment of goodwill	114,500	—	—	—	114,500
Acquisition related costs	53	105	102	—	260
Restructuring costs	3,071	378	1,067	—	4,516

Total operating expenses	216,890	50,552	9,119	—	276,561

Operating income (loss)	(103,678)	53,522	(116)	—	(50,272)

Interest expense	(41,683)	(13)	719	—	(40,977)
Gain on retirement of debt	18,958	—	—	—	18,958
Other income (expense), net	1,266	(328)	(1,932)	—	(994)

Income (loss) before income taxes	(125,137)	53,181	(1,329)	—	(73,285)
Income tax expense	15,028	1,234	2,488	—	18,750

Net income (loss)	$(140,165)	$51,947	$(3,817)	$—	$(92,035)

Consolidating Statement of Operations for the Year Ended September 30, 2008

	Guarantor
	Principal		Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$86,565	$74,729	$11,943	$—	$173,237
Services	140,635	95,276	17,221	—	253,132

Total revenues	227,200	170,005	29,164	—	426,369

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	51,534	31,861	11,955	—	95,350
Services	56,261	25,753	10,246	—	92,260

Total cost of revenues	107,795	57,614	22,201	—	187,610

Gross profit	119,405	112,391	6,963	—	238,759

Operating expenses:
Sales and marketing	35,353	23,765	4,921	—	64,039
Product development	18,659	21,957	3,642	—	44,258
General and administrative	25,763	2,626	3,128	—	31,517
Depreciation and amortization	30,136	6,442	676	—	37,254
Acquisition related costs	999	55	2	—	1,056
Restructuring costs	1,658	(33)	647	—	2,272

Total operating expenses	112,568	54,812	13,016	—	180,396

Operating income (loss)	6,837	57,579	(6,053)	—	58,363

Interest expense	(51,114)	(6)	(76)	—	(51,196)
Other income (expense), net	(5,063)	(953)	7,274	—	1,258

Income (loss) before income taxes	(49,340)	56,620	1,145	—	8,425
Income tax expense	1,764	2,238	802	—	4,804

Net income (loss)	$(51,104)	$54,382	$343	$—	$3,621

Consolidating Statement of Operations for the Year Ended September 30, 2007

	Guarantor
	Principal		Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$118,535	$55,750	$7,074	$—	$181,359
Services	141,008	70,814	15,941	—	227,763

Total revenues	259,543	126,564	23,015	—	409,122

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	66,985	20,720	11,585	—	99,290
Services	58,379	17,474	7,968	—	83,821

Total cost of revenues	125,364	38,194	19,553	—	183,111

Gross profit	134,179	88,370	3,462	—	226,011

Operating expenses:
Sales and marketing	40,460	19,292	4,721	—	64,473
Product development	23,202	14,602	2,848	—	40,652
General and administrative	19,195	4,569	3,968	—	27,732
Depreciation and amortization	28,086	1,176	473	—	29,735
Acquisition related costs	529	2	—	—	531
Restructuring costs	1,109	—	—	—	1,109

Total operating expenses	112,581	39,641	12,010	—	164,232

Operating income (loss)	21,598	48,729	(8,548)	—	61,779

Interest expense	(48,387)	(4)	(7)	—	(48,398)
Other income (expense), net	1,810	(443)	162	—	1,529

Income (loss) before income taxes	(24,979)	48,282	(8,393)	—	14,910
Income tax expense (benefit)	20,489	(12,186)	1,684	—	9,987

Net income (loss)	$(45,468)	$60,468	$(10,077)	$—	$4,923

Consolidating Statement of Cash Flows for the year ended September 30, 2009

	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$71,007	$(2,709)	$(3,551)	$—	$64,747

Investing activities:
Purchase of property and equipment	(2,367)	(7)	(24)	—	(2,398)
Capitalized computer software and database costs	(9,024)	—	—	—	(9,024)

Net cash used in investing activities	(11,391)	(7)	(24)	—	(11,422)

Financing activities:
Repurchases of debt	(39,840)	—	—	—	(39,840)
Payments on long-term debt	(33,512)	—	—	—	(33,512)
Exercise of options	196	—	—	—	196
Repurchases of Activant Group common stock	(385)	—	—	—	(385)

Net cash used in financing activities	(73,541)	—	—	—	(73,541)

Net change in cash and cash equivalents	(13,925)	(2,716)	(3,575)	—	(20,216)
Cash and cash equivalents, beginning of period	55,926	2,931	5,932	—	64,789

Cash and cash equivalents, end of period	$42,001	$215	$2,357	$—	$44,573

Consolidating Statement of Cash Flows for the year ended September 30, 2008

	Guarantor
	Principal		Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$58,216	$(1,041)	$1,720	$—	$58,895

Investing activities:
Purchase of property and equipment	(4,591)	(182)	(151)	—	(4,924)
Capitalized computer software and database costs	(6,690)	—	—	—	(6,690)

Net cash used in investing activities	(11,281)	(182)	(151)	—	(11,614)

Financing activities:
Deferred financing costs	(106)	—	—	—	(106)
Payments on long-term debt	(15,751)	—	—	—	(15,751)
Repurchase of Activant Group common stock	(14)	—	—	—	(14)

Net cash used in financing activities	(15,871)	—	—	—	(15,871)

Net change in cash and cash equivalents	31,064	(1,223)	1,569	—	31,410
Cash and cash equivalents, beginning of period	24,862	4,154	4,363	—	33,379

Cash and cash equivalents, end of period	$55,926	$2,931	$5,932	$—	$64,789

Consolidating Statement of Cash Flows for the year ended September 30, 2007

	Guarantor
	Principal		Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$51,393	$(1,618)	$682	$—	$50,457

Investing activities:
Business acquisitions	(108,172)	—	—	—	(108,172)
Purchase of property and equipment	(6,276)	(592)	(188)	—	(7,056)
Capitalized computer software costs and databases	(5,276)	—	—	—	(5,276)
Purchase price adjustments	1,436	(1,408)	1,756	—	1,784

Net cash provided by (used in) investing activities	(118,288)	(2,000)	1,568	—	(118,720)

Financing activities:
Proceeds from borrowings	95,000	—	—	—	95,000
Deferred financing costs	(2,540)	—	—	—	(2,540)
Payment on long-term debt	(25,187)	—	—	—	(25,187)
Repayment of borrowings	(2,000)	—	—	—	(2,000)
Repurchase of Activant Group common stock	(14)	—	—	—	(14)

Net cash provided by financing activities	65,259	—	—	—	65,259

Net change in cash and cash equivalents	(1,636)	(3,618)	2,250	—	(3,004)
Cash and cash equivalents, beginning of period	26,498	7,772	2,113	—	36,383

Cash and cash equivalents, end of period	$24,862	$4,154	$4,363	$—	$33,379

NOTE 15 — QUARTERLY INFORMATION (UNAUDITED)
The following tables present selected unaudited consolidated statements of operations information for each quarter of fiscal years 2009 and 2008 (in thousands):

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,
	2008	2009	2009	2009
Total revenues	$96,266	$95,953	$90,925	$95,799
Gross profit	56,296	57,389	54,775	57,829
Net income (loss)	(24,801)	(69,683)	7,614	(5,165)

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,
	2007	2008	2008	2008
Total revenues	$108,910	$108,092	$103,723	$105,644
Gross profit	59,290	59,278	58,278	61,913
Net income (loss)	593	(57)	829	2,256

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC in its rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this evaluation, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that, as of September 30, 2009, our internal control over financial reporting was effective.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management’s report in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurances that the objectives of the control system are met. The design of a control system reflects resource constraints, and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within our company have been or will be detected.
ITEM 9B — OTHER INFORMATION
None.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Set forth below are the names, ages and positions of our and Activant Group’s directors and executive officers as of December 14, 2009. All directors hold office until the next annual meeting of our stockholders and Activant Group’s stockholder(s), as the case may be, or until their successors are duly elected and qualified.

Name	Age	Position
Pervez A. Qureshi	52	President, Chief Executive Officer and Director
Kathleen M. Crusco	44	Senior Vice President and Chief Financial Officer
Iain W. Paterson, Jr.	56	Senior Vice President of Human Resources and Facilities
Kevin V. Roach	48	Executive Vice President and General Manager of Wholesale Distribution
Paul H. Salsgiver, Jr.	57	Executive Vice President and General Manager of Hardlines and Lumber and Automotive
Timothy F. Taich	53	Vice President and General Counsel
William Wilson	50	Senior Vice President of Product Development
C. Andrew Ballard	37	Director (1) (2) *
Paul V. Barber	48	Director (1)
Marcel Bernard	71	Director
S. Scott Crabill	39	Director (2)
Robert B. Henske	48	Chairman of the Board of Directors (1) (2) **
David R. Tunnell	39	Director

(1)	Denotes a member of the Audit Committee.

(2)	Denotes a member of the Compensation Committee.

“*”	Denotes Chair of Audit Committee.

“**”	Denotes Chair of Compensation Committee.
Mr. Qureshi has been employed by us since 1994. He was appointed as our President and Chief Executive Officer (“CEO”) and became one of our directors on May 2, 2006. Mr. Qureshi joined us as a Director of Marketing in 1994. He became Senior Vice President and General Manager of our Hardlines and Lumber division in 1999. He became Group President of our vertical markets in 2004, Senior Vice President and Chief Operating Officer in April 2005, and Executive Vice President in October 2005. Prior to joining us, Mr. Qureshi was President of a management consulting company he founded and was Vice President of Marketing at Harvest Software. He has also held management positions at Metaphor Computer Systems and the Hewlett-Packard Company and engineering positions at International Business Machines Corporation. Mr. Qureshi holds a B.S.E.E. degree from the University of Lowell and an M.B.A. from the Darden Graduate School of Business at the University of Virginia.
Ms. Crusco joined us as Senior Vice President and Chief Financial Officer on May 3, 2007. Prior to joining us, Ms. Crusco was Vice President, Worldwide Finance at Polycom, Inc. from March 2005 to May 2007 and Vice President, Worldwide Controller from January 2002 to March 2005. In addition, Ms. Crusco served as Chief Accounting Officer at Polycom, Inc. from August 2002 through March 2005. From April 1999 through January 2002, Ms. Crusco served as Vice President, Worldwide Controller at Documentum, Inc. and from July 1997 through April 1999 as Director of Finance at Adaptec, Inc. Ms. Crusco also spent 10 years at PricewaterhouseCoopers LLP in various management roles. Ms. Crusco has a B.S. in Business Administration with an emphasis in accounting from California State University of Chico.
Mr. Paterson joined us as our Senior Vice President of Human Resources and Facilities in May 2008. Prior to joining us, Mr. Paterson was the Chief Human Resources Officer of Alliant Energy, Inc. from July 2005 to April 2008. From February 2004 to June 2005, Mr. Paterson was the President of PeopleThought, LLC, an organization that he founded. From November 1998 to November 2003, Mr. Paterson served as Vice President, Human Resources of JD Edwards, Inc. (now part of Oracle Corporation). From July 1997 to October 1998, he served as Vice President, Human Resources of KN Energy, Inc. (now part of Kinder Morgan). In addition, from 1992 to 1997, Mr. Paterson served as Director of Human Resources at Bellsouth Cellular, a Division of BellSouth (now AT&T Wireless). Mr. Paterson has a B.S. in General Management from Purdue University, an M.B.A. from Indiana University and a Senior Professional Human Resources certification from the Society of Human Resources Management.
Mr. Roach has been our Executive Vice President and General Manager of Wholesale Distribution since September 2008. Mr. Roach most recently served as President of Rockwell Software, a division of Rockwell Automation, Inc. From 2004 to 2008, Mr. Roach served in several positions with GE Fanuc Automation, Inc., including Vice President, Sales and Vice President, Global Manufacturing Solutions. From 1999 to 2004, Mr. Roach was President and CEO of SensorPulse, Inc. Mr. Roach has an M.B.A. in Business and Technology from Renssalaer Polytechnic Institute, Lally School of Management and completed his undergraduate studies at Stonehill College and Bridgewater State University.
Mr. Salsgiver joined us as our Executive Vice President and General Manager of Hardlines and Lumber in September 2008. In August 2009, he gained the additional responsibility of Automotive. Mr. Salsgiver most recently served as President and Chief Executive

Officer of Compassoft, Inc. From May 2008 to July 2008, Mr. Salsgiver served as President and Chief Executive Officer of Aspectrics, Inc. and from 2003 to 2008, Mr. Salsgiver served as President and Chief Executive Officer of HigherMarkets, Inc. In addition, from 1999 to 2003, Mr. Salsgiver served in various executive and consulting positions and prior to that, from 1990 to 1999, Mr. Salsgiver was an executive with PeopleSoft, Inc., where he served as President of the Education and Government division from 1994 to 1999. Mr. Salsgiver has a B.S. in Business Administration with an emphasis in accounting and finance from the University of California, Berkeley.
Mr. Taich joined us on September 18, 2006 as Vice President, General Counsel and Secretary. Prior to joining us, Mr. Taich served as acting General Counsel at Maxtor Corporation, where he held various positions in the Legal Department from 2001 to 2006. Mr. Taich served as Corporate Legal Counsel for Triad Systems Corporation from 1991 to 1997, a publicly traded company and predecessor of Activant. Mr. Taich also served in the Legal Department of Compaq Computer Corporation (and previously Tandem Computers, which was acquired by Compaq and is now part of the Hewlett-Packard Company) from 1997 to 1999, and as a principal and venture partner of Palo Alto Ventures and Wingspring, Inc., respectively. Mr. Taich began his career as an associate at the law firm of Ware & Friedenrich (now DLA Piper) from 1986 to 1991. He is a member of the State Bar of California and holds a J.D. from the University of California, Berkeley (Boalt Hall) and a B.S. in Business from the University of Colorado, Boulder.
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
Mr. Barber became one of our directors on May 2, 2006. Mr. Barber is a General Partner at JMI Equity. Mr. Barber joined JMI in 1998. He serves on the board of directors of Kronos Incorporated, Service-now.com Inc., TC 3 Health, Inc. and Vertafore, Inc. From 1990 to 1998, Mr. Barber was the Managing Director and Head of the Software Investment Banking Practice at Alex.Brown & Sons. Prior to joining Alex.Brown, Mr. Barber worked in Product Marketing at Microsoft Corporation and in investment banking at Merrill Lynch & Co. Mr. Barber received an A.B. from Stanford University and an M.B.A. from the Harvard Business School.
Mr. Bernard became one of our directors on May 2, 2006. Mr. Bernard has been an executive business consultant and an Operating Partner at Thoma Bravo, L.L.C. since October 2008. From 1994 to 2000, Mr. Bernard was Corporate Vice President, Operations, of Geac Computer Corporation. From 1992 to 1994, Mr. Bernard was Senior Vice President, Ontario Division, of St. Lawrence Cement, Inc. From 1991 to 1992, Mr. Bernard was President and Chief Executive Officer of Saskatchewan Telecommunications. Prior to this, Mr. Bernard occupied various positions at Motorola, most notably as President of Motorola Canada, Inc. from 1982 to 1991. Mr. Bernard serves on the board of directors of Acresso Software, Inc., Datatel, Inc., Entrust, Inc., Manatron, Inc., Hyland Software, Inc. and is the Chairman of the Board of Directors of Vision Solutions, Inc.
Mr. Crabill became one of our directors on May 2, 2006. Mr. Crabill is a Managing Partner at Thoma Bravo, L.L.C. Mr. Crabill joined Thoma Bravo, L.L.C. in October 2008. Prior to joining Thoma Bravo, Mr. Crabill was a Partner at Thoma Cressey Bravo, Inc. from 2002 to October 2008. Prior to that, he was with Summit Partners and J.H. Whitney & Co. in New Canaan, Connecticut. His other experience includes employment with the Hewlett-Packard Company as a product manager and with Alex.Brown & Sons in corporate finance and mergers and acquisitions. Mr. Crabill also serves on the board of directors of Attachmate Corporation, Entrust, Inc., Manatron, Inc. and Vision Solutions, Inc. Mr. Crabill earned a B.S. in Industrial Engineering from Stanford University and an M.B.A. from the Stanford Graduate School of Business.
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

Board Composition and Governance
The composition of our board of directors is established in accordance with the terms of the stockholders agreement entered into by us, Activant Group, funds affiliated with Hellman & Friedman, Thoma Cressey and JMI Equity and certain members of our management. Among other things, this stockholders agreement provides that, prior to an initial public offering of the shares of Activant Group’s common stock, the parties that beneficially own shares of Activant Group common stock will vote those shares to elect a board of directors comprised of the following persons:
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
Audit Committee Financial Expert
Our board of directors has determined that Messrs. Ballard and Barber each qualify as an “audit committee financial expert,” as this term has been defined by the SEC in Item 407(d)(5) of Regulation S-K. Each of Messrs. Ballard and Barber has extensive prior experience of actively supervising chief financial officers.
Our board of directors determined that Mr. Ballard acquired the required attributes for designation as an “audit committee financial expert,” as a result of the following relevant experience, which forms of experience are not listed in any order of importance and were not assigned any relative weights or values by our board of directors in making such determination:
•
experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements, including experience serving as Audit Committee Chair for DoubleClick, Inc. from July 2005 to 2008, Audit Committee Chair for Vertafore, Inc. from December 2004 to 2006, and Audit Committee Chair for Catalina Marketing Corporation from October 2007 to date;

•	experience as a private equity investor for more than ten years, including managing all aspects and facets of accounting due diligence and issuing accounting statements;

•	M.B.A. from Stanford University, including advanced accounting coursework; and

•	continued periodic study of recent accounting pronouncements.
Our board of directors determined that Mr. Barber acquired the required attributes for designation as an “audit committee financial expert,” as a result of the following relevant experience, which forms of experience are not listed in any order of importance and were not assigned any relative weights or values by our board of directors in making such determination:
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

Code of Ethics for Senior Financial Management
We have adopted a Code of Ethics for Senior Financial Management (the “Code of Ethics”) which is applicable to our Chief Executive Officer, Chief Financial Officer, Vice President of Finance, and Vice President — Corporate Controller. To date, we have not made any amendments to or granted any waivers to the Code of Ethics. We have filed a copy of our Code of Ethics as Exhibit 14.1 to the Annual Report on Form 10-K filed with the SEC on December 21, 2007. A free copy of our Code of Ethics may be obtained by directing your request to Activant Solutions Inc., 7683 Southfront Road, Livermore, CA 94551 Attn: General Counsel, or through the “Corporate Governance” tab of our website at www. activant.com/company/governance.
ITEM 11 — EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Our executive compensation program, including with respect to our Named Executive Officers, is overseen and administered by the compensation committee of our board of directors (the “Board”). Our “Named Executive Officers” are (1) our current chief executive officer, (2) our current chief financial officer and (3) each of our three other most highly compensated executive officers who were serving as executive officers at the end of September 30, 2009.
The Board has appointed Messrs. Ballard, Crabill and Henske to serve on the compensation committee. None of our executive officers has served as a member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director of our company or member of our compensation committee. Messrs. Ballard and Henske are managing directors of Hellman & Friedman LLC and Mr. Crabill is a managing partner at Thoma Bravo, L.L.C. Affiliates of Hellman & Friedman and Thoma Cressey together beneficially own more than 95% of the outstanding common stock of Activant Group. See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Item 13 — Certain Relationships and Related Transactions, and Director Independence.”
The compensation committee operates under a written charter adopted by our Board and has responsibility for discharging the responsibilities of the Board relating to the review of the compensation of our executive officers and making recommendations to the non-executive directors for approval. Compensation decisions with respect to our Named Executive Officers, other than our chief executive officer, generally are made by means of reviews of executive compensation by our chief executive officer and our senior vice president of human resources in consultation with other members of the executive management team, which typically would include any other Named Executive Officer to whom the applicable executive officer directly reports. Once such consultations and reviews are complete, our chief executive officer makes recommendations regarding the compensation of these Named Executive Officers to our compensation committee, which may accept, modify or reject one or more of the recommendations. All recommendations with respect to the compensation of our chief executive officer are made solely by our compensation committee. Our compensation committee then submits its final recommendations to our non-executive directors for approval. Our compensation committee and the non-executive directors exercise their discretion in accepting, modifying or rejecting management’s recommendations regarding executive compensation, as described below.
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
To meet these objectives, our compensation program balances short-term and long-term goals and mixes fixed and at-risk compensation related to the overall financial performance of the company. Our compensation program for senior executives, including the Named Executive Officers, is generally designed to reward the achievement of targeted financial goals. The compensation program is intended to reinforce the importance of performance and accountability at various operational levels, and a significant portion of total compensation is provided in the form of cash compensation incentives that reward performance as measured against corporate established financial goals, including EBITDA targets, further adjusted to exclude certain income and expense items, including interest and other income and expense, foreign exchange gains and losses, expenses related to strategic initiatives and acquisitions, restructuring, stock compensation and sponsor fees, as well as purchase accounting adjustments, as approved by the compensation committee (“IB Plan EBITDA”). Each element of our compensation program is reviewed individually and considered collectively with the other elements of our compensation program to ensure that it is consistent with the goals and objectives of both that particular element of compensation and our overall compensation program.

Elements of Our Executive Compensation Program
Overview
For fiscal year 2009, the principal elements of compensation for our Named Executive Officers included:
•	annual cash compensation consisting of base salary and performance-based incentive bonuses;

•	long-term equity incentive compensation;

•	cash retention bonus for our CEO;

•	health and welfare benefits;

•	retirement benefits;

•	deferred compensation arrangements; and

•	severance and/or change of control benefits.
Annual Cash Compensation — Base Salary
In assessing compensation for our executives, we use compensation survey data from a broad set of companies in a comparable industry and size. We believe that this aggregated data provides us with appropriate benchmarks because these companies provide technology products and services and compete with us for executives and other employees. The survey data is derived from the Radford Executive Survey, and includes data relative to (i) an overall group of companies across a variety of industries, (ii) software companies with revenue between $200 million and $1 billion, (iii) the overall survey group of companies with revenue between $200 million and $500 million, (iv) the overall survey group of companies with revenue between $200 million and $1 billion and located in Northern California and (v) the overall survey group of companies with revenue between $200 million and $1 billion and located outside Northern California. In performing the analysis, our compensation committee reviewed the relevant data obtained from the categories or sub-categories of data identified above both in relation to base salary and in relation to performance-based cash compensation payable to our Named Executive Officers for the 2009 fiscal year.
Our annual cash compensation for our Named Executive Officers includes base salary and performance-based cash compensation. The table below shows the proportion of each Named Executive Officer’s base salary and annual targeted performance-based cash compensation in relation to the aggregate targeted amount of base salary and annual performance bonus for each such officer for fiscal year 2009. As a general matter, the performance-based cash compensation component for our Named Executive Officers constitutes one-third of their targeted cash compensation, except for our Chief Executive Officer, whose performance-based cash compensation target constitutes one-half of his targeted cash amount due to his position and ability to influence our financial performance.

	Base as % of Total	Target Incentive as %
	Targeted Cash	of Total Targeted Cash
Named Executive Officer	Compensation	Compensation
Pervez A. Qureshi	50.0%	50.0%
Kathleen M. Crusco	66.7%	33.3%
Kevin V. Roach	66.7%	33.3%
Paul H. Salsgiver, Jr.	66.7%	33.3%
William Wilson	66.7%	33.3%
We generally target base salary at the 50th percentile (“market median”) based on our analysis of the applicable survey data described above, and total cash compensation (assuming that 100% of the target performance-based incentive bonus is earned) slightly above the market median based on such survey data. However, in establishing or reviewing the base salary and annual performance-based cash compensation for each individual, we also consider the individual’s performance, achievement of management objectives and contributions to our overall business. Therefore, the compensation committee may and does exercise its discretion to award cash compensation for any Named Executive Officer either below or above the market median level identified by the survey data reviewed. Annual compensation reviews are typically performed in the second quarter of each year and total compensation may be adjusted for Named Executive Officers after his or her annual review has been completed. However, increases in compensation may occur at other times of the year based on changes in responsibilities or other considerations that may apply to our Named Executive Officers. For fiscal year 2009, the Named Executive Officer’s compensation review considered a number of factors including our historical compensation practices, the experience and existing compensation arrangements with the Named Executive Officer, competitive factors existing in the employment market, and the competitive compensation practices within the industry. The survey data referenced above demonstrated that overall salaries for the Named Executive Officers were slightly below the median salaries derived from the reported survey data. In addition, the survey data demonstrated that the total cash compensation for Mr. Qureshi and Ms. Crusco was slightly below the market median. An adjustment in base salary was made for Messrs. Qureshi and Wilson and for Ms. Crusco as of October 6, 2008. The base pay adjustments for Mr. Qureshi and Ms. Crusco were based on each executive’s performance and their respective below-market positions relative to the comparable market median for base salary. Mr. Qureshi’s annual base salary was increased by 4% to $416,000, Ms. Crusco’s annual base salary was increased by 6.9% to $310,000, and Mr. Wilson’s annual base salary was increased by 8.7% to $250,000.

The base salaries earned by our Named Executive Officers for fiscal years 2009, 2008 and 2007 are shown in the Summary Compensation Table below.
Annual Cash Compensation — Performance Based Incentive Bonuses
Our Incentive Bonus Plan (“IB Plan”) is designed to reward our executives for the achievement of pre-established annual financial targets and management objectives. As a general matter, the targets and objectives for those of our Named Executive Officers with responsibilities that cover our entire business are based on the achievement of company-wide performance targets while the targets and objectives for those of our Named Executive Officers with responsibilities generally related to only one of our business units are based on a combination of the achievement of company-wide performance targets and applicable business unit performance targets. The IB Plan provides for a portion of the incentive bonuses to be paid on a quarterly basis for the first three quarters of each fiscal year if the financial performance targets for the respective quarter are attained; in the fourth quarter, year-to-date performance is measured against our annual targets. The final bonus payment, if any, is made to our Named Executive Officers after the end of a fiscal year based on the financial performance for the entire year, less any amounts previously paid in one or more quarterly installments.
For fiscal year 2009, the Named Executive Officers were eligible to receive performance-based incentive bonuses under the IB Plan with target payouts ranging from 0% to 200% of a participant’s annual target bonus amount. The actual bonus for our Named Executive Officers was payable upon achievement of fiscal year 2009 targeted IB Plan EBITDA only. IB Plan EBITDA was selected as the sole financial metric for the 2009 fiscal year as a result of the financial pressures imposed on us following the significant domestic and global economic downturn commencing in 2008. The collapse in many sectors of the economy impacted our ability to drive revenue growth, making EBITDA the financial performance metric most critical to our success and our continuing ability to satisfy our financial debt covenants.
Therefore, for the 2009 fiscal year, Messrs Qureshi and Wilson and Ms. Crusco were eligible to receive a bonus under the IB Plan determined solely by the company’s overall financial performance as measured by an IB Plan EBITDA target. Messrs Roach and Salsgiver were eligible to receive a bonus under the IB Plan determined by a combination of the company’s overall financial performance as well as applicable business unit performance, subject to a guaranteed first-year minimum incentive bonus payout of 60% of target for both. Under the terms of the IB Plan, the IB bonus pool will only be funded when the EBITDA threshold is exceeded. However, if the EBITDA threshold is exceeded by an amount that would cause the bonus pool to be funded in an amount that would result in the payment of de minimis bonuses or would otherwise be impractical, the Compensation Committee may decide not to fund the bonus pool for that fiscal year. Funding for the IB Plan is capped relative to achievement of the IB Plan EBITDA at a payout equal to 200% of the targeted total bonus pool. Accordingly, the IB Plan for our Named Executive Officers, with the exception of those Named Executive Officers receiving a guaranteed first year incentive bonus as a part of their employment agreements, required achievement in excess of the IB Plan EBITDA target. The range of the potential payouts under the IB Plan for fiscal year 2009, commencing at a level above possible de minimis or impractical funding levels, was as follows:

IB Plan EBITDA Achieved as % of FY	Percentage of Bonus Pool
2009 EBITDA Target	Funded
95.4%	29.5%
100.0%	100.0%
116.2%	200.0%
The IB Plan was capped relative to achievement of the IB Plan EBITDA at a payout equal to 200% of the targeted total bonus pool. As a result of our fiscal year 2009 performance, bonuses were paid for financial performance of the entire fiscal year at 48% of the quarterly annual targeted bonus amount to each of Messrs. Qureshi and Wilson and Ms. Crusco, our three Named Executive Officers who did not receive a guaranteed minimum bonus amount. No bonus was earned or paid for any of the first three fiscal quarters in fiscal year 2009 based on our financial results not meeting minimum threshold requirements for payout. In fiscal year 2009, pursuant to the terms of their offer letters, Messrs. Roach and Salsgiver received guaranteed first-year incentive bonuses at payout levels equal to 60% of their targeted incentive bonus for the first year of participation, which was higher than the amounts they would otherwise have been entitled to receive based on our financial performance for the last completed fiscal year.
We are not disclosing the Company’s overall IB Plan EBITDA performance target and actual IB Plan EBITDA performance measure for fiscal year 2009 because they represent confidential information that is not publicly available, and we believe that disclosure of these IB Plan EBITDA performance targets and actual performance measures would reveal detailed information about our cost structure and our product and service pricing, margins and mix strategy, which would lead to meaningful competitive harm. In addition, these performance targets were set at a level which was difficult to attain, requiring historical economic strength in the vertical markets which we serve, sustained effort by the Named Executive Officers, and substantial improvement in growth and/or margins over the prior fiscal year, as applicable.
While our compensation committee considers the annual bonus targets for our Named Executive Officers to be attainable, the targets require significant and sustained effort on the part of our company and the applicable business units for the Named Executive Officers to earn a bonus equal to or in excess of their respective target amounts. Performance-based incentive bonuses earned by the Named Executive Officers for fiscal year 2009 are shown in the Summary Compensation Table below.

Long-Term Equity Incentive Compensation
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
Cash Retention Bonus
On November 15, 2006, our Board approved a cash retention bonus plan (“Cash Retention Bonus Plan”) for the payment of a bonus to those employees, including certain of our Named Executive Officers, who had been granted an option through that date under the Stock Incentive Plan, calculated by the number of options granted for such employee times $0.35. In the case of the Named Executive Officers, payment of the retention bonus vests twenty percent (20%) per year, commencing on September 30, 2007 and each September 30th for the next four subsequent years. Vesting under the Cash Retention Bonus Plan accelerates in the event of a Change in Control, as defined under the Stock Incentive Plan. In addition, in the event that we terminate Mr. Qureshi’s employment without “cause” or if he resigns for “good reason” (as each term is defined in his employment agreement), and one or more of the payment dates has not occurred as of such termination, any annual installment that he would have received on or prior to the six-month anniversary of such termination of employment will become immediately vested and payable.

			Amount Outstanding and
			Subject to Annual
		Amount Vested	Vesting as of September
	Total Cash Retention	As of September 30,	30 for the Next Two
Named Executive Officer	Bonus Amount	2009	Years
Pervez A. Qureshi	$758,333	$455,000	$303,333
William Wilson	$131,250	$78,750	$52,500
Benefits
We offer a variety of health, welfare and retirement programs to all eligible employees, including the Named Executive Officers. The Named Executive Officers generally are eligible for the same benefit programs on the same basis as the rest of our employees, including medical and dental care coverage, life insurance coverage, short-and long-term disability and a 401(k) Plan. Based upon Mr. Qureshi’s employment agreement with us, Mr. Qureshi also has a life insurance benefit of up to $2.0 million. We also provide a bi-annual (annual for executives 50 or older) company-paid executive physical for all executives (inclusive of tax gross-up). In addition, we pay for certain airline club memberships for Mr. Qureshi and Ms. Crusco. Except as described in this paragraph, we do not provide perquisites as part of our executive compensation program.
Deferred Compensation Arrangements
On December 18, 2008, our Board approved the amendment and restatement of our “top-hat” deferred compensation plan effective as of December 31, 2008 (“Deferred Compensation Plan”). For fiscal year 2009, one of our current Named Executive Officers, William Wilson, participated in the Deferred Compensation Plan.
Under the Deferred Compensation Plan, an eligible participant is permitted to defer, in compliance with Section 409A of the Internal Revenue Code, as amended (the “Code”), any percentage (from 0% to 100%) of his or her qualifying base salary and bonus above the limit that could be contributed to our 401(k) Plan for each calendar year. Additionally, we can credit participant accounts with employer contributions at any time, but we did not make any such contributions during the 2009 fiscal year. All amounts allocated to a participant’s deferral account are adjusted at the end of each calendar year for investment gains and losses based on the performance of certain hypothetical investment choices selected by participants. Participants may change their selected investment choices as permitted by the plan administrator. We remain liable to pay all amounts deferred in a participant’s deferral account, as adjusted for all notional investment gains and losses, at the time specified in a participant’s deferral election, or otherwise as permitted under the terms of the Deferred Compensation Plan. We fund the Deferred Compensation Plan by means of corporate-owned life insurance policies.
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
Employment Agreements and Severance and Change of Control Benefits
We have entered into executive arrangements with certain key executives, including the Named Executive Officers, providing for severance benefits. The severance and change in control benefits are designed to provide economic protection to our key executives so that they can remain focused on our business without undue personal concern in the event that an executive’s position is eliminated or significantly altered by the company, including in connection with a change in control of our company. We recognize that circumstances may arise in which we may consider eliminating certain key positions that are no longer necessary or a change in control transaction may occur. These benefits are intended to provide the security needed for the executives to remain focused and reduce the distraction regarding personal concerns during a transition.
Activant Executive Severance Plan
On February 1, 2005, we adopted the Activant Executive Severance Plan (the “Executive Severance Plan”) effective as of January 1, 2005, which covered each officer, vice president or other senior executive employee of us (other than our chief executive officer) and who was designated as an “Eligible Employee” by and in the discretion of the plan administrator. An Eligible Employee was entitled to severance under the Executive Severance Plan if such Eligible Employee was involuntarily terminated without “cause” (wherein “cause” means a determination by the plan administrator that the Eligible Employee (i) has engaged in personal dishonesty, willful violation of any law, rule or regulation or breach of fiduciary duty involving personal profit, (ii) has failed to perform his or her duties satisfactorily, (iii) has been convicted of, or plead nolo contendere to, certain crimes, (iv) has engaged in certain acts of negligence or willful misconduct, (v) has materially breached corporate policy, (vi) has violated the terms of certain agreements or (vii) has engaged in conduct likely to have a deleterious effect on the company) and not as a result of such Eligible Employee’s death or disability (an “Executive Qualified Termination”). For purposes of the Executive Severance Plan, an Executive Qualified Termination also includes a termination occurring as a result of or in connection with the sale or other divestiture of the company or the sale or other divestiture of a division, subsidiary, assets or other entity or business segment where the Eligible Employee is required to work at a job site over 50 miles from his or her job site immediately prior to such sale or divestiture or where the Eligible Employee’s base pay is reduced by more than 10% when compared to the base pay earned immediately prior to such sale or divestiture. Upon an Executive Qualified Termination, an Eligible Employee was entitled to receive a single lump sum severance payment equal to six months’ base salary if the Eligible Employee executed a release of all claims against us. Notwithstanding the foregoing, in no event would such severance payment, when aggregated with all other payments to such Eligible Employee on account of the same Executive Qualified Termination under any of our other sponsored severance arrangements, exceed the lesser of twice the annual compensation of such Eligible Employee for the calendar year immediately preceding the calendar year during which the Executive Qualified Termination occurred and the maximum amount which may be taken into account under a qualified plan pursuant to Section 401(a)(17) of the Code for the year of termination. Additionally, severance payments payable under the Executive Severance Plan to an Eligible Employee would be offset and reduced for any and all severance amounts paid or payable to the Eligible Employee under any individual employment or severance agreement or under any applicable law.
On November 2, 2007, we amended and restated the Executive Severance Plan to ensure that benefits paid under it will not be subject to excise tax under Section 409A of the Code. In connection with such amendment and restatement, we also revised the definition of Eligible Employee under the Executive Severance Plan to clarify that it covers each of our executives who is either a senior vice president, executive vice president or vice president, as well as any of our other senior level employees who is specifically designated to participate in the Executive Severance Plan, as well as revised the definition of an Executive Qualified Termination to include termination resulting from an acquirer offering employment to the employee, the terms of which are a material change to the employee’s employment. The Executive Severance Plan was also further amended to provide for enhanced severance benefits upon an Executive Qualified Termination, whereby an Eligible Employee who is either a senior vice president or executive vice president will be entitled to receive severance benefits consisting of severance pay equal to nine months of such Eligible Employee’s base salary and target bonus for such year (which may, in the plan administrator’s sole discretion, be paid in a lump sum or over the applicable nine-month period following the termination of the executive), as well as the payment of the Eligible Employee’s COBRA premiums under our health plans for nine months. Similarly, an Eligible Employee who is a vice president (other than a senior vice president or executive vice president) or a specifically designated senior level employee will be entitled to receive, upon an Executive Qualified Termination, severance pay equal to six months of such Eligible Employee’s base salary and target bonus for such year (which may, in the plan administrator’s sole discretion, be paid in a lump sum or over the applicable six-month period following the termination of the executive), as well as the payment of the Eligible Employee’s COBRA premiums under our health plans for six months. Additionally, no severance payments will be payable under the Executive Severance Plan to an Eligible Employee entitled to receive an equal or greater severance benefit under any individual employment or severance agreement, plan or program, or under any other obligation or applicable law.
Each of Ms. Crusco and Messrs. Roach, Salsgiver and Wilson is entitled to receive severance benefits under the amended and restated Executive Severance Plan. Mr. Qureshi is not eligible to participate in the Executive Severance Plan as his severance benefits were separately negotiated in connection with his employment agreement (see “Employment and Severance Agreements and Arrangements with our Named Executive Officers—Pervez Qureshi” below).
Other Change of Control Benefits
As set forth under the heading “Cash Retention Bonus,” Mr. Qureshi is entitled to full acceleration of the unvested portion of the retention bonus in the event of a Change in Control, as defined under the Stock Incentive Plan. Similarly, all of our Named Executive Officers are entitled to receive full acceleration of any unvested portion of their outstanding equity awards under the Stock Incentive Plan in the event of a Change in Control, as set forth under the heading “2006 Stock Incentive Plan” below.
Employment and Severance Agreements and Arrangements with our Named Executive Officers
Pervez A. Qureshi. In connection with the transactions, Mr. Qureshi entered into a definitive employment agreement with Activant Group, which was subsequently amended and restated on December 30, 2008, that governs the terms of his employment with Activant Group, the material terms of which include the following:
•	Mr. Qureshi serves as the president and chief executive officer of Activant Group and our company.

•	The employment agreement took effect on May 2, 2006, and the term of the employment agreement is for an indefinite period. However, Mr. Qureshi or Activant Group may end the employment at any time.

•	Mr. Qureshi is paid a current base salary of $416,000 per annum. Any adjustments to the base salary are made by the compensation committee of the Activant Group board of directors.

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

•
Subject to his execution of an effective release of claims in favor of us and certain other parties, and his continued compliance with the restrictive covenants described below, Mr. Qureshi has the right to receive the following severance payments and benefits in the event that he is involuntarily terminated by us without “cause,” as defined in his employment agreement, or if he resigns for “good reason,” as defined in his employment agreement:

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

•
termination payment equal to 150% of Mr. Qureshi’s then effective annual base salary and an additional termination payment equal to 150% of Mr. Qureshi’s then effective annual base salary, payable in equal monthly payments over the nine-month period following termination;

•	continued coverage for a period of 18 months following termination of employment under our health plans in accordance with the terms thereof; and

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

•
While employed by us and for a period of 18 months thereafter, except for the confidentiality covenant whose duration is for an indefinite term, Mr. Qureshi is subject to compliance with various restrictive covenants, including non-competition and non-solicitation/non-hire, for the benefit of us and certain other parties.

On May 1, 2006, Mr. Qureshi also entered into an option rollover agreement pursuant to which he agreed to rollover $1.0 million of spread value of his then outstanding stock options into 333,334 vested stock options to purchase shares of common stock of Activant Group at an exercise price of $1.00 per share. Pursuant to the option rollover agreement, Activant Group agreed to assume these options pursuant to the terms of the Activant Solutions Holdings Inc. Second Amended and Restated Stock Option Plan for Key Employees, as amended, which is the stock option plan under which these options were originally granted.
Kathleen M. Crusco. On March 19, 2007, we entered into a letter agreement with Ms. Crusco for the position of Senior Vice President and Chief Financial Officer, with an effective start date of May 3, 2007. Pursuant to Ms. Crusco’s employment arrangement with us, Ms. Crusco is paid an annual base salary of $310,000 and is eligible to receive a target incentive bonus under the IB Plan of $155,000. The offer letter with Ms. Crusco also provides for (i) a stock option grant for 425,000 shares of common stock of Activant Group under the Stock Incentive Plan; (ii) a signing bonus of $100,000, which Ms. Crusco was required to reimburse in full if she voluntarily terminated her employment with us prior to 12 months from her start date; and (iii) severance of (A) nine months of base salary and target incentive bonus and (B) nine months of COBRA premium payments under our health plans, in the event Ms. Crusco’s termination of employment with us constitutes an Executive Qualified Termination under the terms of our Executive Severance Plan (as described above under “—Activant Executive Severance Plan”). In addition, Ms. Crusco is provided with employee benefits in accordance with our programs as in effect from time to time and applicable to our executive officers.
Kevin V. Roach. On September 10, 2008, we entered into a letter agreement with Mr. Roach for the position of Executive Vice President and General Manager of Wholesale Distribution, with an effective start date of September 29, 2008. Pursuant to Mr. Roach’s employment arrangement with us, Mr. Roach is paid an annual base salary of $400,000 and is eligible to receive a target incentive bonus under the IB Plan of $200,000, with a guaranteed bonus of 60% of target for the first year (subject to continued employment with us). The offer letter with Mr. Roach also provides for (i) a stock option grant for 450,000 shares of common stock of Activant Group under the Stock Incentive Plan; (ii) a signing bonus of up to $281,000, less any amounts paid to Mr. Roach by his former employer under such employer’s restricted stock unit and bonus plans; (iii) up to $60,000 to attend an executive education program after 24 months of employment with us; (iv) up to $200,000 in relocation related expenses, which must be reimbursed in full if Mr. Roach voluntarily resigns from his employment with us within 24 months after relocation; (v) a tax gross-up payment on taxable relocation reimbursements; and (vi) severance of (A) nine months of base salary and target incentive bonus and (B) nine months of COBRA premium payments under our health plans, in the event Mr. Roach’s termination of employment with us constitutes an Executive Qualified Termination under the terms of our Executive Severance Plan. In addition, Mr. Roach is provided with employee benefits in accordance with our programs as in effect from time to time and applicable to our executive officers.
Paul H. Salsgiver, Jr. On September 3, 2008, we entered into a letter agreement with Mr. Salsgiver for the position of Executive Vice President and General Manager of Hardlines and Lumber, with an effective start date of September 8, 2008. Pursuant to Mr. Salsgiver’s employment arrangement with us, Mr. Salsgiver is paid an annual base salary of $350,000 and is eligible to receive a target incentive bonus under the IB Plan of $175,000, with a guaranteed bonus of 60% of target for the first year (subject to continued employment with us). The offer letter with Mr. Salsgiver also provides for (i) a stock option grant for 500,000 shares of common stock of Activant Group under the Stock Incentive Plan; and (ii) severance of (A) nine months of base salary and target incentive bonus and (B) nine months of COBRA premium payments under our health plans, in the event Mr. Salsgiver’s termination of employment with us constitutes an Executive Qualified Termination under the terms of our Executive Severance Plan. In addition, Mr. Salsgiver is provided with employee benefits in accordance with our programs as in effect from time to time and applicable to our executive officers.
William Wilson. Pursuant to Mr. Wilson’s employment arrangement with us, Mr. Wilson is paid an annual base salary of $250,000 and is eligible to receive a target incentive bonus under the IB Plan of $125,000. On February 14, 2005, we entered into a letter agreement with Mr. Wilson containing the terms of our severance obligations to him. The letter agreement provides severance of (i) nine months of base salary and target incentive bonus and (ii) nine months of COBRA premium payments under our health plans, in the event we terminate Mr. Wilson’s employment without “cause” or Mr. Wilson resigns for “good reason,” as such terms are defined in the letter agreement. For purposes of the letter agreement, “cause” means (A) conviction of certain crimes, (B) violation of certain agreements, (C) dishonesty or fraud, (D) gross negligence, incapacitation or insubordination or (E) willful acts detrimental to the company; and “good reason” means (A) a significant reduction in title, responsibilities, and/or total compensation or (B) a requirement to relocate more than 50-miles from the company’s Livermore, California facility. In addition, Mr. Wilson is provided with employee benefits in accordance with our programs as in effect from time to time and applicable to our executive officers.
2006 Stock Incentive Plan
Following the completion of the merger, Activant Group terminated all of Holdings outstanding equity incentive plans and established the Stock Incentive Plan, which governs, among other things, the grant of options to purchase common stock of Activant Group to members of management and other service providers following the completion of the mergers. Each grant of options under the Stock Incentive Plan specifies the applicable option exercise period, option exercise price and such other terms and conditions as deemed appropriate. A total of 7,961,958 shares have been reserved for issuance under the Stock Incentive Plan of which 45,000 options have been exercised. All options granted under the Stock Incentive Plan will expire no later than ten years from the date of grant, but generally will terminate earlier upon termination of employment. The options that have been granted under the Stock Incentive Plan are subject to a five-year vesting schedule, with 20% vesting on the first anniversary of the vesting commencement date and the remaining 80% vesting in equal quarterly installments over the next four years such that the option will be fully vested on the fifth anniversary of the vesting commencement date. In the event of a sale of substantially all of the assets of the company, or a merger or acquisition of the company, the board of directors of Activant Group may provide that awards granted under the Stock Incentive Plan will be cashed out, continued, replaced with new awards or terminated; provided that all outstanding options will accelerate upon such a change of control. Each Named Executive Officer who exercises his or her options is also required to become a party to the stockholders agreement described in this report, unless he or she has already been made a party to such agreement. See “Item 13 — Certain Relationships and Related Transactions, and Director Independence — Stockholders Agreement.”
Rollover Options
Pursuant to a letter agreement entered into in connection with the merger agreement on May 2, 2006, Mr. Qureshi rolled over $1.0 million of the “in the money” value of his options in Holdings into 333,334 vested stock options to purchase shares of common stock of Activant Group at an exercise price of $1.00 per share. See “Employment and Severance Agreements and Arrangements with our Named Executive Officers —Pervez A. Qureshi” above.
Change of Control Agreements
Except with regard to the applicable provisions of the Executive Severance Plan, Cash Retention Bonus Plan and the Stock Incentive Plan and the foregoing described employment agreements with the Named Executive Officers described above, we have not entered into any agreements with regard to a change in control of the company with our Named Executive Officers.
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
Stock Option Grant Practices
All grants of stock options under the 2006 Stock Incentive Plan have had an exercise price equal to or higher than the fair market value of Activant Group’s common stock on the date of grant. Because we are a privately-held company and there is no market for Activant Group’s common stock, the fair market value of its common stock is determined by its compensation committee based on available information that is material to the value of Activant Group’s common stock, including the value of the company immediately prior to the merger, the principal amount of the company’s indebtedness, the company’s actual and projected financial results, and fluctuations in the market value of publicly-traded companies in the software industry. In August 2007, we obtained an independent valuation of Activant Group’s common stock and since that time we continue to obtain an independent valuation on a quarterly basis in connection with periodic option grants.
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

Robert B. Henske, Chairperson
C. Andrew Ballard
S. Scott Crabill

Summary of Executive Compensation
The following table sets forth certain information regarding compensation awarded to, earned by or paid to the following officers (“Named Executive Officers”) by us for services rendered during our fiscal years 2009, 2008 and 2007.

						Non-Equity
					Option	incentive plan	All other
	Fiscal	Salary	Bonus	Stock	awards	compensation	compensation
Name and principal position	year	($)	($)	awards	(1)	(2)	(3)	Total
Pervez A. Qureshi (4)	2009	$415,385	$151,667	$—	$1,086,034	$200,591	$6,132	$1,859,809
President and Chief	2008	$400,000	$151,667	$—	$1,057,199	$96,700	$5,792	$1,711,358
Executive Officer	2007	$400,000	$151,667	$—	$1,496,837	$360,000	$3,000	$2,411,504

Kathleen M. Crusco (5)	2009	$309,231	$—	$—	$215,710	$74,739	$2,255	$601,935
Senior Vice President	2008	$290,000	$—	$—	$231,218	$35,054	$7,040	$563,312
and Chief Financial Officer	2007	$113,769	$100,000	$—	$92,668	$32,625	$1,558	$340,620

Kevin V. Roach (6)	2009	$392,308	$281,000	$—	$279,561	$120,000	$46,435	$1,119,304
Executive Vice	2008	$—	$—	$—	$—	$—	$—	$—
President and	2007	$—	$—	$—	$—	$—	$—	$—
General Manager
of Wholesale
Distribution

Paul H. Salsgiver, Jr.(7)	2009	$350,000	$—	$—	$310,624	$105,000	$7,175	$772,799
Executive Vice	2008	$—	$—	$—	$—	$—	$—	$—
President and	2007	$—	$—	$—	$—	$—	$—	$—
General Manager
of Hardlines
and Lumber
and Automotive

William Wilson (8)	2009	$249,231	$26,250	$—	$197,919	$60,274	$1,994	$535,668
Senior Vice President	2008	$230,000	$36,250	$—	$182,977	$30,219	$3,442	$482,888
of Product	2007	$222,983	$26,250	$—	$259,069	$108,000	$3,000	$619,302
Development

(1)
The amounts in this column reflect the dollar amount of expense recognized for financial statement reporting purposes in fiscal year 2009 with respect to stock options granted in fiscal year 2009 as well as prior years in accordance with relevant authoritative accounting principles. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 9 to our consolidated financial statements for the year ended September 30, 2009.

(2)
The amounts in this column reflect the cash awards earned under the IB Plan, which is discussed in more detail under “Elements of Our Executive Compensation Program — Annual Cash Compensation — Performance Based Incentive Bonuses” above.

(3)	The amounts include, as applicable, matching 401(k) Plan contributions, term life insurance premiums, and gross-up payments received for taxable relocation reimbursements.

(4)
Mr. Qureshi received a retention bonus of $151,667 for the fiscal years 2007, 2008 and 2009, which is discussed in more detail under “Elements of Our Executive Compensation Program — Cash Retention Bonus” above.

(5)	In fiscal year 2007, Ms. Crusco received a sign-on bonus of $100,000, which is reflected in the table under the column titled “Bonus.”

(6)
Mr. Roach received a sign-on bonus of $281,000, which is reflected in the table under the column titled “Bonus.” He also earned $120,000 as part of a guaranteed first year bonus, which is reflected in the table under the column titled “Non-Equity incentive plan compensation.” In addition, Mr. Roach received $45,643 as part of a relocation package, which is reflected in the table under the column titled “All other compensation.”

(7)	Mr. Salsgiver earned $105,000 as part of a guaranteed first year bonus, which is reflected in the table under the column titled “Non-Equity incentive plan compensation.”

(8)
Mr. Wilson received a retention bonus of $26,250 for fiscal years 2007, 2008 and 2009, which is discussed in more detail under “Elements of Our Executive Compensation Program — Cash Retention Bonus” above. He also received a $10,000 spot bonus for fiscal year 2008. All of these amounts are reflected in the table under the column titled “Bonus.”

Grant of Plan-Based Awards in Fiscal Year 2009
The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended September 30, 2009 to the Named Executive Officers.

								All other
								option	Exercise
								awards:	or base	Grant date
								number of	price of	fair value
		Estimated future payouts under non-			Estimated future payouts under			securities	option	of stock
		equity incentive plan awards (1)			equity incentive plan awards			underlying	awards	and option
Name	Grant date	Threshold	Target	Maximum	Threshold	Target	Maximum	options (2)	($/share)	awards (3)
Pervez A. Qureshi	—	$122,720	$416,000	$728,000	$—	$—	$—	—	$—	$—
Kathleen M. Crusco	—	$45,725	$155,000	$310,000	$—	$—	$—	—	$—	$—
Kevin V. Roach	11/20/08	$59,000	$200,000	$400,000	$—	$—	$—	450,000	$4.67	$1,300,500
Paul H. Salsgiver, Jr.	11/20/08	$51,625	$175,000	$350,000	$—	$—	$—	500,000	$4.67	$1,445,000
William Wilson	—	$36,875	$125,000	$250,000	$—	$—	$—	—	$—	$—

(1)
The amounts in this column show the potential value of the payout for each Named Executive Officer under our IB Plan if the IB Plan EBITDA is achieved at the threshold, target and maximum levels, with the threshold level determined as the amount payable if the IB Plan bonus pool is funded at the lowest level above which the Compensation Committee retains the discretion not to fund possible de minimis or impractical payments. For a further discussion of the IB Plan, see “Elements of Our Executive Compensation Program — Annual Cash Compensation — Performance Based Incentive Bonuses” above.

(2)	The amounts in this column represent the number of options granted in the current fiscal year under the 2006 Stock Incentive Plan.

(3)
The amounts in this column represent the aggregate dollar amount of expense that we would be required to expense in our financial statements over the service period of the award in accordance with authoritative accounting guidance.

Outstanding Equity Awards at Fiscal Year-End
The following table provides information concerning the outstanding equity awards held by our Named Executive Officers as of September 30, 2009.

	Option Awards						Stock Awards
									Equity
									incentive	Equity
								Market	plan	incentive plan
			Number of	Number of			Number	value of	awards:	awards:
			securities	securities			of shares	shares of	number of	market or
			underlying	underlying			of stock	stock	unearned	payout value of
			unexercised	unexercised	Option	Option	that	that	shares that	unearned
			options	options	exercise	expiration	have not	have not	have not	shares that
Name	Grant date		exercisable	unexercisable	price	date	vested	vested	vested	have not vested
Pervez A. Qureshi	05/02/06	(1)	333,334	—	$1.00	05/02/16	—	$—	—	$—
	11/16/06	(2)	1,408,333	758,334	$4.35	11/16/16	—	$—	—	$—
Kathleen M. Crusco	05/03/07	(2)	191,250	233,750	$4.71	05/03/17	—	$—	—	$—
Kevin V. Roach	11/20/08	(2)	90,000	360,000	$4.67	11/20/18	—	$—	—	$—
Paul H. Salsgiver, Jr.	11/20/08	(2)	100,000	400,000	$4.67	11/20/18	—	$—	—	$—
William Wilson	11/16/06	(2)	243,750	131,250	$4.35	11/16/16	—	$—	—	$—

(1)
These options became fully vested as of May 2, 2006 in connection with the mergers. These options represent stock options of Holdings prior to the mergers, which options were converted into stock options to acquire common stock of Activant Group immediately following the mergers. For a further discussion regarding these “rollover options,” see the section entitled “Employment Agreements and Severance and Change of Control Benefits — Rollover Options” above.

(2)
For all Named Executive Officers, time-based stock options vest over five years with 20% vesting one year from vesting commencement date and 5% vesting on the last day of each three-month period thereafter. Messrs. Qureshi and Wilson’s options were granted with a vesting commencement date of May 2, 2006, Ms. Crusco’s options were granted with a vesting commencement date of May 3, 2007, Mr. Roach’s options were granted with a vesting commencement of September 29, 2008 and Mr. Salsgiver’s options were granted with a vesting commencement date of September 8, 2008. For a further discussion regarding time-based stock options, see the section entitled “Employment Agreements and Severance and Change of Control Benefits — 2006 Stock Incentive Plan” above.

Option Exercises and Stock Vested
None of our Named Executive Officers exercised stock options during our fiscal year ended September 30, 2009.
Non-Qualified Deferred Compensation for Fiscal Year 2009

					Aggregate
	Executive		Aggregate	Aggregate	Balance at
	Contributions	Company	Earnings/	Withdrawals/	September 30,
Name	(1)	Contributions	Losses	Distributions	2009
William Wilson(2)	$37,384	$—	$(7,385)	$—	$501,639

(1)	The amount in this column is included in the “Summary Compensation Table” in the “Salary” column.

(2)	See the section titled “Elements of Our Executive Compensation Program — Deferred Compensation Arrangements” above for further description of the terms and conditions of this arrangement.
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
Potential Payments Upon Termination or Change of Control
The tables below reflect the amount of potential payments to each of the Named Executive Officers in the event of termination of employment of the Named Executive Officer. The amounts shown below assume that the termination was effective as of September 30, 2009, and include estimates of the amounts, which would be paid to each executive officer upon his or her termination. The actual amount of any severance or change of control benefits to be paid out to a Named Executive Officer can only be determined at the time of the termination of employment of the Named Executive Officer. For a discussion regarding these severance and change of control benefits, see “Employment Agreements and Severance and Change of Control Benefits — Employment and Severance Agreements and Arrangements with our Named Executive Officers.”

Without Cause or for Good Reason

		Target	Cash
		Incentive	Retention	Stock
Name	Base Salary	Bonus	Bonus (3)	Options	Health Benefits	Total
Pervez A. Qureshi (1)	$1,248,000	$416,000	$—	$— (4)	$24,408	$1,688,408
Kathleen M. Crusco (2)	$232,500	$116,250	$—	$—	$12,204	$360,954
Kevin V. Roach (2)	$300,000	$150,000	$—	$—	$10,899	$460,899
Paul H. Salsgiver, Jr. (2)	$262,500	$131,250	$—	$—	$8,523	$402,273
William Wilson (2)	$187,500	$93,750	$—	$—	$12,204	$293,454

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

(4)
No value has been assigned to the acceleration of outstanding unvested stock options that would have occurred had there been a termination without cause or for good reason on September 30, 2009 because the exercise price of the options is higher than fair market value of Activant Group’s common stock of $4.00 per share for such options as of September 30, 2009 as determined in good faith by the Board. For additional information regarding partial acceleration of vesting upon a termination without cause or for good reason, see “Employment Agreements and Severance and Change of Control Benefits — Employment and Severance Agreements and Arrangements with our Named Executive Officers — Pervez A. Qureshi” above.

Change of Control or Sale of Business

	Cash Retention	Stock Options
Name	Bonus (1)	(2)	Total
Pervez A. Qureshi	$303,333	$—	$303,333
Kathleen M. Crusco	$—	$—	$—
Kevin V. Roach	$—	$—	$—
Paul H. Salsgiver, Jr.	$—	$—	$—
William Wilson	$52,500	$—	$52,500

(1)
Represents the unvested portion of the Cash Retention Bonus that accelerates upon a change of control, as defined in our Stock Incentive Plan. For additional information, see “Elements of Our Executive Compensation Program — Cash Retention Bonus” above.

(2)
No value has been assigned to the acceleration of outstanding stock options upon a change of control because the exercise price of the options is higher than the fair market value of Activant Group’s common stock of $4.00 per share as of September 30, 2009, as determined in good faith by the Board, multiplied by the number of such unvested options that would have accelerated had a change of control occurred on September 30, 2009. Note that the acceleration of unvested stock options would occur regardless of whether the executive’s employment was terminated in connection with such change of control transaction. For additional information regarding acceleration of vesting upon a change of control, see “Employment Agreements and Severance and Change of Control Benefits — Stock Incentive Plan” above.

Director Compensation
We reimburse non-employee directors for all out-of-pocket expenses incurred in the performance of their duties as directors, and, except with respect to the agreements with Mr. Bernard described below, we do not pay any fees to directors for attendance at meetings or their service as members of the Board.
In connection with the agreement of Marcel Bernard to serve on the board of directors of Activant Group, Activant Group agreed to grant Mr. Bernard 61,406 options to purchase shares of common stock of Activant Group, which options will vest over five years. In addition, Mr. Bernard receives a cash consulting fee of $100,000 per year, payable quarterly in advance. On November 15, 2006, our Board approved the payment of a cash retention bonus to Mr. Bernard, calculated by the number of options which had been granted to him times $0.35. The aggregate bonus payment of $21,492 due to Mr. Bernard vests in three equal installments, commencing on September 30, 2007 provided, however, that vesting accelerates in the event of a Change in Control, as defined under the Stock Incentive Plan.
The following table contains compensation received by Mr. Bernard during the fiscal years ended September 30, 2009, 2008 and 2007.

						Change in pension
						value and
						nonqualified
		Fees earned			Non-equity	deferred
	Fiscal	or paid in	Stock	Option	incentive plan	compensation	All other
Name	Year	cash	awards	awards (1)	compensation	earnings	compensation (2)	Total
Marcel Bernard	2009	$100,000	$—	$32,583	$—	$—	$7,164	$139,747
	2008	$100,000	$—	$29,963	$—	$—	$7,164	$137,127
	2007	$100,000	$—	$42,420	$—	$—	$7,164	$149,584

(1)
The amounts in this column reflect the dollar amount of stock-based compensation expense recognized for financial statement reporting purposes in fiscal years 2009, 2008 and 2007 with respect to the 61,406 options to purchase shares of Activant Group’s common stock granted to Mr. Bernard on November 16, 2006, in accordance with authoritative accounting guidance. Pursuant to such guidance, total estimated stock-based compensation expense for this grant is approximately $150,000. In accordance with SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 9 to our consolidated financial statements for the years ended September 30, 2009, 2008 and 2007.

(2)	Represents 33 1/3% of the cash retention bonus payable to Mr. Bernard pursuant to the terms of the bonus award letter dated November 17, 2006.

Compensation Committee Interlocks and Insider Participation
Compensation decisions are made by our Board and its compensation committee. The Board has appointed Messrs. Ballard, Crabill and Henske to serve on the compensation committee. None of our executive officers has served as a member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director of our company or Activant Group or member of their respective compensation committee. No interlocking relationships exist between any member of our Board or compensation committee and any member of the board of directors or compensation committee of any other company nor has any such interlocking relationship existed in the past. No member of the compensation committee is or was formerly an officer or an employee of our company.
Messrs. Ballard and Henske are managing directors of Hellman & Friedman LLC and Mr. Crabill is a managing partner of Thoma Bravo, L.L.C. Affiliates of Hellman & Friedman and Thoma Cressey together control approximately 95% of the outstanding common stock of Activant Group. See “Item 13 — Certain Relationships and Related Transactions, and Director Independence.”

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
All of our issued and outstanding shares of capital stock have been pledged as collateral to the lenders under the senior secured credit agreement described under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” If we were to default on our senior secured credit facilities, the lenders could foreclose on these shares of our common stock, which would result in a change of control.
The following table sets forth as of December 11, 2009, certain information regarding the beneficial ownership of the voting securities of Activant Group by:
•	each person who beneficially owns more than 5% of Activant Group common stock;
•	each of our directors and Named Executive Officers, individually; and
•	all of our current directors and executive officers as a group.
Percentage ownership of common stock of Activant Group in the table is based on 61,362,899 shares of common stock of Activant Group outstanding on December 11, 2009. Except as otherwise noted below, the address for each person listed on the table is c/o Activant Solutions Inc., 7683 Southfront Road, Livermore, California 94551. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.
Beneficial ownership is determined in accordance with the rules that generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options held by that person that were exercisable as of December 11, 2009 or will become exercisable within 60 days after such date are deemed outstanding, although the shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

	Beneficial Ownership of Activant Group
	Common Stock
	Number of
Name of Beneficial Owner	Shares		Percentage
>5% Stockholders:
Funds affiliated with Hellman & Friedman LLC	46,440,270	(1)	75.7%
Funds affiliated with Thoma Cressey Bravo, Inc.	12,235,066	(2)	19.9%
Directors and Named Executive Officers:
C. Andrew Ballard (1)	—		—
Paul V. Barber (3)	2,500,000	(3)	4.1%
Marcel Bernard	46,054	(4)	*
S. Scott Crabill (2)	12,235,066		19.9%
Robert B. Henske (1)	—		—
David R. Tunnell (1)	—		—
Pervez A. Qureshi	1,958,334	(5)	3.1%
Kathleen M. Crusco	233,750	(6)	*
Kevin V. Roach	112,500	(7)	*
Paul H. Salsgiver, Jr.	125,000	(8)	*
William Wilson	331,250	(9)	*
All current directors and executive officers as a group (13 individuals)	17,726,954	(10)	27.6%

*	Represents less than 1%.

(1)
Consists of 40,830,287 shares held by Hellman & Friedman Capital Partners V, L.P. (“HFCP V”), 5,586,763 shares held by Hellman & Friedman Capital Partners V (Parallel), L.P. (“HFCP V (Parallel)”) and 23,220 shares held by Hellman & Friedman Capital Associates V, LLC (“HFCA V,” and together with HFCP V and HFCP V (Parallel), the “H&F Entities”). Hellman & Friedman Investors V, LLC (“H&F Investors V”) is the general partner of HFCP V and HFCP V (Parallel). Hellman & Friedman LLC (“H&F”) is the

managing member of HFCA V and H&F Investors V. As the managing member of HFCA V and H&F Investors V, H&F may be deemed to have beneficial ownership of the shares over which any of the H&F Entities has voting or dispositive power. The investment committee of H&F has power to vote or to direct the vote of, and to dispose or to direct the disposition of such shares. Each member of the investment committee of H&F disclaims beneficial ownership of the shares held by the H&F Entities. The address for the H&F Entities and Messrs. Ballard, Henske and Tunnell is One Maritime Plaza, 12th Floor, San Francisco, CA 94111.

(2)
Consists of 6,023,445 shares held by Thoma Cressey Fund VII, L.P. (“TCF VII”), 94,088 shares held by Thoma Cressey Friends Fund VII, L.P. (“TCFF VII”) and 6,117,533 shares held by Thoma Cressey Fund VIII, L.P. (“TCF VIII,” and together with TCF VII and TCFF VII, the “TCB Entities”). TC Partners VII, L.P. (“TC Partners VII”), as the general partner of TCF VII and TCFF VII, and TC Partners VIII, L.P. (“TC Partners VIII”), as the general partner of TCF VIII may, for purposes of Rule 13d-3 under the Exchange Act, be deemed to beneficially own the shares held by TCF VII and TCFF VII, and TCF VIII, respectively. Thoma Cressey Bravo, Inc., as the general partner of TC Partners VII and TC Partners VIII, may, for purposes of Rule 13d-3, be deemed to own beneficially the shares held by TCF VII, TCFF VII and TCF VIII. Mr. Crabill disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these entities. The address for the TCB Entities and Mr. Crabill is 600 Montgomery Street, 32nd Floor, San Francisco, CA 94111.

(3)
Consists of 2,363,131 shares held by JMI Equity Fund V, L.P. (“JMI V”) and 136,869 shares held by JMI Equity Fund V (AI), L.P. (“JMI V (AI),” and together with JMI V, the “JMI Entities”). JMI Associates V, L.L.C. (“JMI Associates V”) is the general partner of each of the JMI Entities and may be deemed the beneficial owner of the shares held by such entities. Paul V. Barber is one of six managing members of JMI Associates V. Mr. Barber disclaims beneficial ownership of the shares beneficially owned by JMI Associates V, JMI V and JMI V (AI), except to the extent of his pecuniary interest therein. The address for the JMI Entities is c/o JMI Management, Inc., 2 Hamill Road, Suite 272, Baltimore, MD 21210 and for Mr. Barber is 7590 Fay Avenue #301, La Jolla, CA 92037.

(4)	Consists of 46,054 shares of common stock issuable pursuant to options that are exercisable within 60 days of December 11, 2009.

(5)	Consists of 1,958,334 shares of common stock issuable pursuant to options that are exercisable within 60 days of December 11, 2009.

(6)	Consists of 233,750 shares of common stock issuable pursuant to options that are exercisable within 60 days of December 11, 2009.

(7)	Consists of 112,500 shares of common stock issuable pursuant to options that are exercisable within 60 days of December 11, 2009.

(8)	Consists of 125,000 shares of common stock issuable pursuant to options that are exercisable within 60 days of December 11, 2009.

(9)	Includes 281,250 shares of common stock issuable pursuant to options that are exercisable within 60 days of December 11, 2009.

(10)	Includes 2,941,888 shares of common stock of Activant Group issuable pursuant to options that are exercisable within 60 days of December 11, 2009.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Since October 1, 2008, there has not been, nor is there currently planned, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, executive officer or holder of more than 5% of our capital stock or any member of such persons’ immediate families had or will have a direct or indirect material interest, other than agreements and transactions which are described under “Item 11—Executive Compensation—Elements of Our Executive Compensation Program—Employment Agreements and Severance and Change of Control Benefits” and the transactions described below.
Sole Share of Series A Preferred Stock
In connection with the mergers, on May 2, 2006, Activant Group issued shares of its common stock to the sponsors, at a price of $4.00 per share, and issued one share of its Series A preferred stock to a fund affiliated with Hellman & Friedman. The one share of Series A preferred stock, which ranks senior to Activant Group common stock as to rights of payment upon liquidation, is the only outstanding share of Series A preferred stock of Activant Group. The share of Series A preferred stock is not entitled to receive or participate in any dividends. The holder of the Series A preferred stock, voting as a separate class, has the right to elect one director of Activant Group, and the director designated by the holder of the Series A preferred stock is entitled at any meeting of the board of directors to exercise one vote more than all votes entitled to be cast by all other directors at such time. Activant Group is required to redeem the Series A preferred stock for $1.00 upon the earliest of the following to occur:
•
Hellman & Friedman and its affiliates, in the aggregate, no longer beneficially own a number of outstanding share equivalents that are at least (a) 40% of Activant Group’s outstanding “share equivalents” and (b) 200% more than the number of outstanding share equivalents beneficially owned by Thomas Cressey and its affiliates, in the aggregate;

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

As described in greater detail in the section above titled “Sole Share of Series A Preferred Stock,” the share of Series A preferred stock held by one of the Hellman & Friedman Investors entitles it to elect a director of Activant Group with the power to determine the outcome of all votes of the board of directors prior to an initial public offering. After an initial public offering of common stock of Activant Group:
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

•
for so long as the Thoma Cressey Investors beneficially own, in the aggregate, at least 5% of the outstanding share equivalents of Activant Group, the consent of the Thoma Cressey Investors is required with respect to any acquisition by Activant Group or its subsidiaries involving a purchase price of less than $100.0 million; and

•
with respect to certain future issuances of equity securities to the Hellman & Friedman Investors or their affiliates, the Thoma Cressey Investors are able to require Activant Group to engage an independent third party to establish the fair market value of such securities.

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
Our certificate of incorporation provides that the company will indemnify each of our directors and officers to the fullest extent permitted under the General Corporation Law of the State of Delaware for claims arising by reason of the fact that he or she is a director, officer, employee, or agent of the company or any of its subsidiaries. In addition, each of our executive officers and directors has entered into an indemnification agreement with Activant Group and us. Each of the indemnification agreements provides that we will indemnify and advance expenses to the indemnified officers and directors, or the indemnitees, to the fullest extent provided under our certificate of incorporation and bylaws, as in effect from time to time. We will not, without the prior written consent of each indemnitee, adopt any amendment to our certificate of incorporation or that of Activant Group, which would adversely affect the rights of the indemnitees, except as required by law. The right of such indemnitee to receive indemnification and advancement of expenses under the indemnification agreement is not exclusive of any other right to which the indemnitee may at any time be entitled. The indemnification agreement is valid for so long as such indemnitee serves as our officer or director or that of Activant Group, or at our request, any other entity, and terminates upon the later of (a) the expiration of six years after the latest date that such indemnitee ceases to serve as an officer or director, (b) the final termination of all pending proceedings in respect of which such indemnitee is granted rights of indemnification or advancement of expenses, or (c) the expiration of all statutes of limitation applicable to possible claims arising out of such indemnitee’s status as an officer or director of Activant Group or us. The terms and provisions of the indemnification agreements are binding upon our successors and assigns.
Activant Group and we have also entered into indemnification priority agreements with our non-executive directors, namely Messrs. Ballard, Barber, Bernard, Crabill, Henske and Tunnell. These agreements clarify that where there is a jointly-indemnifiable claim against these directors that may arise due to the service of such directors on our board of directors and on behalf of Activant Group and its controlled affiliates, we will be primarily liable for any indemnification obligations on account of such service. Any indemnification from other third parties associated with such directors shall be secondary. The indemnification priority agreements do not create any new obligations or liabilities for us, Activant Group or our respective controlled affiliates beyond those already contained in our respective organizational documents and indemnification agreements described above.
Policies and Procedures for Review and Approval of Related Party Transactions
We do not have a formal policy and related procedures for the review, approval and ratification of transactions that are required to be disclosed pursuant to this Item 13. Since the completion of the mergers, if and when any such transactions have been proposed, they have been reviewed by our board of directors and are subject to its approval. We expect to continue this policy in the future.
Director Independence
None of the members of our board of directors, audit committee or compensation committee is “independent” as defined under Nasdaq Marketplace Rule 5605 (a)(2), which is used by our board of directors for determining the independence of the directors. Our board of directors is not comprised of a majority of independent directors, and its committees are not comprised solely of independent directors, because we are a privately-held company and not subject to applicable listing standards. The terms of the stockholders agreement described above require that certain members of our board of directors be comprised of persons affiliated with our company and the one share of Series A preferred stock held by an affiliate of Hellman & Friedman, entitles the holder to designate one director with the power to cast one more vote than all votes entitled to be cast by all other directors.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
The audit committee of our board of directors has selected Ernst & Young LLP (“E&Y”) as registered independent public accounting firm to audit our consolidated financial statements for the fiscal year ended September 30, 2009. E&Y currently serves as our registered independent public accounting firm. Fees paid to E&Y for each of the last two fiscal years were as follows:

	Year Ended September 30,
(in thousands)	2009	2008
Audit fees (1)	$598,400	$639,000
Audit related fees (2)	—	—
Tax fees (3)	148,995	137,515
All other fees	—	—

Total	$747,395	$776,515

(1)	Audit fees include the annual audit and quarterly reviews of our financial statements, consultation on new accounting standards and normal assistance with periodic filings with the SEC.

(2)
Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and that are not disclosed under “Audit fees.” These services primarily relate to consultation on the accounting for proposed transactions and consultations concerning registration statement filings.

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
The types of services the committee pre-approves annually are audit, audit-related and certain tax services. Audit services include the annual audit and quarterly reviews, statutory audits, consultation on new accounting standards and normal assistance with periodic filings with the SEC. Audit-related services include consultation on the accounting for proposed transactions and consultations concerning registration statement filings. Tax services include assistance in the preparation of sales tax returns and consultation on related tax matters.
Other Information
E&Y has a business relationship with a company other than us that is also controlled by affiliates of Hellman & Friedman, our majority stockholder. The other company provides expert services to E&Y in connection with E&Y’s defense of certain professional liability litigation matters. E&Y is not the auditor of the other company, and does not believe the services provided, or the amounts paid therefore, are material to either the other company or E&Y. This relationship does not involve us or have any impact on our consolidated financial statements. Our audit committee and E&Y have separately considered the impact that this relationship may have had on E&Y’s independence with respect to us. Both our audit committee and E&Y have concluded that this relationship with the other company does not impact E&Y’s independence. In making this determination, both our audit committee and E&Y considered, among other things, the immaterial, indirect nature of the relationship as it relates to us.

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

	(3)	See Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Annual Report on Form 10-K, which Exhibit Index is incorporated herein by reference.

Schedule II — Valuation and Qualifying Accounts
ACTIVANT SOLUTIONS INC.

		Additions
	Balance at	Charged		Balance
(in thousands)	Beginning of	to Costs and		at End of
Description	Period	Expenses	Deductions	Period

Year ended September 30, 2007:
Allowance for doubtful accounts	$4,108	$3,657	$—	$7,765
Year ended September 30, 2008:
Allowance for doubtful accounts	$7,765	$2,435	$4,785	$5,415
Year ended September 30, 2009:
Allowance for doubtful accounts	$5,415	$1,609	$2,403	$4,621

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIVANT SOLUTIONS INC.
By:	/s/ Kathleen M. Crusco
	Name:	Kathleen M. Crusco
	Title:	Senior Vice President and Chief Financial Officer
	Date:	December 14, 2009

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

Name and Signature	Title	Date

/s/ Pervez A. Qureshi Pervez A. Qureshi	President, Chief Executive Officer and Director (Principal Executive Officer)	December 14, 2009

/s/ Kathleen M. Crusco Kathleen M. Crusco	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 14, 2009

/s/ Robert B. Henske Robert B. Henske	Chairman of the Board of Directors	December 14, 2009

/s/ C. Andrew Ballard C. Andrew Ballard	Director	December 14, 2009

/s/ Paul V. Barber Paul V. Barber	Director	December 14, 2009

/s/ Marcel Bernard Marcel Bernard	Director	December 14, 2009

/s/ S. Scott Crabill S. Scott Crabill	Director	December 14, 2009

/s/ David R. Tunnell David R. Tunnell	Director	December 14, 2009

EXHIBIT INDEX

		Incorporated by Reference
Exhibit				Date of	Exhibit	Provided
Number	Exhibit Description	Form	File No.	First Filing	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation of Activant Solutions Inc.	8-K	333-49389	October 30, 2009	3.1	—

3.2	Bylaws of Activant Solutions Inc.	10-K	333-49389	December 21, 2007	3.2	—

4.1	Indenture, dated May 2, 2006, by and among Lone Star Merger Corp., Activant Solutions Inc., Activant Solutions Holdings Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 9 1/2% Senior Subordinated Notes due 2016	S-4	333-138081	October 19, 2006	4.1	—

10.1	Credit Agreement, dated May 2, 2006, by and among Lone Star Merger Corp., Lone Star Holding Corp., Deutsche Bank Trust Company Americas, as Administrative Agent, Swing Line Lender and an L/C Issuer, each lender from time to time party thereto, JP Morgan Chase Bank, N.A., as Syndication Agent and Lehman Commercial Paper Inc., as Documentation Agent	S-4	333-138081	October 19, 2006	10.1	—

10.2	Guarantee Agreement, dated May 2, 2006, by and among Lone Star Merger Corp., Lone Star Holding Corp., the Subsidiaries of the Borrower identified therein and Deutsche Bank Trust Company Americas, as Administrative Agent	S-4	333-138081	October 19, 2006	10.2	—

10.3	Security Agreement, dated May 2, 2006, by and among Lone Star Merger Corp., Lone Star Holding Corp., the Subsidiaries of Holdings identified therein and Deutsche Bank Trust Company Americas, as Collateral Agent for the Secured Parties (as defined therein)	S-4	333-138081	October 19, 2006	10.3	—

10.4	Intellectual Property Security Agreement, dated May 2, 2006, by and among Lone Star Merger Corp., Lone Star Holding Corp., the Subsidiaries of Holdings identified therein and Deutsche Bank Trust Company Americas, as Collateral Agent for the Secured Parties (as defined therein)	S-4	333-138081	October 19, 2006	10.4	—

10.5	First Incremental Amendment to Credit Agreement, dated August 17, 2007, by and among Activant Group Inc., Activant Solutions Inc., Deutsche Bank Trust Company Americas, as Administrative Agent and the 2007 Term Lenders (as defined therein)	8-K	333-49389	August 23, 2007	10.1	—

10.6	Stockholders Agreement, dated May 2, 2006, by and among Lone Star Holding Corp., Lone Star Merger Corp., Hellman & Friedman Capital Partners V, L.P., Hellman & Friedman Capital Partners V (Parallel), L.P., Hellman & Friedman Capital Associates V, LLC, Thoma Cressey Fund VII, L.P., Thoma Cressey Friends Fund VII, L.P., Thoma Cressey Fund VIII, L.P., JMI Equity Fund V, L.P., JMI Equity Fund V (AI), L.P. and the other signatories thereto	S-4	333-138081	October 19, 2006	10.7	—

10.7	Amended and Restated Employment Agreement, dated December 30, 2008, by and between Activant Group Inc. (f/k/a Lone Star Holding Corp.) and Pervez A. Qureshi*	10-Q	333-49389	February 12, 2009	10.1	—

10.8	Option Rollover Agreement, dated May 1, 2006, by and among Lone Star Holding Corp., Activant Solutions Holdings Inc. and Pervez A. Qureshi*	10-K	333-49389	December 21, 2007	10.8	—

10.9	Offer Letter, dated March 19, 2007, by and between Activant Solutions Inc. and Kathleen M. Crusco*	8-K	333-49389	March, 22, 2007	10.1	—

10.10	Executive Employment Agreement, dated February 14, 2005, by and between Activant Solutions Inc. and William Wilson*	10-K	333-49389	December 22, 2005	10.52	—

10.11	Agreement with Marcel Bernard, dated April 7, 2006, assumed by Lone Star Holding Corp. on October 13, 2006*	10-K/A	333-49389	January 14, 2008	10.12	—

10.12	Canadian Executive Retention Bonus Award Letter, dated November 17, 2006, by and between Activant Group Inc. and Marcel Bernard*	10-K	333-49389	December 21, 2007	10.13	—

		Incorporated by Reference
Exhibit				Date of	Exhibit	Provided
Number	Exhibit Description	Form	File No.	First Filing	Number	Herewith

10.13	CEO Executive Retention Bonus Award Letter, dated November 17, 2006, by and between Activant Group Inc. and Pervez A. Qureshi*	10-K	333-49389	December 21, 2007	10.14	—

10.14	U.S. Executive Retention Bonus Award Letter, dated November 17, 2006, by and between Activant Group Inc. and William Wilson*	10-K	333-49389	December 21, 2007	10.15	—

10.15	Offer Letter, dated September 3, 2008, by and between Activant Solutions Inc. and Paul Salsgiver, Jr.*	—	—	—	—	X

10.16	Offer Letter, dated September 10, 2008 by and between Activant Solutions Inc. and Kevin V. Roach*	—	—	—	—	X

10.17	Form of Indemnification Agreement among Activant Group Inc., Activant Solutions Inc. and each of their directors and executive officers	8-K	333-49389	March 8, 2007	10.1	—

10.18	Form of Indemnification Priority Agreement among Activant Group Inc., Activant Solutions Inc. and each of their non-executive directors	10-Q	333-49389	August 13, 2009	10.1	—

10.19	Amended and Restated Activant Group Inc. 2006 Stock Incentive Plan*	10-K	333-49389	December 21, 2007	10.21	—

10.20	Form of Option Agreement (General) under the Amended and Restated Activant Group Inc. 2006 Stock Incentive Plan*	10-K	333-49389	December 21, 2007	10.22	—

10.21	Form of Option Agreement (for Canadian employees) under the Amended and Restated Activant Group Inc. 2006 Stock Incentive Plan*	10-K	333-49389	December 21, 2007	10.23	—

10.22	Activant Solutions Holdings Inc. Second Amended and Restated 2000 Stock Option Plan for Key Employees*	10-K	333-49389	December 22, 2004	10.46	—

10.23	Activant Solutions Inc. Annual Incentive Bonus Plan*	10-Q	333-49389	May 14, 2009	10.1	—

10.24	Activant Solutions Inc. Deferred Compensation Plan, as amended and restated, effective January 1, 2008*	10-K	333-49389	December 19, 2008	10.26	—

10.25	Asset Purchase Agreement, dated July 2, 2007, by and among Activant Solutions Inc., Greenland Holding Corp. and Intuit Inc.	8-K	333-49389	July 9, 2007	2.1	—

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	—	—	—	—	X

14.1	Activant Solutions Inc. Code of Ethics for Senior Financial Management	10-K	333-49389	December 21, 2007	14.1	—

21.1	List of Subsidiaries of Activant Solutions Inc.	—	—	—	—	X

24.1	Power of Attorney (included on signature page to this report)	—	—	—	—	X

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Pervez A. Qureshi	—	—	—	—	X

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco	—	—	—	—	X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Pervez A. Qureshi**	—	—	—	—	X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco**	—	—	—	—	X

*	Represents a management contract or compensatory plan or arrangement.

**
This certification is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.