Form 10-Q
period 2009-12-31
ACTIVANT SOLUTIONS INC /DE/
filed 2010-02-10
CIK 1059103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 9, 2010
Common Stock, par value $0.01 per share	10 shares

ACTIVANT SOLUTIONS INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2009

FORWARD-LOOKING STATEMENTS
This report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to safe harbors under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report under “Part I, Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, these forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in this report under “Part I, Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
Some of the key factors that could cause actual results to differ from our expectations are:
•	the negative effect of the current credit crisis and unfavorable market conditions on our customers and on our business;

•	the financial crisis in the U.S. and global capital and credit markets;

•	our substantial indebtedness and our ability to incur additional indebtedness;

•	certain covenants in our debt documents, including covenants that require us to satisfy a maximum total leverage ratio and a minimum interest coverage ratio;

•	failure to anticipate or respond to our customers’ needs and requirements;

•	failure of our proprietary technology to support our customers’ future needs or it becoming obsolete;

•	failure to develop new relationships and maintain existing relationships with well-known market participants and/or key customers and/or loss of significant customer revenues;

•	shortage or delays in the receipt of equipment or hardware necessary to develop our business management solutions and systems;

•	failure to maintain adequate financial and management processes and controls;

•	loss of recurring subscription service revenues;

•	failure to integrate and retain our senior management personnel;

•	failure of our Activant Eagle and Vision products to gain acceptance within the automotive parts aftermarket;

•	costs and difficulties of integrating current and future acquisitions;

•	the amount of any additional impairment charges, including to goodwill, due to the continuing global economic uncertainty and credit crisis;

•	changes in the manner or basis on which we receive third-party information used to maintain our electronic automotive parts and applications catalog;

•	failure by certain of our existing customers to upgrade to our current generation of systems;

•	failure to effectively compete;

•	substantial fluctuations in our sales cycles applicable to our systems sales;

•	consolidation trends, attrition, migration to competitors’ products and reductions in support levels among our customers and in the market segments in which we operate;

•	failure to adequately protect our proprietary rights and intellectual property or limitations on the availability of legal or technical means of effecting such protection;

•	claims by third parties that we are infringing on their proprietary rights or other adverse claims;

•	defects or errors in our software or information services;

•	failure to obtain software and information we license from third parties;

•	interruptions of our connectivity applications and our systems;

•	claims for damages against us in the event of a failure of our customers’ systems;

•	fluctuations in the value of foreign currencies;

•	natural disasters, terrorist attacks or other catastrophic events;

•	differing interests of debt security holders and our controlling stockholders or investors; and

•	the other factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
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

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
ACTIVANT SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
(in thousands, except share data)	2009	2009
ASSETS:
Current assets:
Cash and cash equivalents	$32,317	$44,573
Trade accounts receivable, net of allowance for doubtful accounts of $4,505 at December 31, 2009 and $4,621 at September 30, 2009	34,112	34,412
Inventories	6,198	4,985
Deferred income taxes	2,653	4,285
Prepaid expenses and other current assets	6,838	5,524

Total current assets	82,118	93,779

Property and equipment, net	5,790	6,073
Intangible assets, net	186,579	192,394
Goodwill	543,718	543,718
Deferred financing costs	8,351	8,903
Other assets	3,905	3,217

Total assets	$830,461	$848,084

LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$19,700	$18,030
Payroll related accruals	15,349	17,787
Deferred revenue	33,157	31,654
Current portion of long-term debt	—	5,886
Accrued expenses and other current liabilities	12,079	18,162

Total current liabilities	80,285	91,519

Long-term debt, net of discount	506,895	517,009
Deferred tax liabilities	51,896	53,837
Other liabilities	18,131	19,189

Total liabilities	657,207	681,554

Commitments and contingencies	—	—

Common Stock:
Par value $0.01, authorized 1,000 shares, 10 shares issued and outstanding at December 31, 2009 and September 30, 2009	—	—
Additional paid-in capital	258,568	257,570
Accumulated deficit	(76,158)	(80,680)
Other accumulated comprehensive loss:
Unrealized loss on cash flow hedges	(7,407)	(8,593)
Cumulative translation adjustment	(1,749)	(1,767)

Total stockholder’s equity	173,254	166,530

Total liabilities and stockholder’s equity	$830,461	$848,084

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	December 31,
(in thousands)	2009	2008
Revenues:
Systems	$28,752	$33,532
Services	62,847	62,734

Total revenues	91,599	96,266

Cost of revenues (exclusive of depreciation and amortization of $4.4 million and $4.5 million for the three months ended December 31, 2009 and 2008, respectively, included in amounts shown separately below):

Systems (Note 7)	15,516	17,822
Services (Note 7)	19,992	22,005

Total cost of revenues	35,508	39,827

Gross profit	56,091	56,439

Operating expenses:
Sales and marketing (Note 7)	14,794	15,319
Product development (Note 7)	9,084	9,999
General and administrative (Note 7)	6,218	5,730
Depreciation and amortization	9,562	9,705
Impairment of goodwill	—	25,000
Acquisition related costs	—	176
Restructuring costs	910	1,758

Total operating expenses	40,568	67,687

Operating income (loss)	15,523	(11,248)

Interest expense	(7,919)	(12,988)
Other income (expense), net	289	(329)

Income (loss) before income taxes	7,893	(24,565)
Income tax expense	3,371	236

Net income (loss)	$4,522	$(24,801)

Comprehensive income (loss):
Net income (loss)	$4,522	$(24,801)
Unrealized gain (loss) on cash flow hedges	1,186	(4,709)
Foreign currency translation adjustment	18	(1,665)

Comprehensive income (loss)	$5,726	$(31,175)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ACTIVANT SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	December 31,
(in thousands)	2009	2008
Operating activities:
Net income (loss)	$4,522	$(24,801)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill	—	25,000
Stock-based compensation expense	998	1,063
Depreciation	1,151	1,445
Amortization of intangible assets	8,411	8,260
Amortization of deferred financing costs	552	618
Provision for doubtful accounts	325	193
Deferred income taxes	(309)	(5,631)
Changes in assets and liabilities:
Trade accounts receivable	(25)	(1,245)
Inventories	(1,213)	212
Prepaid expenses and other assets	(2,002)	2,018
Accounts payable	1,670	(587)
Deferred revenue	1,503	775
Accrued expenses and other	(8,392)	1,289

Net cash provided by operating activities	7,191	8,609

Investing activities:
Purchases of property and equipment	(853)	(488)
Capitalized computer software and database costs	(2,594)	(1,905)

Net cash used in investing activities	(3,447)	(2,393)

Financing activities:
Repurchases of common stock	—	(14)
Payments on long-term debt	(16,000)	(3,512)

Net cash used in financing activities	(16,000)	(3,526)

Net change in cash and cash equivalents	(12,256)	2,690
Cash and cash equivalents, beginning of period	44,573	64,789

Cash and cash equivalents, end of period	$32,317	$67,479

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$9,679	$14,901
Cash paid during the period for income taxes	$6,562	$620
Cash received during the period for income taxes	$(127)	$(14)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying condensed consolidated balance sheets as of December 31, 2009 and September 30, 2009 and the accompanying condensed consolidated statements of operations and comprehensive income (loss) and cash flows for the three months ended December 31, 2009 and 2008 represent our financial position, results of operations and cash flows as of and for the periods then ended.
Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at December 31, 2009, actual results could differ from those estimates and operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be achieved for the fiscal year ending September 30, 2010. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.
In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2009.
In preparing the accompanying condensed consolidated financial statements, we have reviewed, as determined necessary by our management, events that have occurred after December 31, 2009, up until the issuance of the financial statements, which occurred on February 9, 2010. As of such date, our management was not aware of any subsequent events requiring additional disclosure.
NOTE 2 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that amended the accounting rules addressing revenue recognition for multiple-deliverable revenue arrangements by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. Additionally, the ASU provides for elimination of the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. A hierarchy for estimating such selling price is included in the update. This ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We plan to adopt this ASU in our fiscal year beginning October 1, 2010, however early adoption is permitted. We are currently evaluating whether this update will have an impact on our consolidated financial statements.
In October 2009, the FASB issued an ASU that provides a list of items to consider when determining whether the software and non-software components function together to deliver a product’s essential functionality. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We plan to adopt this ASU in our fiscal year beginning October 1, 2010, however early adoption is permitted. We are currently evaluating whether this update will have an impact on our consolidated financial statements.
In October 2009, we adopted authoritative accounting guidance providing clarification for measuring liabilities at fair value. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements. See Note 5 for additional information.
In October 2009, we adopted revised guidance regarding business combinations. This guidance, among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
NOTE 3 — GOODWILL
The carrying amount of goodwill by reportable segments as of both December 31, 2009 and September 30, 2009 is as follows (in thousands):

Retail Distribution Group	$207,166
Wholesale Distribution	334,288
Other	2,264

Total	$543,718

We account for goodwill and other intangibles in accordance with relevant authoritative accounting principles. Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of these intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. Goodwill and other intangibles are tested for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Our annual testing through fiscal years 2008 and 2007 indicated no impairment of goodwill had occurred, and we had no write-offs to goodwill or other intangible assets. As a result of the global economic uncertainty and credit crisis, we determined it necessary to evaluate goodwill for impairment as of December 31, 2008 as well as during our annual impairment testing. Based on these analyses we concluded that during fiscal 2009, the fair value of the Retail Distribution Group and other were below their respective carrying values, including goodwill. Consequently, we recorded a goodwill impairment charge of $107.0 million related to Retail Distribution Group and $7.5 million related to other bringing our total goodwill impairment charge for fiscal year 2009 to $114.5 million, which includes $25.0 million for the three months ended December 31, 2008. For the purposes of these analyses, our estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. We will not be required to make any current or future cash payments as a result of these impairment charges. We will continue to monitor if conditions exist that indicate additional potential impairment has occurred. If such conditions exist, we may be required to record additional impairments in the future and such impairments, if any, may be material.
Effective October 1, 2009, we combined our Hardlines and Lumber and Automotive segments into a single segment called the Retail Distribution Group (See Note 9). We have adjusted our prior period presentation accordingly to conform to the current period presentation.
NOTE 4 — DEBT
Total debt consisted of the following (in thousands):

	December 31,	September 30,
	2009	2009
Senior secured credit facility due 2013	$326,241	$331,227
Senior secured credit facility (incremental term loan) due 2013	66,359	67,373
Senior subordinated notes due 2016	114,295	114,295
Revolving credit facility due 2011	—	10,000

Total debt	506,895	522,895
Current portion	—	(5,886)

Total long-term debt, net of discount	$506,895	$517,009

Senior Secured Credit Agreement
We have a senior secured credit agreement that provides for (i) a seven-year term loan in the amount of $390.0 million payable on May 2, 2013, and (ii) a five-year revolving credit facility that permits loans in an aggregate amount of up to $40.0 million, which includes a $5.0 million letter of credit facility and a swing line facility. Principal amounts outstanding under the revolving credit facility are due and payable in full on May 2, 2011. In addition, subject to certain terms and conditions, the senior secured credit agreement provides for one or more uncommitted incremental term loans and/or revolving credit facilities in an aggregate amount not to exceed $75.0 million.

In August 2007, we borrowed the $75.0 million incremental term loan, which matures on May 2, 2013, as well as $20.0 million of the revolving credit facility. During the year ended September 30, 2009, we repaid $10.0 million in principal payments towards the revolving credit facility. During the three months ended December 31, 2009, we repaid the $10.0 million remaining outstanding principal balance on the revolving credit facility. Prior to fiscal year 2009, we did not make any principal repayments towards the revolving credit facility.
We may be required each year, generally concurrent with the filing of our Annual Report on Form 10-K, to make a mandatory principal repayment for the preceding fiscal year towards term loans equal to a specified percentage of excess cash flow depending on our actually attained ratio of consolidated total debt to EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the senior subordinated notes and our senior secured credit facilities), all as defined in the senior secured credit agreement. Any mandatory repayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year. Prior to fiscal year 2008, we did not have to make any mandatory repayments. For the period ended September 30, 2006 and for the fiscal years ended September 30, 2007, 2008 and 2009, we repaid $1.9 million, $25.2 million, $15.8 million, and $23.5 million, respectively, in principal towards the term loans. The fiscal year 2009 payments included approximately $3.3 million of fiscal year 2008 mandatory principal repayments and approximately $20.2 million of voluntary prepayments. For the three months ended December 31, 2009, we repaid $6.0 million in principal towards the term loans as a voluntary prepayment. As of September 30, 2009, we had classified approximately $5.9 million of term loans as current maturities resulting from our then current mandatory principal repayment calculations. Our mandatory repayment calculation as of the repayment date indicated that our earlier prepayments had fully satisfied all fiscal year 2009 excess cash flow-based payments, and, consequently, no mandatory repayment was due. As mentioned, we proceeded with a $6.0 million principal payment, all of which is considered a voluntary prepayment of fiscal year 2010 excess cash flow-based principal payments. Any future excess cash flow- based payments will be dependent upon our attained ratio of consolidated total debt to adjusted EBITDA, upon us generating excess cash flow, and/or upon us making voluntary prepayments, all as defined in the senior secured credit agreement.
The capital and credit markets have been experiencing extreme volatility and disruption during the past 18 months. These market conditions have, to a degree, affected our ability to borrow under our senior secured credit facility. On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”) and on November 1, 2009, CIT Group Inc. (“CIT”), filed petitions under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. On December 10, 2009, CIT confirmed that it had emerged from bankruptcy. A Lehman Brothers subsidiary, Lehman Commercial Paper Inc. (“Lehman CPI”) and a CIT subsidiary, The CIT Group/Equipment Financing, Inc. (“CIT Financing”), are lenders under our senior secured credit agreement, having provided commitments of $7.0 million and $7.5 million, respectively, under the revolving credit facility, of which no amounts were outstanding as of December 31, 2009. Although we have made no request for funding under the revolving credit facility since the filing of the bankruptcy petitions by Lehman Brothers or CIT, it is uncertain whether Lehman CPI or CIT Financing will participate in any future requests for funding or whether another lender might assume their commitments.
The borrowings under the senior secured credit agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank Trust Company Americas, and (2) the federal funds rate plus 0.50%; or (b) a reserve adjusted Eurodollar rate on deposits for periods of one-, two-, three-, or six-months (or, to the extent agreed to by each applicable lender, nine- or twelve-months or less than one month). The initial applicable margin for the borrowings is:
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

In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. As of December 31, 2009, our commitment fee was 0.375% per annum. We must also pay customary letter of credit fees for issued and outstanding letters of credit. As of December 31, 2009, we had $0.3 million of letters of credit issued and outstanding.
Substantially all of our assets and those of our subsidiaries are pledged as collateral under the senior secured credit agreement.
Derivative Instruments and Hedging Activities
Our objective in using interest rate swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At the time we entered into the senior secured credit agreement, we entered into four interest rate swaps to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2007, 2008 and 2009, interest rate swaps with a notional amount of $25.0 million, $30.0 million and $50.0 million, respectively, matured. As of December 31, 2009, we had outstanding interest rate swaps with a notional amount of $140.0 million. As of and for the three months ended December 31, 2009, there is no cumulative ineffectiveness related to these interest rate swaps.
We account for these interest rate swaps as cash flow hedges in accordance with relevant authoritative accounting principles. We estimate the fair value of the interest rate swaps based on quoted prices and market observable data of similar instruments. If the interest rate swap agreements are terminated prior to maturity, the fair value of the interest rate swaps recorded in accumulated other comprehensive income (loss) (“OCI”) may be recognized in the consolidated statements of operations based on an assessment of the agreements at the time of terminations. During the three months ended December 31, 2009, we did not discontinue any interest rate swaps. The realized gains and losses on these instruments are recorded in earnings as adjustments to interest expense. The unrealized gains and losses are recognized in OCI. For the three months ended December 31, 2009 and 2008, we recorded an unrealized gain of $1.8 million ($1.2 million net of tax) and an unrealized loss of $7.6 million ($4.6 million net of tax), respectively. At December 31, 2009, cumulative net unrealized losses of approximately $11.9 million, before taxes, were recorded in OCI, of which an estimated $6.7 million are expected to be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying transaction. To the extent any of the interest rate swaps are deemed ineffective, a portion of the unrealized gains and losses is recorded in interest expense rather than OCI.
The following table summarizes the derivative-related activity, excluding taxes, in OCI for the three months ended December 31, 2009 (in thousands):

Unrealized loss in OCI at September 30, 2009	$(13,723)
Net increase in fair value	1,825

Unrealized loss in OCI at December 31, 2009	$(11,898)

The following tables summarize the fair value and realized and unrealized losses of the interest rate swaps as of and for the three months ended December 31, 2009 (in thousands):

Fair Value of Derivative Instruments
		Derivative Assets		Derivative Liabilities
		Location in the		Location in the
		Condensed		Condensed
		Consolidated		Consolidated
	Notional Amount	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate swaps due November 2011	$140,000	Other assets	$—	Other liabilities	$(11,898)

Effect of Derivative Instruments on Condensed Consolidated Statements of Operations and OCI
			Gain recognized	Gain/(Loss) reclassified from OCI into
	Loss recognized in earnings (1)		in OCI	earnings (2)
	Location	Amount	Amount	Location	Amount
Interest rate swaps	Interest expense	$(2,029)	$1,825	Interest expense	$—

(1)	Includes amounts related to periodic settlements required under our derivative contracts.

(2)	Represents ineffectiveness related to the interest rate swaps.
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
During fiscal year 2009, we repurchased approximately $60.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $41.1 million (including accrued interest). The repurchased notes have been retired. There were no repurchases of notes during the three months ended December 31, 2009 and 2008. As a result of these repurchases, senior subordinated notes representing $114.3 million in principal amount were outstanding as of December 31, 2009.
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
The terms of the senior secured credit agreement and the indenture governing the senior subordinated notes restrict certain activities by us, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets and transactions with affiliates. In addition, the senior secured credit agreement requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The senior secured credit agreement and the indenture also contain certain customary affirmative covenants and events of default. At December 31, 2009, we were in compliance with all of the senior secured credit agreement’s and the indenture’s covenants.
Compliance with these covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. Based on our forecast for the remainder of fiscal year 2010, we currently anticipate that we will be able to meet or exceed these financial tests and covenants during this period. This expectation is based on our cost and revenue expectations for fiscal year 2010, which include certain cost cutting initiatives. Should the current economic conditions cause our business or our vertical markets to deteriorate beyond our expectations or should our cost cutting initiatives prove insufficient we may not be able to satisfy these financial tests and covenants.
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
NOTE 5 — FAIR VALUE
We measure fair value based on authoritative accounting guidance, which defines fair value, establishes a framework for measuring fair value as well as expands on required disclosures regarding fair value measurements. In October 2009, we adopted authoritative accounting guidance providing clarification for measuring fair value when a quoted price in an active market for the identical liability is not available. It also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This guidance did not have a material impact on our fair value measurements.
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
Our Level 1 assets and liabilities consist of cash equivalents, which are primarily invested in money market funds, deferred compensation assets, which consist of corporate-owned life insurance policies that are valued at their net cash surrender value, and deferred compensation liabilities, valued based on various publicly traded mutual funds. These assets and liabilities are classified as Level 1 because they are valued using quoted prices and other relevant information generated by market transactions involving identical assets and liabilities.
We use derivative financial instruments, specifically interest rate swaps, for non-trading purposes. We entered into interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations arising from previously un-hedged interest payments associated with floating rate debt. We account for the interest rate swaps discussed above under Note 4 as cash flow hedges. Derivative contracts with negative net fair values are recorded in other liabilities. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. We have determined that our derivative valuation in its entirety should be classified as Level 2.
We record adjustments to appropriately reflect our nonperformance risk and the respective counterparty’s nonperformance risk in our fair value measurements. As of December 31, 2009, we have assessed the significance of the impact of nonperformance risk on the overall valuation of our derivative position and have determined that it is not significant to the overall valuation of the derivatives.
The fair value of our cash equivalents, deferred compensation plan assets and liabilities and interest rate swaps was determined using the following inputs as of December 31, 2009 (in thousands):

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable	Unobservable
	Assets and Liabilities	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets:
Cash equivalents (1)	$15,658	$—	$—	$15,658
Deferred compensation plan assets (2)	2,472	—	—	2,472

Liabilities:
Interest rate swap due 2011(3)	—	(11,898)	—	(11,898)
Deferred compensation plan liabilities(3)	(1,926)	—	—	(1,926)

Total	$16,204	$(11,898)	$—	$4,306

(1)	Included in cash and cash equivalents in our condensed consolidated balance sheet.

(2)	Included in other assets in our condensed consolidated balance sheet.

(3)	Included in other liabilities in our condensed consolidated balance sheet.
Other Financial Assets and Liabilities
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.
Long-term debt as of December 31, 2009 had a carrying amount of $506.9 million and fair value of $482.9 million. As of September 30, 2009, long-term debt, including current-portion of long-term debt, had a carrying amount of $522.9 million and fair value of $498.9 million. The carrying amount is based on interest rates available upon the date of the issuance of debt and is reported in the consolidated balance sheets. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.
NOTE 6 — INCOME TAXES
We recorded a provision for income tax expense of $3.4 million and $0.2 million for the three months ended December 31, 2009 and 2008, respectively. This tax provision was derived by applying an estimated worldwide effective tax rate against consolidated income before income taxes for the three months ended December 31, 2009 and 2008, respectively. The estimated worldwide effective tax rate contemplated estimated variances from the U.S. federal statutory rate for the fiscal year ending September 30, 2010, including the impact of permanently non-deductible expenses, estimated changes in valuation allowances against deferred tax assets, and state income taxes. The provision for income tax was further adjusted by period events occurring during the quarter including unrecognized tax benefits.
Our condensed consolidated balance sheet included unrecognized tax benefits (excluding interest and penalties, classified in other non-current liabilities) of approximately $2.6 million as of both December 31, 2009 and September 30, 2009. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $2.3 million and $1.7 million as of December 31, 2009 and September 30, 2009, respectively. The tax years 2008 and 2009 remain open to examination by the major taxing jurisdictions to which we are subject, and we are not currently under U.S. federal examination for any tax year.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The balance of accrued interest and penalties was approximately $0.3 million as of December 31, 2009 and September 30, 2009.

It is reasonably possible as of December 31, 2009 that the unrecognized tax benefits will decrease by approximately $0.8 million within the next twelve months, primarily due to tax positions relating to certain tax credits and positions relating to transfer pricing. A significant portion of these unrecognized tax benefits would be recorded as an adjustment to the valuation allowance.
NOTE 7 — EMPLOYEE STOCK PLANS
Stock-based Compensation Expense
The following table summarizes stock-based compensation expense for the three months ended December 31, 2009 and 2008 and its allocation within the condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended
	December 31,
	2009	2008
Cost of revenues
Systems	$8	$10
Services	61	49
Operating expenses
Sales and marketing	366	228
Product development	77	76
General and administrative	486	700

Total	$998	$1,063

We also recognized a total income tax benefit in the condensed consolidated statements of operations and comprehensive income (loss) related to the total stock-based compensation expense amounts above, of approximately $0.4 million for both the three months ended December 31, 2009 and 2008.
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
The fair value of each award granted from the Activant Group Inc. 2006 Stock Incentive Plan (the “2006 Option Plan”), during the three months ended December 31, 2009 and 2008 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended December 31,
	2009		2008
Expected term	6.66	years	6.66	years
Expected volatility	55.00%		72.00%
Expected dividends	0.00%		0.00%
Risk-free rate	2.69%		1.55%
The weighted-average estimated grant date fair value, as defined by SFAS No. 123(R), for employee stock options granted under the 2006 Option Plans during the three months ended December 31, 2009 and 2008 were $2.41 per share and $3.10 per share, respectively.
NOTE 8 — RESTRUCTURING COSTS
During the three months ended December 31, 2009, our management approved restructuring plans for eliminating certain employee positions and consolidation of an excess facility with the intent to continue to streamline and focus our operations and to more properly align our cost structure with current business conditions and our projected future revenue streams. These plans included the elimination of approximately 70 employee positions and the consolidation of space within one facility location. As of December 31, 2009, approximately a third of the affected employees had been notified and terminated, and the facility consolidation had been completed. In accordance with relevant authoritative accounting principles, we recorded restructuring charges of approximately $0.9 million for the three months ended December 31, 2009, related to workforce reductions (comprised of severance and related benefits) and the facility consolidation, including additional charges for past actions related to certain employee termination benefits that are required to be accrued from the time of notification through the date specified in the benefit. All restructuring charges were recorded in “Restructuring Costs” in the condensed consolidated statements of operations and comprehensive income (loss). During January 2010, substantially all the remaining affected employees were notified and terminated. Absent any additional restructuring related actions taken, we estimate recording approximately $0.8 million of additional “Restructuring costs” related to this action in the condensed consolidated statement of operation and comprehensive income (loss) in the three months ending March 31, 2010.
Our restructuring liability at December 31, 2009, was approximately $1.4 million and the changes in our restructuring liabilities for the three months then ended were as follows (in thousands):

	Balance at			Balance at
	September 30,	Restructuring		December 31,
	2009	Charges	Payments	2009
2010 Actions — Severance and Related Benefits	$—	$721	$(231)	$490
2010 Actions — Facility Closings	—	168	(11)	157
2009 Actions — Severance and Related Benefits	30	—	(15)	15
2009 Actions — Facility Closings	812	21	(167)	666
2008 Actions — Severance and Related Benefits	45	—	(17)	28

	$887	$910	$(441)	$1,356

NOTE 9 — SEGMENT REPORTING
We are a leading provider of business management solutions to wholesale and retail distribution businesses. We have developed substantial expertise in serving businesses with complex distribution and retail requirements in two primary vertical markets: retail distribution and wholesale distribution, which are considered our segments for reporting purposes. These segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in authoritative accounting guidance regarding segments. We previously considered our segments to represent three primary vertical markets: hardlines and lumber, wholesale distribution and automotive. On October 1, 2009 we combined our Hardlines and Lumber and Automotive segments to create our Retail Distribution Group segment. We believe these segments more accurately reflect the manner in which our management views and evaluates the business. The prior period has been reclassified to conform to the current period presentation.
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
A description of the businesses served by each of our reportable segments follows:
•
Retail Distribution Group segment — The retail distribution vertical market consists of independent hardware retailers; home improvement centers; paint, glass and wallpaper stores; farm supply stores; retail nurseries and garden centers; independent lumber and building material dealers; pharmacies; and other specialty retailers, primarily in the United States, as well as customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks; and includes manufacturers, warehouse distributors, parts stores, professional installers in North America, the United Kingdom and Ireland, as well as several chains in North America.

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
Our reportable segment financial information for the three months ended December 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended December 31, 2009				Three Months Ended December 31, 2008
	Retail				Retail
	Distribution	Wholesale			Distribution	Wholesale
	Group	Distribution	Other	Total	Group	Distribution	Other	Total
Revenues	$52,075	$36,049	$3,475	$91,599	$53,912	$38,399	$3,955	$96,266
Contribution margin	$16,309	$15,123	$1,525	$32,957	$15,687	$14,408	$1,921	$32,016
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
The reconciliation of total segment contribution margin to our income (loss) before income taxes is as follows (in thousands):

	Three Months Ended December 31,
	2009	2008
Segment contribution margin	$32,957	$32,016
Corporate and unallocated costs	(5,964)	(5,562)
Stock-based compensation expense	(998)	(1,063)
Depreciation and amortization	(9,562)	(9,705)
Impairment of goodwill	—	(25,000)
Acquisition related costs	—	(176)
Restructuring costs	(910)	(1,758)
Interest expense	(7,919)	(12,988)
Other income (expense), net	289	(329)

Income (loss) before income taxes	$7,893	$(24,565)

NOTE 10 — GUARANTOR CONSOLIDATION
The senior secured credit agreement and the senior subordinated notes are guaranteed by our existing, wholly-owned domestic subsidiaries HM COOP LLC, Activant Wholesale Distribution Solutions Inc., Speedware Group, Inc. and Speedware America, Inc. (collectively, the “Guarantors”). Since September 30, 2006, (i) the following subsidiaries have been merged into Activant Solutions Inc.: Triad Systems Financial Corporation, Triad Data Corporation, CCI/TRIAD Gem, Inc., Enterprise Computer Systems, Inc., Speedware Holdings, Inc., CCI/ARD, Inc., Triad Systems Corporation, and Speedware USA, Inc.; and (ii) the following subsidiaries have been merged into Activant Wholesale Distribution Solutions Inc. (formerly known as Prophet 21 New Jersey, Inc.): Prophet 21 Investment Corporation, Prophet 21 Canada, Inc., SDI Merger Corporation, Distributor Information Systems Corporation, Trade Service Systems, Inc., STANPak Systems, Inc., Prelude Systems Inc. and Greenland Holding Corp. Our other subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the senior secured credit agreement and the senior subordinated notes. The accompanying condensed consolidating balance sheets as of December 31, 2009 and September 30, 2009 and the accompanying condensed consolidating statements of operations and cash flows for the three months ended December 31, 2009 and 2008 represent the financial position, results of operations and cash flows of our Guarantors and Non-Guarantors.
Condensed Consolidating Balance Sheet as of December 31, 2009

	Guarantor
	Principal		Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$28,625	$365	$3,327	$—	$32,317
Trade accounts receivable, net of allowance for doubtful accounts	16,803	14,023	3,286	—	34,112
Inventories	4,764	1,168	266	—	6,198
Deferred income taxes	1,779	845	29	—	2,653
Prepaid expenses and other current assets	5,915	650	273	—	6,838

Total current assets	57,886	17,051	7,181	—	82,118

Property and equipment, net	5,087	519	184	—	5,790
Intangible assets, net	163,662	21,440	1,477	—	186,579
Goodwill	448,840	91,956	(3,115)	6,037	543,718
Investments in subsidiaries	16,769	—	—	(16,769)	—
Intercompany receivables (payables)	(88,338)	93,239	(4,901)	—	—
Deferred financing costs	8,351	—	—	—	8,351
Other assets	3,706	181	18	—	3,905

Total assets	$615,963	$224,386	$844	$(10,732)	$830,461

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$18,320	$1,492	$(112)	$—	$19,700
Payroll related accruals	2,829	10,941	1,579	—	15,349
Deferred revenue	10,520	19,712	2,925	—	33,157
Accrued expenses and other current liabilities	11,977	974	(872)	—	12,079

Total current liabilities	43,646	33,119	3,520	—	80,285

Long-term debt	506,895	—	—	—	506,895
Deferred tax and other liabilities	75,920	(3,055)	(2,838)	—	70,027

Total liabilities	626,461	30,064	682	—	657,207

Total stockholder’s equity (deficit)	(10,498)	194,322	162	(10,732)	173,254

Total liabilities and stockholder’s equity (deficit)	$615,963	$224,386	$844	$(10,732)	$830,461

Condensed Consolidating Balance Sheet as of September 30, 2009

	Guarantor
	Principal		Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$42,001	$215	$2,357	$—	$44,573
Trade accounts receivable, net of allowance for doubtful accounts	16,811	14,383	3,218	—	34,412
Inventories	3,576	1,185	224	—	4,985
Deferred income taxes	3,057	1,217	11	—	4,285
Prepaid expenses and other current assets	4,935	454	135	—	5,524

Total current assets	70,380	17,454	5,945	—	93,779

Property and equipment, net	5,347	518	208	—	6,073
Intangible assets, net	167,675	23,134	1,585	—	192,394
Goodwill	448,840	91,956	(3,115)	6,037	543,718
Investments in subsidiaries	16,769	—	—	(16,769)	—
Intercompany receivables (payables)	(89,248)	99,035	(9,787)	—	—
Deferred financing costs	8,903	—	—	—	8,903
Other assets	3,036	181	—	—	3,217

Total assets	$631,702	$232,278	$(5,164)	$(10,732)	$848,084

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$16,456	$1,635	$(61)	$—	$18,030
Payroll related accruals	(13,401)	29,850	1,338	—	17,787
Deferred revenue	9,142	20,021	2,491	—	31,654
Current portion of long-term debt	5,886	—	—	—	5,886
Accrued expenses and other current liabilities	18,650	1,177	(1,665)	—	18,162

Total current liabilities	36,733	52,683	2,103	—	91,519

Long-term debt	517,009	—	—	—	517,009
Deferred tax and other liabilities	78,895	(2,723)	(3,146)	—	73,026

Total liabilities	632,637	49,960	(1,043)	—	681,554

Total stockholder’s equity (deficit)	(935)	182,318	(4,121)	(10,732)	166,530

Total liabilities and stockholder’s equity (deficit)	$631,702	$232,278	$(5,164)	$(10,732)	$848,084

Condensed Consolidating Statement of Operations for the Three Months Ended December 31, 2009

	Guarantor
	Principal		Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$17,017	$10,605	$1,130	$—	$28,752
Services	34,358	24,611	3,878	—	62,847

Total revenues	51,375	35,216	5,008	—	91,599

Cost of revenues:
Systems	9,121	5,170	1,225	—	15,516
Services	12,537	5,602	1,853	—	19,992

Total cost of revenues	21,658	10,772	3,078	—	35,508

Gross profit	29,717	24,444	1,930	—	56,091

Operating expenses:
Sales and marketing	8,392	5,111	1,291	—	14,794
Product development	3,695	4,664	725	—	9,084
General and administrative	5,693	352	173	—	6,218
Depreciation and amortization	7,659	1,752	151	—	9,562
Restructuring costs	277	89	544	—	910

Total operating expenses	25,716	11,968	2,884	—	40,568

Operating income (loss)	4,001	12,476	(954)	—	15,523

Interest expense	(7,915)	(4)	—	—	(7,919)
Other income (expense), net	(5,655)	83	5,861	—	289

Income (loss) before income taxes	(9,569)	12,555	4,907	—	7,893
Income tax expense	2,202	551	618	—	3,371

Net income (loss)	$(11,771)	$12,004	$4,289	$—	$4,522

Condensed Consolidating Statement of Operations for the Three Months Ended December 31, 2008

	Guarantor
	Principal		Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$18,012	$13,740	$1,780	$—	$33,532
Services	34,766	23,999	3,969	—	62,734

Total revenues	52,778	37,739	5,749	—	96,266

Cost of revenues:
Systems	10,093	6,420	1,309	—	17,822
Services	13,828	6,642	1,535	—	22,005

Total cost of revenues	23,921	13,062	2,844	—	39,827

Gross profit	28,857	24,677	2,905	—	56,439

Operating expenses:
Sales and marketing	8,737	5,578	1,004	—	15,319
Product development	4,121	5,204	674	—	9,999
General and administrative	5,058	390	282	—	5,730
Depreciation and amortization	7,708	1,821	176	—	9,705
Impairment of goodwill	25,000	—	—	—	25,000
Acquisition related costs	41	33	102	—	176
Restructuring costs	923	53	782	—	1,758

Total operating expenses	51,588	13,079	3,020	—	67,687

Operating income (loss)	(22,731)	11,598	(115)	—	(11,248)

Interest expense	(12,983)	(4)	(1)	—	(12,988)
Other expense, net	(217)	(46)	(66)	—	(329)

Income (loss) before income taxes	(35,931)	11,548	(182)	—	(24,565)
Income tax expense	230	1	5	—	236

Net income (loss)	$(36,161)	$11,547	$(187)	$—	$(24,801)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended December 31, 2009

	Guarantor
	Principal		Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$6,003	$211	$977	$—	$7,191

Investing activities:
Purchase of property and equipment	(785)	(61)	(7)	—	(853)
Capitalized computer software costs and databases	(2,594)	—	—	—	(2,594)

Net cash used in investing activities	(3,379)	(61)	(7)	—	(3,447)

Financing activities:
Payment on long-term debt	(16,000)	—	—	—	(16,000)

Net cash used in financing activities	(16,000)	—	—	—	(16,000)

Net change in cash and cash equivalents	(13,376)	150	970	—	(12,256)
Cash and cash equivalents, beginning of period	42,001	215	2,357	—	44,573

Cash and cash equivalents, end of period	$28,625	$365	$3,327	$—	$32,317

Condensed Consolidating Statement of Cash Flows for the Three Months Ended December 31, 2008

	Guarantor
	Principal		Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$10,063	$(2,149)	$695	$—	$8,609

Investing activities:
Purchase of property and equipment	(488)			—	(488)
Capitalized computer software costs and databases	(1,905)	—	—	—	(1,905)

Net cash used in investing activities	(2,393)			—	(2,393)

Financing activities:
Payment on long-term debt	(3,512)	—	—	—	(3,512)
Repurchase of Activant Group common stock	(14)	—	—	—	(14)

Net cash used in financing activities	(3,526)	—	—	—	(3,526)

Net change in cash and cash equivalents	4,144	(2,149)	695	—	2,690
Cash and cash equivalents, beginning of period	55,926	2,931	5,932	—	64,789

Cash and cash equivalents, end of period	$60,070	$782	$6,627	$—	$67,479

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our financial statements and related notes included above. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Part I, Item 1A — Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
Overview
We are a leading provider of business management solutions to wholesale and retail distribution businesses. We have developed substantial expertise in serving businesses with complex distribution and retail requirements in two primary vertical markets: retail distribution and wholesale distribution, which we consider our segments for reporting purposes. These segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in authoritative accounting guidance regarding segments. We previously considered our segments to represent three primary vertical markets: hardlines and lumber, wholesale distribution and automotive. On October 1, 2009, we combined our Hardlines and Lumber and Automotive segments to create our Retail Distribution Group segment. We believe these segments more accurately reflect the manner in which our management views and evaluates the business. The prior period has been reclassified to conform to the current period presentation.
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
Our revenues are primarily derived from customers that operate in two markets — retail distribution and wholesale distribution. We also derive revenue from our productivity tools business, which we include in other.
▪
The retail distribution market consists of a range of specialty retail and distribution vertical markets, primarily in the United States, including independent hardware retailers; home improvement centers; paint, glass and wallpaper stores; farm supply stores; retail nurseries and garden centers; independent lumber and building material dealers; pharmacies; and other specialty retailers, and includes manufacturers, warehouse distributors, parts stores, professional installers in North America, the United Kingdom and Ireland, as well as several chains in North America. For the three months ended December 31, 2009, we generated approximately 56.9% of our total revenues from the retail distribution vertical market.

▪
The wholesale distribution market consists of a range of distributors including electrical supply; plumbing; medical supply; heating and air conditioning; tile; industrial machinery and equipment; industrial supplies; fluid power; janitorial and sanitation products; paper and packaging; and service establishment equipment vendors, primarily in the United States. For the three months ended December 31, 2009, we generated approximately 39.3% of our total revenues from the wholesale distribution vertical market.

▪
Other primarily consists of our productivity tools business, which is involved with software migration services and application development tools. For the three months ended December 31, 2009, we generated approximately 3.8% of our total revenues from other.

Using a combination of proprietary software and extensive expertise in these markets, we provide complete business management solutions consisting of tailored systems, product support and content and supply chain services designed to meet the unique requirements of our customers. Our fully integrated systems and services include point-of-sale, inventory management, general accounting and enhanced data management that enable our customers to manage their day-to-day operations. Our revenues are derived from the following business management solutions:
•	Systems, which is comprised primarily of proprietary software applications, professional services, training, and third-party software and which may include hardware and peripherals and forms.

•
Services, which is comprised primarily of product support, content, and supply chain services. Product support services are comprised of customer support activities, including software, hardware and network support through our help desk, software updates, preventive and remedial on-site maintenance and depot repair services. Our content services are comprised of proprietary database and data management products such as our comprehensive electronic automotive parts and applications catalog and point-of-sale business analysis data. Supply chain services are comprised of connectivity services, e-commerce, networking and security monitoring management solutions. We generally provide our services on a subscription basis, and accordingly, revenues are generally recurring in nature.

Cost of Revenues
Our cost of revenues and gross margins are derived from systems and services as follows:
▪
Cost of systems revenues and systems gross margins — Cost of systems revenues consists primarily of direct costs of software duplication, our logistics organization, cost of hardware where applicable, salary related costs of professional services and installation personnel, royalty payments, and allocated overhead expenses.

▪
Cost of services revenues and services gross margins — Cost of services revenues primarily consist of material and direct labor associated with our help desk, material and labor and production costs associated with our automotive catalog and allocated overhead expenses. Generally, our services revenues have a higher gross margin than our systems revenues.

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
▪
Sales and marketing — Sales and marketing expense consists primarily of salaries and bonuses, commissions for our sales force, stock-based compensation expense, marketing expenses and allocated overhead expenses. Our marketing approach is to develop strategic relationships, as well as endorsement and alliance agreements, with many of the well-known market participants in the vertical markets that we serve. The goal of these programs is to enhance the productivity of our sales teams and to create leveraged selling opportunities for system sales and content and supply chain offerings.

▪
Product development — Product development expense consists primarily of salaries and bonuses, stock-based compensation expense, outside services and allocated overhead expenses. Our product development strategy includes development of additional functionality for our existing products as well as developing new products for our existing customer base and prospective new customers.

▪
General and administrative — General and administrative expense primarily consists of salaries and bonuses, stock-based compensation expense, telecommunication costs, facility and information technology allocations, finance, human resource and legal services.

▪
Depreciation and amortization — Depreciation and amortization expense consists of depreciation of our fixed assets and amortization of our intangible assets. Depreciation and amortization are not allocated to our segments.

▪
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

▪
Acquisition related costs — Acquisition related costs primarily consist of consulting fees and other professional services incurred in connection with systems integration activities related to prior acquisitions. Acquisition related costs are not allocated to our segments.

▪
Restructuring costs — Restructuring costs relate to management approved restructuring actions to eliminate certain employee positions and to consolidate certain excess facilities with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams. Restructuring costs are not allocated to our segments.

Non-Operating Expenses
Our non-operating expenses consist of the following:
▪	Interest expense — Interest expense represents interest on our outstanding debt as a result of our 2006 merger with Activant Solutions Holdings Inc. and prior acquisitions.

▪
Other income (expense), net — Other income (expense), net primarily consist of interest income, other non-income based taxes, foreign currency gains or losses and gains or losses on marketable securities.

▪	Income tax expense — Income tax expense is based on state, federal and foreign taxable income determined in accordance with current enacted laws and tax rates.
General Business Conditions and Trends
We believe the U.S. economic recovery will likely be slow and fragile. While producer sentiment, the residential housing market, and buildup of inventories support economic growth, other indicators, such as unemployment, consumer confidence, diminished credit quality, the continuing foreclosure crisis, and a deepening commercial real estate downturn are countervailing factors that may continue to dampen the recovery. The broader macroeconomic environment has impacted our performance in the vertical markets we serve, and we expect it will likely affect the industries we serve and our performance in those industries, for fiscal 2010 and potentially beyond.
We continue to see customer caution in making capital expenditure decisions. This customer caution resulted in longer selling cycles and in many instances no decision-making by the customer. While we have recently seen the length of selling cycles improve, we also see our customer base challenged with, among other things, lack of access to adequate credit and higher attrition due to bankruptcies, business shutdowns and consolidation. We saw the macroeconomic weakness first impact our retail distribution vertical, which is now showing some early signs of improving. Our wholesale distribution vertical has more recently seen the impact of the slowdown in commercial real estate, construction and other sectors. At the same time, we have seen larger strategic transactions across our verticals, as certain larger players begin to invest in their businesses to enhance their efficiencies in anticipation of an economic recovery.
We have proactively addressed our cost model as we faced these marketplace and revenue uncertainties. Over the past two years our management implemented restructuring actions primarily related to eliminating certain employee positions and consolidating certain excess facilities. We also benefited from our intense focus on managing our discretionary expenses. In addition to the aforementioned restructuring actions, we have continued to reduce operating expenses wherever possible; primarily commissions, discretionary travel expenses, and certain benefits.
Demand for our systems and support offerings are correlated with the economic conditions in each vertical market and the global macroeconomic conditions. We will continue to focus on executing in the areas we can control by continuing to provide high value products and services while managing our expenses. Despite the challenging economic environment and corresponding reduction in revenue, cash provided by operating activities remained strong for the three months ended December 31, 2009.
If the macroeconomic environment recovery continues to be slow, it will likely continue to have a negative effect on our revenue and may have a negative effect on our operating margin growth rate. If this were to occur it may impact our ability to meet certain financial tests under our senior secured credit agreement and the indenture governing our senior subordinated notes. Based on our forecast for fiscal year 2010, we currently anticipate that we will be able to meet or exceed these financial tests and covenants during this period.
Historical Results of Operations
Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008
Total revenues
Our Retail Distribution Group and Wholesale Distribution segments accounted for approximately 56.9% and 39.3%, respectively, of our revenues during the three months ended December 31, 2009. This compares to the three months ended December 31, 2008, where our Retail Distribution Group and Wholesale Distribution segments accounted for approximately 56.0% and 39.9%, respectively, of our revenues. See Note 9 to our unaudited condensed consolidated financial statements for further information on our segments, including a summary of our segment revenues and contribution margin.

The following table sets forth, for the periods indicated, our segment revenues by business management solution and the variance thereof (in thousands):

	Three Months Ended December 31,
	2009	2008	Variance $	Variance %
Retail Distribution Group revenues:
Systems	$15,979	$17,372	$(1,393)	(8.0)%
Services	36,096	36,540	(444)	(1.2)%

Total Retail Distribution Group revenues	$52,075	$53,912	$(1,837)	(3.4)%

Wholesale Distribution revenues:
Systems	$10,661	$13,740	$(3,079)	(22.4)%
Services	25,388	24,659	729	3.0%

Total Wholesale Distribution revenues	$36,049	$38,399	$(2,350)	(6.1)%

Other revenues:
Systems	$2,112	$2,420	$(308)	(12.7)%
Services	1,363	1,535	(172)	(11.2)%

Total Other revenues	$3,475	$3,955	$(480)	(12.1)%

Total revenues:
Systems	$28,752	$33,532	$(4,780)	(14.3)%
Services	62,847	62,734	113	0.2%

Total revenues	$91,599	$96,266	$(4,667)	(4.8)%

Total revenues for the three months ended December 31, 2009 decreased by $4.7 million, or 4.8%, compared to the three months ended December 31, 2008. The decrease in revenues over the comparable period a year ago is primarily a result of an overall decrease in systems sales as well as a slight decrease in services revenues in the Retail Distribution Group, partially offset by an increase in services revenues in Wholesale Distribution.
▪
Retail Distribution Group revenues — Retail Distribution Group revenues decreased by $1.8 million, or 3.4%. The systems revenue decrease was attributed to delayed revenue recognition on certain system sales made during the quarter, a reduction in the volume of new system sales primarily in the automotive market as a result of our customers exercising caution on making capital expenditures, extended customer sales cycles, and access to credit due to the weak economy, partially offset by stronger sales of additional products and modules. Services revenue experienced a decrease primarily as a result of contractual price reductions, lower customer retention rates due to the global economic downturn and known attrition of a major customer, General Parts, Inc.

▪
Wholesale Distribution revenues — Wholesale Distribution revenues decreased by $2.4 million, or 6.1%. The systems revenue decrease was substantially attributable to a reduction in the volume and lower average selling price of new system sales, primarily due to a lagging decline due to the ongoing slowdown in the commercial, construction and other sectors as well as extended customer sales cycles partially offset by the sale of additional products and modules. Services revenues increased primarily as a result of our price increases for support services partially offset by lower customer retention rates due to the global economic downturn.

▪
Other revenues — Other revenues decreased $0.5 million, or 12.1%, driven primarily by prospective customers slowing down planned system migrations due to Hewlett-Packard’s continued support of one of its legacy systems.

Total cost of revenues and gross margins as a percentage of revenues
The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues (in thousands):

	Three Months Ended December 31,
	2009	2008	Variance
Cost of systems revenues	$15,516	$17,822	$(2,306)
Systems gross margins	46.0%	46.9%

Cost of services revenues	$19,992	$22,005	$(2,013)
Services gross margins	68.2%	64.9%

Total cost of revenues	$35,508	$39,827	$(4,319)
Total gross margins	61.2%	58.6%
▪
Cost of systems revenues and systems gross margins — Cost of systems revenues decreased by $2.3 million primarily a result of lower direct costs associated with lower overall systems revenues. System gross margins decreased by 0.9 percentage points in the three months ended December 31, 2009 from the comparable period a year ago. The decrease is primarily attributable to a higher mix of hardware equipment sales with lower gross margins than our license sales.

▪
Cost of services revenues and services gross margins — Cost of services revenues decreased by $2.0 million primarily a result of labor related cost reductions on legacy platforms and reductions in third party maintenance and support costs. Services gross margins increased by 3.3 percentage points in the three months ended December 31, 2009 from the comparable period a year ago as a result of service price increases and reductions in labor related costs in legacy products and third party maintenance and support costs.

Total operating expenses
The following table sets forth, for the periods indicated, operating expenses and the variance thereof (in thousands):

	Three Months Ended December 31,
	2009	2008	Variance $	Variance %
Sales and marketing	$14,794	$15,319	$(525)	(3.4)%
Product development	9,084	9,999	(915)	(9.1)%
General and administrative	6,218	5,730	488	8.5%
Depreciation and amortization	9,562	9,705	(143)	(1.5)%
Impairment of goodwill	—	25,000	(25,000)	(100.0)%
Acquisition related costs	—	176	(176)	(100.0)%
Restructuring costs	910	1,758	(848)	(48.2)%

Total operating expenses	$40,568	$67,687	$(27,119)	(40.1)%

Total operating expenses decreased by $27.1 million, or 40.1%, for the three months ended December 31, 2009, compared to the three months ended December 31, 2008. The decrease was driven primarily by the impairment of goodwill in the prior year, lower restructuring costs, reduced salary related expenses in sales and marketing and product development and increased software development capitalization, partially offset by higher legal, bonus and insurance costs.
▪
Sales and marketing —Sales and marketing expenses decreased by $0.5 million, or 3.4%, for the three months ended December 31, 2009 compared to the three months ended December 31, 2008. The decrease was primarily the result of a $0.7 million reduction in salary related expenses and a $0.2 million reduction in travel expenses, partially offset by a $0.5 million increase in commissions.

▪
Product development —Product development expenses decreased $0.9 million, or 9.1%, for the three months ended December 31, 2009 compared to the three months ended December 31, 2008. The decrease was primarily the result of a $0.4 million reduction in salary related costs and lower software development expenses of $0.6 million as a result of more of these costs being capitalized.

▪
General and administrative —General and administrative expenses increased by $0.5 million, or 8.5%, for the three months ended December 31, 2009 compared to the three months ended December 31, 2008. The increase is primarily the result of $0.3 million in a one-time insurance cost reduction in the prior year, $0.3 million in bonus expense and $0.2 million in legal fees and outsourced services partially offset by $0.2 million in stock compensation expenses and $0.1 million in relocation expenses.

▪
Depreciation and amortization —Depreciation and amortization is not allocated to our segments. Depreciation and amortization expense was $9.6 million for the three months ended December 31, 2009 compared to $9.7 million for the three months ended December 31, 2008.

▪
Acquisition related costs — There were no acquisition related costs for the three months ended December 31, 2009 compared to $0.2 million in the three months ended December 31, 2008. The prior year costs primarily included consulting fees and other professional services incurred in connection with systems integration activities related to Eclipse.

▪
Impairment of goodwill — Due to the continuing global economic uncertainty and credit crisis and the significant decrease in the level of overall spending, including spending in the vertical markets that we serve, we determined it necessary to evaluate goodwill for impairment as of December 31, 2008. We recorded a goodwill impairment charge of $25.0 million in the Retail Distribution Group during the three months ended December 31, 2008. See Note 3 to our unaudited condensed consolidated financial statements. We had no similar charges in the three months ended December 31, 2009.

▪
Restructuring costs — During fiscal years 2010 and 2009, our management approved restructuring actions primarily related to eliminating certain employee positions and consolidating certain excess facilities with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams. During the three months ended December 31, 2009 and 2008, we recorded restructuring charges of approximately $0.9 million and $1.8 million, respectively. See Note 8 to our unaudited condensed consolidated financial statements.

Interest expense
Interest expense for the three months ended December 31, 2009 and 2008 was $7.9 million and $13.0 million, respectively. The decrease in interest expense was primarily a result of the reduction in our outstanding debt as a result of principal payments and repurchases of our existing debt made in the past twelve months totaling approximately $106.7 million.
Other income (expense), net
Other income (expense), net for the three months ended December 31, 2009 was income of $0.3 million compared to an expense of $0.3 million in the three months ended December 31, 2008. The increase was primarily a result of foreign currency gains of approximately $0.4 million for the three months ended December 31, 2009 compared to $0.2 million of foreign currency losses during the three months ended December 31, 2008.
Income tax expense
We recognized income tax expense of $3.4 million, or 42.7% of pre-tax income, for the three months ended December 31, 2009 compared to income tax expense of $0.2 million, or 54.3% of pre-tax income, excluding goodwill impairment, in the comparable period in 2008. During the three months ended December 31, 2009, the increase in income tax expense is due primarily to higher pre-tax income and lower interest expense partially offset by a decrease in the effective tax rate. Our effective tax rate for the three months ended December 31, 2009 differed from the statutory rate primarily due to state taxes, net of U.S. federal income tax benefit. Substantially all of our operating income was generated from domestic operations during the three months ended December 31, 2009 and 2008. As of December 31, 2009, we had $24.4 million of federal and state loss carry-forwards that expire between 2010 and 2028 and $2.0 million of foreign business tax credit carry-forwards that expire between 2014 and 2018, if not utilized earlier. As of December 31, 2009, we also had foreign net operating loss carry-forwards of $2.7 million expiring between 2026 and 2028, and $20.8 million that are not subject to expiration. Undistributed earnings, if any, of our foreign subsidiaries are considered to be permanently reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. See Note 6 to our unaudited condensed consolidated financial statements for additional information about income taxes.
Contribution margin
The results of the reportable segments are derived directly from our management reporting system. The results are based on our method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our management measures the performance of each segment based on several metrics, including contribution margin as defined below, which is not a financial measure calculated in accordance with GAAP. Asset data is not reviewed by our management at the segment level and therefore is not included.
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
Contribution margin for the three months ended December 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended December 31,
	2009	2008	Variance $	Variance %
Retail Distribution Group	$16,309	$15,687	$622	4.0%
Wholesale Distribution	15,123	14,408	715	5.0%
Other	1,525	1,921	(396)	(20.6)%

Total contribution margin	$32,957	$32,016	$941	2.9%

▪
Retail Distribution Group contribution margin — The contribution margin for Retail Distribution Group increased by $0.6 million primarily as a result of support price increases, lower headcount related expenses and increased software and database capitalization. Gross margins dollars declined as a result of lower systems revenues and higher mix of hardware equipment sales, however gross margin percentage increased due to reduced salary related expenses, improved hardware equipment and installation margins and support price increases as well as additional database capitalization. Sales and marketing expenses decreased primarily as a result of lower salary related, travel and marketing expenses as well as lower bad debt expenses, partially offset by higher commission expenses. Product development expenses decreased primarily as a result of increased software and database capitalization costs.

▪
Wholesale Distribution contribution margin — The contribution margin for Wholesale Distribution increased by $0.7 million primarily as the result of support price increases, lower headcount related expenses and third party maintenance and support costs. Gross margins dollars declined as a result of lower systems revenues, however gross margin percentage increased due to reduced salary related expense and support price increases. Sales and marketing and product development expenses decreased primarily as a result of lower salary related expenses.

▪
Other contribution margin — The contribution margin for other decreased by $0.4 million, primarily due to $0.5 million in lower revenues, partially offset by reduced outside service costs as a result of prospective customers slowing down planned system migrations due to Hewlett-Packard’s continued support of one of its legacy systems.

The reconciliation of total segment contribution margin to our income (loss) before income taxes is as follows (in thousands):

	Three Months Ended December 31,
	2009	2008
Segment contribution margin	$32,957	$32,016
Corporate and unallocated costs	(5,964)	(5,562)
Stock-based compensation expense	(998)	(1,063)
Depreciation and amortization	(9,562)	(9,705)
Impairment of goodwill	—	(25,000)
Acquisition related costs	—	(176)
Restructuring costs	(910)	(1,758)
Interest expense	(7,919)	(12,988)
Other income (expense), net	289	(329)

Income (loss) before income taxes	$7,893	$(24,565)

Liquidity and Capital Resources
Overview
Our principal liquidity requirements are for debt service, capital expenditures and working capital. Our ability to service our indebtedness will depend on our ability to generate cash in the future.
Our cash and cash equivalents balance at December 31, 2009 was $32.3 million. As of December 31, 2009, we had $506.9 million in outstanding indebtedness comprised primarily of $392.6 million aggregate principal amount of senior secured term loans (including an incremental term loan) due 2013 pursuant to our senior secured credit agreement and $114.3 million aggregate principal amount of senior subordinated notes due 2016.
Senior Secured Credit Agreement
We have a senior secured credit agreement that provides for (i) a seven-year term loan in the amount of $390.0 million payable on May 2, 2013, and (ii) a five-year revolving credit facility that permits loans in an aggregate amount of up to $40.0 million, which includes a $5.0 million letter of credit facility and a swing line facility. Principal amounts outstanding under the revolving credit facility are due and payable in full on May 2, 2011. In addition, subject to certain terms and conditions, the senior secured credit agreement provides for one or more uncommitted incremental term loans and/or revolving credit facilities in an aggregate amount not to exceed $75.0 million.
In August 2007, we borrowed the $75.0 million incremental term loan, which matures on May 2, 2013, as well as $20.0 million of the revolving credit facility. During the year ended September 30, 2009, we repaid $10.0 million in principal payments towards the revolving credit facility. During the three months ended December 31, 2009, we repaid the $10.0 million remaining outstanding principal balance on the revolving credit facility. Prior to fiscal year 2009, we did not make any principal repayments towards the revolving credit facility.
We may be required each year, generally concurrent with the filing of our Annual Report on Form 10-K, to make a mandatory principal repayment for the preceding fiscal year towards term loans equal to a specified percentage of excess cash flow depending on our actually attained ratio of consolidated total debt to EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the senior subordinated notes and our senior secured credit facilities), all as defined in the senior secured credit agreement. Any mandatory repayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year. Prior to fiscal year 2008, we did not have to make any mandatory repayments. For the period ended September 30, 2006 and for the years ended September 30, 2007, 2008 and 2009, we repaid $1.9 million, $25.2 million, $15.8 million, and $23.5 million, respectively, in principal towards the term loans. The fiscal year 2009 payments included approximately $3.3 million of fiscal year 2008 mandatory principal repayments and approximately $20.2 million of voluntary prepayments. For the three months ended December 31, 2009, we repaid $6.0 million in principal towards the term loans as a voluntary prepayment. As of September 30, 2009, we had classified approximately $5.9 million of term loans as current maturities resulting from our then current mandatory principal repayment calculations. Our mandatory repayment calculation as of the repayment date indicated that our earlier prepayments had fully satisfied all fiscal year 2009 excess cash flow-based payments, and, consequently, no mandatory repayment was due. As mentioned, we proceeded with a $6.0 million principal payment, all of which is considered a voluntary prepayment of fiscal year 2010 excess cash flow-based principal payments. Any future excess cash flow- based payments will be dependent upon our attained ratio of consolidated total debt to adjusted EBITDA, upon us generating excess cash flow, and/or upon us making voluntary prepayments, all as defined in the senior secured credit agreement.
The capital and credit markets have been experiencing extreme volatility and disruption during the past 18 months. These market conditions have, to a degree, affected our ability to borrow under our senior secured credit facility. On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”) and on November 1, 2009, CIT Group Inc. (“CIT”), filed petitions under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. On December 10, 2009, CIT confirmed that it had emerged from bankruptcy. A Lehman Brothers subsidiary, Lehman Commercial Paper Inc. (“Lehman CPI”) and a CIT subsidiary, The CIT Group/Equipment Financing, Inc. (“CIT Financing”), are lenders under our senior secured credit agreement, having provided commitments of $7.0 million and $7.5 million, respectively, under the revolving credit facility, of which no amounts were outstanding as of December 31, 2009. Although we have made no request for funding under the revolving credit facility since the filing of the bankruptcy petitions by Lehman Brothers or CIT, it is uncertain whether Lehman CPI or CIT Financing will participate in any future requests for funding or whether another lender might assume their commitments.
The borrowings under the senior secured credit agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank Trust Company Americas, and (2) the federal funds rate plus 0.50%; or (b) a reserve adjusted Eurodollar rate on deposits for periods of one-, two-, three-, or six-months (or, to the extent agreed to by each applicable lender, nine- or twelve-months or less than one month).
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

In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. As of December 31, 2009, our commitment fee was 0.375% per annum. We must also pay customary letter of credit fees for issued and outstanding letters of credit. As of December 31, 2009, we had $0.3 million of letters of credit issued and outstanding.
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
Derivative Instruments and Hedging Activities
Our objective in using interest rate swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At the time we entered into the senior secured credit agreement, we entered into four interest rate swaps to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2007, 2008 and 2009, interest rate swaps with a notional amount of $25.0 million, $30.0 million and $50.0 million, respectively, matured. As of December 31, 2009, we had outstanding interest rate swaps with a notional amount of $140.0 million. As of and for the three months ended December 31, 2009, there is no cumulative ineffectiveness related to these interest rate swaps.
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
During fiscal year 2009, we repurchased approximately $60.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $41.1 million (including accrued interest). The repurchased notes have been retired. There were no repurchases of notes during the three months ended December 31, 2009 and 2008. As a result of these repurchases, senior subordinated notes representing $114.3 million in principal amount were outstanding as of December 31, 2009.
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
The terms of the senior secured credit agreement and the indenture governing the senior subordinated notes restrict certain activities by us, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets and transactions with affiliates. In addition, the senior secured credit agreement requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The senior secured credit agreement and the indenture also contain certain customary affirmative covenants and events of default. At December 31, 2009, we were in compliance with all of the senior secured credit agreement’s and the indenture’s covenants.
Compliance with these covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. Based on our forecast for the remainder of fiscal year 2010, we currently anticipate that we will be able to meet or exceed these financial tests and covenants during this period. This expectation is based on our cost and revenue expectations for fiscal year 2010, which include certain cost cutting initiatives. Should the current economic conditions cause our business or our vertical markets to deteriorate beyond our expectations or should our cost cutting initiatives prove insufficient we may not be able to satisfy these financial tests and covenants.
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
Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008
Our net cash provided by operating activities for the three months ended December 31, 2009 decreased $1.4 million to $7.2 million from $8.6 million for the three months ended December 31, 2008. As compared to the prior year period, the decrease was largely attributable to additional cash used of $9.7 million for accrued expenses and other, $4.0 million for prepaid expenses and other assets, and $1.4 million for inventories partially offset by higher net income (after giving effect to the goodwill impairment charge in the prior year period) of $4.3 million and additional cash provided by deferred income taxes of $5.3 million, accounts payable of $2.3 million, and accounts receivable of $1.2 million.

Our investing activities used net cash of $3.4 million and $2.4 million during the three months ended December 31, 2009 and 2008, respectively. The increase in cash used in investing activities from the prior year was primarily due to a slight increase in overall capital expenditures. We purchased property and equipment of $0.9 million and $0.5 million and capitalized computer software and database development costs of $2.6 million and $1.9 million for the three months ended December 31, 2009 and 2008, respectively.
Our financing activities used cash of $16.0 million and $3.5 million for the three months ended December 31, 2009 and 2008, respectively. The increase in cash used in financing activities was due to payments on our current and long-term debt of $16.0 million during the three months ended December 31, 2009 compared to $3.5 million during the three months ended December 31, 2008.
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
Covenant Compliance
Our senior secured credit agreement requires us to meet certain financial tests, including covenants that require us to satisfy a maximum total leverage ratio of consolidated total debt to adjusted EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the senior subordinated notes and our senior secured credit facilities) and a minimum interest coverage ratio of adjusted EBITDA to consolidated interest expense, and other financing conditions tests, which become increasingly stringent over the term of the senior secured credit facility. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources — Senior Secured Credit Agreement.” Based on our forecasts for the remainder of fiscal year 2010, we currently anticipate that we will be able to meet or exceed these financial tests and covenants during this period. This expectation is based on our cost and revenue expectations for fiscal year 2010, which include certain cost cutting initiatives. Should the current economic conditions cause our business or our vertical markets to deteriorate beyond our expectations or should our cost cutting initiatives prove insufficient we may not be able to satisfy these financial tests and covenants. In addition to these factors, our continued ability to meet those financial ratios and tests can be affected by other events beyond our control or risks in our business (See “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009).
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
The following is a reconciliation of net income (loss), which is a GAAP measure of our operating results, to adjusted EBITDA (as described in our senior secured credit agreement and the indenture governing our senior subordinated notes, including related calculations) for the twelve months ended December 31, 2009 and 2008 (in thousands).

	Twelve Months Ended
	December 31,
	2009	2008
Net loss	$(62,712)	$(21,773)
Acquisition costs	95	854
Deferred revenue purchase accounting adjustment	—	1,437

Adjusted net loss	(62,617)	(19,482)
Interest expense	35,908	50,494
Income tax expense and other income-based taxes	22,629	4,665
Depreciation and amortization	38,774	38,365
Gain on retirement of debt	(18,958)	—
Non-cash charges (impairment charges and stock-based compensation expense)	93,063	28,449
Non-recurring cash charges and restructuring charges	5,084	6,985
Deferred compensation payments	294	258
Sponsor payments	162	109
Foreign exchange gain	(161)	(257)
Pro- forma adjustments	—	886

Adjusted EBITDA	$114,178	$110,472

Our financial covenant requirements and ratios for the twelve months ended December 31, 2009 were as follows:

	Covenant
	Requirements	Our Ratio
Senior Secured Credit Agreement (1)
Maximum consolidated total debt to adjusted EBITDA ratio	4.50x	4.22
Minimum adjusted EBITDA to consolidated interest expense	2.25x	3.41

Senior Subordinated Notes (2)
Minimum adjusted EBITDA to fixed charges ratio required to incur additional indebtedness pursuant to ratio provisions	2.00x	3.41

(1)
Our senior secured credit agreement requires us to maintain a consolidated total debt to adjusted EBITDA ratio of a maximum of 3.75x by the end of the quarter ending December 31, 2010. Consolidated total debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $7.5 million. As of December 31, 2009, our consolidated total debt was $482.1 million, consisting of total debt other than certain indebtedness totaling $506.9 million, net of cash and cash equivalents in excess of $7.5 million totaling $24.8 million. We are also required to maintain an adjusted EBITDA to consolidated interest expense ratio of a minimum of 2.50x by the end of the quarter ending March 31, 2010 and 2.75x by the end of the quarter ending December 31, 2010. Consolidated interest expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated. This would also constitute a default under the indenture governing the senior subordinated notes.

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

Recently Issued Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that amended the accounting rules addressing revenue recognition for multiple-deliverable revenue arrangements by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. Additionally, the ASU provides for elimination of the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. A hierarchy for estimating such selling price is included in the update. This ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We plan to adopt this ASU in our fiscal year beginning October 1, 2010, however early adoption is permitted. We are currently evaluating whether this update will have an impact on our consolidated financial statements.
In October 2009, the FASB issued an ASU that provides a list of items to consider when determining whether the software and non-software components function together to deliver a product’s essential functionality. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We plan to adopt this ASU in our fiscal year beginning October 1, 2010, however early adoption is permitted. We are currently evaluating whether this update will have an impact on our consolidated financial statements.
In October 2009, we adopted authoritative accounting guidance providing clarification for measuring liabilities at fair value. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements. See Note 5 to our financial statements for additional information.
In October 2009, we adopted revised guidance regarding business combinations. This guidance, among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Historically, our exposure to market risk for changes in interest rates relates primarily to our short and long-term debt obligations. At December 31, 2009, we had $392.6 million aggregate principal amount outstanding of term loans due 2013 pursuant to our senior secured credit agreement and $114.3 million of 9.5% senior subordinated notes due. The term loans bear interest at floating rates. In May 2006, we entered into four interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations and to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2009, 2008 and 2007, interest rate swaps with a notional amount of $50.0 million, $30.0 million and $25.0 million, respectively, matured. As of December 31, 2009, we had outstanding interest rate swaps with a notional amount of $140.0 million. Giving effect to the interest rate swaps, a 0.25% increase in floating rates would increase our interest expense by $0.4 million annually. See “Derivative Instruments and Hedging Activities” under Note 4 to our unaudited condensed consolidated financial statements, which section is incorporated herein by reference.
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
We monitor our foreign currency exposure and, from time to time, will attempt to reduce our exposure through hedging. At December 31, 2009, we had no foreign currency contracts outstanding.

Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC in its rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A — Risk Factors
There have been no material changes from the risk factors associated with our business, financial condition and results of operations as set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3 — Defaults Upon Senior Securities
None.
Item 4 — Submission of Matters to a Vote of Security Holders
None.
Item 5 — Other Information
Amendment to Incentive Bonus Plan
On February 5, 2010, the Compensation Committee of our board of directors approved our Amended and Restated Incentive Bonus Plan (“IB Plan”), which modified and replaced our pre-existing Incentive Bonus Plan (the “Prior IB Plan”). Under the Prior IB Plan, incentive bonuses for some participants were based entirely on the achievement of company-wide performance targets, while incentive bonuses for other participants were based (i) in part on the achievement of company-wide performance targets and (ii) in part on the achievement of applicable business unit performance targets and/or on the achievement of individual performance measures. The IB Plan now provides that incentive bonuses for all participants will be based solely on the achievement of company-wide performance targets and/or applicable business unit performance targets. Additionally, while the Prior IB Plan provided for a portion of the incentive bonuses to be paid on a quarterly basis for the first three quarters of each fiscal year if the financial performance targets for the respective quarter were attained and for the fourth quarter based on year-to-date performance, the IB Plan now provides that incentive bonuses will only be paid if financial performance targets for the entire year are attained. As provided under the Prior IB Plan, the amount of performance-based incentive bonuses possible under the IB Plan still range from 0% to 200% of the applicable participant’s annual target bonus amount; however under the IB Plan, our Chief Executive Officer and our board of directors (or the Compensation Committee of our board of directors) may reduce such percentage for a plan year and/or delay incentive bonuses for a plan year if they determine that such reduction or delay is financially prudent. In no event will incentive bonuses be paid to any participant under the IB Plan if the minimum company-wide performance targets have not been attained.
The description of the IB Plan contained herein is qualified in its entirety by the IB Plan, filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Amendment to Executive Severance Plan
On February 5, 2010, the Compensation Committee of our board of directors approved an amended and restated Activant Executive Severance Plan (the “Executive Severance Plan”), effective January 1, 2010, which modified and replaced our pre-existing Activant Executive Severance Plan (the “Prior Executive Severance Plan”). The changes to the Prior Executive Severance Plan were primarily intended to ensure that payments under the Executive Severance Plan are not considered deferred compensation within the meaning of Section 409A of the Internal Revenue Code. The Executive Severance Plan is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Amendment to Offer Letter of Kevin V. Roach
On February 8, 2010, we entered into an amendment (the “amendment”) to our letter agreement (the “Offer Letter”) with Mr. Kevin V. Roach, our Executive Vice President and General Manager of Wholesale Distribution. The amendment terminates our obligation to reimburse up to $200,000 in relocation related expenses and to provide a tax gross-up payment on taxable relocation reimbursements, and provides for (i) a lump-sum payment of $200,000 less (A) relocation and lodging expenses already paid to Mr. Roach pursuant to the Offer Letter (other than shipping costs as described below) and (B) applicable tax withholdings and (ii) the payment of up to $16,000 (less amounts reimbursed or paid by the company to date) in certain shipping costs incurred by Mr. Roach through June 30, 2011. In addition, the amendment provides that if Mr. Roach resigns his employment within 30 months following his employment start date, he will reimburse the company in full for all amounts paid to him or on his behalf pursuant to the amendment.
The description of the amendment contained herein is qualified in its entirety by the Amendment to Offer Letter, dated February 8, 2010, by and between Activant Solutions Inc. and Kevin V. Roach, filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 6 — Exhibits
See Exhibit Index on the page immediately preceding the exhibits for a list of exhibits files as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of February 2010.

ACTIVANT SOLUTIONS INC.
By:	/s/ KATHLEEN M. CRUSCO
Kathleen M. Crusco
Senior Vice President and Chief Financial Officer (Principal Financial and Duly Authorized Officer)

EXHIBIT INDEX

Incorporated by Reference
Date of
Exhibit				File	First	Exhibit	Provided
Number		Exhibit Description	Form	Number	Filing	Number	Herewith
10.1	*	Amended and Restated Incentive Bonus Plan	—	—	—	—	X

10.2	*	Activant Executive Severance Plan, as	—	—	—	—	X
amended and restated, effective January 1, 2010

10.3	*	Amendment to Offer Letter, dated	—	—	—	—	X
February 8, 2010, by and between Activant Solutions Inc. and Kevin V. Roach

31.1		Certification pursuant to Section 302 of	—	—	—	—	X
the Sarbanes-Oxley Act of 2002 by Pervez A. Qureshi

31.2		Certification pursuant to Section 302 of	—	—	—	—	X
the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco

32.1	**	Certification pursuant to Section 906 of	—	—	—	—	X
the Sarbanes-Oxley Act of 2002 by Pervez A. Qureshi

32.2	**	Certification pursuant to Section 906 of	—	—	—	—	X
the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco

*	Represents a management contract or compensatory plan or arrangement.

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