Form 10-Q
period 2010-03-31
ACTIVANT SOLUTIONS INC /DE/
filed 2010-05-11
CIK 1059103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2010
Common Stock, par value $0.01 per share	10 shares

ACTIVANT SOLUTIONS INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

FORWARD-LOOKING STATEMENTS
This report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to safe harbors under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report under “Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, these forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in this report under “Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
Some of the key factors that could cause actual results to differ from our expectations are:
•	the negative effect of the recent credit crisis and unfavorable market conditions on our customers and on our business;

•	the financial situation in the U.S. and global capital and credit markets;

•	our substantial indebtedness and our ability to incur additional indebtedness;

•	certain covenants in our debt documents, including covenants that require us to satisfy a maximum total leverage ratio and a minimum interest coverage ratio;

•	failure to anticipate or respond to our customers’ needs and requirements;

•	failure of our proprietary technology to support our customers’ future needs or it becoming obsolete;

•	failure to develop new relationships and maintain existing relationships with well-known market participants and/or key customers and/or loss of significant customer revenues;

•	shortage or delays in the receipt of equipment or hardware necessary to develop our business management solutions and systems;

•	failure to maintain adequate financial and management processes and controls;

•	loss of recurring subscription service revenues;

•	failure to integrate and retain our senior management personnel;

•	failure of our Activant Eagle and Vision products to gain acceptance within the automotive parts aftermarket;

•	costs and difficulties of integrating current and future acquisitions;

•	the amount of any additional impairment charges, including to goodwill, due to the continuing global economic uncertainty and credit crisis;

•	changes in the manner or basis on which we receive third-party information used to maintain our electronic automotive parts and applications catalog;

•	failure by certain of our existing customers to upgrade to our current generation of systems;

•	failure to effectively compete;

•	substantial fluctuations in our sales cycles applicable to our systems sales;

•	consolidation trends, attrition, migration to competitors’ products and reductions in support levels among our customers and in the market segments in which we operate;

•	failure to adequately protect our proprietary rights and intellectual property or limitations on the availability of legal or technical means of effecting such protection;

•	claims by third parties that we are infringing on their proprietary rights or other adverse claims;

•	defects or errors in our software or information services;

•	failure to obtain software and information we license from third parties;

•	interruptions of our connectivity applications and our systems;

•	claims for damages against us in the event of a failure of our customers’ systems;

•	fluctuations in the value of foreign currencies;

•	natural disasters, terrorist attacks or other catastrophic events;

•	differing interests of debt security holders and our controlling stockholders or investors; and

•	the other factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
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

PART I – FINANCIAL INFORMATION
Item 1 — Financial Statements
ACTIVANT SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share data)	March 31,	September 30,
	2010	2009
ASSETS:
Current assets:
Cash and cash equivalents	$45,980	$44,573
Trade accounts receivable, net of allowance for doubtful accounts of $4,563 at March 31, 2010 and $4,446 at September 30, 2009	35,635	34,196
Inventories	5,097	4,985
Deferred income taxes	3,286	1,080
Prepaid expenses and other current assets	3,860	5,482
Assets of discontinued operations (Note 10)	5,971	7,418

Total current assets	99,829	97,734

Property and equipment, net	5,382	5,968
Intangible assets, net	179,302	190,847
Goodwill	541,454	541,454
Deferred financing costs	7,798	8,903
Other assets	3,667	3,178

Total assets	$837,432	$848,084

LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$17,281	$18,030
Payroll related accruals	13,641	17,417
Deferred revenue	35,838	29,883
Current portion of long-term debt	—	5,886
Accrued expenses and other current liabilities	11,733	18,025
Liabilities of discontinued operations (Note 10)	3,149	2,278

Total current liabilities	81,642	91,519

Long-term debt, net of discount	506,895	517,009
Deferred tax liabilities	53,537	53,837
Other liabilities	17,651	19,189

Total liabilities	659,725	681,554

Commitments and contingencies	—	—

Common Stock:
Par value $0.01, authorized 1,000 shares, 10 shares issued and outstanding at March 31, 2010 and September 30, 2009	—	—
Additional paid-in capital	259,496	257,570
Accumulated deficit	(72,176)	(80,680)
Other accumulated comprehensive loss:
Unrealized loss on cash flow hedges	(7,040)	(8,593)
Cumulative translation adjustment	(2,573)	(1,767)

Total stockholder’s equity	177,707	166,530

Total liabilities and stockholder’s equity	$837,432	$848,084

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands)	March 31,		March 31,
	2010	2009	2010	2009
Revenues:
Systems	$33,630	$30,213	$60,270	$61,346
Services	61,390	63,571	122,875	124,825

Total revenues	95,020	93,784	183,145	186,171

Cost of revenues (exclusive of depreciation and amortization of $4,786, $4,544, $9,232, and $9,050 for the three months ended March 31, 2010 and 2009 and six months ended March 31, 2010 and 2009, respectively, included in amounts shown separately below):

Systems (Note 7)	18,984	16,333	33,863	33,399
Services (Note 7)	20,019	21,159	39,616	42,659

Total cost of revenues	39,003	37,492	73,479	76,058

Gross profit	56,017	56,292	109,666	110,113

Operating expenses:
Sales and marketing (Note 7)	14,342	12,657	28,554	27,655
Product development (Note 7)	8,620	9,036	17,366	18,655
General and administrative (Note 7)	6,359	5,828	12,529	11,549
Depreciation and amortization	10,296	9,607	19,782	19,236
Impairment of goodwill	—	82,000	—	107,000
Acquisition related costs	—	52	—	228
Restructuring costs	1,068	2,533	1,974	4,291

Total operating expenses	40,685	121,713	80,205	188,614

Operating income (loss)	15,332	(65,421)	29,461	(78,501)

Interest expense	(7,784)	(9,688)	(15,703)	(22,676)
Gain on retirement of debt	—	14,327	—	14,327
Other income (expense), net	141	(298)	431	(626)

Income (loss) from continuing operations before income taxes	7,689	(61,080)	14,189	(87,476)
Income tax expense	2,711	9,488	5,643	9,217

Income (loss) from continuing operations	4,978	(70,568)	8,546	(96,693)
Income (loss) from discontinued operations, net of income taxes (Note 10)	(996)	885	(42)	2,209

Net income (loss)	$3,982	$(69,683)	$8,504	$(94,484)

Comprehensive income (loss):
Net income (loss)	$3,982	$(69,683)	$8,504	$(94,484)
Unrealized gain (loss) on cash flow hedges	367	(249)	1,553	(4,958)
Foreign currency translation adjustment	(824)	122	(806)	(1,543)

Comprehensive income (loss)	$3,525	$(69,810)	$9,251	$(100,985)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	Six Months Ended March 31,
	2010	2009
Operating activities:
Net income (loss)	$8,504	$(94,484)
(Income) loss from discontinued operations, net of tax	42	(2,209)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill	—	107,000
Gain on retirement of debt	—	(14,327)
Stock-based compensation expense	1,906	1,876
Depreciation	2,832	2,672
Amortization of intangible assets	16,950	16,564
Amortization of deferred financing costs	1,105	1,210
Provision for doubtful accounts	757	325
Deferred income taxes	(2,506)	(3,217)
Changes in assets and liabilities:
Trade accounts receivable	(2,196)	165
Inventories	(112)	134
Prepaid expenses and other assets	1,133	1,152
Accounts payable	(749)	(723)
Deferred revenue	5,955	4,828
Accrued expenses and other liabilities	(10,859)	2,125

Net cash provided by operating activities – continuing operations	22,762	23,091
Net cash provided by operating activities – discontinued operations	2,390	3,920

Net cash provided by operating activities	25,152	27,011

Investing activities:
Purchases of property and equipment	(2,246)	(813)
Capitalized computer software and database costs	(5,405)	(4,034)

Net cash used in investing activities – continuing operations	(7,651)	(4,847)
Net cash used in investing activities – discontinued operations	(94)	(10)

Net cash used in investing activities	(7,745)	(4,857)

Financing activities:
Repurchases of common stock	—	(189)
Payments on long-term debt	(16,000)	(3,512)
Repurchases of debt	—	(20,215)

Net cash used in financing activities – continuing operations	(16,000)	(23,916)

Net cash from continuing operations	(889)	(5,672)
Net cash from discontinued operations	2,296	3,910

Net change in cash and cash equivalents	1,407	(1,762)
Cash and cash equivalents, beginning of period	44,573	64,789

Cash and cash equivalents, end of period	$45,980	$63,027

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$14,288	$24,160
Cash paid during the period for income taxes	$14,613	$5,223
Cash received during the period for income taxes	$(127)	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying condensed consolidated balance sheets as of March 31, 2010 and September 30, 2009 and the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended March 31, 2010 and 2009 and cash flows for the six months ended March 31, 2010 and 2009 represent our financial position, results of operations and cash flows as of and for the periods then ended.
Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at March 31, 2010, actual results could differ from those estimates and operating results for the three and six months ended March 31, 2010 are not necessarily indicative of the results that may be achieved for the fiscal year ending September 30, 2010. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.
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
As further discussed in Note 10, in April 2010, we sold our productivity tools business. Accordingly, we have separately classified the results of operations, assets and liabilities, and cash flows of the discontinued operations in the accompanying condensed consolidated financial statements for all the periods presented. Unless otherwise noted, the accompanying disclosures pertain to our continuing operations.
NOTE 2 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND OTHER LEGISLATION
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Act”) were enacted. The primary focus of the Act is to significantly reform health care in the United States. We have determined that this legislation does not create an immediate financial impact on our condensed consolidated financial statements, however we will continue to evaluate any prospective effects of the Act.
In January 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) further clarifying disclosures regarding measurements of fair value in financial statements. This guidance clarifies existing fair value guidance as well as requires new disclosures for significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for such transfers. Additionally, it requires disclosure of the reasons for any transfers in or out of Level 3 of the fair value hierarchy. Upon adoption of this guidance in January 2010, we determined it not to have a material impact on our condensed consolidated financial statements.
In October 2009, the FASB issued an ASU that amended the accounting rules addressing revenue recognition for multiple-deliverable revenue arrangements by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. Additionally, the ASU provides for elimination of the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. A hierarchy for estimating such selling price is included in the update. This ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however early adoption and retroactive application are permitted. We plan to adopt this ASU in our fiscal year beginning October 1, 2010. We are currently evaluating whether this update will have an impact on our consolidated financial statements.
In October 2009, the FASB also issued an ASU that provides a list of items to consider when determining whether the software and non-software components function together to deliver a product’s essential functionality. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however early adoption and retroactive application are permitted. We plan to adopt this ASU in our fiscal year beginning October 1, 2010. We are currently evaluating whether this update will have an impact on our consolidated financial statements.
In October 2009, we adopted authoritative accounting guidance providing clarification for measuring liabilities at fair value. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements. See Note 5 for additional information.
In addition, in October 2009, we adopted revised guidance regarding business combinations. This guidance, among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
NOTE 3 — GOODWILL
The carrying amount of goodwill by reportable segments as of both March 31, 2010 and September 30, 2009 is as follows (in thousands):

Retail Distribution Group	$207,166
Wholesale Distribution	334,288

Total	$541,454

We account for goodwill and other intangibles in accordance with relevant authoritative accounting principles. Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of these intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. Goodwill and other intangibles are tested for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Our annual testing through fiscal years 2008 and 2007 indicated no impairment of goodwill had occurred, and we had no write-offs to goodwill or other intangible assets. As a result of the global economic uncertainty and credit crisis, we determined it necessary to evaluate goodwill for impairment as of December 31, 2008 as well as during our annual impairment testing. Based on these analyses we concluded that during fiscal 2009, the fair value of the Retail Distribution Group was below its respective carrying value, including goodwill. Consequently, we recorded a goodwill impairment charge of $107.0 million related to Retail Distribution Group for fiscal year 2009, all of which was recognized during the six months ended March 31, 2009. For the purposes of these analyses, our estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. We will not be required to make any current or future cash payments as a result of these impairment charges. We will continue to monitor if conditions exist that indicate additional potential impairment has occurred. If such conditions exist, we may be required to record additional impairments in the future and such impairments, if any, may be material.
Effective October 1, 2009, we combined our Hardlines and Lumber and Automotive segments into a single segment called the Retail Distribution Group. See Note 9 for further information. We have adjusted our prior period presentation accordingly to conform to the current period presentation.
NOTE 4 — DEBT
Total debt consisted of the following (in thousands):

	March 31,	September 30,
	2010	2009
Senior secured credit facility due 2013	$326,241	$331,227
Senior secured credit facility (incremental term loan) due 2013	66,359	67,373
Senior subordinated notes due 2016	114,295	114,295
Revolving credit facility due 2011	—	10,000

Total debt	506,895	522,895
Current portion	—	(5,886)

Total long-term debt, net of discount	$506,895	$517,009

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
In August 2007, we borrowed the $75.0 million incremental term loan, which matures on May 2, 2013, as well as $20.0 million of the revolving credit facility. During the year ended September 30, 2009, we repaid $10.0 million in principal payments towards the revolving credit facility. During the six months ended March 31, 2010, we repaid the $10.0 million remaining outstanding principal balance on the revolving credit facility. Prior to fiscal year 2009, we did not make any principal repayments towards the revolving credit facility.
We may be required each year, generally concurrent with the filing of our Annual Report on Form 10-K, to make a mandatory principal repayment for the preceding fiscal year towards term loans equal to a specified percentage of excess cash flow depending on our actually attained ratio of consolidated total debt to EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the senior subordinated notes and our senior secured credit facilities), all as defined in the senior secured credit agreement. Any mandatory repayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year. Prior to fiscal year 2008, we did not have to make any mandatory repayments. For the period ended September 30, 2006 and for the years ended September 30, 2007, 2008 and 2009, we repaid $1.9 million, $25.2 million, $15.8 million, and $23.5 million, respectively, in principal towards the term loans. The fiscal year 2009 payments included approximately $3.3 million of fiscal year 2008 mandatory principal repayments and approximately $20.2 million of voluntary prepayments. For the six months ended March 31, 2010, we repaid $6.0 million in principal towards the term loans as a voluntary prepayment. As of September 30, 2009, we had classified approximately $5.9 million of term loans as current maturities resulting from our then current mandatory principal repayment calculations. Our mandatory repayment calculation as of the repayment date indicated that our earlier prepayments had fully satisfied all fiscal year 2009 excess cash flow-based payments, and, consequently, no mandatory repayment was due. As mentioned, we proceeded with a $6.0 million principal payment, all of which is considered a voluntary prepayment of fiscal year 2010 excess cash flow-based principal payments. Any future excess cash flow- based payments will be dependent upon our attained ratio of consolidated total debt to adjusted EBITDA, upon us generating excess cash flow, and/or upon us making voluntary prepayments, all as defined in the senior secured credit agreement.
The capital and credit markets have been experiencing extreme volatility and disruption during the past two years. These market conditions have, to a degree, affected our ability to borrow under our senior secured credit facility. On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”) and on November 1, 2009, CIT Group Inc. (“CIT”), filed petitions under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. On December 10, 2009, CIT confirmed that it had emerged from bankruptcy. A Lehman Brothers subsidiary, Lehman Commercial Paper Inc. (“Lehman CPI”) and a CIT subsidiary, The CIT Group/Equipment Financing, Inc. (“CIT Financing”), are lenders under our senior secured credit agreement, having provided commitments of $7.0 million and $7.5 million, respectively, under the revolving credit facility, of which no amounts were outstanding as of March 31, 2010. Although we have made no request for funding under the revolving credit facility since the filing of the bankruptcy petitions by Lehman Brothers or CIT, it is uncertain whether Lehman CPI or CIT Financing will participate in any future requests for funding or whether another lender might assume their commitments.
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

In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. As of March 31, 2010, our commitment fee was 0.375% per annum. We must also pay customary letter of credit fees for issued and outstanding letters of credit. As of March 31, 2010, we had $0.3 million of letters of credit issued and outstanding.
Substantially all of our assets and those of our subsidiaries are pledged as collateral under the senior secured credit agreement.

Derivative Instruments and Hedging Activities
Our objective in using interest rate swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At the time we entered into the senior secured credit agreement, we entered into four interest rate swaps to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2007, 2008 and 2009, interest rate swaps with a notional amount of $25.0 million, $30.0 million and $50.0 million, respectively, matured. As of March 31, 2010, we had an outstanding interest rate swap with a notional amount of $140.0 million.
We account for these interest rate swaps as cash flow hedges in accordance with relevant authoritative accounting principles. We estimate the fair value of the interest rate swaps based on quoted prices and market observable data of similar instruments. If the interest rate swap agreements are terminated prior to maturity or no longer probable of offset, the fair value of the interest rate swaps recorded in accumulated other comprehensive income (loss) (“OCI”) may be recognized in the consolidated statements of operations based on an assessment of the agreements at the time of terminations. During the six months ended March 31, 2010, we did not discontinue any interest rate swaps. The realized gains and losses on these instruments are recorded in earnings as adjustments to interest expense. The unrealized gains and losses are recognized in OCI. For the three and six months ended March 31, 2010 and 2009, we recorded an unrealized gain of $0.6 million ($0.4 million net of tax), unrealized gain of $2.4 million ($1.6 million net of tax), unrealized gain of $0.3 million ($0.2 million net of tax), and an unrealized loss of $7.3 million ($4.4 million net of tax), respectively. At March 31, 2010, cumulative net unrealized losses of approximately $11.3 million, before taxes, were recorded in OCI, of which an estimated $7.1 million are expected to be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying transaction. To the extent any of the interest rate swaps are deemed ineffective, a portion of the unrealized gains and losses is recorded in interest expense rather than OCI. As of and for the six months ended March 31, 2010, there is no cumulative ineffectiveness related to these interest rate swaps.
The following table summarizes the derivative-related activity, excluding taxes, in OCI for the six months ended March 31, 2010 (in thousands):

Unrealized loss in OCI at September 30, 2009	$(13,723)
Net increase in fair value	2,389

Unrealized loss in OCI at March 31, 2010	$(11,334)

The following tables summarize the fair value and realized and unrealized losses of the interest rate swaps as of and for the six months ended March 31, 2010 (in thousands):

Fair Value of Derivative Instruments
		Derivative Assets		Derivative Liabilities
		Location in the		Location in the
		Condensed		Condensed
		Consolidated Balance		Consolidated
	Notional Amount	Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate swaps due November 2011	$140,000	Other assets	$—	Other liabilities	$(11,334)

Effect of Derivative Instruments on Condensed Consolidated Statements of Operations and OCI
			Gain recognized in	Gain/(Loss) reclassified from OCI into
	Loss recognized in earnings (1)		OCI	earnings (2)
	Location	Amount	Amount	Location	Amount
Interest rate swaps	Interest expense	$(3,861)	$2,389	Interest expense	$—

(1)	Includes amounts related to periodic settlements required under our derivative contracts.

(2)	Represents ineffectiveness related to the interest rate swaps.
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

During fiscal year 2009, we repurchased approximately $60.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $41.1 million (including accrued interest). The repurchased notes have been retired. During the six months ended March 31, 2009, we repurchased approximately $35.7 million of the $60.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $21.2 million (including accrued interest of $1.0 million). In connection with this debt repurchase, we wrote off deferred financing costs and other transaction fees of $1.2 million during the six months ended March 31, 2009. There were no repurchases of notes during the six months ended March 31, 2010. As a result of these repurchases, senior subordinated notes representing $114.3 million in principal amount were outstanding as of March 31, 2010.
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
The terms of the senior secured credit agreement and the indenture governing the senior subordinated notes restrict certain activities by us, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets and transactions with affiliates. In addition, the senior secured credit agreement requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The senior secured credit agreement and the indenture also contain certain customary affirmative covenants and events of default. At March 31, 2010, we were in compliance with all of the senior secured credit agreement’s and the indenture’s covenants.
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
Inputs are referred to as assumptions that market participants would use in pricing the asset or liability. The use of inputs in the valuation process are categorized into a three-level fair value hierarchy.
•	Level 1 – uses quoted prices in active markets for identical assets or liabilities we have the ability to access.

•
Level 2 – uses observable inputs other than quoted prices in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 – uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment.
Our Level 1 assets and liabilities consist of cash equivalents, which are primarily invested in money market funds; deferred compensation assets, which consist of corporate-owned life insurance policies that are valued at their net cash surrender value; and deferred compensation liabilities, valued based on various publicly traded mutual funds. These assets and liabilities are classified as Level 1 because they are valued using quoted prices and other relevant information generated by market transactions involving identical assets and liabilities.
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
We record adjustments to appropriately reflect our nonperformance risk in our fair value measurements. As of March 31, 2010, we have assessed the significance of the impact of nonperformance risk on the overall valuation of our derivative position and have determined that it is not significant to the overall valuation of the derivatives.
The fair value of our cash equivalents, deferred compensation plan assets and liabilities and interest rate swaps was determined using the following inputs as of March 31, 2010 (in thousands):

	Quoted Prices
	in Active Markets
	for Identical
	Assets and	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets:
Cash equivalents (1)	$15,658	$—	$—	$15,658
Deferred compensation plan assets (2)	2,483	—	—	2,483

Liabilities:
Interest rate swap due 2011 (3)	—	(11,334)	—	(11,334)
Deferred compensation plan liabilities (3)	(1,984)	—	—	(1,984)

Total	$16,157	$(11,334)	$—	$4,823

(1)	Included in cash and cash equivalents in our condensed consolidated balance sheet.

(2)	Included in other assets in our condensed consolidated balance sheet.

(3)	Included in other liabilities in our condensed consolidated balance sheet.
Other Financial Assets and Liabilities
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.
Long-term debt as of March 31, 2010 had a carrying amount of $506.9 million and fair value of $502.9 million. As of September 30, 2009, long-term debt, including current-portion of long-term debt, had a carrying amount of $522.9 million and fair value of $498.9 million. The carrying amount is based on interest rates available upon the date of the issuance of debt and is reported in the consolidated balance sheets. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

NOTE 6 — INCOME TAXES
We recorded a provision for income tax expense from continuing operations of $2.7 million and $5.6 million for the three and six months ended March 31, 2010, respectively. We recorded a provision for income tax expense from continuing operations of $9.5 million and $9.2 million for the three and six months ended March 31, 2009, respectively. This tax provision was derived by applying an estimated worldwide effective tax rate against income (loss) from continuing operations before income taxes for the three and six months ended March 31, 2010 and 2009. The estimated worldwide effective tax rate contemplated estimated variances from the U.S. federal statutory rate for the fiscal year ending September 30, 2010, including the impact of permanently non-deductible expenses, estimated changes in valuation allowances against deferred tax assets, and state income taxes. The provision for income tax was further adjusted by period events occurring during the quarter including unrecognized tax benefits.
Substantially all of our operating income was generated from domestic operations during the three and six months ended March 31, 2010 and 2009. As of March 31, 2010, we had $24.3 million of federal and state loss carry-forwards that expire between 2010 and 2028 and $1.2 million of foreign business tax credit carry-forwards that expire between 2014 and 2018, if not utilized earlier and $0.2 million of U.S. federal tax credits that will expire in 2020. As of March 31, 2010, we also had foreign net operating loss carry-forwards of $19.9 million that are not subject to expiration. Undistributed earnings, if any, of our foreign subsidiaries are considered to be permanently reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon.
Our condensed consolidated balance sheets include unrecognized tax benefits (excluding interest and penalties, classified in other non-current liabilities) of approximately $2.9 million and $2.5 million as of March 31, 2010 and September 30, 2009, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $1.8 million and $2.0 million as of March 31, 2010 and September 30, 2009, respectively. The tax years 2008 and 2009 remain open to examination by the major taxing jurisdictions to which we are subject, and we are not currently under U.S. federal examination for any tax year.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The balance of accrued interest and penalties was approximately $0.2 million as of both March 31, 2010 and September 30, 2009.
It is reasonably possible as of March 31, 2010 that the unrecognized tax benefits will decrease by approximately $0.6 million within the next twelve months, primarily due to tax positions relating to certain tax credits and positions relating to transfer pricing. A significant portion of these unrecognized tax benefits would be recorded as an adjustment to the valuation allowance.
NOTE 7 — EMPLOYEE STOCK PLANS
Stock-based Compensation Expense
The following table summarizes stock-based compensation expense for the three and six months ended March 31, 2010 and 2009 and its allocation within the condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Cost of revenues
Systems	$18	$7	$26	$17
Services	57	46	118	95
Operating expenses
Sales and marketing	326	173	690	400
Product development	76	71	151	145
General and administrative	441	525	921	1,219

Total	$918	$822	$1,906	$1,876

We also recognized a total income tax benefit in the condensed consolidated statements of operations and comprehensive income (loss) related to the total stock-based compensation expense amounts above, of approximately $0.3 million, $0.8 million, $0.8 million, and $1.9 million for the three and six months ended March 31, 2010 and 2009, respectively.
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
The fair value of each award granted from the Activant Group Inc. 2006 Stock Incentive Plan (the “2006 Option Plan”) during the three and six months ended March 31, 2010 and 2009 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Expected term	6.66 years	6.66 years	6.66 years	6.66 years
Expected volatility	44.00%	72.00%	44.29%	72.00%
Expected dividends	0.00%	0.00%	0.00%	0.00%
Risk-free rate	2.56%	1.67%	2.56%	1.55%
The weighted-average estimated grant date fair value, as defined by authoritative accounting guidance, for employee stock options granted under the 2006 Option Plans was $2.40 per share and $2.40 per share during the three and six months ended March 31, 2010, respectively, and $2.67 per share and $2.89 per share during the three and six months ended March 31, 2009, respectively.
NOTE 8 — RESTRUCTURING COSTS
During the six months ended March 31, 2010, our management approved restructuring plans for eliminating certain employee positions and consolidation of excess facilities with the intent to continue to streamline and focus our operations and to more properly align our cost structure with current business conditions and our projected future revenue streams. These plans included the elimination of approximately 130 employee positions and the consolidation of space within multiple facilities locations. As of March 31, 2010, substantially all of the affected employees had been notified and terminated, and the facility consolidation had been completed. In accordance with relevant authoritative accounting principles, we recorded restructuring charges of approximately $1.1 million and $2.0 million for the three and six months ended March 31, 2010, respectively, related to workforce reductions (comprised of severance and related benefits) and the facility consolidation, including additional charges for past actions related to certain employee termination benefits that are required to be accrued from the time of notification through the date specified in the benefit. All restructuring charges were recorded in “Restructuring Costs” in the condensed consolidated statements of operations and comprehensive income (loss).
We also undertook certain restructuring actions in prior years. We recorded restructuring charges of approximately $2.35 million and $4.3 million related to workforce reductions (comprised of severance and related benefits) and consolidation of facilities in the three and six months ended March 31, 2009, respectively. All of the affected employees from prior years’ actions had been notified and terminated at the times of those actions.
Our restructuring liability at March 31, 2010 was approximately $1.1 million and the changes in our restructuring liabilities for the six months then ended were as follows (in thousands):

	Balance at			Balance at
	September 30,	Restructuring		March 31,
	2009	Charges	Payments	2010
2010 Actions — Severance and Related Benefits	$—	$1,699	$(1,340)	$359
2010 Actions — Facility Closings	—	269	(34)	235
2009 Actions — Severance and Related Benefits	30	—	(30)	—
2009 Actions — Facility Closings	812	6	(326)	492

	$842	$1,974	$(1,730)	$1,086

NOTE 9 — SEGMENT REPORTING
We are a leading provider of business management solutions to wholesale and retail distribution businesses. We have developed substantial expertise in serving businesses with complex distribution and retail requirements in two primary vertical markets: retail distribution and wholesale distribution, which are considered our segments for reporting purposes. These segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in authoritative accounting guidance regarding segments. We previously considered our segments to represent three primary vertical markets: hardlines and lumber, wholesale distribution and automotive. On October 1, 2009 we combined our Hardlines and Lumber and Automotive segments to create our Retail Distribution Group segment. We believe these segments more accurately reflect the manner in which our management views and evaluates the business. Additionally, and as further discussed in Note 10, in April 2010 we sold our productivity tools business which was previously presented in Other. These amounts have been separately presented in discontinued operations in the condensed consolidated statements of operations and comprehensive income (loss). The prior periods have been reclassified to conform to the current period presentation.
Because these segments reflect the manner in which our management reviews our business, they necessarily involve judgments that our management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect technologies and applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments. Future events, including changes in our senior management, may affect the manner in which we present segments in the future.
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

•
Other — Other primarily consisted of our productivity tools business, which was involved with software migration services and application development. As further discussed in Note 10, in April 2010 we sold our productivity tools business which historically represented substantially all of Other. Amounts associated with the productivity tools business have been presented as discontinued operations in our financial statements. In the fiscal 2009 periods there was an immaterial amount of remaining revenue in Other that was not allocated to the other segments. In fiscal 2010, all revenues were recorded in either the Retail Distribution Group segment or the Wholesale Distribution segment.

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
Our reportable segment financial information for the three and six months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended March 31, 2010				Six Months Ended March 31, 2010
	Retail				Retail
	Distribution	Wholesale			Distribution	Wholesale
	Group	Distribution	Other	Total	Group	Distribution	Other	Total
Revenues	$55,938	$39,082	$—	$95,020	$108,015	$75,130	$—	$183,145
Contribution margin	$17,824	$16,016	$—	$33,840	$34,135	$31,139	$—	$65,274

	Three Months Ended March 31, 2009				Six Months Ended March 31, 2009
	Retail				Retail
	Distribution	Wholesale			Distribution	Wholesale
	Group	Distribution	Other	Total	Group	Distribution	Other	Total
Revenues	$53,167	$40,524	$93	$93,784	$107,080	$78,922	$169	$186,171
Contribution margin	$18,828	$16,441	$93	$35,362	$34,515	$30,849	$169	$65,533

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
The exclusion of costs not considered directly allocable to individual business segments results in contribution margin not taking into account substantial costs of doing business. We use contribution margin, in part, to evaluate the performance of, and allocate resources to, each of the segments. While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, net income (loss), cash flow and other measures. of financial performance prepared in accordance with GAAP that are otherwise presented in our financial statements. In addition, our calculation of contribution margin may be different from the calculation used by other companies and, therefore, comparability may be affected.
The reconciliation of total segment contribution margin to our income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2010	2009	2010	2009
Segment contribution margin	$33,840	$35,362	$65,274	$65,533
Corporate and unallocated costs	(6,226)	(5,769)	(12,151)	(11,403)
Stock-based compensation expense	(918)	(822)	(1,906)	(1,876)
Depreciation and amortization	(10,296)	(9,607)	(19,782)	(19,236)
Impairment of goodwill	—	(82,000)	—	(107,000)
Acquisition related costs	—	(52)	—	(228)
Restructuring costs	(1,068)	(2,533)	(1,974)	(4,291)
Interest expense	(7,784)	(9,688)	(15,703)	(22,676)
Gain on retirement of debt	—	14,327	—	14,327
Other income (expense), net	141	(298)	431	(626)

Income (loss) from continuing operations before income taxes	$7,689	$(61,080)	$14,189	$(87,476)

NOTE 10 — DISCONTINUED OPERATIONS
On April 16, 2010, we completed the sale of our productivity tools business for approximately $12 million in cash. Accordingly, we have separately classified the results of operations, assets and liabilities, and cash flows of the discontinued operations in the condensed consolidated financial statements for all periods presented.
Income (loss) from discontinued operations, net of income taxes, for the three and six months ended March 31, 2010 and 2009 is summarized as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Revenue from discontinued operations	$2,711	$2,169	$6,185	$6,048
Expenses from discontinued operations	2,323	1,859	4,403	3,906

Income from discontinued operations before income taxes	388	310	1,782	2,142
Income tax expense (benefit)	1,384	(575)	1,824	(67)

Income (loss) from discontinued operations, net of income taxes	$(996)	$885	$(42)	$2,209

The summarized balance sheets of discontinued operations consisted of the following (in thousands):

	March 31,	September 30,
	2010	2009
Trade accounts receivable, net of allowance for doubtful accounts	$1,514	$216
Deferred income taxes	434	3,205
Prepaid expenses and other current assets	188	42
Property and equipment, net	47	105
Intangible assets, net	1,485	1,547
Goodwill	2,264	2,264
Other assets	39	39

Assets of discontinued operations	$5,971	$7,418

Payroll related accruals	$476	$370
Deferred revenue	2,565	1,771
Accrued expenses and other current liabilities	108	137

Liabilities of discontinued operations	$3,149	$2,278

The cash receipts and payments related to the discontinued operations have been reflected as cash inflows and outflows, respectively in the condensed consolidated statements of cash flows.

NOTE 11 — GUARANTOR CONSOLIDATION
The senior secured credit agreement and the senior subordinated notes are guaranteed by our existing, wholly-owned domestic subsidiaries HM COOP LLC, Activant Wholesale Distribution Solutions Inc., Atlas Disposition Group Inc. (f/k/a Speedware Group, Inc.) and Atlas America Inc. (f/k/a Speedware America, Inc.) (collectively, the “Guarantors”). Since September 30, 2006, (i) the following subsidiaries have been merged into Activant Solutions Inc.: Triad Systems Financial Corporation, Triad Data Corporation, CCI/TRIAD Gem, Inc., Enterprise Computer Systems, Inc., Speedware Holdings, Inc., CCI/ARD, Inc., Triad Systems Corporation, and Speedware USA, Inc.; and (ii) the following subsidiaries have been merged into Activant Wholesale Distribution Solutions Inc. (formerly known as Prophet 21 New Jersey, Inc.): Prophet 21 Investment Corporation, Prophet 21 Canada, Inc., SDI Merger Corporation, Distributor Information Systems Corporation, Trade Service Systems, Inc., STANPak Systems, Inc., Prelude Systems Inc. and Greenland Holding Corp. Our other subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the senior secured credit agreement and the senior subordinated notes. The accompanying condensed consolidating balance sheets as of March 31, 2010 and September 30, 2009 and the accompanying condensed consolidating statements of operations for the three and six months ended March 31, 2010 and 2009 and cash flows for the six months ended March 31, 2010 and 2009 represent the financial position, results of operations and cash flows of our Guarantors and Non-Guarantors.
Condensed Consolidating Balance Sheet as of March 31, 2010

	Guarantor
	Principal		Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$40,156	$181	$5,643	$—	$45,980
Trade accounts receivable, net of allowance for doubtful accounts	18,731	13,701	3,203	—	35,635
Inventories	4,116	711	270	—	5,097
Deferred income taxes	2,193	1,080	13	—	3,286
Prepaid expenses and other current assets	3,655	78	127	—	3,860
Assets of discontinued operations	1,055	—	4,916	—	5,971

Total current assets	69,906	15,751	14,172	—	99,829

Property and equipment, net	5,183	92	107	—	5,382
Intangible assets, net	158,189	19,745	1,368	—	179,302
Goodwill	442,175	91,956	1,286	6,037	541,454
Investments in subsidiaries	16,769	—	—	(16,769)	—
Intercompany receivables (payables)	(100,025)	111,338	(11,313)	—	—
Deferred financing costs	7,798	—	—	—	7,798
Other assets	3,541	139	(13)	—	3,667

Total assets	$603,536	$239,021	$5,607	$(10,732)	$837,432

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$15,965	$1,055	$261	$—	$17,281
Payroll related accruals	1,300	11,783	558	—	13,641
Deferred revenue	13,950	20,565	1,323	—	35,838
Accrued expenses and other current liabilities	8,663	1,732	1,338	—	11,733
Liabilities of discontinued operations	73	—	3,076	—	3,149

Total current liabilities	39,951	35,135	6,556	—	81,642

Long-term debt	506,895	—	—	—	506,895
Deferred tax and other liabilities	73,876	(3,211)	523	—	71,188

Total liabilities	620,722	31,924	7,079	—	659,725

Total stockholder’s equity (deficit)	(17,186)	207,097	(1,472)	(10,732)	177,707

Total liabilities and stockholder’s equity (deficit)	$603,536	$239,021	$5,607	$(10,732)	$837,432

Condensed Consolidating Balance Sheet as of September 30, 2009

	Guarantor
	Principal		Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$42,001	$215	$2,357	$—	$44,573
Trade accounts receivable, net of allowance for doubtful accounts	16,818	14,383	2,995	—	34,196
Inventories	3,576	1,185	224	—	4,985
Deferred income taxes	(137)	1,217	—	—	1,080
Prepaid expenses and other current assets	4,886	454	142	—	5,482
Assets of discontinued operations	6	—	7,412	—	7,418

Total current assets	67,150	17,454	13,130	—	97,734

Property and equipment, net	5,337	518	113	—	5,968
Intangible assets, net	166,128	23,134	1,585	—	190,847
Goodwill	442,175	91,956	1,286	6,037	541,454
Investments in subsidiaries	16,769	—	—	(16,769)	—
Intercompany receivables (payables)	(83,980)	99,035	(15,055)	—	—
Deferred financing costs	8,903	—	—	—	8,903
Other assets	3,013	181	(16)	—	3,178

Total assets	$625,495	$232,278	$1,043	$(10,732)	$848,084

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$16,456	$1,635	$(61)	$—	$18,030
Payroll related accruals	(13,178)	29,850	745	—	17,417
Deferred revenue	8,993	20,021	869	—	29,883
Current portion of long-term debt	5,886	—	—	—	5,886
Accrued expenses and other current liabilities	15,606	1,177	1,242	—	18,025
Liabilities of discontinued operations	—	—	2,278	—	2,278

Total current liabilities	33,763	52,683	5,073	—	91,519

Long-term debt	517,009	—	—	—	517,009
Deferred tax and other liabilities	75,701	(2,723)	48	—	73,026

Total liabilities	626,473	49,960	5,121	—	681,554

Total stockholder’s equity (deficit)	(978)	182,318	(4,078)	(10,732)	166,530

Total liabilities and stockholder’s equity (deficit)	$625,495	$232,278	$1,043	$(10,732)	$848,084

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2010

	Guarantor		Non-Guarantor
(in thousands)	Principal Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$19,018	$13,635	$977	$—	$33,630
Services	33,990	24,720	2,680	—	61,390

Total revenues	53,008	38,355	3,657	—	95,020

Cost of revenues:
Systems	11,411	6,919	654	—	18,984
Services	13,005	5,625	1,389	—	20,019

Total cost of revenues	24,416	12,544	2,043	—	39,003

Gross profit	28,592	25,811	1,614	—	56,017

Operating expenses:
Sales and marketing	8,073	5,730	539	—	14,342
Product development	3,746	4,479	395	—	8,620
General and administrative	5,948	315	96	—	6,359
Depreciation and amortization	8,330	1,813	153	—	10,296
Restructuring costs	658	383	27	—	1,068

Total operating expenses	26,755	12,720	1,210	—	40,685

Operating income	1,837	13,091	404	—	15,332

Interest expense	(7,730)	(4)	(50)	—	(7,784)
Other income (expense), net	(381)	163	359	—	141

Income (loss) from continuing operations before income taxes	(6,274)	13,250	713	—	7,689
Income tax expense	1,102	475	1,134	—	2,711

Income (loss) from continuing operations	(7,376)	12,775	(421)		4,978
Income (loss) from discontinued operations, net of income taxes	1,458	—	(2,454)	—	(996)

Net income (loss)	$(5,918)	$12,775	$(2,875)	$—	$3,982

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2009

	Guarantor		Non-Guarantor
(in thousands)	Principal Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$14,771	$14,507	$935	$—	$30,213
Services	35,636	25,408	2,527	—	63,571

Total revenues	50,407	39,915	3,462	—	93,784

Cost of revenues:
Systems	8,787	7,070	476	—	16,333
Services	13,033	6,735	1,391	—	21,159

Total cost of revenues	21,820	13,805	1,867	—	37,492

Gross profit	28,587	26,110	1,595	—	56,292

Operating expenses:
Sales and marketing	6,947	5,282	428	—	12,657
Product development	3,704	5,013	319	—	9,036
General and administrative	5,240	402	186	—	5,828
Depreciation and amortization	7,662	1,802	143	—	9,607
Impairment of goodwill	82,000	—	—	—	82,000
Acquisition related costs	4	48	—	—	52
Restructuring costs	1,961	208	364	—	2,533

Total operating expenses	107,518	12,755	1,440	—	121,713

Operating income (loss)	(78,931)	13,355	155	—	(65,421)

Interest expense	(9,683)	(3)	(2)	—	(9,688)
Gain on retirement of debt	14,327	—	—	—	14,327
Other income (expense), net	90	28	(416)	—	(298)

Income (loss) from continuing operations before income taxes	(74,197)	13,380	(263)	—	(61,080)
Income tax expense	9,416	—	72	—	9,488

Income (loss) from continuing operations	(83,613)	13,380	(335)		(70,568)
Income from discontinued operations, net of income taxes	677	—	208	—	885

Net income (loss)	$(82,936)	$13,380	$(127)	$—	$(69,683)

Condensed Consolidating Statement of Operations for the Six Months Ended March 31, 2010

	Guarantor
	Principal		Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$34,126	$24,240	$1,904	$—	$60,270
Services	68,139	49,331	5,405	—	122,875

Total revenues	102,265	73,571	7,309	—	183,145

Cost of revenues:
Systems	20,532	12,089	1,242	—	33,863
Services	25,524	11,227	2,865	—	39,616

Total cost of revenues	46,056	23,316	4,107	—	73,479

Gross profit	56,209	50,255	3,202	—	109,666

Operating expenses:
Sales and marketing	16,464	10,841	1,249	—	28,554
Product development	7,412	9,143	811	—	17,366
General and administrative	11,593	667	269	—	12,529
Depreciation and amortization	15,918	3,565	299	—	19,782
Restructuring costs	931	472	571	—	1,974

Total operating expenses	52,318	24,688	3,199	—	80,205

Operating income	3,891	25,567	3	—	29,461

Interest expense	(15,645)	(8)	(50)	—	(15,703)
Other income (expense), net	(6,035)	246	6,220	—	431

Income (loss) from continuing operations before income taxes	(17,789)	25,805	6,173	—	14,189
Income tax expense	2,865	1,026	1,752	—	5,643

Income (loss) from continuing operations	(20,654)	24,779	4,421		8,546
Income (loss) from discontinued operations, net of income taxes	3,530	—	(3,572)	—	(42)

Net income (loss)	$(17,124)	$24,779	$849	$—	$8,504

Condensed Consolidating Statement of Operations for the Six Months Ended March 31, 2009

	Guarantor
			Non-Guarantor
(in thousands)	Principal Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$31,303	$28,247	$1,796	$—	$61,346
Services	70,171	49,407	5,247	—	124,825

Total revenues	101,474	77,654	7,043	—	186,171

Cost of revenues:
Systems	18,880	13,490	1,029	—	33,399
Services	26,757	13,377	2,525	—	42,659

Total cost of revenues	45,637	26,867	3,554	—	76,058

Gross profit	55,837	50,787	3,489	—	110,113

Operating expenses:
Sales and marketing	15,679	10,860	1,116	—	27,655
Product development	7,793	10,217	645	—	18,655
General and administrative	10,290	791	468	—	11,549
Depreciation and amortization	15,299	3,623	314	—	19,236
Impairment of goodwill	107,000	—	—	—	107,000
Acquisition related costs	45	81	102	—	228
Restructuring costs	2,884	261	1,146	—	4,291

Total operating expenses	158,990	25,833	3,791	—	188,614

Operating income (loss)	(103,153)	24,954	(302)	—	(78,501)

Interest expense	(22,667)	(7)	(2)	—	(22,676)
Gain on retirement of debt	14,327	—	—	—	14,327
Other expense	(126)	(19)	(481)	—	(626)

Income (loss) from continuing operations before income taxes	(111,619)	24,928	(785)	—	(87,476)
Income tax expense	9,139	1	77	—	9,217

Income (loss) from continuing operations	(120,758)	24,927	(862)		(96,693)
Income (loss) from discontinued operations, net of income taxes	2,248	—	(39)	—	2,209

Net income (loss)	$(118,510)	$24,927	$(901)	$—	$(94,484)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended March 31, 2010

	Guarantor
	Principal		Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities — continuing operations	$19,293	$92	$3,377	$—	$22,762
Net cash provided by operating activities — discontinued operations	2,406	—	(16)	—	2,390

Net cash provided by operating activities	21,699	92	3,361	—	25,152

Investing activities:
Purchase of property and equipment	(2,098)	(126)	(22)	—	(2,246)
Capitalized computer software costs and databases	(5,405)	—	—	—	(5,405)

Net cash used in investing activities — continuing operations	(7,503)	(126)	(22)	—	(7,651)
Net cash used in investing activities — discontinued operations	(41)	—	(53)	—	(94)

Net cash used in investing activities	(7,544)	(126)	(75)	—	(7,745)

Financing activities:
Payment on long-term debt	(16,000)	—	—	—	(16,000)

Net cash used in financing activities — continuing operations	(16,000)	—	—	—	(16,000)

Net cash from continuing operations	(4,210)	(34)	3,355	—	(889)
Net cash from discontinued operations	2,365	—	(69)	—	2,296

Net change in cash and cash equivalents	(1,845)	(34)	3,286	—	1,407
Cash and cash equivalents, beginning of period	42,001	215	2,357		44,573

Cash and cash equivalents, end of period	$40,156	$181	$5,643	$—	$45,980

Condensed Consolidating Statement of Cash Flows for the Six Months Ended March 31, 2009

	Guarantor
	Principal		Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities — continuing operations	$26,659	$(1,443)	$(2,125)	$—	$23,091
Net cash provided by (used in) operating activities — discontinued operations	4,260	—	(340)	—	3,920

Net cash provided by (used in) operating activities	30,919	(1,443)	(2,465)	—	27,011

Investing activities:
Purchase of property and equipment	(808)	(5)	—	—	(813)
Capitalized computer software costs and databases	(4,034)	—	—	—	(4,034)

Net cash used in investing activities — continuing operations	(4,842)	(5)	—	—	(4,847)
Net cash used in investing activities — discontinued operations	(9)	—	(1)	—	(10)

Net cash used in investing activities	(4,851)	(5)	(1)	—	(4,857)

Financing activities:
Repurchases of common stock	(189)	—	—	—	(189)
Payments on long-term debt	(3,512)	—	—	—	(3,512)
Repurchases of debt	(20,215)	—	—	—	(20,215)

Net cash used in financing activities — continuing operations	(23,916)	—	—	—	(23,916)

Net cash from continuing operations	(2,099)	(1,448)	(2,125)	—	(5,672)
Net cash from discontinued operations	4,251	—	(341)	—	3,910

Net change in cash and cash equivalents	2,152	(1,448)	(2,466)	—	(1,762)
Cash and cash equivalents, beginning of period	55,926	2,931	5,932	—	64,789

Cash and cash equivalents, end of period	$58,078	$1,483	$3,466	$—	$63,027

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our financial statements and related notes included above. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Part I, Item 1A – Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
Overview
We are a leading provider of business management solutions to wholesale and retail distribution businesses. We have developed substantial expertise in serving businesses with complex distribution and retail requirements in two primary vertical markets: retail distribution and wholesale distribution, which we consider our segments for reporting purposes. These segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in authoritative accounting guidance regarding segments. We previously considered our segments to represent three primary vertical markets: hardlines and lumber, wholesale distribution and automotive. On October 1, 2009, we combined our Hardlines and Lumber and Automotive segments to create our Retail Distribution Group segment. We believe these segments more accurately reflect the manner in which our management views and evaluates the business. Additionally, and as further discussed in Note 10 to our accompanying unaudited condensed consolidated financial statements, in April 2010 we sold our productivity tools business which was previously presented in Other. These amounts have been separately presented in discontinued operations in the accompanying financial statements. The prior periods have been reclassified to conform to the current period presentation.
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
Revenues
Our revenues are primarily derived from customers that operate in two markets — retail distribution and wholesale distribution.
•
The retail distribution market consists of a range of specialty retail and distribution vertical markets, primarily in the United States, including independent hardware retailers; home improvement centers; paint, glass and wallpaper stores; farm supply stores; retail nurseries and garden centers; independent lumber and building material dealers; pharmacies; and other specialty retailers, and includes manufacturers, warehouse distributors, parts stores, professional installers in North America, the United Kingdom and Ireland, as well as several chains in North America. For the six months ended March 31, 2010, we generated approximately 59.0% of our total revenues from the retail distribution vertical market.

•
The wholesale distribution market consists of a range of distributors including electrical supply; plumbing; medical supply; heating and air conditioning; tile; industrial machinery and equipment; industrial supplies; fluid power; janitorial and sanitation products; paper and packaging; and service establishment equipment vendors, primarily in the United States. For the six months ended March 31, 2010, we generated approximately 41.0% of our total revenues from the wholesale distribution vertical market.

Using a combination of proprietary software and extensive expertise in these markets, we provide complete business management solutions consisting of tailored systems, product support and content and supply chain services designed to meet the unique requirements of our customers. Our fully integrated systems and services include point-of-sale/order entry, inventory management, general accounting and enhanced data management that enable our customers to manage their day-to-day operations. Our revenues are derived from the following business management solutions:
•	Systems, which is comprised primarily of proprietary software applications, professional services, training, and third-party software and may include hardware and peripherals and forms.

•
Services, which is comprised primarily of product support, content, and supply chain services. Product support services are comprised of customer support activities, including software, hardware and network support through our help desk, web help, software updates, preventive and remedial on-site maintenance and depot repair services. Our content services are comprised of proprietary database and data management products such as our comprehensive electronic automotive parts and applications catalog and point-of-sale business analysis data. Supply chain services are comprised of connectivity services, e-commerce, networking and security monitoring management solutions. We generally provide our services on a subscription basis, and accordingly, revenues are generally recurring in nature.

Cost of Revenues
Our cost of revenues and gross margins are derived from systems and services as follows:
•
Cost of systems revenues and systems gross margins — Cost of systems revenues consists primarily of direct costs of software duplication, our logistics organization, cost of hardware, salary related costs of professional services and installation personnel, royalty payments, and allocated overhead expenses.

•
Cost of services revenues and services gross margins — Cost of services revenues primarily consist of material and direct labor associated with our help desk, material and labor and production costs associated with our automotive catalog and other content offerings as well as overhead expenses. Generally, our services revenues have a higher gross margin than our systems revenues.

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
•
Sales and marketing — Sales and marketing expense consists primarily of salaries and bonuses, commissions for our sales force, travel, stock-based compensation expense, marketing expenses and allocated overhead expenses. Our marketing approach is to develop strategic relationships, as well as endorsement and alliance agreements, with many of the well-known market participants in the vertical markets that we serve. The goal of these programs is to enhance the productivity of our sales teams and to create leveraged selling opportunities for system sales and content and supply chain offerings.

•
Product development — Product development expense consists primarily of salaries and bonuses, stock-based compensation expense, outside services and allocated overhead expenses. Our product development strategy includes development of additional functionality for our existing products as well as developing new products for our existing customer base and prospective new customers.

•
General and administrative — General and administrative expense primarily consists of salaries and bonuses, stock-based compensation expense, outside services, and facility and information technology allocations for the general executive, finance, human resource and legal services functions.

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

Non-Operating Expenses
Our non-operating expenses consist of the following:
•	Interest expense — Interest expense represents interest on our outstanding debt as a result of our 2006 merger with Activant Solutions Holdings Inc. and subsequent acquisitions.

•
Gain on retirement of debt — Gain on retirement of debt represents the gain in connection with the debt we have repurchased, net of any related deferred financing fees to be written off as well as any related transaction fees. Subject to the restrictions and limitations set forth under the senior secured credit agreement and the indenture governing the senior subordinated notes, we and our subsidiaries, affiliates or significant stockholders may from time to time purchase, repay, redeem or retire additional amounts of our outstanding debt, in privately negotiated or open market transactions, by tender offer or otherwise.

•
Other income (expense), net — Other income (expense), net primarily consists of interest income, other non-income based taxes, foreign currency gains or losses and gains or losses on marketable securities.

•	Income tax expense — Income tax expense is based on state, federal and foreign taxable income determined in accordance with current enacted laws and tax rates.
General Business Conditions and Trends
We continue to believe the U.S. economic recovery will likely be slow. While retail sales, consumer confidence, manufacturing index and the buildup of inventories support economic growth, other indicators, such as unemployment, credit quality, mixed signals in residential housing, continuing home foreclosures, and a slow commercial real estate market are countervailing factors that may continue to dampen the recovery. The broader macroeconomic environment has impacted our performance in the vertical markets we serve, and we expect it will likely affect the industries we serve and our performance in those industries, for fiscal 2010 and potentially beyond.
We continue to see customer caution in making capital expenditure decisions. While we have seen the length of selling cycles improve, we also see our potential and current customer base challenged with, among other things, lack of access to adequate credit and higher attrition due to bankruptcies and business shutdowns. We saw the macroeconomic weakness first impact our retail distribution vertical, which is now showing some signs of improving. Our wholesale distribution vertical is still experiencing the impact of the slowdown in commercial construction and other sectors. At the same time, we have seen sales to our existing customers improve and experienced larger strategic transactions across both verticals, as certain larger players begin to invest in their businesses to enhance their efficiencies in anticipation of an economic recovery.
We have proactively addressed our cost model as we faced these marketplace and uncertainties. Over the past two years our management implemented restructuring actions primarily related to eliminating certain employee positions and consolidating certain excess facilities. We also benefited from our focus on managing our discretionary expenses and continue to do so wherever possible.
Demand for our systems and support offerings are correlated with the economic conditions in each vertical market and the global macroeconomic conditions. We continue to focus on executing in the areas we can control by continuing to provide high value products and services while managing our expenses. Despite the challenging economic environment, operating cash flow from continuing operations remained strong for the six months ended March 31, 2010 at $22.8 million.
If the macroeconomic environment recovery continues to be slow, it could have a negative effect on our revenue and could have a negative effect on our operating margin growth rate. If this were to occur, it may impact our ability to meet certain financial tests under our senior secured credit agreement and the indenture governing our senior subordinated notes. Based on our forecast for fiscal year 2010, we currently anticipate that we will be able to meet or exceed these financial tests and covenants during this period.
Results of Operations
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Total revenues
Our Retail Distribution Group and Wholesale Distribution segments accounted for approximately 58.9% and 41.1%, respectively, of our revenues during the three months ended March 31, 2010. This compares to the three months ended March 31, 2009, where our Retail Distribution Group and Wholesale Distribution segments accounted for approximately 56.7% and 43.2%, respectively, of our revenues. See Note 9 to our unaudited condensed consolidated financial statements for further information on our segments, including a summary of our segment revenues and contribution margin.

The following table sets forth, for the periods indicated, our segment revenues by business management solution and the variance thereof (in thousands):

	Three Months Ended March 31,
	2010	2009	Variance $	Variance %
Retail Distribution Group revenues:
Systems	$19,987	$15,667	$4,320	27.6%
Services	35,951	37,500	(1,549)	(4.1)%

Total Retail Distribution Group revenues	$55,938	$53,167	$2,771	5.2%

Wholesale Distribution revenues:
Systems	$13,643	$14,526	$(883)	(6.1)%
Services	25,439	25,998	(559)	(2.2)%

Total Wholesale Distribution revenues	$39,082	$40,524	$(1,442)	(3.6)%

Other revenues:
Systems	$—	$20	$(20)	(100.0)%
Services	—	73	(73)	(100.0)%

Total Other revenues	$—	$93	$(93)	(100.0)%

Total revenues:
Systems	$33,630	$30,213	$3,417	11.3%
Services	61,390	63,571	(2,181)	(3.4)%

Total revenues	$95,020	$93,784	$1,236	1.3%

Total revenues for the three months ended March 31, 2010 increased by $1.2 million, or 1.3%, compared to the three months ended March 31, 2009. The increase in revenues over the comparable period a year ago is primarily a result of an increase in systems revenues in the Retail Distribution Group, partially offset by a decrease in systems revenue in Wholesale Distribution as well as an overall decrease in services revenues.
•
Retail Distribution Group revenues — Retail Distribution Group revenues increased by $2.8 million, or 5.2%. Systems revenues increased primarily as a result of continued strong sales of additional products and modules. Services revenues experienced a decrease primarily as a result of contractual price reductions, lower customer retention rates due to the global economic downturn and known attrition of a major customer.

•
Wholesale Distribution revenues — Wholesale Distribution revenues decreased by $1.4 million, or 3.6%. The systems revenues decrease was substantially due to more deferred revenues recognized in the prior years as well as a reduction in the unit volume of new system sales and associated professional services revenue, primarily due to a lagging economic recovery in commercial, construction and other sectors partially offset by the sale of additional products and modules. Services revenues decreased primarily as a result of lower customer retention rates due to the economic downturn partially offset by our price increases for support services.

Total cost of revenues and gross margins as a percentage of revenues
The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues (in thousands):

	Three Months Ended March 31,
	2010	2009	Variance
Cost of systems revenues	$18,984	$16,333	$2,651
Systems gross margins	43.5%	45.9%

Cost of services revenues	$20,019	$21,159	$(1,140)
Services gross margins	67.4%	66.7%

Total cost of revenues	$39,003	$37,492	$1,511
Total gross margins	59.0%	60.0%

•
Cost of systems revenues and systems gross margins — Cost of systems revenues increased by $2.7 million primarily as a result of higher direct costs associated with higher overall systems revenues and a $1.3 million valuation adjustment to lower the cost basis of inventory as a result of a comprehensive review and analysis of on-hand quantities relative to current and anticipated prospective demand for new systems and for replacement and add-on items for existing systems, including legacy systems, in the install base. Systems gross margins decreased by 2.4 percentage points in the three months ended March 31, 2010 from the comparable period a year ago primarily attributable to the impact of the inventory adjustment described above.

•
Cost of services revenues and services gross margins — Cost of services revenues decreased by $1.1 million primarily as a result of labor related cost reductions on legacy platforms, reductions in third party maintenance and support costs and outside services. Services gross margins increased by 0.7 percentage points in the three months ended March 31, 2010 from the comparable period a year ago as a result of customer support price increases, reductions in labor related costs in legacy products and third party maintenance and support costs partially offset by contractual price reductions and lower customer retention rates.

Total operating expenses
The following table sets forth, for the periods indicated, operating expenses and the variance thereof (in thousands):

	Three Months Ended March 31,
	2010	2009	Variance $	Variance %
Sales and marketing	$14,342	$12,657	$1,685	13.3%
Product development	8,620	9,036	(416)	(4.6)%
General and administrative	6,359	5,828	531	9.1%
Depreciation and amortization	10,296	9,607	689	7.2%
Impairment of goodwill	—	82,000	(82,000)	(100.0)%
Acquisition related costs	—	52	(52)	(100.0)%
Restructuring costs	1,068	2,533	(1,465)	(57.8)%

Total operating expenses	$40,685	$121,713	$(81,028)	(66.6)%

Total operating expenses decreased by $81.0 million, or 66.6%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The decrease was driven primarily by the impairment of goodwill in the prior year, lower restructuring costs and increased software development capitalization, partially offset by increased compensation related expenses and bad debt expense.
•
Sales and marketing —Sales and marketing expenses increased by $1.7 million, or 13.3%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase was primarily the result of an addition of $0.4 million in compensation related expenses, $0.8 million in bad debt expense and $0.3 million in outside services.

•
Product development —Product development expenses decreased $0.4 million, or 4.6%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease was primarily the result of increased capitalization of database and software development expenses of $0.7 million and a reduction in compensation related expenses of $0.1 million, partially offset by an increase of $0.4 million in outside services.

•
General and administrative —General and administrative expenses increased by $0.5 million, or 9.1%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase is primarily the result of $0.5 million in additional compensation related expenses.

•
Depreciation and amortization —Depreciation and amortization expense was $10.3 million for the three months ended March 31, 2010 compared to $9.6 million for the three months ended March 31, 2009. The increase was primarily a result of an increase in capital expenditures during fiscal year 2010.

•
Impairment of goodwill — Due to the global macroeconomic environment and impacts of the credit crisis as well as the significant decrease in the level of overall spending, including spending in the vertical markets that we serve, we determined it necessary to evaluate goodwill for impairment as of March 31, 2009. We recorded a goodwill impairment charge of $82.0 million in the Retail Distribution Group during the three months ended March 31, 2009. See Note 3 to our unaudited condensed consolidated financial statements. We had no similar charges in the three months ended March 31, 2010.

•
Acquisition related costs — There were no acquisition related costs for the three months ended March 31, 2010 compared to $0.1 million in the three months ended March 31, 2009. The prior year costs primarily included consulting fees and other professional services incurred in connection with systems integration activities.

•
Restructuring costs — During fiscal years 2010 and 2009, our management approved restructuring actions primarily related to eliminating certain employee positions and consolidating certain excess facilities with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams. During the three months ended March 31, 2010 and 2009, we recorded restructuring charges of approximately $1.1 million and $2.5 million, respectively. See Note 8 to our unaudited condensed consolidated financial statements.

Interest expense
Interest expense for the three months ended March 31, 2010 and 2009 was $7.8 million and $9.7 million, respectively. The decrease in interest expense was primarily a result of the reduction in our outstanding debt as a result of principal payments and repurchases of our existing debt made in the past twelve months totaling approximately $71.0 million.
Gain on retirement of debt
During the three months ended March 31, 2009, we repurchased approximately $35.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $21.2 million (including accrued interest of $1.0 million). In connection with the debt repurchase, we wrote off deferred financing costs and other transaction fees of $1.2 million. As a result of these repurchases we recorded a gain on retirement of debt in the amount of $14.3 million. We did not repurchase any debt during the three months ended March 31, 2010.
Other income (expense), net
Other income (expense), net for the three months ended March 31, 2010 was income of $0.1 million compared to a loss of $0.3 million in the three months ended March 31, 2009. The increase was primarily a result of foreign currency gains of approximately $0.1 million for the three months ended March 31, 2010 compared to $0.4 million of foreign currency losses during the three months ended March 31, 2009.
Income tax expense
We recognized income tax expense of $2.7 million, or 35.3% of pre-tax income from continuing operations, for the three months ended March 31, 2010 compared to income tax expense of $9.5 million, or 45.4% of pre-tax income from continuing operations, excluding goodwill impairment, in the comparable period in 2009. During the three months ended March 31, 2009, the increase in income tax expense is due primarily to higher pre-tax income from continuing operations, partially offset by a decrease in the effective tax rate. Our effective tax rate for the three months ended March 31, 2010 differed from the statutory rate primarily due to state taxes, net of U.S. federal income tax benefit. See Note 6 to our unaudited condensed consolidated financial statements for additional information about income taxes.
Contribution margin
The results of the reportable segments are derived directly from our management reporting system. The results are based on our method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States (“GAAP”). Our management measures the performance of each segment based on several metrics, including contribution margin as defined below, which is not a financial measure calculated in accordance with GAAP. Asset data is not reviewed by our management at the segment level and therefore is not included.
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
Contribution margin for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009	Variance $	Variance %
Retail Distribution Group	$17,824	$18,828	$(1,004)	(5.3)%
Wholesale Distribution	16,016	16,441	(425)	(2.6)%
Other	—	93	(93)	(100.0)%

Total contribution margin	$33,840	$35,362	$(1,522)	(4.3)%

•
Retail Distribution Group contribution margin — The contribution margin for Retail Distribution Group decreased by $1.0 million primarily as a result of the previously mentioned inventory valuation adjustment as well as service revenue contractual price reductions and lower customer retention rates, partially offset by increased systems revenue volume and product development capitalization. Sales and marketing expenses increased primarily as a result of higher compensation related expenses and increased travel. Product development expenses decreased primarily as a result of increased software and database capitalization costs, partially offset by increased compensation related expenses.

•
Wholesale Distribution contribution margin — The contribution margin for Wholesale Distribution decreased by $0.4 million primarily as the result of lower systems revenue volume, the previously mentioned inventory valuation adjustment and the impact of lower customer retention rates, partially offset by lower third party support costs. Sales and marketing expenses increased primarily as a result of higher bad debt expense. Product development expenses decreased primarily as a result of lower compensation related expenses.

The reconciliation of total segment contribution margin to our income (loss) from continuing operations before income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Segment contribution margin	$33,840	$35,362
Corporate and unallocated costs	(6,226)	(5,769)
Stock-based compensation expense	(918)	(822)
Depreciation and amortization	(10,296)	(9,607)
Impairment of goodwill	—	(82,000)
Acquisition related costs	—	(52)
Restructuring costs	(1,068)	(2,533)
Interest expense	(7,784)	(9,688)
Gain on retirement of debt	—	14,327
Other income (expense), net	141	(298)

Income (loss) from continuing operations before income taxes	$7,689	$(61,080)

Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009
Total revenues
Our Retail Distribution Group and Wholesale Distribution segments accounted for approximately 59.0% and 41.0%, respectively, of our revenues during the six months ended March 31, 2010. This compares to the six months ended March 31, 2009, where our Retail Distribution Group and Wholesale Distribution segments accounted for approximately 57.5% and 42.4%, respectively, of our revenues. See Note 9 to our unaudited condensed consolidated financial statements for further information on our segments, including a summary of our segment revenues and contribution margin.

The following table sets forth, for the periods indicated, our segment revenues by business management solution and the variance thereof (in thousands):

	Six Months Ended March 31,
	2010	2009	Variance $	Variance %
Retail Distribution Group revenues:
Systems	$35,967	$33,040	$2,927	8.9%
Services	72,048	74,040	(1,992)	(2.7)%

Total Retail Distribution Group revenues	$108,015	$107,080	$935	0.9%

Wholesale Distribution revenues:
Systems	$24,303	$28,265	$(3,962)	(14.0)%
Services	50,827	50,657	170	0.3%

Total Wholesale Distribution revenues	$75,130	$78,922	$(3,792)	(4.8)%

Other revenues:
Systems	$—	$41	$(41)	(100.0)%
Services	—	128	(128)	(100.0)%

Total Other revenues	$—	$169	$(169)	(100.0)%

Total revenues:
Systems	$60,270	$61,346	$(1,076)	(1.8)%
Services	122,875	124,825	(1,950)	(1.6)%

Total revenues	$183,145	$186,171	$(3,026)	(1.6)%

Total revenues for the six months ended March 31, 2010 decreased by $3.0 million, or 1.6%, compared to the six months ended March 31, 2009. The decrease in revenues over the comparable period a year ago is primarily a result of a decrease in services revenues in the Retail Distribution Group, partially offset by a slight increase in services revenues in Wholesale Distribution, as well as a decrease in systems revenues in Wholesale Distribution, partially offset by an increase in systems revenues in Retail Distribution Group.
•
Retail Distribution Group revenues — Retail Distribution Group revenues increased by $0.9 million, or 0.9%. Systems revenues increased primarily as a result of continued strong sales of additional products and modules. Services revenues experienced a decrease primarily as a result of contractual price reductions, lower customer retention rates due to the global economic downturn and known attrition of a major customer.

•
Wholesale Distribution revenues — Wholesale Distribution revenues decreased by $3.8 million, or 4.8%. The systems revenues decrease was substantially due to more deferred revenues recognized in the prior year as well as a reduction in the unit volume of new system sales and associated professional services revenue, primarily due to a lagging economic recovery in commercial, construction and other sectors, partially offset by the sale of additional products and modules. Services revenues increased slightly as a result of price increases for support services, partially offset by lower customer retention rates due to the economic downturn.

Total cost of revenues and gross margins as a percentage of revenues
The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues (in thousands):

	Six Months Ended March 31,
	2010	2009	Variance
Cost of systems revenues	$33,863	$33,399	$464
Systems gross margins	43.8%	45.6%

Cost of services revenues	$39,616	$42,659	$(3,043)
Services gross margins	67.8%	65.8%

Total cost of revenues	$73,479	$76,058	$(2,579)
Total gross margins	59.9%	59.1%

•
Cost of systems revenues and systems gross margins — Cost of systems revenues increased by $0.5 million primarily as a result of a higher mix of hardware equipment sales and the previously mentioned inventory valuation adjustment, partially offset by improved professional services margins. Systems gross margins decreased by 1.8 percentage points in the six months ended March 31, 2010 from the comparable period a year ago primarily attributable to the lower systems revenue and impact of the previously mentioned inventory valuation adjustment.

•
Cost of services revenues and services gross margins — Cost of services revenues decreased by $3.0 million primarily as a result of labor related cost reductions on legacy platforms, reductions in third party maintenance and support costs and outside services partially offset by increased bonus expense. Services gross margins increased by 2.0 percentage points in the six months ended March 31, 2010 from the comparable period a year ago as a result of service price increases, reductions in labor related costs in legacy products and lower third party maintenance and support costs, partially offset by contractual price reductions, increased compensation related expenses and lower customer retention rates.

Total operating expenses
The following table sets forth, for the periods indicated, operating expenses and the variance thereof (in thousands):

	Six Months Ended March 31,
	2010	2009	Variance $	Variance %
Sales and marketing	$28,554	$27,655	$899	3.3%
Product development	17,366	18,655	(1,289)	(6.9)%
General and administrative	12,529	11,549	980	8.5%
Depreciation and amortization	19,782	19,236	546	2.8%
Impairment of goodwill	—	107,000	(107,000)	(100.0)%
Acquisition related costs	—	228	(228)	(100.0)%
Restructuring costs	1,974	4,291	(2,317)	(54.0)%

Total operating expenses	$80,205	$188,614	$(108,409)	(57.5)%

Total operating expenses decreased by $108.4 million, or 57.5%, for the six months ended March 31, 2010, compared to the six months ended March 31, 2009. The decrease was driven primarily by the impairment of goodwill in the prior year, lower restructuring costs, reduced compensation related expenses and increased software development capitalization, partially offset by higher commissions and outside service costs.
•
Sales and marketing — Sales and marketing expenses increased by $0.9 million, or 3.3%, for the six months ended March 31, 2010 compared to the six months ended March 31, 2009. The increase was primarily the result of additional expenses of $1.2 million in commissions, $0.9 million in bad debt expenses and $0.4 million in marketing and outside services, partially offset by a reduction of $1.2 million in compensation related expenses and $0.2 million in relocation and recruiting expenses.

•
Product development — Product development expenses decreased $1.3 million, or 6.9%, for the six months ended March 31, 2010 compared to the six months ended March 31, 2009. The decrease was primarily the result of a $0.5 million reduction in compensation related costs and lower software development expenses of $1.3 million as a result of more of these costs being capitalized, partially offset by additional expenses of $0.5 million in outside services.

•
General and administrative — General and administrative expenses increased by $1.0 million, or 8.5%, for the six months ended March 31, 2010 compared to the six months ended March 31, 2009. The increase is primarily the result of additional expenses of $0.5 million in compensation related expenses and $0.4 million in legal and outsourced services.

•
Depreciation and amortization — Depreciation and amortization expense was $19.8 million for the six months ended March 31, 2010 compared to $19.2 million for the six months ended March 31, 2009. The increase was primarily a result of an increase in capital expenditures during fiscal year 2010.

•
Impairment of goodwill — Due to the continuing global economic uncertainty and credit crisis and the significant decrease in the level of overall spending, including spending in the vertical markets that we serve, we determined it necessary to evaluate goodwill for impairment as of March 31, 2009. We recorded a goodwill impairment charge of $107.0 million in the Retail Distribution Group during the six months ended March 31, 2009. See Note 3 to our unaudited condensed consolidated financial statements. We had no similar charges in the six months ended March 31, 2010.

•
Acquisition related costs — There were no acquisition related costs for the six months ended March 31, 2010 compared to $0.2 million in the six months ended March 31, 2009. The prior year costs primarily included consulting fees and other professional services incurred in connection with systems integration activities related to Eclipse.

•
Restructuring costs — During fiscal years 2010 and 2009, our management approved restructuring actions primarily related to eliminating certain employee positions and consolidating certain excess facilities with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams. During the six months ended March 31, 2010 and 2009, we recorded restructuring charges of approximately $2.0 million and $4.3 million, respectively. See Note 8 to our unaudited condensed consolidated financial statements.

Interest expense
Interest expense for the six months ended March 31, 2010 and 2009 was $15.7 million and $22.7 million, respectively. The decrease in interest expense was primarily a result of the reduction in our outstanding debt as a result of principal payments and repurchases of our existing debt made in the past eighteen months totaling approximately $110.2 million.
Gain on retirement of debt
During the six months ended March 31, 2009, we repurchased approximately $35.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $21.2 million (including accrued interest of $1.0 million). In connection with the debt repurchase, we wrote off deferred financing costs and other transaction fees of $1.2 million. As a result of these repurchases we recorded a gain on retirement of debt in the amount of $14.3 million. We did not repurchase any debt during the six months ended March 31, 2010.
Other income (expense), net
Other income (expense), net for the six months ended March 31, 2010 was income of $0.4 million compared to a loss of $0.6 million in the six months ended March 31, 2009. The increase was primarily a result of foreign currency gains of approximately $0.5 million for the six months ended March 31, 2010 compared to $0.5 million of foreign currency losses during the six months ended March 31, 2009.
Income tax expense
We recognized income tax expense of $5.6 million, or 39.8% of pre-tax income, for the six months ended March 31, 2010 compared to income tax expense of $9.2 million, or 47.2% of pre-tax income, excluding goodwill impairment, in the comparable period in 2009. During the six months ended March 31, 2009, the decrease in income tax expense is due primarily to lower pre-tax income, partially offset by a decrease in the effective tax rate. Our effective tax rate for the six months ended March 31, 2010 differed from the statutory rate primarily due to state taxes, net of U.S. federal income tax benefit. See Note 6 to our unaudited condensed consolidated financial statements for additional information about income taxes.
Contribution margin
As previously described, our management measures the performance of each segment based on several metrics, including contribution margin, which is not a financial measure calculated in accordance with GAAP. For more information on segment contribution margin and our methodology for calculating contribution margin, see the discussion herein under “— Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009 — Contribution Margin.” While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, net income, cash flow and other measures of financial performance prepared in accordance with GAAP that are otherwise presented in our financial statements.
Contribution margin for the six months ended March 31, 2010 and 2009 is as follows (in thousands):

	Six Months Ended March 31,
	2010	2009	Variance $	Variance %
Retail Distribution Group	$34,135	$34,515	$(380)	(1.1)%
Wholesale Distribution	31,139	30,849	290	0.9%
Other	—	169	(169)	(100.0)%

Total contribution margin	$65,274	$65,533	$(259)	(0.4)%

•
Retail Distribution Group contribution margin — The contribution margin for Retail Distribution Group decreased by $0.4 million primarily as a result of the previously mentioned inventory valuation adjustment, service revenue contractual price reductions, lower customer retention rates and a higher mix of hardware systems revenue, partially offset by increased systems revenue volume, improved professional services gross margins and an increase of database and software capitalization of costs. Sales and marketing expenses increased primarily as a result of higher compensation related expenses. Product development expenses decreased primarily as a result of increased database and software capitalization of costs, partially offset by increased compensation related expenses and outside services.

•
Wholesale Distribution contribution margin — The contribution margin for Wholesale Distribution increased by $0.3 million primarily as a result of support price increases partially offset by lower systems revenue volume, the previously mentioned inventory valuation adjustment and the impact of lower customer retention rates partially offset by lower compensation related expenses and third party maintenance costs. Sales and marketing increased as a result of higher bad debt expense, partially offset by lower compensation related costs. Product development expenses decreased primarily as a result of compensation related expenses due to headcount reductions on legacy platforms.

The reconciliation of total segment contribution margin to our income (loss) from continuing operations before income taxes is as follows (in thousands):

	Six Months Ended March 31,
	2010	2009
Segment contribution margin	$65,274	$65,533
Corporate and unallocated costs	(12,151)	(11,403)
Stock-based compensation expense	(1,906)	(1,876)
Depreciation and amortization	(19,782)	(19,236)
Impairment of goodwill	—	(107,000)
Acquisition related costs	—	(228)
Restructuring costs	(1,974)	(4,291)
Interest expense	(15,703)	(22,676)
Gain on retirement of debt	—	14,327
Other income (expense), net	431	(626)

Income (loss) from continuing operations before income taxes	$14,189	$(87,476)

Liquidity and Capital Resources
Overview
Our principal liquidity requirements are for debt service, capital expenditures and working capital. Our ability to service our indebtedness will depend on our ability to generate cash in the future.
Our cash and cash equivalents balance at March 31, 2010 was $46.0 million. As of March 31, 2010, we had $506.9 million in outstanding indebtedness comprised primarily of $392.6 million aggregate principal amount of senior secured term loans (including an incremental term loan) due 2013 pursuant to our senior secured credit agreement and $114.3 million aggregate principal amount of senior subordinated notes due 2016. As previously discussed and as further discussed below, during the six months ended March 31, 2009, we repurchased approximately $35.7 million aggregate principal amount of our senior subordinated notes resulting in gain on retirement of debt of $14.3 million.
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
In August 2007, we borrowed the $75.0 million incremental term loan, which matures on May 2, 2013, as well as $20.0 million of the revolving credit facility. During the year ended September 30, 2009, we repaid $10.0 million in principal payments towards the revolving credit facility. During the six months ended March 31, 2010, we repaid the $10.0 million remaining outstanding principal balance on the revolving credit facility. Prior to fiscal year 2009, we did not make any principal repayments towards the revolving credit facility.
We may be required each year, generally concurrent with the filing of our Annual Report on Form 10-K, to make a mandatory principal repayment for the preceding fiscal year towards term loans equal to a specified percentage of excess cash flow depending on our actually attained ratio of consolidated total debt to EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the senior subordinated notes and our senior secured credit facilities), all as defined in the senior secured credit agreement. Any mandatory repayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year. Prior to fiscal year 2008, we did not have to make any mandatory repayments. For the period ended September 30, 2006 and for the years ended September 30, 2007, 2008 and 2009, we repaid $1.9 million, $25.2 million, $15.8 million, and $23.5 million, respectively, in principal towards the term loans. The fiscal year 2009 payments included approximately $3.3 million of fiscal year 2008 mandatory principal repayments and approximately $20.2 million of voluntary prepayments. For the six months ended March 31, 2010, we repaid $6.0 million in principal towards the term loans as a voluntary prepayment. As of September 30, 2009, we had classified approximately $5.9 million of term loans as current maturities resulting from our then current mandatory principal repayment calculations. Our mandatory repayment calculation as of the repayment date indicated that our earlier prepayments had fully satisfied all fiscal year 2009 excess cash flow-based payments, and, consequently, no mandatory repayment was due. As mentioned, we proceeded with a $6.0 million principal payment, all of which is considered a voluntary prepayment of fiscal year 2010 excess cash flow-based principal payments. Any future excess cash flow-based payments will be dependent upon our attained ratio of consolidated total debt to adjusted EBITDA, upon us generating excess cash flow, and/or upon us making voluntary prepayments, all as defined in the senior secured credit agreement.
The capital and credit markets have been experiencing extreme volatility and disruption during the past two years. These market conditions have, to a degree, affected our ability to borrow under our senior secured credit facility. On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”) and on November 1, 2009, CIT Group Inc. (“CIT”), filed petitions under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. On December 10, 2009, CIT confirmed that it had emerged from bankruptcy. A Lehman Brothers subsidiary, Lehman Commercial Paper Inc. (“Lehman CPI”) and a CIT subsidiary, The CIT Group/Equipment Financing, Inc. (“CIT Financing”), are lenders under our senior secured credit agreement, having provided commitments of $7.0 million and $7.5 million, respectively, under the revolving credit facility, of which no amounts were outstanding as of March 31, 2010. Although we have made no request for funding under the revolving credit facility since the filing of the bankruptcy petitions by Lehman Brothers or CIT, it is uncertain whether Lehman CPI or CIT Financing will participate in any future requests for funding or whether another lender might assume their commitments.
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

In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. As of March 31, 2010, our commitment fee was 0.375% per annum. We must also pay customary letter of credit fees for issued and outstanding letters of credit. As of March 31, 2010, we had $0.3 million of letters of credit issued and outstanding.
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

Derivative Instruments and Hedging Activities
Our objective in using interest rate swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At the time we entered into the senior secured credit agreement, we entered into four interest rate swaps to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2007, 2008 and 2009, interest rate swaps with a notional amount of $25.0 million, $30.0 million and $50.0 million, respectively, matured. As of March 31, 2010, we had an outstanding interest rate swap with a notional amount of $140.0 million. As of and for the six months ended March 31, 2010, there is no cumulative ineffectiveness related to these interest rate swaps.
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
During fiscal year 2009, we repurchased approximately $60.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $41.1 million (including accrued interest). The repurchased notes have been retired. During the six months ended March 31, 2009, we repurchased approximately $35.7 million of the $60.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $21.2 million (including accrued interest of $1.0 million). In connection with this debt repurchase, we wrote off deferred financing costs and other transaction fees of $1.2 million during the six months ended March 31, 2009. There were no repurchases of notes during the six months ended March 31, 2010. As a result of these repurchases, senior subordinated notes representing $114.3 million in principal amount were outstanding as of March 31, 2010.
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
The terms of the senior secured credit agreement and the indenture governing the senior subordinated notes restrict certain activities by us, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets and transactions with affiliates. In addition, the senior secured credit agreement requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The senior secured credit agreement and the indenture also contain certain customary affirmative covenants and events of default. At March 31, 2010, we were in compliance with all of the senior secured credit agreement’s and the indenture’s covenants.
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
Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009
Our net cash provided by operating activities from continuing operations for the six months ended March 31, 2010 decreased $0.3 million to $22.8 million from $23.1 million for the six months ended March 31, 2009. As compared to the prior year period, the decrease was largely attributable to additional cash used of $13.0 million for accrued expenses and other and $2.4 for accounts receivable, partially offset by $12.6 of higher income from continuing operations (after giving effect to the goodwill impairment charge and gain on retirement of debt in the prior year period) and additional cash provided by deferred revenue of $1.1 million and deferred income taxes of $0.7 million.
Our investing activities used net cash from continuing operations of $7.6 million and $4.8 million during the six months ended March 31, 2010 and 2009, respectively. The increase in cash used in investing activities from the prior year was primarily due to a slight increase in overall capital expenditures. We purchased property and equipment of $2.2 million and $0.8 million and capitalized computer software and database development costs of $5.4 million and $4.0 million for the six months ended March 31, 2010 and 2009, respectively.
Our financing activities used cash from continuing operations of $16.0 million and $23.9 million for the six months ended March 31, 2010 and 2009, respectively. The decrease in cash used in financing activities was due to payments on our current and long-term debt of $16.0 million during the six months ended March 31, 2010 compared to $23.7 million, including repurchases of debt, during the six months ended March 31, 2009.
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
Covenant Compliance
Our senior secured credit agreement requires us to meet certain financial tests, including covenants that require us to satisfy a maximum total leverage ratio of consolidated total debt to adjusted EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the senior subordinated notes and our senior secured credit facilities) and a minimum interest coverage ratio of adjusted EBITDA to consolidated interest expense, and other financing conditions tests, which become increasingly stringent over the term of the senior secured credit facility. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Credit Agreement.” Based on our forecasts for the remainder of fiscal year 2010, we currently anticipate that we will be able to meet or exceed these financial tests and covenants during this period. This expectation is based on our cost and revenue expectations for fiscal year 2010, which include certain cost cutting initiatives. Should the current economic conditions cause our business or our vertical markets to deteriorate beyond our expectations or should our cost cutting initiatives prove insufficient we may not be able to satisfy these financial tests and covenants. In addition to these factors, our continued ability to meet those financial ratios and tests can be affected by other events beyond our control or risks in our business (See “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009).
The failure to comply with any of these covenants or tests would cause a default under our senior secured credit facilities. A default, if not waived or cured, could result in acceleration of the outstanding indebtedness under our senior secured credit facilities and our senior subordinated notes, in which case our debt would become immediately due and payable. In addition, a default or acceleration of indebtedness under our senior secured credit facilities or our senior subordinated notes could result in a default or acceleration of other indebtedness we may incur in the future with cross-default or cross-acceleration provisions. If this occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be available on terms that are acceptable to us, particularly given the recent crisis in the debt market in which the general availability of credit is substantially reduced and the cost of borrowing is generally higher with more restrictive terms. Furthermore, if we are required to amend our senior secured credit agreement, we may be required to pay significant amounts to obtain a waiver or the lenders thereunder may require that interest rates applicable to our loans increase as a condition to agreeing to any such amendment. Either such event could harm our financial condition.
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
The following is a reconciliation of net income (loss), which is a GAAP measure of our operating results, to adjusted EBITDA (as described in our senior secured credit agreement and the indenture governing our senior subordinated notes, including related calculations) for the twelve months ended March 31, 2010 and 2009 (in thousands).

	Twelve Months Ended
	March 31,
(in thousands)	2010	2009
Net income (loss)	$10,953	$(91,399)
Acquisition costs	522	263
Deferred revenue purchase accounting adjustment	—	927

Adjusted net income (loss)	11,475	(90,209)
Interest expense	34,004	46,000
Income tax expense and other income-based taxes	17,681	13,794
Depreciation and amortization	39,463	38,721
Gain on retirement of debt	(4,631)	(14,327)
Non-cash charges (impairment charges and stock-based compensation expense)	11,143	110,410
Non-recurring cash charges and restructuring charges	3,258	8,333
Deferred compensation payments	291	237
Sponsor payments	157	132
Foreign exchange gain	(653)	330
Proforma adjustments	—	367

Adjusted EBITDA	$112,188	$113,788

Our financial covenant requirements and ratios for the period ended March 31, 2010 were as follows:

	Covenant
	Requirements	Our Ratio
Senior Secured Credit Agreement (1)
Maximum consolidated total debt to adjusted EBITDA ratio	4.50x	4.18
Minimum adjusted EBITDA to consolidated interest expense	2.50x	3.60

Senior Subordinated Notes (2)
Minimum adjusted EBITDA to fixed charges ratio required to incur additional indebtedness pursuant to ratio provisions	2.00x	3.60

(1)
Our senior secured credit agreement requires us to maintain a consolidated total debt to adjusted EBITDA ratio of a maximum of 3.75x by the end of the quarter ending December 31, 2010. Consolidated total debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $7.5 million. As of March 31, 2010, our consolidated total debt was $468.4 million, consisting of total debt other than certain indebtedness totaling $506.9 million, net of cash and cash equivalents in excess of $7.5 million totaling $38.5 million. We are also required to maintain an adjusted EBITDA to consolidated interest expense ratio of a minimum of 2.75x by the end of the quarter ending December 31, 2010. Consolidated interest expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated. This would also constitute a default under the indenture governing the senior subordinated notes.

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

Recently Issued Accounting Pronouncements and Other Legislation
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Act”) were enacted. The primary focus of the Act is to significantly reform health care in the United States. We have determined that this legislation does not create an immediate financial impact on our condensed consolidated financial statements, however we will continue to evaluate any prospective effects of the Act.
In January 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) further clarifying disclosures regarding measurements of fair value in financial statements. This guidance clarifies existing fair value guidance as well as requires new disclosures for significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for such transfers. Additionally it requires disclosure of the reasons for any transfers in or out of Level 3 of the fair value hierarchy. Upon adoption of this guidance in January 2010, we determined it not to have a material impact on our condensed consolidated financial statements.
In October 2009, the FASB issued an ASU that amended the accounting rules addressing revenue recognition for multiple-deliverable revenue arrangements by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. Additionally, the ASU provides for elimination of the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. A hierarchy for estimating such selling price is included in the update. This ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however early adoption and retroactive application are permitted. We plan to adopt this ASU in our fiscal year beginning October 1, 2010. We are currently evaluating whether this update will have an impact on our consolidated financial statements.
In October 2009, the FASB also issued an ASU that provides a list of items to consider when determining whether the software and non-software components function together to deliver a product’s essential functionality. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however early adoption and retroactive application are permitted. We plan to adopt this ASU in our fiscal year beginning October 1, 2010. We are currently evaluating whether this update will have an impact on our consolidated financial statements.
In October 2009, we adopted authoritative accounting guidance providing clarification for measuring liabilities at fair value. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements. See Note 5 to our unaudited condensed consolidated financial statements for additional information.
In addition, in October 2009, we adopted revised guidance regarding business combinations. This guidance, among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Historically, our exposure to market risk for changes in interest rates relates primarily to our short and long-term debt obligations. At March 31, 2010, we had $392.6 million aggregate principal amount outstanding of term loans due 2013 pursuant to our senior secured credit agreement and $114.3 million of our 9.5% senior subordinated notes due 2016. The term loans bear interest at floating rates. In May 2006, we entered into four interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations and to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2009, 2008 and 2007, interest rate swaps with a notional amount of $50.0 million, $30.0 million and $25.0 million, respectively, matured. As of March 31, 2010, we had outstanding interest rate swaps with a notional amount of $140.0 million. Giving effect to the interest rate swaps, a 0.25% increase in floating rates would increase our interest expense by $0.4 million annually. See “Derivative Instruments and Hedging Activities” under Note 4 to our unaudited condensed consolidated financial statements, which section is incorporated herein by reference.
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
We monitor our foreign currency exposure and, from time to time, will attempt to reduce our exposure through hedging. At March 31, 2010, we had no foreign currency contracts outstanding.
Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC in its rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the six months ended March 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3 — Defaults Upon Senior Securities
None.
Item 5 — Other Information
None.
Item 6 — Exhibits
See Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVANT SOLUTIONS INC.
Date: May 11, 2010	By:	/s/ KATHLEEN M. CRUSCO
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