Form 10-Q
period 2010-06-30
ACTIVANT SOLUTIONS INC /DE/
filed 2010-08-09
CIK 1059103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2010
Common Stock, par value $0.01 per share	10 shares

ACTIVANT SOLUTIONS INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

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
Some of the key factors that could cause actual results to differ from our expectations are:
•	the negative effect of the recent credit crisis and unfavorable market conditions on our customers and on our business;

•	the financial situation in the U.S. and global capital and credit markets;

•	our substantial indebtedness and our ability to incur additional indebtedness;

•	certain covenants in our debt documents, including covenants that require us to satisfy a maximum total leverage ratio and a minimum interest coverage ratio;

•	failure to anticipate, meet or respond to our customers’ needs or requirements;

•	failure of our proprietary technology to support our customers’ future needs or it becoming obsolete;

•	failure to develop new relationships and maintain existing relationships with well-known market participants and/or key customers and/or loss of significant customer revenues;

•	shortage or delays in the receipt of equipment or hardware necessary to develop our business management solutions and systems;

•	failure to maintain adequate financial and management processes and controls;

•	loss of recurring subscription service revenues;

•	failure to integrate and retain our senior management personnel;

•	failure of our Activant Eagle and Vision products to gain acceptance within the automotive parts aftermarket;

•	costs and difficulties of integrating current and future acquisitions;

•	the amount of any additional impairment charges, including to goodwill, due to the continuing global economic uncertainty and credit crisis;

•	changes in the manner or basis on which we receive third-party information used to maintain our electronic automotive parts and applications catalog;

•	failure by certain of our existing customers to upgrade to our current generation of systems;

•	failure to effectively compete;

•	substantial fluctuations in our sales cycles applicable to our systems sales;

•	consolidation trends, attrition, migration to competitors’ products and reductions in support levels among our customers and in the market segments in which we operate;

•	failure to adequately protect our proprietary rights and intellectual property or limitations on the availability of legal or technical means of effecting such protection;

•	claims by third parties that we are infringing on their proprietary rights or other adverse claims;

•	defects or errors in our software or information services;

•	failure to obtain software and information we license from third parties;

•	interruptions of our connectivity applications and our systems;

•	claims for damages against us in the event of a failure of our customers’ systems or in the implementation of those systems;

•	fluctuations in the value of foreign currencies;

•	natural disasters, terrorist attacks or other catastrophic events;

•	differing interests of debt security holders and our controlling stockholders or investors; and

•	the other factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
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

PART I – FINANCIAL INFORMATION
Item 1 — Financial Statements
ACTIVANT SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,
(in thousands, except share data)	2010	2009
ASSETS:
Current assets:
Cash and cash equivalents	$68,724	$44,573
Trade accounts receivable, net of allowance for doubtful accounts of $4,051 at June 30, 2010 and $4,446 at September 30, 2009	34,051	34,196
Inventories	4,216	4,985
Deferred income taxes	3,255	1,080
Income taxes receivable	1,387	—
Prepaid expenses and other current assets	5,748	5,482
Assets of discontinued operations (Note 10)	—	7,418

Total current assets	117,381	97,734

Property and equipment, net	6,089	5,968
Intangible assets, net	173,400	190,847
Goodwill	541,454	541,454
Deferred financing costs	7,246	8,903
Other assets	3,539	3,178

Total assets	$849,109	$848,084

LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$15,879	$18,030
Payroll related accruals	17,453	17,417
Deferred revenue	34,201	28,191
Current portion of long-term debt	—	5,886
Accrued expenses and other current liabilities	15,318	19,717
Liabilities of discontinued operations (Note 10)	—	2,278

Total current liabilities	82,851	91,519

Long-term debt, net of discount	506,895	517,009
Deferred tax liabilities	51,802	53,837
Other liabilities	16,547	19,189

Total liabilities	658,095	681,554

Commitments and contingencies	—	—

Common Stock:
Par value $0.01, authorized 1,000 shares, 10 shares issued and outstanding at June 30, 2010 and September 30, 2009	—	—
Additional paid-in capital	260,414	257,570
Accumulated deficit	(60,263)	(80,680)
Other accumulated comprehensive loss:
Unrealized loss on cash flow hedges	(6,133)	(8,593)
Cumulative translation adjustment	(3,004)	(1,767)

Total stockholder’s equity	191,014	166,530

Total liabilities and stockholder’s equity	$849,109	$848,084

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Revenues:
Systems	$30,019	$26,844	$90,289	$88,190
Services	60,472	62,319	183,347	187,144

Total revenues	90,491	89,163	273,636	275,334

Cost of revenues (exclusive of depreciation and amortization of $4.7 million, $4.3 million, $13.9 million, and $13.3 million for the three months ended June 30, 2010 and 2009 and nine months ended June 30, 2010 and 2009, respectively, included in amounts shown separately below):

Systems (Note 7)	15,461	15,091	49,324	48,490
Services (Note 7)	19,577	20,051	59,193	62,710

Total cost of revenues	35,038	35,142	108,517	111,200

Gross profit	55,453	54,021	165,119	164,134

Operating expenses:
Sales and marketing (Note 7)	14,456	13,399	43,010	41,054
Product development (Note 7)	8,520	8,757	25,886	27,412
General and administrative (Note 7)	6,841	6,082	19,370	17,859
Depreciation and amortization	9,831	9,272	29,613	28,508
Impairment of goodwill	—	—	—	107,000
Restructuring costs	(59)	(40)	1,915	4,251

Total operating expenses	39,589	37,470	119,794	226,084

Operating income (loss)	15,864	16,551	45,325	(61,950)

Interest expense	(7,644)	(9,722)	(23,347)	(32,398)
Gain on retirement of debt	—	4,631	—	18,958
Other income (expense), net	(269)	22	162	(604)

Income (loss) from continuing operations before income taxes	7,951	11,482	22,140	(75,994)
Income tax expense	1,901	5,218	7,544	14,435

Income (loss) from continuing operations	6,050	6,264	14,596	(90,429)
Income (loss) from discontinued operations, net of income taxes (Note 10)	(315)	1,350	(357)	3,559
Gain from sale of discontinued operations, net of income taxes (Note 10)	6,178	—	6,178	—

Net income (loss)	$11,913	$7,614	$20,417	$(86,870)

Comprehensive income (loss):
Net income (loss)	$11,913	$7,614	$20,417	$(86,870)
Unrealized gain (loss) on cash flow hedges	907	2,025	2,460	(2,933)
Foreign currency translation adjustment	(431)	290	(1,237)	(1,253)

Comprehensive income (loss)	$12,389	$9,929	$21,640	$(91,056)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
(in thousands)	2010	2009
Operating activities:
Net income (loss)	$20,417	$(86,870)
(Income) loss from discontinued operations, net of tax	357	(3,559)
Gain from sale of discontinued operations, net of tax	(6,178)	—

Income (loss) from continuing operations	14,596	(90,429)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Impairment of goodwill	—	107,000
Gain on retirement of debt	—	(18,958)
Stock-based compensation expense	2,827	2,810
Depreciation	3,925	3,886
Amortization of intangible assets	25,688	24,622
Amortization of deferred financing costs	1,657	1,781
Provision for doubtful accounts	1,698	1,180
Deferred income taxes	(4,210)	(1,971)
Changes in assets and liabilities:
Trade accounts receivable	(1,553)	7,504
Inventories	769	(499)
Prepaid expenses and other assets	(2,014)	(1,247)
Accounts payable	(2,151)	(2,856)
Deferred revenue	6,010	2,616
Accrued expenses and other liabilities	(5,780)	1,426

Net cash provided by operating activities – continuing operations	41,462	36,865
Net cash provided by (used in) operating activities – discontinued operations	(490)	4,064

Net cash provided by operating activities	40,972	40,929

Investing activities:
Purchases of property and equipment	(4,051)	(1,456)
Capitalized computer software and database costs	(8,238)	(6,552)

Net cash used in investing activities – continuing operations	(12,289)	(8,008)
Net cash provided by (used in) investing activities – discontinued operations (including proceeds from sale of business)	11,468	(2)

Net cash used in investing activities	(821)	(8,010)

Financing activities:
Repurchases of common stock	—	(189)
Payments on long-term debt	(16,000)	(13,512)
Repurchases of debt	—	(39,840)

Net cash used in financing activities	(16,000)	(53,541)

Net cash from continuing operations	13,173	(24,684)
Net cash from discontinued operations	10,978	4,062

Net change in cash and cash equivalents	24,151	(20,622)
Cash and cash equivalents, beginning of period	44,573	64,789

Cash and cash equivalents, end of period	$68,724	$44,167

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$24,179	$38,288
Cash paid during the period for income taxes	$19,602	$6,873
Cash received during the period for income taxes	$(127)	$(237)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
The accompanying condensed consolidated balance sheets as of June 30, 2010 and September 30, 2009 and the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended June 30, 2010 and 2009 and cash flows for the nine months ended June 30, 2010 and 2009 represent our financial position, results of operations and cash flows as of and for the periods then ended.
Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Management continually evaluates its estimates and judgments including those related to allowances for doubtful accounts, stock-based compensation, income taxes and valuation allowances. While our management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2010, actual results could differ from those estimates and operating results for the three and nine months ended June 30, 2010 are not necessarily indicative of the results that may be achieved for the fiscal year ending September 30, 2010. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.
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
NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND OTHER LEGISLATION
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
In January 2010, the FASB issued an ASU further clarifying disclosures regarding measurements of fair value in financial statements. This guidance clarifies existing fair value guidance as well as requires new disclosures for significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for such transfers. Additionally, it requires disclosure of the reasons for any transfers in or out of Level 3 of the fair value hierarchy. Upon adoption of this guidance in January 2010, we determined it not to have a material impact on our condensed consolidated financial statements.
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
NOTE 3 – GOODWILL
The carrying amount of goodwill by reportable segments as of both June 30, 2010 and September 30, 2009 is as follows (in thousands):

Retail Distribution Group	$207,166
Wholesale Distribution	334,288

Total	$541,454

We account for goodwill and other intangibles in accordance with relevant authoritative accounting principles. Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of these intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. Goodwill and other intangibles are tested for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. As a result of the global economic uncertainty and credit crisis, we determined it necessary to evaluate goodwill for impairment as of December 31, 2008 as well as during our annual impairment testing. Based on these analyses we concluded that during fiscal 2009, the fair value of the Retail Distribution Group was below its respective carrying value, including goodwill. Consequently, we recorded a goodwill impairment charge of $107.0 million related to Retail Distribution Group for fiscal year 2009, all of which was recognized during the nine months ended June 30, 2009. For the purpose of these analyses, our estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. We will not be required to make any current or future cash payments as a result of these impairment charges. We will continue to monitor if conditions exist that indicate additional potential impairment has occurred. If such conditions exist, we may be required to record additional impairments in the future and such impairments, if any, may be material.
Effective October 1, 2009, we combined our Hardlines and Lumber and Automotive segments into a single segment called the Retail Distribution Group. See Note 9 for further information. We have adjusted our prior period presentation accordingly to conform to the current period presentation.
NOTE 4 – DEBT
Total debt consisted of the following (in thousands):

	June 30,	September 30,
	2010	2009
Senior secured credit facility due 2013	$326,241	$331,227
Senior secured credit facility (incremental term loan) due 2013	66,359	67,373
Senior subordinated notes due 2016	114,295	114,295
Revolving credit facility due 2011	—	10,000

Total debt	506,895	522,895
Current portion	—	(5,886)

Total long-term debt, net of discount	$506,895	$517,009

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
In August 2007, we borrowed the $75.0 million incremental term loan, which matures on May 2, 2013, as well as $20.0 million of the revolving credit facility. During the year ended September 30, 2009, we repaid $10.0 million in principal payments towards the revolving credit facility. During the nine months ended June 30, 2010, we repaid the $10.0 million remaining outstanding principal balance on the revolving credit facility. Prior to fiscal year 2009, we did not make any principal repayments towards the revolving credit facility.
We may be required each year, generally concurrent with the filing of our Annual Report on Form 10-K, to make a mandatory principal repayment for the preceding fiscal year towards term loans equal to a specified percentage of excess cash flow depending on our actually attained ratio of consolidated total debt to EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the senior subordinated notes and our senior secured credit facilities), all as defined in the senior secured credit agreement. Any mandatory repayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year. Prior to fiscal year 2008, we did not have to make any mandatory repayments. For the period ended September 30, 2006 and for the years ended September 30, 2007, 2008 and 2009, we repaid $1.9 million, $25.2 million, $15.8 million, and $23.5 million, respectively, in principal towards the term loans. The fiscal year 2009 payments included approximately $3.3 million of fiscal year 2008 mandatory principal repayments and approximately $20.2 million of voluntary prepayments. For the nine months ended June 30, 2010, we repaid $6.0 million in principal towards the term loans as a voluntary prepayment. As of September 30, 2009, we had classified approximately $5.9 million of term loans as current maturities resulting from our then current mandatory principal repayment calculations. Our mandatory repayment calculation as of the repayment date indicated that our earlier prepayments had fully satisfied all fiscal year 2009 excess cash flow-based payments, and, consequently, no mandatory repayment was due. As mentioned, we proceeded with a $6.0 million principal payment, all of which is considered a voluntary prepayment of fiscal year 2010 excess cash flow-based principal payments. Any future excess cash flow- based payments will be dependent upon our attained ratio of consolidated total debt to adjusted EBITDA, upon us generating excess cash flow, and/or upon us making voluntary prepayments, all as defined in the senior secured credit agreement.
In April 2010, we completed the sale of our productivity tools business for approximately $12.0 million in cash. See Note 10 for further information. The senior secured credit agreement requires us to reinvest such cash proceeds in our business within 12 months of receipt and to prepay an aggregate principal amount of term loans equal to the amount of any cash proceeds not reinvested in our business. We expect to reinvest these cash proceeds in our business within such 12-month period.
The capital and credit markets have been experiencing extreme volatility and disruption during the past several years. These market conditions have, to a degree, affected our ability to borrow under our senior secured credit facility. On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”) and on November 1, 2009, CIT Group Inc. (“CIT”), filed petitions under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. On December 10, 2009, CIT confirmed that it had emerged from bankruptcy. A Lehman Brothers subsidiary, Lehman Commercial Paper Inc. (“Lehman CPI”) and a CIT subsidiary, The CIT Group/Equipment Financing, Inc. (“CIT Financing”), are lenders under our senior secured credit agreement, having provided commitments of $7.0 million and $7.5 million, respectively, under the revolving credit facility, of which no amounts were outstanding as of June 30, 2010. Although we have made no request for funding under the revolving credit facility since the filing of the bankruptcy petitions by Lehman Brothers or CIT, it is uncertain whether Lehman CPI or CIT Financing will participate in any future requests for funding or whether another lender might assume their commitments.
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

In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is

0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. As of June 30, 2010, our commitment fee was 0.375% per annum. We must also pay customary letter of credit fees for issued and outstanding letters of credit. As of June 30, 2010, we had $0.3 million of letters of credit issued and outstanding.
Substantially all of our assets and those of our subsidiaries are pledged as collateral under the senior secured credit agreement.
Derivative Instruments and Hedging Activities
Our objective in using interest rate swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At the time we entered into the senior secured credit agreement, we entered into four interest rate swaps to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2007, 2008 and 2009, interest rate swaps with a notional amount of $25.0 million, $30.0 million and $50.0 million, respectively, matured. As of June 30, 2010, we had an outstanding interest rate swap with a notional amount of $140.0 million.
We account for these interest rate swaps as cash flow hedges in accordance with relevant authoritative accounting principles. We estimate the fair value of the interest rate swaps based on quoted prices and market observable data of similar instruments. If the interest rate swap agreements are terminated prior to maturity or no longer probable of offset, the fair value of the interest rate swaps recorded in accumulated other comprehensive income (loss) (“OCI”) may be recognized in the consolidated statements of operations based on an assessment of the agreements at the time of terminations. During the nine months ended June 30, 2010, we did not discontinue any interest rate swaps. The realized gains and losses on these instruments are recorded in earnings as adjustments to interest expense. The unrealized gains and losses are recognized in OCI. For the three and nine months ended June 30, 2010 and 2009, we recorded an unrealized gain of $1.4 million ($0.9 million net of tax), unrealized gain of $3.8 million ($2.5 million net of tax), unrealized gain of $2.5 million ($1.5 million net of tax), and an unrealized loss of $4.9 million ($2.9 million net of tax), respectively. At June 30, 2010, cumulative net unrealized losses of approximately $9.9 million, before taxes, were recorded in OCI, of which an estimated $6.7 million are expected to be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying transaction. To the extent any of the interest rate swaps are deemed ineffective, a portion of the unrealized gains and losses is recorded in interest expense rather than OCI. As of and for the nine months ended June 30, 2010, there is no cumulative ineffectiveness related to these interest rate swaps.
The following table summarizes the derivative-related activity, excluding taxes, in OCI for the nine months ended June 30, 2010 (in thousands):

Unrealized loss in OCI at September 30, 2009	$(13,723)
Net increase in fair value	3,784

Unrealized loss in OCI at June 30, 2010	$(9,939)

The following tables summarize the fair value and realized and unrealized losses of the interest rate swaps as of and for the nine months ended June 30, 2010 (in thousands):

Fair Value of Derivative Instruments
		Derivative Assets		Derivative Liabilities
		Location in the		Location in the
		Condensed		Condensed
		Consolidated		Consolidated
	Notional Amount	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate swaps due November 2011	$140,000	Other assets	$—	Other liabilities	$(9,939)

Effect of Derivative Instruments on Condensed Consolidated Statements of Operations and OCI
			Gain recognized	Gain/(Loss) reclassified from OCI into
	Loss recognized in earnings (1)		in OCI	earnings (2)
	Location	Amount	Amount	Location	Amount
Interest rate swaps	Interest expense	$(5,650)	$3,784	Interest expense	$—

(1)	Includes amounts related to periodic settlements required under our derivative contracts.

(2)	Represents ineffectiveness related to the interest rate swaps.

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
During the three months ended June 30, 2009, we repurchased approximately $25.0 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $19.9 million (including accrued interest of $0.3 million). In connection with the debt repurchase, we wrote off deferred financing costs and other transaction fees of $0.8 million. As a result of these repurchases we recorded a gain on retirement of debt in the amount of $4.6 million. During the nine months ended June 30, 2009, we repurchased approximately $60.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $41.1 million (including accrued interest of $1.3 million). In connection with the debt repurchase, we wrote off deferred financing costs and other transaction fees of $1.9 million. As a result of these repurchases we recorded a gain on retirement of debt in the amount of $19.0 million. There were no repurchases of notes during the nine months ended June 30, 2010. As a result of these repurchases, senior subordinated notes representing $114.3 million in principal amount were outstanding as of June 30, 2010.
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
The terms of the senior secured credit agreement and the indenture governing the senior subordinated notes restrict certain activities by us, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets and transactions with affiliates. In addition, the senior secured credit agreement requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The senior secured credit agreement and the indenture also contain certain customary affirmative covenants and events of default. At June 30, 2010, we were in compliance with all of the senior secured credit agreement’s and the indenture’s covenants.
Compliance with these covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. Based on our forecast for the remainder of fiscal year 2010, we currently anticipate that we will be able to meet or exceed these financial tests and covenants during this period. This expectation is based on our cost and revenue expectations for fiscal year 2010. Should the current economic conditions cause our business or our vertical markets to deteriorate beyond our expectations or should our cost cutting initiatives prove insufficient we may not be able to satisfy these financial tests and covenants.
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
NOTE 5 – FAIR VALUE
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
We record adjustments to appropriately reflect our nonperformance risk in our fair value measurements. As of June 30, 2010, we have assessed the significance of the impact of nonperformance risk on the overall valuation of our derivative position and have determined that it is not significant to the overall valuation of the derivatives.
The fair value of our cash equivalents, deferred compensation plan assets and liabilities and interest rate swaps was determined using the following inputs as of June 30, 2010 (in thousands):

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable	Unobservable
	Assets and Liabilities	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets:
Cash equivalents (1)	$15,658	$—	$—	$15,658
Deferred compensation plan assets (2)	2,378	—	—	2,378

Liabilities:
Interest rate swap due 2011(3)	—	(9,939)	—	(9,939)
Deferred compensation plan liabilities (3)	(2,084)	—	—	(2,084)

Total	$15,952	$(9,939)	$—	$6,013

(1)	Included in cash and cash equivalents in our condensed consolidated balance sheet.

(2)	Included in other assets in our condensed consolidated balance sheet.

(3)	Included in other liabilities in our condensed consolidated balance sheet.
Other Financial Assets and Liabilities
Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.
Long-term debt as of June 30, 2010 had a carrying amount of $506.9 million and fair value of $500.8 million. As of September 30, 2009, long-term debt, including current-portion of long-term debt, had a carrying amount of $522.9 million and fair value of $498.9 million. The carrying amount is based on interest rates available upon the date of the issuance of debt and is reported in the consolidated balance sheets. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.
NOTE 6 – INCOME TAXES
We recorded a provision for income tax expense from continuing operations of $1.9 million and $7.5 million for the three and nine months ended June 30, 2010, respectively. We recorded a provision for income tax expense from continuing operations of $5.2 million and $14.4 million for the three and nine months ended June 30, 2009, respectively. This tax provision was derived by applying an estimated worldwide tax rate against income (loss) from continuing operations before income taxes for the three and nine months ended June 30, 2010 and 2009. The estimated worldwide tax rate contemplated estimated variances from the U.S. federal statutory rate for the fiscal year ending September 30, 2010, including the impact of permanently non-deductible expenses, estimated changes in valuation allowances against deferred tax assets, and state income taxes. The provision for income tax was further adjusted by period events occurring during the quarter including unrecognized tax benefits.
Substantially all of our operating income was generated from domestic operations during the three and nine months ended June 30, 2010 and 2009. As of June 30, 2010, we had $10.9 million of federal and state loss carry-forwards that expire between 2011 and 2028 and $0.1 million of foreign loss carry-forwards that expire in 2028, if not utilized earlier and $0.2 million of U.S. federal tax credits that will expire in 2017. As of June 30, 2010, we also had foreign net operating loss carry-forwards of $16.9 million that are not subject to expiration. Undistributed earnings, if any, of our foreign subsidiaries are considered to be permanently reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon.
Our condensed consolidated balance sheets include unrecognized tax benefits (excluding interest and penalties, classified in other non-current liabilities) of approximately $2.5 million at both June 30, 2010 and September 30, 2009. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $2.2 million and $1.6 million at June 30, 2010 and September 30, 2009, respectively. The tax years 2008 and 2009 remain open to examination by the major taxing jurisdictions to which we are subject, and we are not currently under U.S. federal examination for any tax year.
We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The balance of accrued interest and penalties was approximately $0.3 million and $0.2 million as of June 30, 2010 and September 30, 2009, respectively.
It is reasonably possible as of June 30, 2010 that the unrecognized tax benefits will decrease by approximately $0.3 million within the next twelve months, primarily due to tax positions relating to certain tax credits and positions relating to transfer pricing. A significant portion of these unrecognized tax benefits would be recorded as an adjustment to the valuation allowance.
NOTE 7 – EMPLOYEE STOCK PLANS
Stock-based Compensation Expense
The following table summarizes stock-based compensation expense from continuing operations for the three and nine months ended June 30, 2010 and 2009 and its allocation within the condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of revenues
Systems	$18	$7	$44	$24
Services	57	67	175	162
Operating expenses
Sales and marketing	336	182	1,026	582
Product development	72	75	223	220
General and administrative	438	603	1,359	1,822

Total	$921	$934	$2,827	$2,810

We also recognized a total income tax benefit in the condensed consolidated statements of operations and comprehensive income (loss) related to the total stock-based compensation expense amounts above, of approximately $0.3 million, $1.1 million, $0.4 million, and $1.1 million for the three and nine months ended June 30, 2010 and 2009, respectively.
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
The fair value of each award granted from the Activant Group Inc. 2006 Stock Incentive Plan (the “2006 Option Plan”) during the three and nine months ended June 30, 2010 and 2009 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2010		2009		2010		2009
Expected term	6.66	years	6.66	years	6.66	years	6.66	years
Expected volatility		41.00%		76.00%		44.29%		72.69%
Expected dividends		0.00%		0.00%		0.00%		0.00%
Risk-free rate		1.79%		2.56%		2.56%		1.73%
The weighted-average estimated grant date fair value, as defined by authoritative accounting guidance, for employee stock options granted under the 2006 Option Plans was $2.40 per share during the nine months ended June 30, 2010 and $2.80 per share and $2.87 per share during the three and nine months ended June 30, 2009, respectively. There were no grants during the three months ended June 30, 2010, therefore grant date fair value is not available for such period.
NOTE 8 — RESTRUCTURING COSTS
During the nine months ended June 30, 2010, our management approved restructuring plans for eliminating certain employee positions and consolidation of excess facilities with the intent to continue to streamline and focus our operations and to more properly align our cost structure with current business conditions and our projected future revenue streams. These plans included the elimination of approximately 130 employee positions and the consolidation of space within multiple facilities locations. As of June 30, 2010, all of the affected employees had been notified and terminated, and the facility consolidation had been completed. In accordance with relevant authoritative accounting principles, we recorded a credit to restructuring charges of approximately $0.1 million and restructuring charges of approximately $1.9 million for the three and nine months ended June 30, 2010, respectively, related to workforce reductions (comprised of severance and related benefits) and the facility consolidation, including additional charges for past actions related to certain employee termination benefits that are required to be accrued from the time of notification through the date specified in the benefit. The negative charge recorded for the three months ended June 30, 2010, is primarily due to the reversal of severance and related benefits that will no longer be paid and for revisions to the estimated net present values of remaining net lease payments associated with consolidated facilities. All restructuring charges were recorded in “Restructuring Costs” in the condensed consolidated statements of operations and comprehensive income (loss).
We also undertook certain restructuring actions in prior years. We recorded a credit to restructuring charges of less than $0.1 million and restructuring charges of approximately $4.3 million for the three and nine months ended June 30, 2009, respectively, related to workforce reductions (comprised of severance and related benefits) and consolidation of facilities. The negative charge recorded for the three months ended June 30, 2009, is primarily due to the reversal of severance and related benefits that will no longer be paid and for revisions to the estimated net present values of remaining net lease payments associated with consolidated facilities. All of the affected employees from prior years’ actions had been notified and terminated at the times of those actions.
Our restructuring liability at June 30, 2010 was approximately $0.8 million and the changes in our restructuring liabilities for the nine months then ended were as follows (in thousands):

	Balance at
	September 30,	Restructuring		Balance at
	2009	Charges	Payments	June 30, 2010
2010 Actions – Severance and Related Benefits	$—	$1,640	$(1,499)	$141
2010 Actions – Facility Closings	—	269	(78)	191
2009 Actions – Severance and Related Benefits	30	—	(30)	—
2009 Actions – Facility Closings	812	6	(368)	450

	$842	$1,915	$(1,975)	$782

NOTE 9 – SEGMENT REPORTING
We are a leading provider of business management solutions to wholesale and retail distribution businesses. We have developed substantial expertise in serving businesses with complex distribution and retail requirements in two primary vertical markets: retail distribution and wholesale distribution, which are considered our segments for reporting purposes. These segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in authoritative accounting guidance regarding segments. We previously considered our segments to represent three primary vertical markets: hardlines and lumber, wholesale distribution and automotive. On October 1, 2009 we combined our Hardlines and Lumber and Automotive segments to create our Retail Distribution Group segment. We believe these segments more accurately reflect the manner in which our management views and evaluates the business. Additionally, as further discussed in Note 10, in April 2010, we sold our productivity tools business which was previously presented in Other. These amounts have been separately presented in discontinued operations in the condensed consolidated statements of operations and comprehensive income (loss). The prior periods have been reclassified to conform to the current period presentation.
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

Our reportable segment financial information for the three and nine months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended June 30, 2010				Nine Months Ended June 30, 2010
	Retail				Retail
	Distribution	Wholesale			Distribution	Wholesale
	Group	Distribution	Other	Total	Group	Distribution	Other	Total
Revenues	$53,621	$36,870	$—	$90,491	$161,635	$112,001	$—	$273,636
Contribution margin	$16,625	$16,370	$—	$32,995	$50,760	$47,509	$—	$98,269

	Three Months Ended June 30, 2009				Nine Months Ended June 30, 2009
	Retail				Retail
	Distribution	Wholesale			Distribution	Wholesale
	Group	Distribution	Other	Total	Group	Distribution	Other	Total
Revenues	$50,989	$38,075	$99	$89,163	$158,068	$116,998	$268	$275,334
Contribution margin	$16,597	$15,946	$99	$32,642	$51,112	$46,795	$268	$98,175
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
The reconciliation of total segment contribution margin to our income from continuing operations before income taxes is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Segment contribution margin	$32,995	$32,642	$98,269	$98,175
Corporate and unallocated costs	(6,438)	(5,925)	(18,589)	(17,556)
Stock-based compensation expense	(921)	(934)	(2,827)	(2,810)
Depreciation and amortization	(9,831)	(9,272)	(29,613)	(28,508)
Impairment of goodwill	—	—	—	(107,000)
Restructuring costs	59	40	(1,915)	(4,251)
Interest expense	(7,644)	(9,722)	(23,347)	(32,398)
Gain on retirement of debt	—	4,631	—	18,958
Other income (expense), net	(269)	22	162	(604)

Income from continuing operations before income taxes	$7,951	$11,482	$22,140	$(75,994)

NOTE 10 – DISCONTINUED OPERATIONS
On April 16, 2010, we completed the sale of our productivity tools business for approximately $12.0 million in cash. The gain recorded on the sale was approximately $6.2 million, net of $3.0 million in taxes. Accordingly, we have separately classified the results of operations, assets and liabilities, and cash flows of the discontinued operations in the condensed consolidated financial statements for all periods presented.
Income (loss) from discontinued operations, net of income taxes, for the three and nine months ended June 30, 2010 and 2009 is summarized as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Revenue from discontinued operations	$267	$1,762	$6,452	$7,810
Expenses from discontinued operations	258	1,728	4,661	5,635

Income from discontinued operations before income taxes	9	34	1,791	2,175
Income tax expense (benefit)	324	(1,316)	2,148	(1,384)

Income (loss) from discontinued operations, net of income taxes	$(315)	$1,350	$(357)	$3,559

The summarized balance sheets of discontinued operations consisted of the following (in thousands):

	June 30,	September 30,
	2010	2009
Trade accounts receivable, net of allowance for doubtful accounts	$—	$216
Deferred income taxes	—	3,205
Prepaid expenses and other current assets	—	42
Property and equipment, net	—	105
Intangible assets, net	—	1,547
Goodwill	—	2,264
Other assets	—	39

Assets of discontinued operations	$—	$7,418

Payroll related accruals	$—	$370
Deferred revenue	—	1,771
Accrued expenses and other current liabilities	—	137

Liabilities of discontinued operations	$—	$2,278

The cash receipts and payments related to the discontinued operations have been reflected as cash inflows and outflows, respectively in the condensed consolidated statements of cash flows.
NOTE 11 – LITIGATION
We are a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to our operations, except as otherwise described below. We do not believe that such proceedings and actions will, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations or cash flows, except as otherwise described below.
On July 12, 2010, Internet Autoparts, Inc. (“IAP”) filed a complaint in the District Court of Travis County, Texas against Activant Solutions Inc. In the complaint, IAP alleged that we aided and abetted breach of fiduciary duties by our appointee directors of IAP, and that we tortiously interfered with a contractual relationship of IAP by licensing catalogs and catalog services to General Parts, Inc. (“GPI”), which then allegedly used such catalogs and services to breach a covenant not to compete in IAP’s stockholders agreement. Both Activant Solutions Inc. and GPI are parties to IAP’s stockholders agreement. IAP seeks to recover unspecified damages, including punitive damages, consequential or special damages, interest and any other relief to which it may be entitled.
On August 6, 2010 Activant answered IAP’s complaint and filed a motion to dismiss or stay IAP’s lawsuit in favor of arbitration. On August 6, 2010 Activant also filed a demand for arbitration against IAP with the American Arbitration Association, seeking a declaratory judgment that Activant’s contracts with IAP expressly permit Activant to license catalogs and catalog services to GPI.

     We believe we have meritorious defenses to this lawsuit. Although we intend to defend the lawsuit vigorously, there can be no assurance that we will be successful in our defense, and damages resulting from an unsuccessful defense could have a material adverse effect on our business, financial condition, results of operations or cash flows. Even if we are successful, we may incur substantial legal fees and other costs in defending the lawsuit and the efforts and attention of our management and technical personnel may be diverted, which could also have a material adverse effect on our business, financial condition, results of operations or cash flows. We own approximately 46% of the outstanding common stock of IAP and hold two of five seats on IAP’s board of directors.

NOTE 12 – GUARANTOR CONSOLIDATION
The senior secured credit agreement and the senior subordinated notes are guaranteed by our existing, wholly-owned domestic subsidiaries HM COOP LLC, Activant Wholesale Distribution Solutions Inc., Atlas Disposition Group Inc. (f/k/a Speedware Group, Inc.) and Atlas America Inc. (f/k/a Speedware America, Inc.) (collectively, the “Guarantors”). Since September 30, 2006, (i) the following subsidiaries have been merged into Activant Solutions Inc.: Triad Systems Financial Corporation, Triad Data Corporation, CCI/TRIAD Gem, Inc., Enterprise Computer Systems, Inc., Speedware Holdings, Inc., CCI/ARD, Inc., Triad Systems Corporation, and Speedware USA, Inc.; and (ii) the following subsidiaries have been merged into Activant Wholesale Distribution Solutions Inc. (formerly known as Prophet 21 New Jersey, Inc.): Prophet 21, Inc., Prophet 21 Investment Corporation, Prophet 21 Canada, Inc., SDI Merger Corporation, Distributor Information Systems Corporation, Trade Service Systems, Inc., STANPak Systems, Inc., Prelude Systems Inc. and Greenland Holding Corp. Our other subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the senior secured credit agreement and the senior subordinated notes. The accompanying condensed consolidating balance sheets as of June 30, 2010 and September 30, 2009 and the accompanying condensed consolidating statements of operations for the three and nine months ended June 30, 2010 and 2009 and cash flows for the nine months ended June 30, 2010 and 2009 represent the financial position, results of operations and cash flows of our Guarantors and Non-Guarantors.
Condensed Consolidating Balance Sheet as of June 30, 2010

	Guarantor
	Principal		Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$66,211	$7	$2,506	$—	$68,724
Trade accounts receivable, net of allowance for doubtful accounts	17,730	13,403	2,918	—	34,051
Inventories	3,683	310	223	—	4,216
Deferred income taxes	2,214	1,041	—	—	3,255
Income taxes receivable	290	—	1,097	—	1,387
Prepaid expenses and other current assets	5,408	211	129	—	5,748

Total current assets	95,536	14,972	6,873	—	117,381

Property and equipment, net	5,920	60	109	—	6,089
Intangible assets, net	154,078	18,051	1,271	—	173,400
Goodwill	442,145	91,956	1,316	6,037	541,454
Investments in subsidiaries	16,769	—	—	(16,769)	—
Intercompany receivables (payables)	(127,031)	122,658	4,373	—	—
Deferred financing costs	7,246	—	—	—	7,246
Other assets	3,352	164	23	—	3,539

Total assets	$598,015	$247,861	$13,965	$(10,732)	$849,109

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14,471	$1,129	$279	$—	$15,879
Payroll related accruals	10,982	6,130	341	—	17,453
Deferred revenue	13,091	20,095	1,015	—	34,201
Accrued expenses and other current liabilities	(1,115)	16,357	76	—	15,318

Total current liabilities	37,429	43,711	1,711	—	82,851

Long-term debt	506,895	—	—	—	506,895
Deferred tax and other liabilities	69,775	(2,168)	742	—	68,349

Total liabilities	614,099	41,543	2,453	—	658,095

Total stockholder’s equity (deficit)	(16,084)	206,318	11,512	(10,732)	191,014

Total liabilities and stockholder’s equity (deficit)	$598,015	$247,861	$13,965	$(10,732)	$849,109

Condensed Consolidating Balance Sheet as of September 30, 2009

	Guarantor
	Principal		Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$42,001	$215	$2,357	$—	$44,573
Trade accounts receivable, net of allowance for doubtful accounts	16,818	14,383	2,995	—	34,196
Inventories	3,576	1,185	224	—	4,985
Deferred income taxes	(137)	1,217	—	—	1,080
Prepaid expenses and other current assets	4,886	454	142	—	5,482
Assets of discontinued operations	6	—	7,412	—	7,418

Total current assets	67,150	17,454	13,130	—	97,734

Property and equipment, net	5,337	518	113	—	5,968
Intangible assets, net	166,128	23,134	1,585	—	190,847
Goodwill	442,175	91,956	1,286	6,037	541,454
Investments in subsidiaries	16,769	—	—	(16,769)	—
Intercompany receivables (payables)	(83,980)	99,035	(15,055)	—	—
Deferred financing costs	8,903	—	—	—	8,903
Other assets	3,013	181	(16)	—	3,178

Total assets	$625,495	$232,278	$1,043	$(10,732)	$848,084

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$16,456	$1,635	$(61)	$—	$18,030
Payroll related accruals	(13,178)	29,850	745	—	17,417
Deferred revenue	7,801	19,497	893	—	28,191
Current portion of long-term debt	5,886	—	—	—	5,886
Accrued expenses and other current liabilities	16,798	1,701	1,218	—	19,717
Liabilities of discontinued operations	—	—	2,278	—	2,278

Total current liabilities	33,763	52,683	5,073	—	91,519

Long-term debt	517,009	—	—	—	517,009
Deferred tax and other liabilities	75,701	(2,723)	48	—	73,026

Total liabilities	626,473	49,960	5,121	—	681,554

Total stockholder’s equity (deficit)	(978)	182,318	(4,078)	(10,732)	166,530

Total liabilities and stockholder’s equity (deficit)	$625,495	$232,278	$1,043	$(10,732)	$848,084

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2010

	Guarantor
	Principal		Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$17,368	$11,874	$777	$—	$30,019
Services	33,585	24,156	2,731	—	60,472

Total revenues	50,953	36,030	3,508	—	90,491

Cost of revenues:
Systems	9,186	5,626	649	—	15,461
Services	12,956	5,244	1,377	—	19,577

Total cost of revenues	22,142	10,870	2,026	—	35,038

Gross profit	28,811	25,160	1,482	—	55,453

Operating expenses:
Sales and marketing	9,091	4,914	451	—	14,456
Product development	3,776	4,351	393	—	8,520
General and administrative	6,272	356	213	—	6,841
Depreciation and amortization	7,994	1,739	98	—	9,831
Restructuring costs	(54)	(5)	—	—	(59)

Total operating expenses	27,079	11,355	1,155	—	39,589

Operating income	1,732	13,805	327	—	15,864

Interest expense	(7,589)	—	(55)	—	(7,644)
Other income (expense), net	(385)	7	109	—	(269)

Income (loss) from continuing operations before income taxes	(6,242)	13,812	381	—	7,951
Income tax (benefit) expense	(10,675)	14,589	(2,013)	—	1,901

Income (loss) from continuing operations	4,433	(777)	2,394		6,050
Income (loss) from discontinued operations, net of income taxes	290	(3)	(602)	—	(315)
Gain from sale of discontinued operations, net of income taxes	(7,134)	—	13,312	—	6,178

Net income (loss)	$(2,411)	$(780)	$15,104	$—	$11,913

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2009

			Non-
	Guarantor		Guarantor
(in thousands)	Principal Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$13,099	$13,010	$735	$—	$26,844
Services	35,496	24,378	2,445	—	62,319

Total revenues	48,595	37,388	3,180	—	89,163

Cost of revenues:
Systems	9,236	5,336	519	—	15,091
Services	12,392	6,258	1,401	—	20,051

Total cost of revenues	21,628	11,594	1,920	—	35,142

Gross profit	26,967	25,794	1,260	—	54,021

Operating expenses:
Sales and marketing	7,206	5,661	532	—	13,399
Product development	3,677	4,762	318	—	8,757
General and administrative	5,575	377	130	—	6,082
Depreciation and amortization	7,306	1,798	168	—	9,272
Restructuring costs	26	84	(150)	—	(40)

Total operating expenses	23,790	12,682	998	—	37,470

Operating income	3,177	13,112	262	—	16,551

Interest expense	(9,718)	(4)	—	—	(9,722)
Gain on retirement of debt	4,631	—	—	—	4,631
Other income (expense), net	(144)	50	116	—	22

Income (loss) from continuing operations before income taxes	(2,054)	13,158	378	—	11,482
Income tax expense	5,208	10	—	—	5,218

Income (loss) from continuing operations	(7,262)	13,148	378		6,264
Income from discontinued operations, net of income taxes	368	—	982	—	1,350

Net income (loss)	$(6,894)	$13,148	$1,360	$—	$7,614

Condensed Consolidating Statement of Operations for the Nine Months Ended June 30, 2010

	Guarantor
	Principal		Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$51,494	$36,114	$2,681	$—	$90,289
Services	101,724	73,487	8,136	—	183,347

Total revenues	153,218	109,601	10,817	—	273,636

Cost of revenues:
Systems	29,718	17,715	1,891	—	49,324
Services	38,480	16,471	4,242	—	59,193

Total cost of revenues	68,198	34,186	6,133	—	108,517

Gross profit	85,020	75,415	4,684	—	165,119

Operating expenses:
Sales and marketing	25,555	15,755	1,700	—	43,010
Product development	11,188	13,494	1,204	—	25,886
General and administrative	17,865	1,023	482	—	19,370
Depreciation and amortization	23,912	5,304	397	—	29,613
Restructuring costs	877	467	571	—	1,915

Total operating expenses	79,397	36,043	4,354	—	119,794

Operating income	5,623	39,372	330	—	45,325

Interest expense	(23,234)	(8)	(105)	—	(23,347)
Other income (expense), net	(6,420)	253	6,329	—	162

Income (loss) from continuing operations before income taxes	(24,031)	39,617	6,554	—	22,140
Income tax (benefit) expense	(7,810)	15,615	(261)	—	7,544

Income (loss) from continuing operations	(16,221)	24,002	6,815		14,596
Income (loss) from discontinued operations, net of income taxes	3,820	(3)	(4,174)	—	(357)
Gain from sale of discontinued operations, net of income taxes	(7,134)	—	13,312	—	6,178

Net income (loss)	$(19,535)	$23,999	$15,953	$—	$20,417

Condensed Consolidating Statement of Operations for the Nine Months Ended June 30, 2009

			Non-
	Guarantor		Guarantor
(in thousands)	Principal Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$44,402	$41,257	$2,531	$—	$88,190
Services	105,667	73,785	7,692	—	187,144

Total revenues	150,069	115,042	10,223	—	275,334

Cost of revenues:
Systems	28,116	18,826	1,548	—	48,490
Services	39,149	19,635	3,926	—	62,710

Total cost of revenues	67,265	38,461	5,474	—	111,200

Gross profit	82,804	76,581	4,749	—	164,134

Operating expenses:
Sales and marketing	22,885	16,521	1,648	—	41,054
Product development	11,470	14,979	963	—	27,412
General and administrative	15,910	1,249	700	—	17,859
Depreciation and amortization	22,605	5,421	482	—	28,508
Impairment of goodwill	107,000	—	—	—	107,000
Restructuring costs	2,910	345	996	—	4,251

Total operating expenses	182,780	38,515	4,789	—	226,084

Operating income (loss)	(99,976)	38,066	(40)	—	(61,950)

Interest expense	(32,385)	(11)	(2)	—	(32,398)
Gain on retirement of debt	18,958	—	—	—	18,958
Other income (expense), net	(270)	31	(365)	—	(604)

Income (loss) from continuing operations before income taxes	(113,673)	38,086	(407)	—	(75,994)
Income tax expense	14,347	11	77	—	14,435

Income (loss) from continuing operations	(128,020)	38,075	(484)		(90,429)
Income from discontinued operations, net of income taxes	2,616	—	943	—	3,559

Net income (loss)	$(125,404)	$38,075	$459	$—	$(86,870)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended June 30, 2010

	Guarantor
	Principal		Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities – continuing operations	$49,364	$(69)	$(7,833)	$—	$41,462
Net cash provided by (used in) operating activities – discontinued operations	(588)	—	98	—	(490)

Net cash provided by (used in) operating activities	48,776	(69)	(7,735)	—	40,972

Investing activities:
Purchase of property and equipment	(3,911)	(139)	(1)	—	(4,051)
Capitalized computer software costs and databases	(8,238)	—	—	—	(8,238)

Net cash used in investing activities – continuing operations	(12,149)	(139)	(1)	—	(12,289)
Net cash provided by investing activities – discontinued operations	3,583	—	7,885	—	11,468

Net cash provided by (used in) investing activities	(8,566)	(139)	7,884	—	(821)

Financing activities:
Payment on long-term debt	(16,000)	—	—	—	(16,000)

Net cash used in financing activities	(16,000)	—	—	—	(16,000)

Net cash from continuing operations	21,215	(208)	(7,834)	—	13,173
Net cash from discontinued operations	2,995	—	7,983	—	10,978

Net change in cash and cash equivalents	24,210	(208)	149	—	24,151
Cash and cash equivalents, beginning of period	42,001	215	2,357		44,573

Cash and cash equivalents, end of period	$66,211	$7	$2,506	$—	$68,724

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended June 30, 2009

	Guarantor
	Principal		Non-Guarantor
(in thousands)	Operations	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities – continuing operations	$40,082	$(2,644)	$(573)	$—	$36,865
Net cash provided by (used in) operating activities – discontinued operations	4,299	—	(235)	—	4,064

Net cash provided by (used in) operating activities	44,381	(2,644)	(808)	—	40,929

Investing activities:
Purchase of property and equipment	(1,439)	(5)	(12)	—	(1,456)
Capitalized computer software costs and databases	(6,552)	—	—	—	(6,552)

Net cash used in investing activities – continuing operations	(7,991)	(5)	(12)	—	(8,008)
Net cash used in investing activities – discontinued operations	(1)	—	(1)	—	(2)

Net cash used in investing activities	(7,992)	(5)	(13)	—	(8,010)

Financing activities:
Repurchases of common stock	(189)	—	—	—	(189)
Payments on long-term debt	(13,512)	—	—	—	(13,512)
Repurchases of debt	(39,840)	—	—	—	(39,840)

Net cash used in financing activities	(53,541)	—	—	—	(53,541)

Net cash from continuing operations	(21,450)	(2,649)	(585)	—	(24,684)
Net cash from discontinued operations	4,298	—	(236)	—	4,062

Net change in cash and cash equivalents	(17,152)	(2,649)	(821)	—	(20,622)
Cash and cash equivalents, beginning of period	55,926	2,931	5,932		64,789

Cash and cash equivalents, end of period	$38,774	$282	$5,111	$—	$44,167

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
Overview
We are a leading provider of business management solutions to wholesale and retail distribution businesses. We have developed substantial expertise in serving businesses with complex distribution and retail requirements in two primary vertical markets: retail distribution and wholesale distribution, which we consider our segments for reporting purposes. These segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in authoritative accounting guidance regarding segments. We previously considered our segments to represent three primary vertical markets: hardlines and lumber, wholesale distribution and automotive. On October 1, 2009, we combined our Hardlines and Lumber and Automotive segments to create our Retail Distribution Group segment. We believe these segments more accurately reflect the manner in which our management views and evaluates the business. Additionally, as discussed in Note 10 to our accompanying unaudited condensed consolidated financial statements, in April 2010, we sold our productivity tools business which was previously presented in Other. These amounts have been separately presented in discontinued operations in the accompanying financial statements. The prior periods have been reclassified to conform to the current period presentation.
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
▪
The retail distribution market consists of a range of specialty retail and distribution vertical markets, including independent hardware retailers; home improvement centers; paint, glass and wallpaper stores; farm supply stores; retail nurseries and garden centers; independent lumber and building material dealers; pharmacies; and other specialty retailers, primarily in the United States; and customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks (including manufacturers, warehouse distributors, parts stores, and professional installers) in North America, the United Kingdom and Ireland, as well as several retail chains in North America. For the nine months ended June 30, 2010, we generated approximately 59.1% of our total revenues from the retail distribution vertical market.

▪
The wholesale distribution market consists of distributors of a range of products, including electrical supply; plumbing; medical supply; heating and air conditioning; tile; industrial machinery and equipment; industrial supplies; fluid power; janitorial and sanitation products; paper and packaging; and service establishment equipment vendors, primarily in the United States. For the nine months ended June 30, 2010, we generated approximately 40.9% of our total revenues from the wholesale distribution vertical market.

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

▪
General and administrative — General and administrative expense primarily consists of salaries and bonuses, stock-based compensation expense, outside services, acquisition related costs and facility and information technology allocations for the general executive, finance, human resource and legal services functions. General and administrative expenses are not allocated to our segments.

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

▪
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

▪
Other income (expense), net — Other income (expense), net primarily consists of interest income, other non-income based taxes, foreign currency gains or losses and gains or losses on marketable securities.

▪	Income tax expense — Income tax expense is based on state, federal and foreign taxable income determined in accordance with current enacted laws and tax rates.
General Business Conditions and Trends
The United States economy continued to slowly recover in the first half of 2010. We believe that the pace of the recovery will likely be slow as the U.S. economy experiences prolonged tight credit, high unemployment and ongoing foreclosures, as well as deceleration in the rebuilding of inventories and declining sales of both new and existing homes. The broader macroeconomic environment has impacted our performance in the vertical markets we serve, and we expect it will likely affect the industries we serve and our performance in those industries, for fiscal 2010 and potentially beyond.
We continue to see customer caution in making capital expenditure decisions. While we have seen year over year total revenue increases for the last few quarters, we also see our potential and current customer base challenged with, among other things, lack of access to adequate credit and higher attrition due to bankruptcies and business shutdowns during fiscal 2010. We saw the macroeconomic weakness first impact our retail distribution vertical, which has shown continuing signs of improvement over the past two quarters. Our wholesale distribution vertical is still experiencing the impact of the slowdown in commercial construction and other sectors. At the same time, we have seen sales to our existing customers improve and experienced larger strategic transactions across both verticals, as certain larger prospects begin to invest in their businesses to enhance their efficiencies.
We have proactively addressed our cost model as we faced these marketplace uncertainties. Over the past two years our management implemented restructuring actions primarily related to eliminating certain employee positions and consolidating certain excess facilities. We also benefited from our focus on managing our discretionary expenses and continue to do so wherever possible.
Demand for our systems and support offerings are correlated with the economic conditions in each vertical market and the macroeconomic conditions. We continue to focus on executing in the areas we can control by continuing to provide high value products and services while managing our expenses. Despite the challenging economic environment, operating cash flow from continuing operations remained strong for the nine months ended June 30, 2010 at $41.5 million.
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
Results of Operations
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Total revenues
Our Retail Distribution Group and Wholesale Distribution segments accounted for approximately 59.3% and 40.7%, respectively, of our revenues during the three months ended June 30, 2010. This compares to the three months ended June 30, 2009, where our Retail Distribution Group and Wholesale Distribution segments accounted for approximately 57.2% and 42.7%, respectively, of our revenues. See Note 9 to our unaudited condensed consolidated financial statements for further information on our segments, including a summary of our segment revenues and contribution margin.

The following table sets forth, for the periods indicated, our segment revenues by business management solution and the variance thereof (in thousands):

	Three Months Ended June 30,
	2010	2009	Variance $	Variance %
Retail Distribution Group revenues:
Systems	$18,121	$13,787	$4,334	31.4%
Services	35,500	37,202	(1,702)	(4.6)%

Total Retail Distribution Group revenues	$53,621	$50,989	$2,632	5.2%

Wholesale Distribution revenues:
Systems	$11,898	$13,010	$(1,112)	(8.5)%
Services	24,972	25,065	(93)	(0.4)%

Total Wholesale Distribution revenues	$36,870	$38,075	$(1,205)	(3.2)%

Other revenues:
Systems	$—	$47	$(47)	(100.0)%
Services	—	52	(52)	(100.0)%

Total Other revenues	$—	$99	$(99)	(100.0)%

Total revenues:
Systems	$30,019	$26,844	$3,175	11.8%
Services	60,472	62,319	(1,847)	(3.0)%

Total revenues	$90,491	$89,163	$1,328	1.5%

Total revenues for the three months ended June 30, 2010 increased by $1.3 million, or 1.5%, compared to the three months ended June 30, 2009. The increase in revenues over the comparable period a year ago is primarily a result of an increase in systems revenues in the Retail Distribution Group, partially offset by a decrease in systems revenues in Wholesale Distribution as well as an overall decrease in services revenues.
▪
Retail Distribution Group revenues — Retail Distribution Group revenues increased by $2.6 million, or 5.2%, during the three months ended June 30, 2010 compared to the same period a year ago. Systems revenues increased primarily as a result of an increase in the average transaction size of new and customer migration system sales due to large strategic transitions and sales to multi chain stores including those in newer markets. In addition, we continue to have strong sales of additional products and modules to existing customers. Services revenues experienced a decrease primarily as a result of a contractual price reduction and attrition on legacy platforms due to the continued slow economy, partially offset by growth in our content and connectivity offerings.

▪
Wholesale Distribution revenues — Wholesale Distribution revenues decreased by $1.2 million, or 3.2%, during the three months ended June 30, 2010 compared to the same period a year ago. The systems revenues decrease was due to a reduction in the unit volume of new system sales and associated professional services revenues, primarily due to a lagging economic recovery in commercial construction and other sectors partially offset by the sale of additional products and modules. Services revenues decreased primarily as a result of a deferral of support revenue, partially offset by annual support price increases.

Total cost of revenues and gross margins as a percentage of revenues
The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues (in thousands):

	Three Months Ended June 30,
	2010	2009	Variance
Cost of systems revenues	$15,461	$15,091	$370
Systems gross margins	48.5%	43.8%

Cost of services revenues	$19,577	$20,051	$(474)
Services gross margins	67.6%	67.8%

Total cost of revenues	$35,038	$35,142	$(104)
Total gross margins	61.3%	60.6%
▪
Cost of systems revenues and systems gross margins — Cost of systems revenues increased by $0.4 million during the three months ended June 30, 2010 compared to the same period a year ago, primarily as a result of higher direct costs associated with higher overall systems revenues. Systems gross margins increased by 4.7 percentage points in the three months ended June 30, 2010 from the comparable period a year ago primarily attributable to improved professional services utilization in retail distribution as well as higher hardware equipment margins.

▪
Cost of services revenues and services gross margins — Cost of services revenues decreased by $0.5 million primarily as a result of reductions in third party maintenance and support costs. Services gross margins decreased by 0.2 percentage points in the three months ended June 30, 2010 from the comparable period a year ago as a result of a contractual price reduction, customer support revenue deferral and attrition on legacy platforms, partially offset by customer support price increases and reductions in third party maintenance and support costs.

Total operating expenses
The following table sets forth, for the periods indicated, operating expenses and the variance thereof (in thousands):

	Three Months Ended June 30,
	2010	2009	Variance $	Variance %
Sales and marketing	$14,456	$13,399	$1,057	7.9%
Product development	8,520	8,757	(237)	(2.7)%
General and administrative	6,841	6,082	759	12.5%
Depreciation and amortization	9,831	9,272	559	6.0%
Restructuring costs	(59)	(40)	(19)	47.1%

Total operating expenses	$39,589	$37,470	$2,119	5.7%

Total operating expenses increased by $2.1 million, or 5.7%, for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. The increase was driven primarily by increased compensation and employee related expenses, marketing related expenses and outside services, partially offset by increased software development capitalization and lower bad debt expense.
▪
Sales and marketing —Sales and marketing expenses increased by $1.1 million, or 7.9%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase was primarily the result of an addition of $1.3 million in commissions, $0.3 million in outside services, and $0.3 million in marketing related expenses, partially offset by a decrease of $0.6 million in bad debt expense and $0.2 million in travel and recruiting expenses.

▪
Product development —Product development expenses decreased $0.2 million, or 2.7%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The decrease was primarily the result of a $0.1 million reduction in compensation and employee related costs and lower software development expenses of $0.5 million as a result of more of these costs being capitalized, partially offset by an increase of $0.4 million in outside services.

▪
General and administrative —General and administrative expenses increased by $0.8 million, or 12.5%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase is primarily the result of $0.6 million in additional compensation and employee related expenses and $0.2 million in legal fees, partially offset by $0.1 million in recruiting expenses.

▪
Depreciation and amortization —Depreciation and amortization expense was $9.8 million for the three months ended June 30, 2010 compared to $9.3 million for the three months ended June 30, 2009. The increase was primarily a result of an increase in capital expenditures during fiscal year 2010.

▪
Restructuring costs — During fiscal years 2010 and 2009, our management approved restructuring actions primarily related to eliminating certain employee positions and consolidating certain excess facilities with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams. We recorded a credit to restructuring expense of approximately $0.1 million and less than $0.1 million for the three months ended June 30, 2010 and 2009, respectively. See Note 8 to our unaudited condensed consolidated financial statements.

Interest expense
Interest expense for the three months ended June 30, 2010 and 2009 was $7.6 million and $9.7 million, respectively. The decrease in interest expense was primarily a result of the reduction in our outstanding debt as a result of principal payments and repurchases of our existing debt made in the past eighteen months totaling approximately $106.7 million.

Gain on retirement of debt
During the three months ended June 30, 2009, we repurchased approximately $25.0 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $19.9 million (including accrued interest of $0.3 million). In connection with the debt repurchase, we wrote off deferred financing costs and other transaction fees of $0.8 million. As a result of these repurchases we recorded a gain on retirement of debt in the amount of $4.6 million. We did not repurchase any debt during the three months ended June 30, 2010.
Other income (expense), net
Other income (expense), net for the three months ended June 30, 2010 was an expense of $0.3 million compared to income of less than $0.1 million in the three months ended June 30, 2009. The decrease in income was primarily a result of an increase in non-income based taxes of approximately $0.2 million for the three months ended June 30, 2010 compared to the same period in the prior year.
Income tax expense
We recognized income tax expense of $1.9 million, or 23.9% of pre-tax income from continuing operations, for the three months ended June 30, 2010 compared to income tax expense of $5.2 million, or 45.4% of pre-tax income from continuing operations in the comparable period in 2009. The decrease in income tax expense during the three months ended June 30, 2010 compared to the comparable period a year ago is due primarily to lower pre-tax income from continuing operations and a decrease in the effective tax rate. Our effective tax rate for the three months ended June 30, 2010 differed from the statutory rate primarily due to state taxes, net of U.S. federal income tax benefit. See Note 6 to our unaudited condensed consolidated financial statements for additional information about income taxes.
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

Contribution margin for the three months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended June 30,
	2010	2009	Variance $	Variance %
Retail Distribution Group	$16,625	$16,597	$28	0.2%
Wholesale Distribution	16,370	15,946	424	2.7%
Other	—	99	(99)	(100.0)%

Total contribution margin	$32,995	$32,642	$353	1.1%

▪
Retail Distribution Group contribution margin — The contribution margin for the Retail Distribution Group remained relatively flat during the three months ended June 30, 2010 compared to the same period a year ago, primarily as a result of higher systems revenues and corresponding gross margin, improved professional services utilization and increased software and database capitalization, partially offset by contractual support price reductions, legacy platform attrition and higher commissions and bonus related costs.

▪
Wholesale Distribution contribution margin — The contribution margin for Wholesale Distribution increased $0.4 million during the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily as the result of lower compensation related costs, lower third party support costs, support price increases and lower bad debt expense partially offset by lower systems revenue volume and corresponding gross margin and support revenue deferral.

The reconciliation of total segment contribution margin to our income from continuing operations before income taxes is as follows (in thousands):

	Three Months Ended June 30,
	2010	2009
Segment contribution margin	$32,995	$32,642
Corporate and unallocated costs	(6,438)	(5,925)
Stock-based compensation expense	(921)	(934)
Depreciation and amortization	(9,831)	(9,272)
Restructuring costs	59	40
Interest expense	(7,644)	(9,722)
Gain on retirement of debt	—	4,631
Other income (expense), net	(269)	22

Income from continuing operations before income taxes	$7,951	$11,482

Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009
Total revenues
Our Retail Distribution Group and Wholesale Distribution segments accounted for approximately 59.1% and 40.9%, respectively, of our revenues during the nine months ended June 30, 2010. This compares to the nine months ended June 30, 2009, where our Retail Distribution Group and Wholesale Distribution segments accounted for approximately 57.4% and 42.5%, respectively, of our revenues. See Note 9 to our unaudited condensed consolidated financial statements for further information on our segments, including a summary of our segment revenues and contribution margin.

The following table sets forth, for the periods indicated, our segment revenues by business management solution and the variance thereof (in thousands):

	Nine Months Ended June 30,
	2010	2009	Variance $	Variance %
Retail Distribution Group revenues:
Systems	$54,087	$46,827	$7,260	15.5%
Services	107,548	111,241	(3,693)	(3.3)%

Total Retail Distribution Group revenues	$161,635	$158,068	$3,567	2.3%

Wholesale Distribution revenues:
Systems	$36,202	$41,275	$(5,073)	(12.3)%
Services	75,799	75,723	76	0.1%

Total Wholesale Distribution revenues	$112,001	$116,998	$(4,997)	(4.3)%

Other revenues:
Systems	$—	$88	$(88)	(100.0)%
Services	—	180	(180)	(100.0)%

Total Other revenues	$—	$268	$(268)	(100.0)%

Total revenues:
Systems	$90,289	$88,190	$2,099	2.4%
Services	183,347	187,144	(3,797)	(2.0)%

Total revenues	$273,636	$275,334	$(1,698)	(0.6)%

Total revenues for the nine months ended June 30, 2010 decreased by $1.7 million, or 0.6%, compared to the nine months ended June 30, 2009. The decrease in revenues over the comparable period a year ago is primarily a result of a decrease in systems revenues in Wholesale Distribution and services revenues in the Retail Distribution Group, partially offset by increased systems revenues in the Retail Distribution Group.
▪
Retail Distribution Group revenues — Retail Distribution Group revenues increased by $3.6 million, or 2.3%. Systems revenues increased primarily as a result of an increase in the average transaction size of new and customer migration system sales due to large strategic transitions and sales to multi chain stores including those in newer markets. In addition, we continue to have strong sales of additional products and modules to existing customers. Services revenues experienced a decrease primarily as a result of contractual price reductions, legacy platform attrition due to the continued slow economy and known attrition of a major customer.

▪
Wholesale Distribution revenues — Wholesale Distribution revenues decreased by $5.0 million, or 4.3%. The systems revenues decrease was substantially due to a reduction in the unit volume of new system sales and associated professional services revenues, primarily due to a lagging economic recovery in commercial construction and other sectors, partially offset by the sale of additional products and modules. Services revenues increased slightly as a result of price increases for support services, partially offset by deferral of support revenue and attrition on legacy platforms due to the continued economic downturn in the markets served.

Total cost of revenues and gross margins as a percentage of revenues
The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues (in thousands):

	Nine Months Ended June 30,
	2010	2009	Variance
Cost of systems revenues	$49,324	$48,490	$834
Systems gross margins	45.4%	45.0%

Cost of services revenues	$59,193	$62,710	$(3,517)
Services gross margins	67.7%	66.5%

Total cost of revenues	$108,517	$111,200	$(2,683)
Total gross margins	60.3%	59.6%

▪
Cost of systems revenues and systems gross margins — Cost of systems revenues increased by $0.8 million during the nine months ended June 30, 2010 compared to the same period a year ago, primarily as a result of a $1.3 million inventory valuation change in estimate to lower the cost basis of inventory as a result of a review and analysis of on-hand quantities relative to current and anticipated demand as well as the higher volume of hardware equipment sales. Systems gross margins increased by 0.4 percentage points in the nine months ended June 30, 2010 from the comparable period a year ago as a result of higher systems revenue volume and a favorable mix of higher margin hardware and improved professional services utilization.

▪
Cost of services revenues and services gross margins — Cost of services revenues decreased by $3.5 million during the nine months ended June 30, 2010 compared to the same period a year ago, primarily as a result of labor related cost reductions on legacy platforms, reductions in third party maintenance and support costs and outside services partially offset by increased bonus expense. Services gross margins increased by 1.2 percentage points in the nine months ended June 30, 2010 from the comparable period a year ago as a result of service price increases, reductions in labor related costs in legacy products and lower third party maintenance and support costs, partially offset by contractual price reductions, attrition on legacy platforms and known attrition of a major customer.

Total operating expenses
The following table sets forth, for the periods indicated, operating expenses and the variance thereof (in thousands):

	Nine Months Ended June 30,
	2010	2009	Variance $	Variance %
Sales and marketing	$43,010	$41,054	$1,956	4.8%
Product development	25,886	27,412	(1,526)	(5.6)%
General and administrative	19,370	17,859	1,511	8.5%
Depreciation and amortization	29,613	28,508	1,105	3.9%
Impairment of goodwill	—	107,000	(107,000)	(100.0)%
Restructuring costs	1,915	4,251	(2,336)	(54.9)%

Total operating expenses	$119,794	$226,084	$(106,290)	(47.0)%

Total operating expenses decreased by $106.3 million, or 47.0%, for the nine months ended June 30, 2010, compared to the nine months ended June 30, 2009. The decrease was driven primarily by the impairment of goodwill in the prior year, lower restructuring costs, reduced compensation related expenses and increased software development capitalization, partially offset by higher commissions and outside service costs.
▪
Sales and marketing — Sales and marketing expenses increased by $2.0 million, or 4.8%, for the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009. The increase was primarily the result of additional expenses of $2.5 million in commissions, $0.8 million in outside services, $0.2 million in marketing related expenses, and an increase in bad debt expense of $0.3 million, partially offset by a reduction of $1.6 million in other compensation and employee related expenses and associated allocated expenses.

▪
Product development — Product development expenses decreased $1.5 million, or 5.6%, for the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009. The decrease was primarily the result of a $0.7 million reduction in compensation and employee related costs and lower software development expenses of $1.7 million as a result of more of these costs being capitalized, partially offset by additional expenses of $0.9 million in outside services.

▪
General and administrative — General and administrative expenses increased by $1.5 million, or 8.5%, for the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009. The increase is primarily the result of an additional $1.4 million in compensation and employee related expenses, $0.4 million in legal and outside services and $0.4 million in insurance costs, partially offset by a reduction of $0.3 million of acquisition related costs.

▪
Depreciation and amortization — Depreciation and amortization expense was $29.6 million for the nine months ended June 30, 2010 compared to $28.5 million for the nine months ended June 30, 2009. The increase was primarily a result of an increase in capital expenditures during fiscal year 2010.

▪
Impairment of goodwill — Due to the continuing global economic uncertainty and credit crisis and the significant decrease in the level of overall consumer spending, including spending in the vertical markets that we serve, we determined it necessary to evaluate goodwill for impairment in the prior year. We recorded a goodwill impairment charge of $107.0 million in the Retail Distribution Group during the nine months ended June 30, 2009. See Note 3 to our unaudited condensed consolidated financial statements. We had no similar charges in the nine months ended June 30, 2010.

▪
Restructuring costs — During fiscal years 2010 and 2009, our management approved restructuring actions primarily related to eliminating certain employee positions and consolidating certain excess facilities with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams. During the nine months ended June 30, 2010 and 2009, we recorded restructuring charges of approximately $1.9 million and $4.3 million, respectively. See Note 8 to our unaudited condensed consolidated financial statements.

Interest expense
Interest expense for the nine months ended June 30, 2010 and 2009 was $23.3 million and $32.4 million, respectively. The decrease in interest expense was primarily a result of the reduction in our outstanding debt as a result of principal payments and repurchases of our existing debt made in the past eighteen months totaling approximately $106.7 million.
Gain on retirement of debt
During the nine months ended June 30, 2009, we repurchased approximately $60.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $41.1 million (including accrued interest of $1.3 million). In connection with the debt repurchase, we wrote off deferred financing costs and other transaction fees of $1.9 million. As a result of these repurchases we recorded a gain on retirement of debt in the amount of $19.0 million. We did not repurchase any debt during the nine months ended June 30, 2010.
Other income (expense), net
Other income (expense), net for the nine months ended June 30, 2010 was income of $0.2 million compared to a loss of $0.6 million in the nine months ended June 30, 2009. The increase in income was primarily a result of foreign currency gains of approximately $0.6 million for the nine months ended June 30, 2010 compared to $0.4 million of foreign currency losses during the nine months ended June 30, 2009.
Income tax expense
We recognized income tax expense of $7.5 million, or 34.1% of pre-tax income from continuing operations, for the nine months ended June 30, 2010 compared to income tax expense of $14.4 million, or 46.6% of pre-tax income from continuing operations, excluding goodwill impairment, in the comparable period in 2009. During the nine months ended June 30, 2010, the decrease in income tax expense is primarily due to lower pre-tax income from continuing operations, excluding goodwill impairment, as well as a decrease in the effective tax rate. Our effective tax rate for the nine months ended June 30, 2010 differed from the statutory rate primarily due to state taxes, net of U.S. federal income tax benefit. See Note 6 to our unaudited condensed consolidated financial statements for additional information about income taxes.
Contribution margin
As previously described, our management measures the performance of each segment based on several metrics, including contribution margin, which is not a financial measure calculated in accordance with GAAP. For more information on segment contribution margin and our methodology for calculating contribution margin, see the discussion herein under “—Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009—Contribution Margin.” While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, net income, cash flow and other measures of financial performance prepared in accordance with GAAP that are otherwise presented in our financial statements.
Contribution margin for the nine months ended June 30, 2010 and 2009 is as follows (in thousands):

	Nine Months Ended June 30,
	2010	2009	Variance $	Variance %
Retail Distribution Group	$50,760	$51,112	$(352)	(0.7)%
Wholesale Distribution	47,509	46,795	714	1.5%
Other	—	268	(268)	(100.0)%

Total contribution margin	$98,269	$98,175	$94	0.1%

▪
Retail Distribution Group contribution margin — The contribution margin for the Retail Distribution Group decreased by $0.4 million during the nine months ended June 30, 2010 compared to the same period in the prior year, primarily as a result of the previously mentioned change in inventory valuation estimate, lower services revenues due to contractual price reductions, legacy platform attrition and a higher mix of hardware systems revenues, partially offset by increased systems revenue dollars, improved professional services gross margins and an increase in database and software capitalization costs.

▪
Wholesale Distribution contribution margin — The contribution margin for Wholesale Distribution increased by $0.7 million during the nine months ended June 30, 2010 compared to the same period in the prior year, primarily as a result of support price increases and lower compensation related expenses and third party maintenance costs, partially offset by lower systems revenue volume, the impact on services revenue from legacy platform attrition, higher bad debt expense and the previously mentioned change in inventory valuation estimate.

The reconciliation of total segment contribution margin to our income (loss) from continuing operations before income taxes is as follows (in thousands):

	Nine Months Ended June 30,
	2010	2009
Segment contribution margin	$98,269	$98,175
Corporate and unallocated costs	(18,589)	(17,556)
Stock-based compensation expense	(2,827)	(2,810)
Depreciation and amortization	(29,613)	(28,508)
Impairment of goodwill	—	(107,000)
Restructuring costs	(1,915)	(4,251)
Interest expense	(23,347)	(32,398)
Gain on retirement of debt	—	18,958
Other income (expense), net	162	(604)

Income (loss) from continuing operations before income taxes	$22,140	$(75,994)

Liquidity and Capital Resources
Overview
Our principal liquidity requirements are for debt service, capital expenditures and working capital. Our ability to service our indebtedness will depend on our ability to generate cash in the future.
Our cash and cash equivalents balance at June 30, 2010 was $68.7 million. As of June 30, 2010, we had $506.9 million in outstanding indebtedness comprised primarily of $392.6 million aggregate principal amount of senior secured term loans (including an incremental term loan) due 2013 pursuant to our senior secured credit agreement and $114.3 million aggregate principal amount of senior subordinated notes due 2016. As previously discussed and as further discussed below, during the nine months ended June 30, 2009, we repurchased approximately $60.7 million in face value of our senior subordinated notes resulting in gain on retirement of debt of $19.0 million. We did not repurchase any debt during the nine months ended June 30, 2010.
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
In August 2007, we borrowed the $75.0 million incremental term loan, which matures on May 2, 2013, as well as $20.0 million of the revolving credit facility. During the year ended September 30, 2009, we repaid $10.0 million in principal payments towards the revolving credit facility. During the nine months ended June 30, 2010, we repaid the $10.0 million remaining outstanding principal balance on the revolving credit facility. Prior to fiscal year 2009, we did not make any principal repayments towards the revolving credit facility.
We may be required each year, generally concurrent with the filing of our Annual Report on Form 10-K, to make a mandatory principal repayment for the preceding fiscal year towards term loans equal to a specified percentage of excess cash flow depending on our actually attained ratio of consolidated total debt to EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the senior subordinated notes and our senior secured credit facilities), all as defined in the senior secured credit agreement. Any mandatory repayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year. Prior to fiscal year 2008, we did not have to make any mandatory repayments. For the period ended September 30, 2006 and for the years ended September 30, 2007, 2008 and 2009, we repaid $1.9 million, $25.2 million, $15.8 million, and $23.5 million, respectively, in principal towards the term loans. The fiscal year 2009 payments included approximately $3.3 million of fiscal year 2008 mandatory principal repayments and approximately $20.2 million of voluntary prepayments. For the nine months ended June 30, 2010, we repaid $6.0 million in principal towards the term loans as a voluntary prepayment. As of September 30, 2009, we had classified approximately $5.9 million of term loans as current maturities resulting from our then current mandatory principal repayment calculations. Our mandatory repayment calculation as of the repayment date indicated that our earlier prepayments had fully satisfied all fiscal year 2009 excess cash flow-based payments, and, consequently, no mandatory repayment was due. As mentioned, we proceeded with a $6.0 million principal payment, all of which is considered a voluntary prepayment of fiscal year 2010 excess cash flow-based principal payments. Any future excess cash flow-based payments will be dependent upon our attained ratio of consolidated total debt to adjusted EBITDA, upon us generating excess cash flow, and/or upon us making voluntary prepayments, all as defined in the senior secured credit agreement.
On April 2010, we completed the sale of our productivity tools business for approximately $12.0 million in cash. See Note 10 to our unaudited condensed consolidated financial statements for more information. The senior secured credit agreement requires us to reinvest such cash proceeds in our business within 12 months of receipt and to prepay an aggregate principal amount of term loans equal to the amount of any cash proceeds not reinvested in our business. We expect to reinvest these cash proceeds in our business within such 12-month period.
The capital and credit markets have been experiencing extreme volatility and disruption during the past several years. These market conditions have, to a degree, affected our ability to borrow under our senior secured credit facility. On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”) and on November 1, 2009, CIT Group Inc. (“CIT”), filed petitions under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. On December 10, 2009, CIT confirmed that it had emerged from bankruptcy. A Lehman Brothers subsidiary, Lehman Commercial Paper Inc. (“Lehman CPI”) and a CIT subsidiary, The CIT Group/Equipment Financing, Inc. (“CIT Financing”), are lenders under our senior secured credit agreement, having provided commitments of $7.0 million and $7.5 million, respectively, under the revolving credit facility, of which no amounts were outstanding as of June 30, 2010. Although we have made no request for funding under the revolving credit facility since the filing of the bankruptcy petitions by Lehman Brothers or CIT, it is uncertain whether Lehman CPI or CIT Financing will participate in any future requests for funding or whether another lender might assume their commitments.
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

In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. As of June 30, 2010, our commitment fee was 0.375% per annum. We must also pay customary letter of credit fees for issued and outstanding letters of credit. As of June 30, 2010, we had $0.3 million of letters of credit issued and outstanding.
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
Derivative Instruments and Hedging Activities
Our objective in using interest rate swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At the time we entered into the senior secured credit agreement, we entered into four interest rate swaps to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2007, 2008 and 2009, interest rate swaps with a notional amount of $25.0 million, $30.0 million and $50.0 million, respectively, matured. As of June 30, 2010, we had an outstanding interest rate swap with a notional amount of $140.0 million. As of and for the six months ended June 30, 2010, there is no cumulative ineffectiveness related to these interest rate swaps.
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
During the nine months ended June 30, 2009, we repurchased approximately $60.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $41.1 million (including accrued interest of $1.3 million). In connection with the debt repurchase, we wrote off deferred financing costs and other transaction fees of $1.9 million. As a result of these repurchases we recorded a gain on retirement of debt in the amount of $19.0 million. We did not repurchase any debt during the nine months ended June 30, 2010. As a result of these repurchases, senior subordinated notes representing $114.3 million in principal amount were outstanding as of June 30, 2010.
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
The terms of the senior secured credit agreement and the indenture governing the senior subordinated notes restrict certain activities by us, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets and transactions with affiliates. In addition, the senior secured credit agreement requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The senior secured credit agreement and the indenture also contain certain customary affirmative covenants and events of default. At June 30, 2010, we were in compliance with all of the senior secured credit agreement’s and the indenture’s covenants.
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
Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009
Our net cash provided by operating activities from continuing operations for the nine months ended June 30, 2010 increased $4.6 million to $41.5 million from $36.9 million for the nine months ended June 30, 2009. As compared to the prior year period, the increase was largely attributable to $18.0 million of higher net income from continuing operations (after giving effect to the goodwill impairment charge, gain on retirement of debt in the prior year period and $1.0 million of higher amortization on intangible assets) and additional cash provided by deferred revenue of $3.4 million and inventory of $1.3 million, partially offset by additional cash used of $9.1 for accounts receivable, $7.2 million for accrued expenses and $2.2 million of deferred taxes.
Our investing activities used net cash from continuing operations of $12.3 million and $8.0 million during the nine months ended June 30, 2010 and 2009, respectively. The increase in cash used in investing activities from the prior year was due to an increase in overall capital expenditures. We purchased property and equipment of $4.1 million and $1.5 million and capitalized computer software and database development costs of $8.2 million and $6.6 million for the nine months ended June 30, 2010 and 2009, respectively.
Our financing activities used cash from continuing operations of $16.0 million and $53.5 million for the nine months ended June 30, 2010 and 2009, respectively. The decrease in cash used in financing activities was primarily due to payments on our current and long-term debt of $16.0 million during the nine months ended June 30, 2010 compared to $53.4 million, including repurchases of debt, during the nine months ended June 30, 2009.
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
The following is a reconciliation of net income (loss), which is a GAAP measure of our operating results, to adjusted EBITDA (as described in our senior secured credit agreement and the indenture governing our senior subordinated notes, including related calculations) for the twelve months ended June 30, 2010 and 2009 (in thousands).

	Twelve Months Ended
	June 30,
	2010	2009
Net income (loss)	$15,252	$(84,614)
Acquisition costs	804	208
Deferred revenue purchase accounting adjustment	—	907

Adjusted net income (loss)	16,056	(83,499)
Interest expense	31,926	43,922
Income tax expense and other income-based taxes	16,106	17,604
Depreciation and amortization	39,960	38,429
Gain on asset sales, net of tax	(6,178)	—
Gain on retirement of debt	—	(18,958)
Non-cash charges (impairment charges and stock-based compensation expense)	11,108	110,848
Non-recurring cash charges and restructuring charges	3,145	5,345
Deferred compensation payments	278	309
Sponsor payments	130	157
Foreign exchange gain	(665)	312
Pro-forma adjustment	—	68
Disposed of EBITDA	(1,863)	(3,927)

Adjusted EBITDA	$110,003	$110,610

Our financial covenant requirements and ratios for the period ended June 30, 2010 were as follows:

	Covenant
	Requirements	Our Ratio
Senior Secured Credit Agreement (1)
Maximum consolidated total debt to adjusted EBITDA ratio	4.50x	4.05
Minimum adjusted EBITDA to consolidated interest expense	2.50x	3.71

Senior Subordinated Notes (2)
Minimum adjusted EBITDA to fixed charges ratio required to incur additional indebtedness pursuant to ratio provisions	2.00x	3.71

(1)
Our senior secured credit agreement requires us to maintain a consolidated total debt to adjusted EBITDA ratio of a maximum of 3.75x by the end of the quarter ending December 31, 2010. Consolidated total debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $7.5 million. As of June 30, 2010, our consolidated total debt was $445.7 million, consisting of total debt other than certain indebtedness totaling $506.9 million, net of cash and cash equivalents in excess of $7.5 million totaling $61.2 million. We are also required to maintain an adjusted EBITDA to consolidated interest expense ratio of a minimum of 2.75x by the end of the quarter ending December 31, 2010. Consolidated interest expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated. This would also constitute a default under the indenture governing the senior subordinated notes.

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
In January 2010, the FASB issued an ASU further clarifying disclosures regarding measurements of fair value in financial statements. This guidance clarifies existing fair value guidance as well as requires new disclosures for significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for such transfers. Additionally, it requires disclosure of the reasons for any transfers in or out of Level 3 of the fair value hierarchy. Upon adoption of this guidance in January 2010, we determined it not to have a material impact on our condensed consolidated financial statements.
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
Historically, our exposure to market risk for changes in interest rates relates primarily to our short and long-term debt obligations. At June 30, 2010, we had $392.6 million aggregate principal amount outstanding of term loans due 2013 pursuant to our senior secured credit agreement and $114.3 million of our 9.5% senior subordinated notes due 2016. The term loans bear interest at floating rates. In May 2006, we entered into four interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations and to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2009, 2008 and 2007, interest rate swaps with a notional amount of $50.0 million, $30.0 million and $25.0 million, respectively, matured. As of June 30, 2010, we had outstanding interest rate swaps with a notional amount of $140.0 million. Giving effect to the interest rate swaps, a 0.25% increase in floating rates would increase our interest expense by $0.4 million annually. See “Derivative Instruments and Hedging Activities” under Note 4 to our unaudited condensed consolidated financial statements, which section is incorporated herein by reference.
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
We monitor our foreign currency exposure and, from time to time, will attempt to reduce our exposure through hedging. At June 30, 2010, we had no foreign currency contracts outstanding.
Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC in its rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the nine months ended June 30, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
We are a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to our operations, except as otherwise described below. We do not believe that such proceedings and actions will, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations or cash flows, except as otherwise described below.
On July 12, 2010, Internet Autoparts, Inc. (“IAP”) filed a complaint in the District Court of Travis County, Texas against Activant Solutions Inc. In the complaint, IAP alleged that we aided and abetted breach of fiduciary duties by our appointee directors of IAP, and that we tortiously interfered with a contractual relationship of IAP by licensing catalogs and catalog services to General Parts, Inc. (“GPI”), which then allegedly used such catalogs and services to breach a covenant not to compete in IAP’s stockholders agreement. Both Activant Solutions Inc. and GPI are parties to IAP’s stockholders agreement. IAP seeks to recover unspecified damages, including punitive damages, consequential or special damages, interest and any other relief to which it may be entitled.
On August 6, 2010 Activant answered IAP’s complaint and filed a motion to dismiss or stay IAP’s lawsuit in favor of arbitration. On August 6, 2010 Activant also filed a demand for arbitration against IAP with the American Arbitration Association, seeking a declaratory judgment that Activant’s contracts with IAP expressly permit Activant to license catalogs and catalog services to GPI.
We believe we have meritorious defenses to this lawsuit. Although we intend to defend the lawsuit vigorously, there can be no assurance that we will be successful in our defense, and damages resulting from an unsuccessful defense could have a material adverse effect on our business, financial condition, results of operations or cash flows. Even if we are successful, we may incur substantial legal fees and other costs in defending the lawsuit and the efforts and attention of our management and technical personnel may be diverted, which could also have a material adverse effect on our business, financial condition, results of operations or cash flows. We own approximately 46% of the outstanding common stock of IAP and hold two of five seats on IAP’s board of directors.
Item 1A — Risk Factors
There have been no material changes from the risk factors associated with our business, financial condition and results of operations as set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3 — Defaults Upon Senior Securities
None.
Item 4 — (Removed and Reserved)
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

ACTIVANT SOLUTIONS INC.
Date: August 9, 2010	By:	/s/ Kathleen M. Crusco
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