Form 10-K
period 2010-09-30
ACTIVANT SOLUTIONS INC /DE/
filed 2010-12-14
CIK 1059103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number 333-49389

Activant Solutions Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2160013 (I.R.S. Employer Identification No.)

7683 Southfront Road Livermore, CA (Address of principal executive offices)	94551 (Zip Code)

(925) 449-0606
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes [x] No [ ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x] Although Activant Solutions Inc. is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act, the company has filed all Exchange Act reports for the preceding 12 months.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ] Activant Solutions Inc. is not currently required to submit and post Interactive Data Files pursuant to Rule 405 of Regulation S-T.

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

No public trading market exists for the common stock, par value $0.01 per share, of Activant Solutions Inc. The aggregate market value of the common stock held by non-affiliates of the registrant was zero as of March 31, 2010, the last business day of the registrant's most recently completed second fiscal quarter. All of the outstanding shares of common stock, par value $0.01 per share, of Activant Solutions Inc. are held by Activant Group Inc., the registrant's parent company.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at December 14, 2010
Common Stock, par value $0.01 per share	10 shares

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. None

ACTIVANT SOLUTIONS INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED SEPTEMBER 30, 2010

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words and phrases such as “anticipate,” “believe,” “estimate,” “expect,” “is likely,” “predict,” “will be,” “will continue,” “intend,” “plan,” and variations of such words or phrases and similar expressions are intended to identify such forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report under the headings “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Business” are forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, these forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in this report under the headings “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

USE OF TRADEMARKS AND TRADENAMES

Several trademarks and tradenames appear in this Annual Report on Form 10-K. Activant, the Activant stylized logo design, VISTA, AConneX, PartExpert, Activant Eagle, Activant Catalyst, Activant Cover-to-Cover, Activant Vision, ePartExpert, ePartInsight, Interchange, Labor Expert, BuyerAssist, Prophet 21 and Eagle are registered trademarks of ours. Other trademarks of ours include Activant Eclipse, Activant Integrated Service Estimator, Activant Prelude, Activant LaborExpert, Activant BuyerAssist, Activant Silk Dimensions Canada, Activant B2B Seller, Activant Prism, Activant Service Intervals Plus, Activant ECS Pro, Activant Price Updating, Activant B2B Marketplace, Activant B2B Buyer, Activant B2B Alliance, Activant B2B Gateway ISE, SDITrading Partner Connect, IDW, IDX,and ItemExpert. Other trademarks and tradenames are used in this report, which identify other entities claiming the marks and names of their products. We disclaim proprietary interest in such marks and names of others.

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

Overview

We are a leading provider of business management solutions to small and mid-market retail and distribution businesses. With over 35 years of operating history, we have developed substantial expertise designing, developing, marketing and supporting business solutions in these markets, which have the shared characteristics of being complex operations with advanced customer service and inventory management needs. We provide complete business management solutions to our customers, including business software, professional services, product support, content services, supply chain services and, in many cases, some hardware products. All are designed to meet the unique requirements of retailers and distributors. Our integrated, real-time systems include point-of-sale/order entry, inventory and pricing management, customer relations management, eCommerce and general accounting solutions. We believe our solutions enable our customers to increase sales, boost productivity, operate more cost efficiently, improve inventory turns and enhance trading partner relationships.

We have built a large base of approximately 13,500 customers using our systems and support services. In addition, our automotive parts catalog is used in approximately 27,000 business locations, many of which are also system customers. In the retail market, we have developed strategic relationships with well-known companies such as Ace Hardware Corp., True Value Company and the Aftermarket Auto Parts Alliance, Inc. In the distribution market, our strategic relationships include International Electric Supply Corp., Hajoca Corporation, DXP Enterprises Inc., Applied Industrial Technologies, Inc. and Sonepar Management US, Inc. We have data licensing and supply chain service agreements with many influential companies, such as O'Reilly Automotive, Inc., The International Group ("CarQuest Auto Parts"), Goodyear Tire and Rubber Company and Industry Data Exchange Association, Inc. in the retail and distribution markets. Based on number of customers and revenues, we believe we are one of the leading providers of business management solutions to the domestic retail and distribution small and mid-markets.

Market Opportunity

We focus our products and services on customers that operate in two primary markets: retail and distribution. We believe that businesses in these markets are increasingly taking advantage of information technology to more effectively manage their operations.

We have identified a number of common factors driving this demand for technology solutions within our market customers:

•
Need for integrated business management solutions with vertical specific functionality. We believe that software applications from vendors such as Intuit Inc., Microsoft Corporation, Oracle Corporation, The Sage Group plc and SAP AG, with their broad or horizontal approach, do not adequately address the needs of businesses that have specific functionality requirements. In addition, our typical customer generally does not have a large dedicated technology team to integrate and manage information technology solutions across multiple vendors. As a result, these businesses prefer a single vendor to provide and support a large portion of their information technology infrastructure, which includes software, product support and professional services and, in many cases extends, to hardware, network management and content and supply chain services.

•
Complex supply chains. Our customers operate in markets that may have multi-level supply chains consisting of manufacturers, distributors and buying groups on the supply side and builders, professional installers, commercial customers and consumers on the demand side. Businesses with complex supply chains require more sophisticated, tailored systems and services to operate effectively.

•
Inventory management. Our customers operate in complex distribution and retail environments and manage, market and sell large quantities of diverse types of products, requiring them to manage extensive and high velocity inventory. Their ability to track and manage that inventory more efficiently can improve their operational and financial performance.

•
Need for modern technology. Many of the systems currently in use in the vertical markets that we serve are older, character-based or in-house systems with limited extensibility or flexibility. These businesses will need to replace their older systems over time with more modern, comprehensive business management solutions.

•
High customer service requirements. Our customers seek to differentiate themselves in their respective marketplaces by providing a high degree of customer service and value added services. Our systems and services are specifically designed to facilitate this level of customer service. For example in the distribution market, professional and trade customers expect on-time delivery of complex orders to their job sites , the ability to charge the orders to their account and the ability to receive a credit for any unused materials. In order to meet these high service requirements, businesses in the vertical markets we serve are increasingly adopting more advanced business management solutions.

•
Industry Specific Data and Information. In the retail segment, our automotive parts catalog provides our customers with the ability to rapidly look up parts at the sales counter. In the distribution segment, our industry data warehousing services provide electrical supply business with the ability to download up-to-date product and pricing information.

Our Business Model

We specialize in and target specific vertical industries through our two primary markets: retail and wholesale distribution, which we consider our segments for reporting purposes. These segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in authoritative accounting guidance regarding segments. We previously considered our segments to represent three primary vertical markets: hardlines and lumber, wholesale distribution and automotive. On October 1, 2009, we combined our Hardlines and Lumber and Automotive segments to create our Retail Distribution Group segment. We believe these segments more accurately reflect the manner in which our management views and evaluates the business and provides greater focus and allows us to better serve our markets. Additionally, as discussed in Note 13 to our accompanying consolidated financial statements, in April 2010, we sold our productivity tools business which was previously presented in Other. These amounts have been separately presented as discontinued operations in the accompanying financial statements. The prior periods have been reclassified to conform to the current period presentation. Unless otherwise noted, the accompanying disclosures pertain to our continuing operations. For the year ended September 30, 2010, our Retail Distribution Group and Wholesale Distribution segments accounted for approximately 58.6% and 41.4%, respectively, of our revenues.

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

A description of the businesses served by each of our reportable segments follows:

•
Retail Distribution Group segment. The retail distribution market consists of a range of specialty retail and distribution vertical markets, including independent hardware retailers; home improvement centers; paint stores; farm supply stores; retail nurseries and garden centers; lumber and building material dealers; pharmacies; and specialty retailers, primarily in the United States; and customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks (including manufacturers, warehouse distributors, parts stores, and professional installers) in North America, the United Kingdom and Ireland, as well as several retail chains in North America.

Retailers are often affiliated with cooperatives, distributors and buying groups, such as Ace Hardware Corp., True Value Company, Midstates Distributing Company, Inc. and Aftermarket Auto Parts Alliance, Inc., that enable members to compete through optimized product assortment, buying power and brand and member wide customer loyalty programs and promotions, along with the incorporation of best business practices. These cooperatives, distributors and buying groups also influence the information technology buying decisions of their large groups of members. We work to ensure that these key influencers are aware of and recommend our products and services.

•
Wholesale Distribution segment. The wholesale distribution market consists of distributors in a wide range of vertical markets, including electrical supply; plumbing; medical supply; heating and air conditioning; tile; industrial machinery and equipment; industrial supplies; fluid power; janitorial and sanitation products; paper and packaging; and service establishment equipment vendors, primarily in the United States.

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

•
Other. Other primarily consists of revenue from network support and security monitoring as well as third party hardware support.  In prior fiscal years these revenue streams were reported at the corporate level, beginning in fiscal 2010 they are being managed as part of the Retail Distribution Group.

Products and Services

We provide complete business management solutions to our customers, including business software, professional services, product support, content services, supply chain services and, in many cases, some hardware products. All are designed to meet the unique requirements of retailers and distributors. Our integrated, real-time systems include point-of-sale/order entry, inventory and pricing management, customer relations management, eCommerce and general accounting solutions. Our revenues are derived from the following business management solutions:

•	Systems, which is comprised primarily of proprietary software applications, professional services, training, and third-party software, hardware and peripherals and forms.

•
Services, which is comprised primarily of product support, content services and supply chain services. Product support services are comprised of customer support activities, including software, hardware and network support through our help desk, web help, software updates, preventive and remedial on-site maintenance and depot repair services. Our content services are comprised of proprietary database and data management products such as our comprehensive automotive parts catalog, point-of-sale business analysis, and data and data warehousing. Supply chain services are comprised of connectivity services, EDI, eCommerce, hosting, networking and security monitoring management solutions. We generally provide our services on a subscription basis, and accordingly, revenues are generally recurring in nature.

Systems

We offer systems consisting of Activant developed software applications and third-party software. These systems may include hardware and peripherals. Our products provide in-store, retail, distributor and warehouse based solutions with integrated applications that help manage the workflows and data relating to a customer's typical sales transactions and automate and streamline a customer's inventory, sales and distribution operations. These applications include order management and fulfillment, barcode scanning and processing, inventory control, pricing, purchasing, accounts receivables and payables, special order processing, quote and bid processing, vendor and manufacturer communications, payroll, general ledger and credit and debit card authorization. The selling price of our products depends on a variety of factors, including the number of locations and users and the product requirements of the customer.

In addition, we offer add-on modules to our customers to enhance the capabilities of our products. The design of our add-on modules, such as business intelligence, electronic payment processing and eCommerce solutions, provides our customers with flexibility to deploy or implement our offerings individually or incrementally.

When we sell and license a new system or add-on module, our professional services team works to minimize disruption during the implementation process and to help optimize our customers' use of the product through training and customer specific configurations. In addition, we integrate many of our products with hardware components and software products of third-party vendors prior to delivery to our customers. We primarily use Dell Inc.'s server and workstation hardware to run our software solutions. In addition, we offer hardware solutions from International Business Machines Corporation and Hewlett-Packard Company for some of our more specialized solutions.

The following outlines our current system offerings:

•	Activant Eagle. Our Activant Eagle product is designed for a broad range of retailers, including automotive retailers.

•	Activant Prophet 21. Our Activant Prophet 21 product is designed for a broad range of general and specialty distributors.

•	Activant Eclipse. Our Activant Eclipse product is a fully integrated, real-time business management solution targeted for, but not limited to, plumbing and electrical wholesale distributors.

•	Activant Vision. Our Activant Vision product is designed for warehouse distributors in the automotive parts aftermarket and office product market.

•	Activant Catalyst. Our Activant Catalyst product is designed for large multi-location lumber operations.

In addition to our current system offerings, we also service, maintain and earn product support revenues from several legacy systems. Although we do not actively market and sell new installations of these systems, we do continue to provide support to the existing customer bases of these systems and from time-to-time provide new product releases. We have also developed upgrade and conversion paths to our current system offerings for the customers on our legacy products.

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

•
Help Desk Support. Our team of software and applications specialists provides customers with telephonic and web-based troubleshooting and other support related to our software and hardware products. This team provides technical and industry specific support for our systems through real-time diagnostics, access to our extensive knowledge base and assistance in optimizing our customers' usage of our systems for their businesses. We offer our customers several service plan options to accommodate their support needs and requirements for their businesses. In addition, our product development team is available to address the most complex systems issues.

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

•
Networking Support & Security Monitoring. Our Networking Support & Security Monitoring offerings are targeted primarily at the retail distribution group market, but are applicable to our distribution market as well. These offerings provide network installation, provisioning, troubleshooting and problem resolution, firewall installation and configuration and virus protection services.

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

Services — Content and Supply Chain

Our content and supply chain products and services include database services with information and reports related to point-of-sale activity, and connectivity services. These services are specific to the retail and distribution markets we serve and complement our systems offerings.

We provide electronic catalogs, related repair information and reports based on point-of-sale activity through a variety of data services. These proprietary database products and services generate recurring revenues through periodic (generally monthly) subscription fees and differentiate our products from those of our competitors. We offer data services to our automotive parts aftermarket customers, including warehouse distributors, manufacturers and parts stores and professional installers. Our principal content and supply chain products and services are:

•
Activant AConneX. We offer Internet-based communication services that connect the automotive parts aftermarket, ranging from manufacturers through warehouse distributors and parts stores to professional installers. Activant AConneX, uses the Internet to allow communication between and among our software systems and other companies' software systems. The Activant AConneX service provides a communication link for transmission of parts orders from professional installers through e-store services and creates a parts trading network among parts stores and warehouse distributors. In addition, we offer an electronic data interchange interface between warehouse distributors and manufacturers.

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

•
Activant PartExpert/Activant ePartExpert and related products. Our electronic automotive parts and application catalog provides access to a database of over 380 million unique automobile part applications for approximately 7,500 automotive parts aftermarket product lines. These products are designed to increase productivity and accuracy in parts selection and handling. Our automotive systems are integrated with Activant PartExpert. For our Activant PartExpert product, we acquire, enter, clean, standardize and format data from over 1,100 nationally branded automotive parts manufacturers in an original, creative and unique manner. This data comes from manufacturers in paper or electronic format. We generally produce catalog updates on compact discs or DVDs approximately 12 times per year or make them available via online access. Related products include Activant Interchange, Activant Cover-to-Cover, Activant LaborExpert, Activant ItemExpert, Activant Service Intervals Plus, and Activant BuyerAssist.

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

•
Activant Vista. Our Activant Vista offering is targeted for manufacturers in both of our segments. Information provided by the Activant Vista service gives manufacturers insight into how a specific product or brand is performing against its competitors and the market in general based upon actual point-of-sale information provided from our systems customers and consumer market surveys and through collaboration with other sources of industry sales data. We provide this data to our customers in a variety of formats.

•
IDW and IDX. Our IDW and IDX offerings are targeted at the distribution market. They enable electrical parts manufacturers and warehouse distributors to exchange product information, purchase orders and related documents using electronic data interchange and Internet technologies.

•
Product Hosting. Our product hosting offering allows companies to remove themselves from the infrastructure and technology management needed to run a computer system.  We host a company's system at the Activant Corporate datacenter, a 24x7 facility where we maintain both SAS70 and PCI certifications ensuring customer service levels are maintained through a combination of enterprise technology, policy and procedures. In addition to monitoring, servicing, and maintaining the infrastructure of the system, we regularly test and update the environment to ensure optimal performance.

•
Trading Partner Connect. Our Trading Partner Connect offering is an Internet trading network that streamlines the commercial process between distributors, their manufacturers and/or suppliers, and end users, thereby extending geographic reach of a distributor, increasing sales and improving customer service while helping to reduce operating costs. Through the Trading Partner Connect offering, distributors can access millions of items, helping to enable them to compete on a larger scale and improve customer service. Distributors further benefit from reduced costs related to electronic data interchange and surplus inventory. The Trading Partner Connect product also provides distributors with a web-based storefront designed to give end users online customer service as well as ordering capabilities 24 hours a day, seven days a week. The Trading Partner Connect product offers several components, including Activant B2B Marketplace, Activant B2B Buyer, Activant B2B Alliance, Activant B2B Gateway and Activant B2B Seller.

Competitive Strengths

We believe that the following factors have contributed to the strength of our systems revenues and our high customer retention rate.

•
Provide an Integrated Business Management Solution to the Markets We Serve. Using a combination of Activant developed and third-party software and our extensive expertise in the vertical markets we serve, we provide complete solutions and services for our customers. We provide complete business management solutions to our customers, including business software, professional services, product support, data and information, supply chain services and, in some cases, hardware products, enabling them to interact with us as a single vendor for their business management solutions.

•
Leading Market Position in the Vertical Markets We Serve. With over 35 years of operating history, we have developed substantial expertise designing, developing, marketing and supporting business solutions in the retail and distribution small and mid-markets, which have the shared characteristics of being complex operations with advanced customer service and inventory management needs. Based on number of customers and revenues, we believe we are one of the leading providers of business management solutions to the domestic retail and distribution small and mid-markets.

•
Large Base of Customers with High Retention. We have built a large base of approximately 13,500 customers using our systems and support services. In addition, our automotive parts catalog is used in approximately 27,000 business locations, many of which are also system customers. In our experience, our systems and services are integral to the operations of our customers' businesses and switching from our systems generally requires a great deal of time and expense and may present a significant operating risk for our customers. As a result, we have historically had high levels of customer retention.

•
Relationships with Well-Known Market Participants. We have developed strategic relationships with many well-known and influential market participants such as Ace Hardware Corp., True Value Company, the Aftermarket Auto Parts Alliance Inc., International Electric Supply Corp., Hajoca Corporation, DXP Enterprises Inc., Applied Industrial Technologies, Inc. and Sonepar Management US, Inc. In addition, we have data licensing and supply chain service agreements with many influential businesses such as O'Reilly Automotive, Inc., The International Group (CarQuest Auto Parts), Goodyear Tire and Rubber Company and Industry Data Exchange Association, Inc.

•
Flexible Systems Offerings. Depending on our customers' size, complexity of business and technology requirements, we offer a range of systems offerings. For example, we offer our Activant Eagle product that, while still tailored to the retail vertical markets it is designed to serve, provides more standard functionality for customers with lower complexity of operations and technology needs. We also offer a higher-end business management solution for customers with more complex operations and technology needs. By providing flexible systems offerings, we are able to access a broader segment of the addressable market in each of the vertical markets we serve. In addition, the modular design of our add-on modules provides our customers with flexibility to deploy all of our add-on offerings at once or to implement our offerings individually or incrementally.

•
Large Base of Recurring Subscription Revenues. Product support and content and supply chain services revenues comprise nearly all of our services revenues. These revenues are generally recurring in nature since they are derived primarily from subscriptions to our support and maintenance services, our electronic automotive parts and applications catalog, databases, connectivity and other services. Services revenues accounted for approximately 66% of our total revenues for the year ended September 30, 2010. We believe that the generally recurring nature of our product support and content and supply chain revenues provides us with a more predictable and stable stream of revenues relative to systems revenues that are primarily one-time purchases. Virtually all new systems customers subscribe to product support and generally continue to subscribe as long as they use the system.

Sales and Marketing

We have dedicated sales and marketing groups for each of the retail and wholesale distribution groups. Our sales and marketing strategy is to provide relevant business expertise to target customers by using sales representatives with strong industry specific knowledge.

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

Our marketing approach is to develop strategic relationships with many of the well-known and influential market participants in the markets that we serve, including, Ace Hardware, True Value Company, the Aftermarket Auto Parts Alliance Inc., International Electric Supply Corp., Hajoca Corporation, DXP Enterprises Inc., Applied Industrial Technologies, Inc. and Sonepar Management US, Inc. In addition, we have data licensing and supply chain service agreements with many influential businesses such as the O'Reilly Automotive, Inc., The International Group, Goodyear Tire and Rubber Company and Industry Data Exchange Association, Inc. This strategy includes obtaining endorsements, warehouse distributor relationships and other alliances. The goal of these programs is to enhance the productivity of the field sales team and to create leveraged selling opportunities as well as offer maximum benefits to our customers by allowing them to implement broad based common business practices.

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

Intellectual Property

We have approximately 280 registered copyrights, 49 registered trademarks and 4 issued patents in the United States. We attempt to protect our intellectual property in a number of ways. First, we distribute, or enable access to, our proprietary software and database products through licensing agreements, which require licensees to acknowledge our ownership of the software and databases and the confidential nature of our proprietary information, and grant limited usage rights. Secondly, all of our personnel are required to assign to us all rights of such personnel to inventions, patents, works of authorship and confidential information developed in conjunction with their employment relationship and agree to keep confidential our proprietary information. Finally, we require that third parties receiving our confidential information execute a non-disclosure agreement.
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

Customers

For the year ended September 30, 2010, no single customer accounted for more than 10% of our total revenues.

Competition

The markets we serve are highly fragmented and served by many competitors. In the markets we serve, we primarily compete against smaller software companies with solutions for a single vertical market or with proprietary systems developed by or for industry participants. The key factors influencing customers' technology purchase decisions in the markets we serve include, among others: ability to provide a turnkey business management solution with vertical specific functionality, depth of vertical expertise, pricing, level of services offered, credibility and scale of the technology vendor and connectivity with chosen industry trading partners.

Many of our smaller competitors offer solutions that contain fewer features and compete by pricing their products and services below our prices, which over time may impact our pricing and profit margins.

In the hardlines and lumber vertical market, we compete primarily with smaller, niche-focused companies, many of which target specific geographic regions. Some of our competitors in this market include Spruce Computer Systems, Inc., eCommerce Industries, Inc. (ECi), Distribution Management Systems Inc. (DMSi), and Progressive Solutions, Inc.

We also compete with multiple vertically focused software providers in the distribution market, including a division of Infor Global Solutions, Inc., and Sage Software. Other competitors include smaller, niche-focused  software vendors in the building material, distribution and manufacturing markets, as well as independent software vendors, software tool developers and vendors and database vendors in other markets.  In a limited number of cases, particularly for larger accounts, we compete with traditional enterprise software providers such as Oracle, SAP, Microsoft, and Intuit, in addition to Infor and Sage.

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

Several large software companies have made public announcements regarding the attractiveness of various retail and distribution markets we serve and their intention to expand their focus in these markets, including Intuit Inc., Microsoft Corporation, Oracle Corporation, The Sage Group plc, and SAP AG.    Currently, these large software companies compete with us on a limited basis and typically on larger or nationally-focused opportunities.

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

Employees

We have approximately 1,600 employees as of September 30, 2010. None of our employees are represented by unions. We have not experienced any labor problems resulting in a work stoppage and believe we have good relations with our employees.

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

Internet Autoparts utilizes our web-based parts catalog, ePartExpert, and has access to our Internet communications gateway, AConneX, which provides ready communications among its various business platforms and third-party management systems. Our AConneX offering is available for licensing to third-party management systems in addition to Internet Autoparts. The licenses granted to Internet Autoparts provide for the payment to us of royalties based upon a percentage of net sales made by Internet Autoparts using the licensed technology. We have no commitment to invest additional funds in Internet Autoparts.

Segment Reporting

See Note 12 under the notes to our consolidated financial statements.

Available Information

All of our reports are filed with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and are accessible through the SEC website (http://www.sec.gov) as soon as reasonably practicable after we electronically file such material. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549.

ITEM 1A — RISK FACTORS

Table of Contents

Any of the following risks could materially and adversely affect our business, financial condition or results of operations. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

General economic and market conditions (including tight credit markets) have negatively affected our customers and our business, and could continue to negatively affect our customers and materially adversely affect our results of operations and liquidity.

The current economic conditions and tight credit markets have had a significant negative impact on businesses around the world, including ours. Although we believe that cash provided by operations and available borrowing capacity under our credit facilities (as defined below) will provide us with sufficient liquidity, the impact of these conditions on our customers cannot be predicted and may be quite severe, including an inability or unwillingness to acquire new systems or add-on products from us or to continue their subscription to our services at their current level or at all. These and other economic factors, such as consumer confidence and demand, unemployment, inflation levels and the availability of credit could have a material adverse effect on demand for our products and services and thus on our financial condition and operating results. We sell our systems and services primarily to small and medium sized businesses. These businesses have been and are more likely to continue to be impacted by unfavorable general economic and market conditions than larger and better capitalized companies. Furthermore, the businesses of a significant number of customers in our retail distribution vertical market are affected by trends in the residential construction and home improvements market, and our customers in the wholesale distribution vertical market are affected by trends in commercial construction and industrial production markets. The vertical markets we serve may be further harmed in the future by an increase in interest rates or a further decline in the general economy. Moreover, if the United States economy continues to experience a slow recovery additional risks and uncertainties persist that could negatively affect our business, results of operations and financial condition, including the following:

•	the demand for our products and services may decline as businesses may postpone, reduce or cancel spending in response to current economic conditions and on-going tight credit;

•
the aftermath of the recent adverse economic conditions and slow economic recovery may promote consolidation in the industries in which our customers operate with such customer consolidation leading to reduced demand for our products and services by particular customers and, more generally, greater pricing pressure and pressure to renegotiate existing contracts, replacement of our products in our installed base with competing products, and cancellations and reductions of previously planned customer purchases;

•	our customers may choose to defer payments or fail to pay amounts owed to us, even though they may have no contractual right to do so, which may result in higher levels of bad debt expense;

•	we may experience increased pricing competition for our products and services;

•	significant currency fluctuations could negatively affect our revenues, specifically those derived internationally;

•	the counterparty to the interest rate swap applicable to our senior secured term loan could fail to perform its obligations in accordance with the terms of our agreement; and

•
we may determine that the carrying value of our goodwill or amortizable intangible assets is not recoverable as a result of a decline in our future cash flows or slower growth rates in our industry, which could result in a significant impairment charge to reduce the carrying value of these assets.

We may be negatively affected by the lasting impacts of the U.S. and global capital and credit markets crisis that occurred in 2008 and 2009.

We must maintain liquidity to fund our working capital, service our outstanding indebtedness and finance investment opportunities. Without sufficient liquidity, we could be forced to curtail our operations or we may not be able to pursue new business opportunities.

The principal sources of our liquidity are funds generated from operating activities, available cash and cash equivalents, and borrowings under our senior secured credit facilities.

The current credit market conditions have, to a degree, affected our ability to borrow under our senior secured credit facilities. We may not be able to successfully obtain any necessary additional financing on favorable terms, or at all. Additionally, we anticipate that the interest costs associated with debt refinancing transactions will rise.

In September 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”) and on November 1, 2009, CIT Group Inc. (“CIT”), filed petitions under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. In December 2009, CIT confirmed that it had emerged from bankruptcy. A Lehman Brothers subsidiary, Lehman Commercial Paper Inc. (“Lehman CPI”) and a CIT subsidiary, The CIT Group/Equipment Financing, Inc. (“CIT Financing”), are lenders under our senior secured credit agreement (as defined below), having provided commitments of $7.0 million and $7.5 million, respectively, under the revolving credit facility, of which no amounts were outstanding as of September 30, 2010. In October 2010, we attempted to draw down on their commitment, and CIT Financing participated in our request for funding while Lehman CPI did not. As a result, depending on whether Lehman CPI will participate in any future requests for funding or whether another lender assumes their commitment, our revolving line of credit is effectively reduced from $40.0 million to $33.0 million.

On November 19, 2010 we amended our senior secured credit agreement (as amended, our “senior secured credit agreement”) to, among other things, extend the term of the agreement and re-set covenant levels. See “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Senior Secured Credit Agreement.” We believe that the terms of our senior secured credit facilities obtained pursuant to this agreement (our “senior secured credit facilities”) provide us with the liquidity necessary to operate our business. However, our ability to access these funds will depend, in part, on our ability to comply with these new re-set covenant levels. There is no assurance that we can do so. Moreover, should our financing requirements change the availability of future financing will depend on a variety of factors, such as economic and market conditions and the availability of credit and our credit ratings, as well as the possibility that lenders could develop a negative perception of our company or the vertical markets that we serve.

Our substantial indebtedness could adversely affect our business.

We have a substantial amount of indebtedness totaling $499.4 million as of September 30, 2010. We have additional borrowing capacity under the senior secured revolving credit facilities of $33.0 million, of which no amounts were outstanding as of September 30, 2010, as well as an ability to draw on additional letters of credit up to a maximum of $4.9 million.

At September 30, 2010, the maturities of our outstanding debt consisted of $385.1 million of term loans due 2013 and $114.3 million of 9.5% senior subordinated notes due 2016. Our substantial indebtedness has important consequences, including:

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facilities, are at variable rates of interest;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, other general corporate requirements and acquisitions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry;

•	placing us at a competitive disadvantage compared to our competitors with less indebtedness; and

•	placing us at risk of failure to comply with our covenants and defaulting on our debt obligations, thereby leading to an impairment of our liquidity.

In addition, our senior secured credit agreement and the indenture governing the senior subordinated notes permit us to incur substantial additional indebtedness in the future. If new indebtedness were added to our and our subsidiaries' current debt levels, the risks described above would intensify.

As previously mentioned, we amended our senior secured credit agreement to among other things, extend the maturity date for the repayment of a portion of the term loans outstanding thereunder, extend the date of maturity of the commitments in respect of a portion of our revolving credit facility and provide for additional flexibility in the financial covenant levels. See “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Senior Secured Credit Agreement.”

We may be unable to service our indebtedness.

Our ability to make scheduled payments on or to refinance our obligations with respect to our indebtedness depends on our financial and operating performance, which are affected by general economic, financial, competitive, business and other factors beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our senior secured credit facilities in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our debt or sell certain of our assets on or before the maturity of our debt. We may not be able to restructure or refinance any of our debt on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.

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

Our senior secured credit agreement requires us to meet certain financial tests, including covenants that require us to satisfy a maximum total leverage ratio of consolidated total debt to adjusted EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the senior subordinated notes and our senior secured credit facilities) and a minimum interest coverage ratio of adjusted EBITDA to consolidated interest expense, and other financing conditions tests, which become increasingly stringent over the term of the senior secured credit facilities. See “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Senior Secured Credit Agreement and Covenant Compliance.” As a result of the amendment of our senior secured credit agreement in November 2010, the total leverage ratio in the senior secured credit agreement for fiscal year 2011is 4.25. Based on our plan for fiscal year 2011, we currently anticipate that we will be able to meet or exceed these financial tests and covenants. This expectation is based on our cost and revenue expectations for fiscal year 2011. Should the current economic conditions or the other factors described herein cause our business or our vertical markets to deteriorate beyond our expectations we may not be able to satisfy these financial tests and covenants.

The failure to comply with any of these covenants or tests would cause a default under our senior secured credit facilities. A default, if not waived or cured, could result in acceleration of the outstanding indebtedness under our senior secured credit facilities and our senior subordinated notes, in which case our debt would become immediately due and payable. In addition, a default or acceleration of indebtedness under our senior secured credit facilities or our senior subordinated notes could result in a default or acceleration of other indebtedness we may incur in the future with cross-default or cross-acceleration provisions. If this occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be available on terms that are acceptable to us, particularly given the current debt market in which the general availability of credit is substantially reduced and the cost of borrowing is generally higher with more restrictive terms. Furthermore, if we are required to further amend our senior secured credit agreement in the future, we may be required to pay significant amounts to obtain a waiver or the lenders thereunder may require that interest rates applicable to our loans increase as a condition to agreeing to any such amendment. Either such event could harm our financial condition.

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

If we cannot successfully anticipate or respond to our customers' needs and requirements, our revenues could decline significantly and our operating results could be materially adversely affected.

The business management solutions industry is characterized by technological advances, adoption of evolving industry standards in computer hardware and software technology and new product introductions. Our future success will depend in part on our ability to:

•	maintain and enhance our systems and services;

•	successfully anticipate or respond to our customers' needs and requirements, including with regard to advancements in user interface, connectivity and ease of use requirements; and

•	develop and market our electronic automotive parts and applications catalog and other products and services in order to meet changing customer needs.

Many of our systems are based on legacy technologies, and we may not be able to effectively respond to the changing technological requirements of the vertical markets we serve. To the extent we determine that new software and hardware technologies or services (such as a “software as a service,” or SaaS, offering) are required to remain competitive or our customers demand more advanced offerings, the development, acquisition and implementation of these technologies or services are likely to require significant capital investments by us and significant time for development, integration and implementation. Recently, we have increased our focus on servicing larger customers, and the implementation of our systems for these customers places additional strain on our resources. Capital may not continue to be available for these purposes and investments in technologies may not timely meet market requirements or result in commercially viable products or services. In addition, we may not be able to maintain our electronic automotive parts and applications catalog or introduce new versions or releases in a timely manner, and we may not be able to implement these new versions or releases in a manner that will meet the needs of our customers and maintain their proprietary nature. In the event we are not able to respond to changing technological requirements in the vertical markets we serve or our customers' implementation and other needs, our revenues could decline significantly, and our operating results could be materially adversely affected.

If we do not develop new relationships and maintain our existing relationships with key customers and/or well-known market participants, our revenues could decline significantly and our operating results could be materially adversely affected.

We have developed strategic relationships with many well-known market participants in the retail and wholesale distribution vertical markets. For example, we are a preferred and/or a recommended business management solutions provider for the members of the Ace Hardware Corp., True Value Company and Do it Best Corp. cooperatives and Aftermarket Auto Parts Alliance, Inc. We believe that our ability to increase revenues depends in part upon maintaining our existing customer and market relationships, including exclusive, preferred and/or recommended provider status, and developing new relationships. We may not be able to renew or replace our existing licensing agreements upon expiration or maintain our market relationships that allow us to market and sell our products effectively. The loss or diminishment of key relationships, such as these, in whole or in part, could materially adversely impact our business.

If we experience shortages or delays in the receipt of equipment or hardware necessary to develop our business management solutions and systems, we may suffer product delays and other material adverse effects.

We rely on single suppliers or a limited number of suppliers for some of the products and software licenses included in our business management solutions. For example, Dell Inc. is our single supplier of industry standard server and workstation hardware used in some of our business management solutions. In the past, we have experienced production delays when we were unable to obtain the necessary equipment or hardware. If there is a shortage of, or delay in supplying us with the necessary equipment or hardware, we would likely experience shipment delays and increased costs of developing our business management solutions and systems. This could result in a loss of sales, thus reducing our systems revenue and gross margin.

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting, which could harm our reputation and our business and have a material adverse affect on our financial condition and results of operations.

Our ability to successfully implement our business plan and comply with regulations, including the Sarbanes-Oxley Act, requires an effective planning and management process. We are required to document and test our internal controls over financial reporting so that we can provide reasonable assurance with respect to our financial reports and prevent fraud. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures and controls, could harm our ability to accurately forecast sales demand, manage our supply chain and record and report our financial performance on a timely and accurate basis, which could materially and adversely affect our results of operations. If our management is unable to annually certify the effectiveness of our internal controls or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could harm our business and our financial condition and results of operations.

Approximately 66% of our total revenues for the year ended September 30, 2010 was derived from product support, content and supply chain services and other services, which generally are subscription-based and not governed by long-term contracts, and therefore, if our current customers do not continue their subscriptions, our revenues could decline significantly and our operating results could be materially adversely affected.

Our product support and content and supply chain services are typically provided on a subscription basis, subject to cancellation on 30 to 60 days' notice without penalty. Accordingly, our customers may not continue to subscribe to our services. As we stop actively improving and selling several of our older systems, we experience reduced rates of customer retention. We believe that the magnitude of these declines may be exacerbated by the current economic downturn.

Our future success is substantially dependent on our ability to retain our key management personnel and our ability to hire enough qualified employees.

Our success and ability to implement our business strategy, including integrating acquisitions, depends upon the continued contributions of our management team, particularly Pervez A. Qureshi, our Chief Executive Officer, and others, including our technical employees. In addition, since the departure of Iain (“Skip”) W. Paterson, Jr. in January 2009, our former Senior Vice President of Human Resources, we have not had a Senior Vice President of Human Resources. There is significant competition for such personnel, and there can be no assurance that we will be able to retain existing management, and/or attract other suitably qualified managerial, technical, sales and client support personnel that are critical to our success, which could result in harm to our customer and employee relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. This turnover and inability to hire and retain qualified personnel could adversely impact our results of operations and business.

Our Activant Eagle and Activant Vision product extensions for the automotive parts aftermarket are key elements to our strategy to grow our automotive business, and if these product extensions do not gain market acceptance within that market, our future growth and operating results could be adversely affected.

A component of our business strategy is to grow in automotive through the introduction of new systems and services. We have developed a version of our Activant Eagle product, a Windows-based system that has versions originally targeted at the hardlines and lumber vertical market, to target the automotive parts aftermarket, and we have introduced the Activant Vision product, which we acquired in conjunction with our acquisition of The System House, Inc. in 2005. In the event our version of Activant Eagle for the automotive parts aftermarket and our Activant Vision product do not gain acceptance within that market, our future growth and operating results could be adversely affected.

The costs and difficulties of integrating future acquisitions could impede our future growth, diminish our competitiveness and materially adversely affect our operations.

We may pursue further acquisitions as part of our expansion strategy or to augment our sales, including additional acquisitions that extend our presence outside of North America. We cannot be certain that future transactions will be successful and will not materially adversely affect the conduct, operating results or financial results of our business. Additionally, we may be unable to identify potential acquisition targets, integrate and manage successfully any acquired businesses or achieve a substantial portion of any anticipated cost savings or other anticipated benefits from other acquisitions in the timeframe we anticipate, or at all. Often transactions are subject to closing conditions, which may not be satisfied, and transactions may not be successfully completed even after their public announcement. Acquisitions involve numerous risks, such as difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, market acceptance of our integrated product offerings, risks related to potential unknown liabilities associated with acquired businesses, personnel turnover and the diversion of management's attention from other business concerns. Acquisitions of foreign businesses involve numerous additional risks, including difficulty enforcing agreements and collecting receivables under foreign laws and regulations, unexpected political, legal, trade or economic changes or instability, more stringent regulatory requirements or rules relating to labor or the environment, difficulty enforcing our intellectual property rights and increased exposure to foreign exchange rate fluctuations. Any future acquisitions may involve further use of our cash resources, the issuance of equity or debt securities and/or the incurrence of other forms of debt.

Management may approve additional restructuring actions in the future that would result in additional charges which would have a negative impact on our results of operations in the period the action is taken.

In response to the current economic conditions and our decision to more properly align our cost structure with our projected revenues our management approved restructuring plans eliminating certain employee positions and consolidating certain excess facilities. In fiscal years 2010 and 2009, we recorded restructuring charges of approximately $3.0 million and $4.3 million, respectively. If we continue to be adversely affected by the global economic downturn we may decide to take additional restructuring actions to improve our operational efficiencies. Any such decisions could have a material adverse impact on our results of operations for that period.

Offshoring and outsourcing certain operations and/or services may adversely affect our ability to maintain the quality of service that we provide and damage our reputation.

As part of our efforts to streamline operations and cut costs, we have outsourced certain operations and services, such as our help desk and other functions to service providers located in Mexico and the Philippines, and we will continue to evaluate additional offshoring or outsourcing possibilities. If our outsourcing partners fail to perform their obligations in a timely manner or at satisfactory quality levels or if we are unable to attract or retain sufficient personnel with the necessary skill sets to meet our offshoring needs, the quality of our services, products and operations,  as well as our reputation, could suffer.  Our success depends, in part, on our ability to manage these difficulties which could be largely outside of our control. In addition, much of our offshoring takes place in developing countries and as a result may also be subject to geopolitical uncertainty. Diminished service quality from offshoring and outsourcing could have a material adverse effect on our operating results due to service interruptions and negative customer reactions.

We have a material amount of goodwill and other acquired intangible assets on our balance sheet and if our goodwill is further impaired in the future, we may record additional charges to earnings, which could adversely impact our results of operations.

Our acquisition in May 2006 by affiliates of Hellman & Friedman LLC and certain other investors resulted in the recording of goodwill and intangible assets. In addition, we have made several acquisitions since then that resulted in the recording of additional goodwill. As a result, we have goodwill of $541.5 million and intangible assets with a net carrying amount of $167.4 million as of September 30, 2010. We account for goodwill and other intangibles in accordance with relevant authoritative accounting principles. The determination of the value of these intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. Goodwill and other intangibles are tested for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Our annual testing for fiscal years 2010 and 2008 indicated no impairment of goodwill had occurred, and we had no write-offs to goodwill or other intangible assets. However, during fiscal year 2009, due to the global economic recession, credit crisis and the significant decrease in the level of overall consumer spending, including spending in the vertical markets that we serve, we recorded a goodwill impairment charge of $107.0 million related to our Retail Distribution Group included in our continuing operations. We also recorded a goodwill impairment charge of $7.5 million related to Other, included in our discontinued operations. For the purpose of this analysis, our estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. We will not be required to make any current or future cash payments as a result of these impairment charges. We will continue to monitor our remaining goodwill and other acquired intangibles to determine if conditions exist that indicate additional potential impairment has occurred. If such conditions exist, we may be required to record additional impairments in the future and such impairments, if any, may be material.

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

Approximately 30% of our existing customers currently operate systems that we service and maintain but do not actively sell. Although we have developed upgrade paths to newer technologies for substantially all of these older systems, we cannot predict if or when these our customers will upgrade to these newer technologies. If our customers do not upgrade or delay the upgrade cycle, or if they upgrade to a competitive system, or if they terminate their subscription to our services (either by operating their systems without any outside services or by securing services from a supplier other than us), our systems sales and services revenues and operating results could be materially adversely affected.

We compete with many other technology providers in connection with the sale of our business management solutions to the retail and wholesale distribution market and our failure to effectively compete may negatively impact our ability to maintain or grow market share, revenue and/or profit margin.

The vertical markets we serve are highly fragmented and served by many competitors. In the vertical markets we serve, we primarily compete against smaller software companies with solutions for a single vertical market or with proprietary systems developed by or for industry participants. The key factors influencing customers' technology purchase decisions in the vertical markets we serve include, among others: ability to provide a turnkey business management solution with vertical specific functionality, depth of vertical expertise, pricing, level of services offered, credibility and scale of the technology vendor and connectivity with chosen industry trading partners. Many of our smaller competitors offer solutions that contain fewer features and compete by pricing their products and services below our prices, which over time may impact our pricing and profit margins.

In the retail distribution market, we compete primarily with smaller, niche-focused companies, many of which target specific geographic regions. Some of our competitors in this vertical market include Spruce Computer Systems, Inc., eCommerce Industries, Inc. (ECi), Distribution Management Systems Inc. (DMSi), and Progressive Solutions, Inc. In the automotive parts aftermarket, we compete primarily with smaller software and content companies that operate regionally or in a specific niche of the market and with proprietary systems developed by or for industry participants. Some of our competitors in this vertical market include Autologue Computer Systems Inc., in systems, and WHI Solutions, Inc., in systems and content and data services. Genuine Parts Company (NAPA) and General Parts, Inc. (GPI) each offer their own branded solution to their respective company owned and independently affiliated stores.

In the wholesale distribution market we compete with several other vertically focused software providers, including a division of Infor Global Solutions, Inc. and Sage Software. Other competitors include vertically focused software vendors in the building material, distribution and manufacturing markets, as well as independent software vendors, software tool developers and vendors and database vendors in other markets.

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

Our present and future competitors may have greater financial and other resources than we do and may develop better solutions than those offered by us. If increased spending is required to maintain or grow market share or a rapid technological change in the industry occurs, we may encounter additional competitive pressures, which could materially adversely affect our market share, revenue and/or profit margin.

Because of the varying sales cycles applicable to our systems sales, our quarterly systems revenues and other operating results can be difficult to predict and may fluctuate substantially.

Although our systems revenues increased annually from approximately 31.0% of our total revenues for fiscal year 2003 to approximately 40.6% of our total revenues for fiscal year 2008, as a result of the general economic slow-down we did see a decrease in our systems revenues as a percentage of our total revenues to approximately 32.9% for fiscal year 2009. In fiscal year 2010 our systems revenue as a percentage of total revenues was 33.8%, an increase compared to the prior year. We expect our systems revenues to continue to represent a material percentage of our total revenues and to fluctuate from quarter to quarter. The sales cycle for our systems generally ranges from 90 days to 12 months, and it may be difficult to predict when a sale will close, if at all. It is therefore difficult to predict the quarter, if any, in which a particular sale will occur and to plan our expenditures accordingly.

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

Our customer base may shrink due to a number of factors, including future consolidation among our customers and other businesses, attrition caused by customers exiting the markets in which we operate, migration to a competitor's products and services, or reductions in the level of support services subscribed by our customers in response to a downturn in economic and market conditions. This shrinkage may reduce our revenues, which would negatively impact our financial performance. In addition, we may not be successful in our strategy to expand the marketing of our systems to new retail and wholesale subvertical markets, such as pharmacies, which would negatively impact our financial performance.

The markets we serve are highly fragmented. These markets have in the past and are expected to continue to experience consolidation. For example, the hardlines and lumber vertical market served by the retail distribution group has experienced consolidation as retail hardware stores and lumber and building materials dealers try to compete with mass merchandisers such as The Home Depot, Inc., Lowe's Home Centers, Inc. and Menard, Inc. Our customers may be acquired by companies with their own proprietary business management systems or by companies that utilize a competitor's system, or our customers may be forced to shut down due to this competition. We may lose these customers as a result of this consolidation.

We may also lose customers if customers exit the markets in which we operate or migrate to a competitor's products and services. For example, if original equipment manufacturers successfully increase sales into the automotive parts aftermarket, our customers in this vertical market may lose revenues, which could adversely affect their ability to purchase and maintain our solutions or stay in business. In addition, the recent economic downturn has caused customers to exit the market altogether. There may be insufficient new customers entering the market to replace the business of exiting customers. Finally, our revenue may also contract if customers reduce the level of support services subscribed in response to a downturn in economic and market conditions. For example, as customers reduce their employee base, they may reduce the number of users for which they subscribe for support.

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

Our success and ability to compete effectively depend in part on our proprietary technology. We have approximately 280 registered copyrights, 49 registered trademarks and 4 issued patents in the United States. We attempt to protect our proprietary technology through the use of trademarks, patents, copyrights, trade secrets and confidentiality agreements. Legal protections for information products may be limited and technical means may not be available to protect against unauthorized use, access, display, reproduction or distribution. As our technology continues to age and as additional competitors enter our markets, we face increased difficulty in adequately protecting our technology and competitors may develop similar technology independently.

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

Certain of our customers depend on the efficient and uninterrupted operation of our software connectivity applications, such as AConneX and our web hosting services. We have experienced interruptions in our AConneX connectivity solution and are currently evaluating and making certain changes and modifications to this service, however there can be no assurance that these changes and modifications will wholly eliminate interruptions, which could harm our brand and customer relations. In addition, our businesses are highly dependent on our ability to communicate with our customers in providing services and to process, on a daily basis, a large number of transactions. We rely heavily on our telecommunications and information technology infrastructure, as well as payroll, financial, accounting and other data processing systems. As we continue to place additional strain on this infrastructure through increasing the number of products that we host, these applications and systems are increasingly vulnerable to damage or interruption from a variety of sources, including natural disasters, telecommunications failures and electricity brownouts or blackouts. If any of these systems fail to operate properly or become disabled, we could suffer financial loss, a disruption of our businesses, or damage to our reputation. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our connectivity applications or in these services. We have certain recovery plans in place to protect our businesses against natural disasters, security breaches, power or communications failures or similar events. At the same time, we have concluded it is not cost effective at this time to maintain any secondary “off-site” systems to replicate our connectivity applications, and we do not maintain and are not contractually required to maintain a formal disaster recovery plan with respect to these applications. Despite our preparations, in the event of a catastrophic occurrence, our disaster recovery plans may not be successful in preventing loss of customer data, service interruptions, disruptions to our operations or ability to communicate with our customers, or damage to our important locations. A loss or damage to our data center, telecommunications or information technology infrastructure, or our connectivity applications, could result in damage to our reputation and lost revenues due to service interruptions and adverse customer reactions.

In the event of a failure in a customer's computer system installed by us or failed installation of a system sold by us, a claim for damages may be made against us regardless of our responsibility for the failure, which could expose us to liability.

We provide business management solutions that we believe are critical to the operations of our customers' businesses and provide benefits that may be difficult to quantify. In addition, we are introducing new backup products for our customers and assuming additional responsibility for their disaster recovery plans and procedures. Any failure of a customer's system installed by us or any aborted installation of a system sold by us could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we attempt to limit our contractual liability for damages resulting from negligent acts, errors, mistakes or omissions in rendering our services, the limitations on liability we include in our agreements may not be enforceable in all cases, and those limitations on liability may not otherwise protect us from liability for damages. Furthermore, our insurance coverage may not be adequate and that coverage may not remain available at acceptable costs. Successful claims brought against us in excess of our insurance coverage could seriously harm our business, prospects, financial condition and results of operations. Even if not successful, large claims against us could result in significant legal and other costs and may be a distraction to our senior management.

Fluctuations in the value of foreign currencies could result in currency transaction losses.

Generally, our international business is conducted in foreign currencies, principally the British pound, the Euro and the Canadian dollar. Fluctuations in the value of foreign currencies relative to the U.S. dollar will continue to cause currency transaction gains and losses. We cannot predict the effect of exchange rate fluctuations upon future operating results. We may experience currency losses in the future. We monitor our foreign currency exposure and, from time to time, may attempt to reduce our exposure through hedging. At September 30, 2010, we had no foreign currency contracts outstanding.

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

We are a wholly-owned subsidiary of Activant Group. Affiliates of Hellman & Freidman, Thoma Cressey and JMI Equity, which we refer to as the “sponsors,” beneficially own, in the aggregate, over 99% of Activant Group's common stock and an affiliate of Hellman & Friedman beneficially owns the only authorized share of Activant Group's Series A preferred stock. In addition, a stockholders agreement entered into by Activant Group, us and the sponsors prior to the mergers provides affiliates of Hellman & Friedman with the right to vote the shares of Activant Group common stock held by the other sponsors under certain circumstances. As a result of this ownership of common stock and the share of Series A preferred stock and the terms of the stockholders agreement, these affiliates of Hellman & Friedman are entitled to elect directors with majority voting power with respect to the Activant Group board of directors, to appoint new management and to approve most actions requiring the approval of the holders of outstanding Activant Group voting shares as a single class, including adopting most amendments to the Activant Group certificate of incorporation and approving mergers or sales of all or substantially all of our assets. These affiliates of Hellman & Friedman, through their control of Activant Group, control us and all of our subsidiaries that are guarantors of our senior subordinated notes.

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

The sponsors and their affiliates are in the business of making investments in companies and may, from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. You should consider that the interests of the sponsors may differ from yours in material respects. See “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Item 13 - Certain Relationships and Related Transactions, and Director Independence.”

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

As of December 14, 2010, we leased a total of approximately 420,000 square feet of office and distribution space, approximately 415,000 square feet of which is located in the U.S., with the remainder in Ireland and the United Kingdom. Our principal executive offices are located at 7683 Southfront Road, Livermore, CA 94551. We consider our properties suitable for their present and intended purposes and adequate for our current level of operations.

As of December 14, 2010, our facilities consisted of the principal properties listed in the table below:

Location	Approx. Size (Sq. ft.)(1)	Description of Use	Lease Termination
Livermore, California	79,800	Principal and management offices; product support; software development; data entry; sales; administrative	2012
Austin, Texas	70,300	Management offices; product support; software development; data entry; sales; administrative	2015
Yardley, Pennsylvania	65,000	Management offices; product support; software development; sales; administrative	2012
Westminster, Colorado	31,600	Management offices; product support; software development; sales; administrative	2011
Austin, Texas	23,300	Systems integration and distribution	2013
Hyannis, Massachusetts	20,400	Systems integration and distribution; product support	2011
Greenville, South Carolina	15,400	Product support; software development; sales; administrative	2012
Plano, Texas	13,300	Product support; sales; software development	2012
London, Ontario	12,000	Product support; software development; sales; administrative	2014
Austin, Texas	9,300	Distribution and data center	2013

______________________________________________________________________________

(1)
This includes all leased properties in excess of 9,000 square feet that are actively used in our operations. Locations of smaller square footage or that have been exited prior to lease termination are not listed; however, they are included in the total square footage of 420,000.

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

On July 12, 2010, Internet Autoparts, Inc. (“IAP”) filed a complaint in the District Court of Travis County, Texas (the “District Court”) against Activant Solutions Inc. ("Activant"). In the complaint, IAP alleged that we aided and abetted breaches  of fiduciary duties by our appointee directors of IAP, and that we tortiously interfered with a contractual relationship of IAP by licensing catalogs and catalog services to General Parts, Inc. (“GPI”), which then allegedly used such catalogs and services to breach a covenant not to compete in IAP's stockholders agreement. Both Activant and GPI are parties to IAP's stockholders agreement. IAP seeks to recover unspecified damages, including punitive damages, consequential or special damages, interest and any other relief to which it may be entitled.

On August 6, 2010 Activant answered IAP's complaint and filed a motion to dismiss or stay IAP's lawsuit in favor of arbitration. On August 6, 2010 Activant also filed a demand for arbitration against IAP with the American Arbitration Association (“AAA”), seeking a declaratory judgment that Activant 's contracts with IAP expressly permit Activant to license catalogs and catalog services to GPI.

On September 16, 2010, the District Court abated IAP's lawsuit in favor of arbitration.  IAP then filed an amended answering statement with the AAA and asserted as counterclaims the same claims that it had originally filed in the District Court.  Activant has responded to IAP's counterclaims. An arbitration hearing has been scheduled for May 23, 2011.

We believe we have meritorious defenses to this lawsuit. Although we intend to defend the lawsuit vigorously, there can be no assurance that we will be successful in our defense, and damages resulting from an unsuccessful defense could have a material adverse effect on our business, financial condition, results of operations or cash flows. Even if we are successful, we may incur substantial legal fees and other costs in defending the lawsuit and the efforts and attention of our management and technical personnel may be diverted, which could also have a material adverse effect on our business, financial condition, results of operations or cash flows. We own approximately 46% of the outstanding common stock of IAP and hold two of five seats on IAP's board of directors.

ITEM 4 - (REMOVED AND RESERVED)

PART II

ITEM 5 — MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any class of our common stock. All of our common stock is held by Activant Group. We have not declared or paid any cash dividends since fiscal year 2003 and do not currently have plans to do so in the foreseeable future. Our ability to pay any dividends in the future is limited by the terms of our senior secured credit agreement and the indenture governing our 9.5% senior subordinated notes due 2016. See “Item 1A — Risk Factors” and “Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Equity Compensation Plan Information

The following table provides certain information as of September 30, 2010, with respect to Activant Group's equity compensation plans in effect on that date under which shares of Activant Group's common stock are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)

Equity compensation plans approved by stockholders	7,506,157 (1)	$4.29	744,135

Equity compensation plans not approved by stockholders (2)	_	_	_

(1)
Includes shares of Activant Group's common stock to be issued upon the exercise of options granted under the Activant Group Inc. 2006 Stock Incentive Plan and 333,334 shares of Activant Group's common stock to be issued upon the exercise of certain rollover options granted to Mr. Pervez A. Qureshi in connection with the mergers.

(2)	As of September 30, 2010, we did not have any equity compensation plans that were not approved by Activant Group's or our stockholders.

Purchases of Equity Securities of the Issuer and Affiliated Purchasers

Neither we nor any affiliated purchaser repurchased any of our equity securities in the fourth quarter of fiscal year 2010.

ITEM 6 — SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the fiscal years ended September 30, 2010, 2009 , 2008, and 2007 and the periods from October 1, 2005 to May 2, 2006 and May 2, 2006 to September 30, 2006. The balance sheet data as of September 30, 2010 and 2009, and the statement of operations data for the years ended September 30, 2010, 2009 and 2008 set forth below are derived from the audited consolidated financial statements of Activant Solutions Inc. included elsewhere herein. The balance sheet data as of September 30, 2008, 2007 and 2006, and the statement of operations data for the fiscal year ended September 30, 2007 and for the period of May 2, 2006 to September 30, 2006 are derived from the audited consolidated financial statements of Activant Solutions Inc. from prior years. The statement of operations data for the period from October 1, 2005 to May 2, 2006 set forth below is derived from the audited consolidated financial statements of Activant Solutions Holdings Inc. (the “Predecessor Company”) that are not included herein. The selected financial data below should be read in conjunction with the section titled “Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements included elsewhere herein.

Our results of operations include the results of Silk Systems commencing after the consummation of the Silk Systems acquisition on May 31, 2007, and the results of Eclipse commencing after the consummation of the Eclipse acquisition on August 17, 2007. Accordingly, the results of operations are not directly comparable to periods prior to the acquisitions.

Additionally, as discussed in Note 13 of the consolidated financial statements, in April 2010, we sold our productivity tools business which was previously presented in Other. Accordingly, we have separately classified the results of operations, assets and liabilities, and cash flows of the discontinued operations in the accompanying consolidated financial statements for the periods presented. The prior periods have been reclassified to conform to the current period presentation. Unless otherwise noted, the accompanying disclosures pertain to our continuing operations.

	Activant Solutions Inc.					Predecessor Company
	Year Ended	Year Ended	Year Ended	Year Ended	Period from May 2, 2006 to	Period from October 1, 2005
(in thousands)	September 30, 2010	September 30, 2009	September 30, 2008	September 30, 2007	September 30, 2006	to May 2, 2006
Statements of Operations Data:
Revenues	$370,756	$369,405	$406,786	$388,354	$157,209	$216,214
Cost of revenues (exclusive of depreciation and amortization shown separately below)	143,701	148,145	175,297	169,746	71,198	94,110
Gross profit	227,055	221,260	231,489	218,608	86,011	122,104

Operating expenses:
Sales and marketing	58,039	55,581	63,116	62,051	23,953	30,241
Product development	34,381	35,951	41,226	38,091	15,954	22,058
General and administrative	27,904	24,502	32,550	28,194	10,757	16,966
Depreciation and amortization	39,611	38,613	36,968	29,716	11,658	15,346
Impairment of goodwill	—	107,000	—	—	—	—
Acquisition related costs	—	—	—	—	—	32,291
Restructuring costs	2,981	4,342	2,070	1,109	802	116
Total operating expenses	162,916	265,989	175,930	159,161	63,124	117,018
Operating income (loss)	64,139	(44,729)	55,559	59,447	22,887	5,086
Interest expense	(31,350)	(40,977)	(51,196)	(48,398)	(20,340)	(33,000)
Write-off of prior deferred financing costs	—	—	—	—	—	(15,994)
Premium on debt repurchase	—	—	—	—	—	(26,671)
Gain on retirement of debt	—	18,958	—	—	—	—
Other income (loss), net	(101)	(992)	1,158	1,529	335	733
Income (loss) before income taxes	32,688	(67,740)	5,521	12,578	2,882	(69,846)
Income tax expense (benefit)	13,948	20,120	4,378	7,362	1,766	(22,939)
Income (loss) from continuing operations	18,740	(87,860)	1,143	5,216	1,116	(46,907)
Income (loss) from discontinued operations, net of income taxes	(357)	(4,175)	2,478	(293)	1,964	1,703
Gain from sale of discontinued operations, net of income taxes	6,178	—	—
Net income (loss)	$24,561	$(92,035)	$3,621	$4,923	$3,080	$(45,204)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$74,290	$44,573	$64,789	$33,379	$36,383
Working capital	36,223	11,561	58,871	49,078	44,186
Total assets	851,906	851,278	1,033,732	1,057,682	967,686
Total debt, including current maturities	499,395	522,895	617,112	632,863	565,050
Stockholder's equity	196,862	166,530	259,316	256,194	247,673

ITEM 7 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes included herein. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Item 1A - Risk Factors”.

Overview

We are a leading provider of business management solutions to small and mid-market retail and distribution businesses. With over 35 years of operating history, we have developed substantial expertise designing, developing, marketing and supporting business solutions in these markets, which have the shared characteristics of being complex operations with advanced customer service and inventory management needs. We provide complete business management solutions to our customers, including business software, professional services, product support, data, information, supply chain services and, in many cases, some hardware products. All are designed to meet the unique requirements of retailers and distributors. Our integrated, real-time systems include point-of-sale/order entry, inventory and pricing management, customer relations management, eCommerce and general accounting solutions. We believe our solutions enable our customers to increase sales, boost productivity, operate more cost efficiently, improve inventory turns and enhance trading partner relationships.

We specialize in and target specific retail industries through our two primary markets: retail and wholesale distribution, which we consider our segments for reporting purposes. These segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in authoritative accounting guidance regarding segments. We previously considered our segments to represent three primary markets: hardlines and lumber, wholesale distribution and automotive. On October 1, 2009, we combined our Hardlines and Lumber and Automotive segments to create our Retail Distribution Group segment. We believe these segments more accurately reflect the manner in which our management views and evaluates the business and allow us to better serve our markets. Additionally, as discussed in Note 13 to our accompanying consolidated financial statements, in April 2010, we sold our productivity tools business which was previously presented in Other. These amounts have been separately presented as discontinued operations in the accompanying financial statements. The prior periods have been reclassified to conform to the current period presentation. Unless otherwise noted, the accompanying disclosures pertain to our continuing operations.

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

The key components of our results of operations are as follows:

Revenues

Our revenues are primarily derived from customers that operate in two markets — retail and wholesale distribution.

•
The retail distribution market consists of a range of specialty retail and distribution vertical markets, including independent hardware retailers; home improvement centers; paint stores; farm supply stores; retail nurseries and garden centers; lumber and building material dealers; pharmacies; and specialty retailers, primarily in the United States; and customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks (including manufacturers, warehouse distributors, parts stores, and professional installers) in North America, the United Kingdom and Ireland, as well as several retail chains in North America. For the year ended September 30, 2010, we generated approximately 58.6% of our total revenues from the retail distribution vertical market.

•
The wholesale distribution market consists of distributors in a wide range of vertical markets, including electrical supply; plumbing; medical supply; heating and air conditioning; tile; industrial machinery and equipment; industrial supplies; fluid power; janitorial and sanitation products; paper and packaging; and service establishment equipment vendors, primarily in the United States. For the year ended September 30, 2010, we generated approximately 41.4% of our total revenues from the wholesale distribution vertical market.

•
Other primarily consists of revenue from network support and security monitoring as well as third party hardware support.  In prior fiscal years these revenue streams were reported at the corporate level, beginning in fiscal 2010 they are being managed as part of the Retail Distribution Group.

Our revenues are generated from the following business management solutions and services:

•	Systems, which is comprised primarily of proprietary software applications, professional services, training, third-party software, hardware and peripherals and forms.

•
Services, which is comprised primarily of product support, content services and supply chain services. Product support services are comprised of customer support activities, including software, hardware and network support through our help desk, web help, software updates, preventive and remedial on-site maintenance and depot repair services. Our content services are comprised of proprietary database and data management products such as our comprehensive automotive parts catalog, point-of-sale business analysis, and data and data warehousing. Supply chain services are comprised of connectivity services, EDI, e-Commerce, hosting, networking and security monitoring management solutions. We generally provide our services on a subscription basis, and accordingly, revenues are generally recurring in nature.

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

•
Cost of services revenues and services gross margins — Cost of services revenues primarily consists of salary related costs, third party maintenance costs and travel associated with our help desk, salary related costs, material and production costs associated with our automotive catalog and other content offerings as well as overhead expenses. Generally, our services revenues have a higher gross margin than our systems revenues.

We allocate overhead expenses including facilities and information technology costs to all departments based on headcount. As such, overhead expenses are included in costs of revenues and each operating expense category.

Operating Expenses

Our operating expenses consist primarily of sales and marketing, product development, and general and administrative expenses as well as non-cash expenses, including depreciation and amortization and goodwill impairment charges.

•
Sales and marketing — Sales and marketing expense consists primarily of salaries and bonuses, commissions, stock-based compensation expense, travel, marketing promotional expenses and allocated overhead expenses. Our marketing approach is to develop strategic relationships, as well as endorsement and alliance agreements, with many of the well-known market participants in the vertical markets that we serve. This strategy includes obtaining endorsements, warehouse distributor relationships and other alliances. The goal of these programs is to enhance the productivity of the field sales team and to create leveraged selling opportunities as well as offer maximum benefits to our customers by allowing them to implement broad based common business practices.

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

•
General and administrative — General and administrative expense primarily consists of salaries and bonuses, stock-based compensation expense, outside services, acquisition related costs and facility and information technology allocations for the executive, financial, human resources and legal service functions. General and administrative expenses are not allocated to our segments.

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

•
Gain on retirement of debt — Our gain on retirement of debt represents the gain in connection with the debt we have repurchased, net of any related deferred financing fees to be written off as well as any related transaction fees. Subject to the restrictions and limitations set forth under the senior secured credit agreement (as defined below) and the indenture governing the senior subordinated notes, we and our subsidiaries, affiliates or significant stockholders may from time to time purchase, repay, redeem or retire additional amounts of our outstanding debt, in privately negotiated or open market transactions, by tender offer or otherwise.

•
Other income (expense), net — Other income (expense), net primarily consists of interest income, other non-income based taxes, foreign currency gains or losses and gains or losses on marketable securities.

•	Income tax expense — Income tax expense is based on state, federal and foreign taxable income determined in accordance with current enacted laws and tax rates.

General Business Conditions and Trends

The United States economy continues to slowly recover in 2010. We believe that the pace of the recovery will likely be slow as the U.S. economy experiences prolonged tight credit, high unemployment and ongoing foreclosures, as well as historically low sales of both new and existing homes. The broader macroeconomic environment has impacted our performance in the markets we serve, and we expect it will likely continue to affect the industries we serve and our performance in those industries in our fiscal year 2011.

We continue to see customer caution in making capital expenditure decisions. While we have seen year over year total revenue increases for the last few quarters, we also see our potential and current customer base challenged with, among other things, lack of access to adequate credit and attrition due to bankruptcies and business shutdowns during fiscal 2010. Our retail distribution vertical seems to have been the first one impacted by the macroeconomic weakness and also seems to be the first to begin recovering. This vertical has shown continuing signs of improvement over the past three quarters. Throughout most of fiscal year 2010, our wholesale distribution vertical was still experiencing the impact of the slowdown in commercial construction and other sectors, however in our fourth quarter we started to experience some signs of improvement in this vertical. At the same time, we have seen sales to our existing customers improve and experienced larger strategic transactions across both verticals, as certain larger prospects begin to invest in their businesses to enhance their efficiencies.

We have pro-actively addressed our cost model as we faced these marketplace and revenue uncertainties. Over the past two years our management implemented restructuring actions primarily related to eliminating certain employee positions and consolidating certain excess facilities. We also benefited from our intense focus on managing our discretionary expenses and continue to do so wherever practical.

Demand for our systems and support offerings are correlated with the economic conditions in each vertical market and the macroeconomic conditions. We continue to focus on executing in the areas we can control by continuing to provide high value products and services while managing our expenses. Despite the challenging economic environment, operating cash flow from continuing operations remained strong for the fiscal year ended September 30, 2010 at $58.5 million. We continue to use excess cash to pay down our outstanding debt obligations. We made principal payments of approximately $23.5 million in face value of our debt during the fiscal year ended September 30, 2010.

If the macroeconomic environment recovery continues to be slow, it could have a negative effect on our revenue growth rate and our operating margins. If this were to occur, it may impact our ability to meet certain financial tests and covenants under our senior secured credit agreement and the indenture governing our senior subordinated notes. Based on our plan for fiscal year 2011, we currently anticipate that we will be able to meet or exceed these financial tests and covenants. This expectation is based on our cost and revenue expectations for fiscal year 2011. Should the current economic conditions cause our business or our vertical markets to deteriorate beyond our expectations we may not be able to satisfy these financial tests and covenants.

Historical Results of Operations

Year Ended September 30, 2010 Compared to Year Ended September 30, 2009

Total revenues

Our Retail Distribution Group and Wholesale Distribution segments accounted for approximately 58.6% and 41.4%, respectively, of our revenues during the year ended September 30, 2010. This compares to the year ended September 30, 2009, where our Retail Distribution Group and Wholesale Distribution segments accounted for approximately 57.5% and 42.4%, respectively, of our revenues. See Note 12 to our consolidated financial statements for further information on our segments, including a summary of our segment revenues and contribution margin.

The following table sets forth, for the periods indicated, our segment revenues by business management solution and the variance thereof (in thousands):

	Year Ended September 30,
	2010	2009	Variance $	Variance %
Retail Distribution Group revenues:
Systems	$73,808	$64,347	$9,461	14.7%
Services	143,565	147,891	(4,326)	(2.9)
Total Retail Distribution Group revenues	$217,373	$212,238	$5,135	2.4%

Wholesale Distribution revenues:
Systems	$51,657	$56,342	$(4,685)	(8.3)%
Services	101,726	100,452	1,274	1.3
Total Wholesale Distribution revenues	$153,383	$156,794	$(3,411)	(2.2)%

Other revenues:
Systems	$—	$102	$(102)	(100.0)%
Services	—	271	(271)	(100.0)
Total Other revenues	$—	$373	$(373)	(100.0)%

Total revenues:
Systems	$125,465	$120,791	$4,674	3.9%
Services	245,291	248,614	(3,323)	(1.3)
Total revenues	$370,756	$369,405	$1,351	0.4%

Total revenues for the year ended September 30, 2010 increased by $1.4 million, or 0.4%, compared to the year ended September 30, 2009. The increase in revenues over the comparable period a year ago is primarily a result of an increase in systems revenues in Retail Distribution Group as well as an increase in services revenues in Wholesale Distribution, partially offset by a decrease in systems revenues in Wholesale Distribution as well as a decrease in services revenues in Retail Distribution Group.

•
Retail Distribution Group revenues — Retail Distribution Group revenues increased by $5.1 million, or 2.4%. Systems revenues increased primarily as a result of an increase in the average transaction size of new and customer migration system sales due to large strategic transitions and sales to multi chain stores including those in newer markets. In addition, strong sales of additional products and modules to existing customers contributed to increased systems revenue. Services revenues experienced a decrease primarily as a result of a contractual price reduction and ongoing legacy platform attrition, partially offset by support price increases and growth in our content and connectivity offerings.

•
Wholesale Distribution revenues — Wholesale Distribution revenues decreased by $3.4 million, or 2.2%. The systems revenues decrease was due to a reduction in the unit volume of new system sales and associated professional services revenues, primarily due to a lagging economic recovery in commercial construction and other sectors partially offset by the sale of additional products and modules. Services revenues increased primarily as a result of support price increases partially offset by customer attrition.

Total cost of revenues and gross margins as a percentage of revenues

The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues (in thousands):

	Year Ended September 30,
	2010	2009	Variance
Cost of systems revenues	$65,396	$65,205	$191
Systems gross margins	47.9%	46.0%

Cost of services revenues	$78,305	$82,940	$(4,635)
Services gross margins	68.1%	66.6%

Total cost of revenues	$143,701	$148,145	$(4,444)
Total gross margins	61.2%	59.9%

•
Cost of systems revenues and systems gross margins — Cost of systems revenues remained relatively flat during the year ended September 30, 2010 compared to the same period a year ago. System gross margins increased by 1.9 percentage points in the year ended September 30, 2010 from the comparable period a year ago as a result of higher systems revenue volume and improved professional services utilization, partially offset by a $2.1 million inventory valuation reduction to lower the cost basis of inventory as a result of a review and analysis of on-hand quantities relative to current and anticipated demand as well as the higher mix of hardware equipment sales.

•
Cost of services revenues and services gross margins — Cost of services revenues decreased by $4.6 million primarily as a result of labor related cost reductions on legacy platforms, reductions in third party maintenance and support costs, outside services and higher database capitalization partially offset by increased compensation related expense. Services gross margins increased by 1.5 percentage points in the year ended September 30, 2010 from the comparable period a year ago as a result of service price increases, reductions in labor related costs in legacy products and lower third party maintenance and support costs, partially offset by contractual price reductions, attrition on legacy platforms and known attrition of a major customer.

Total operating expenses

The following table sets forth, for the periods indicated, operating expenses and the variance thereof (in thousands):

	Year Ended September 30,
	2010	2009	Variance $	Variance %
Sales and marketing	$58,039	$55,581	$2,458	4.4%
Product development	34,381	35,951	(1,570)	(4.4)%
General and administrative	27,904	24,502	3,402	13.9%
Depreciation and amortization	39,611	38,613	998	2.6%
Impairment of goodwill	—	107,000	(107,000)	(100.0)%
Restructuring costs	2,981	4,342	(1,361)	(31.3)%
Total operating expenses	$162,916	$265,989	$(103,073)	(38.8)%

Total operating expenses decreased by $103.1 million, or 38.8%, for the year ended September 30, 2010 compared to the year ended September 30, 2009. The decrease was primarily a result of the impairment of goodwill recorded in the prior year, lower restructuring costs, reduced compensation related expenses and increased software development capitalization, partially offset by higher commissions and outside service costs.

•
Sales and marketing — Sales and marketing expenses increased by $2.5 million, or 4.4%, for the year ended September 30, 2010 compared to the year ended September 30, 2009. The increase was primarily the result of an increase of $3.7 million in commissions, $1.1 million in outside services, $0.6 million in bad debt expense and $0.2 million in marketing related expenses, partially offset by a reduction of $2.2 million in compensation related expenses and associated allocated expenses, $0.4 million in relocation and recruiting, $0.2 million in travel and training costs, and $0.2 million in telecommunication expenses.

•
Product development — Product development expenses decreased $1.6 million, or 4.4%, for the year ended September 30, 2010 compared to the year ended September 30, 2009. The decrease was primarily the result of a reduction of $1.6 million in compensation related expenses and associated allocated expenses and lower software development expenses of $1.5 million as a result of more of these costs being capitalized, partially offset by an increase of $1.4 million in outside services.

•
General and administrative — General and administrative expenses increased by $3.4 million, or 13.9%, for the year ended September 30, 2010 compared to the year ended September 30, 2009. The increase is primarily the result of an increase of $2.7 million in acquisition related costs and other strategic initiatives, $0.6 million in compensation and employee related expenses, $0.4 million in insurance costs, and $0.3 million in travel and training costs, partially offset by a decrease of $0.7 million in legal and outside services and $0.4 million in telecommunication expenses.

•
Depreciation and amortization — Depreciation and amortization expense was $39.6 million for the year ended September 30, 2010 compared to $38.6 million for the year ended September 30, 2009. The increase was primarily a result of an increase in capital expenditures during fiscal year 2010.

•
Impairment of goodwill — We account for goodwill and other intangibles in accordance with relevant authoritative principles. Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of these intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. Goodwill and other intangibles are tested for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Our annual testing in fiscal years 2010 and 2008 indicated no impairment of goodwill had occurred, and we had no write-offs to goodwill or other intangible assets. During fiscal year 2009, due to the global economic recession, credit crisis and the significant decrease in the level of overall consumer spending, including spending in the vertical markets that we serve, we recorded a goodwill impairment charge of $107.0 million in the Retail Distribution Group. We will not be required to make any current or future cash payments as a result of these impairment charges. We will continue to monitor if conditions exist that indicate additional potential impairment has occurred. If such conditions exist, we may be required to record additional impairments in the future and such impairments, if any, may be material.

•
Restructuring costs — During fiscal years 2010 and 2009, our management approved restructuring actions primarily related to eliminating certain employee positions and consolidating certain excess facilities with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams. We recorded restructuring charges in the years ended September 30, 2010 and 2009 of $3.0 million and $4.3 million, respectively, related to these actions.

Interest expense

Interest expense for the year ended September 30, 2010 was $31.4 million compared to $41.0 million for the year ended September 30, 2009. The decrease in interest expense was primarily a result of the reduction in our outstanding debt as a result of principal payments and repurchases of our existing debt made in the past two fiscal years totaling approximately $117.7 million as well as continued lower interest rates throughout the year ended September 30, 2010.

Gain on retirement of debt

During the year ended September 30, 2009, we repurchased approximately $60.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $41.1 million (including accrued interest of $1.3 million). In connection with the debt repurchase, we wrote off deferred financing costs and other transaction fees of $1.9 million. As a result of these repurchases we recorded a gain on retirement of debt in the amount of $19.0 million. Pursuant to the American Recovery and Reinvestment Act of 2009, we have elected to defer payment of the income taxes associated with these gains until they are paid ratably from 2014 to 2018. We did not repurchase any debt during the fiscal year ended September 30, 2010.

Other expense, net

Other expense, net for the year ended September 30, 2010 was $0.1 million compared to $1.0 million for the year ended September 30, 2009. The decrease was primarily a result of lower interest income in the year ended September 30, 2010 compared to the prior period due to a decrease in interest rates as well as a decrease in our short-term investments.

Income tax expense

We recognized income tax expense of $13.9 million, or 42.7% of pre-tax income from continuing operations for the year ended September 30, 2010, compared to income tax expense of $20.1 million, or 51.2% of pre-tax income from continuing operations, excluding the impairment of goodwill, in the comparable period in 2009. The 2010 effective tax rate differs from the statutory U.S. federal income tax rate of 35% due to a deemed dividend from a foreign subsidiary, foreign tax credits, state taxes, changes in tax rates applied to deferred taxes, earnings in foreign jurisdictions taxed at different rates, permanent differences between GAAP pre-tax income and taxable income, and changes in reserves for uncertain tax positions. During the fourth quarter of fiscal year 2010, we recorded a tax liability of $3.8 million, of which $2.2 million related to prior years, associated with a deemed dividend from one of our foreign subsidiaries.  The deemed dividend occurred due to a re-characterization for tax purposes of certain intercompany balances between the Company and one of its foreign subsidiaries and this subsidiary's undistributed earnings.

As of September 30, 2010, we had $10.8 million of federal and state loss carry-forwards that expire between 2011 and 2028, if not utilized earlier. We also had foreign net operating loss carry-forwards of $0.1 million expiring in 2028, and $18.8 million that are not subject to expiration. Substantially all of our operating income from continuing operations was generated from domestic operations during 2010 and 2009. We have not provided for U.S. federal income and foreign withholding taxes on approximately $15.0 million of certain non-U.S. subsidiaries' undistributed earnings as of September 30, 2010. These earnings would become subject to taxes of approximately $2.3 million, if they were actually or deemed to be remitted to the parent company as dividends or if we should sell our stock in these subsidiaries. We intend to permanently reinvest the undistributed earnings. See Note 7 to our consolidated financial statements for additional information about income taxes.

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

Segment contribution margin includes all segment revenues less the related cost of sales, direct marketing, sales expense, and product development expenses. A significant portion of each segment's expenses arises from shared services and centrally managed infrastructure support costs that we allocate to the segments to determine segment contribution margin. These expenses primarily include information technology services, facilities, and telecommunications costs.

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

There are significant judgments that our management makes with respect to the direct and indirect allocation of costs that may affect the calculation of contribution margins. While our management believes these and other related judgments are reasonable and appropriate, others could assess such matters in ways different than our company's management.

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

Contribution margin for the years ended September 30, 2010 and 2009 is as follows:

	Year Ended September 30,
(in thousands)	2010	2009	Variance $	Variance %
Retail Distribution Group	$70,351	$68,071	$2,280	3.3%
Wholesale Distribution	66,496	64,938	1,558	2.4%
Other	—	373	(373)	(100.0)%
Total contribution margin	$136,847	$133,382	$3,465	2.6%

•
Retail Distribution Group contribution margin — The contribution margin for the Retail Distribution Group increased by $2.3 million, primarily as a result of higher systems revenues and corresponding gross margin, improved professional services utilization and an increase in software and database capitalization, partially offset by lower services revenue due to contractual support price reductions, increased salaries and salary related costs, inventory valuation adjustment, and higher commissions and bonus related costs.

•
Wholesale Distribution contribution margin — The contribution margin for Wholesale Distribution increased by $1.6 million. The increase was primarily a result of support price increases, lower compensation related expenses and third party maintenance costs, partially offset by higher commission expense and higher bad debt expense.

The reconciliation of total segment contribution margin to our consolidated income (loss) from continuing operations before income taxes for the years ended September 30, 2010 and 2009 is as follows (in thousands):

	Year Ended September 30,
	2010	2009
Segment contribution margin	$136,847	$133,382
Corporate and unallocated costs	(26,366)	(24,587)
Stock-based compensation expense	(3,750)	(3,569)
Depreciation and amortization	(39,611)	(38,613)
Impairment of goodwill	—	(107,000)
Restructuring costs	(2,981)	(4,342)
Interest expense	(31,350)	(40,977)
Gain on retirement of debt	—	18,958
Other expense, net	(101)	(992)
Income (loss) from continuing operations before income taxes	$32,688	$(67,740)

Year Ended September 30, 2009 Compared to Year Ended September 30, 2008

Total revenues

Our Retail Distribution Group and Wholesale Distribution segments accounted for approximately 57.5% and 42.4%, respectively, of our revenues during the year ended September 30, 2009. This compares to the year ended September 30, 2008, where our Retail Distribution Group and Wholesale Distribution segments accounted for approximately 58.1% and 41.6%, respectively, of our revenues. See Note 13 to our consolidated financial statements for further information on our segments, including a summary of our segment revenues and contribution margin.

The following table sets forth, for the periods indicated, our segment revenues by business management solution and the variance thereof (in thousands):

	Year Ended September 30,
	2009	2008	Variance $	Variance %
Retail Distribution Group revenues:
Systems	$64,347	$84,755	$(20,408)	(24.1)%
Services	147,891	151,677	(3,786)	(2.5)%
Total Retail Distribution Group revenues	$212,238	$236,432	$(24,194)	(10.2)%

Wholesale Distribution revenues:
Systems	$56,342	$73,897	$(17,555)	(23.8)%
Services	100,452	95,414	5,038	5.3%
Total Wholesale Distribution revenues	$156,794	$169,311	$(12,517)	(7.4)%

Other revenues:
Systems	$102	$1,020	$(918)	(90.0)%
Services	271	23	248	1,078.3%
Total Other revenues	$373	$1,043	$(670)	(64.2)%

Total revenues:
Systems	$120,791	$159,672	$(38,881)	(24.4)%
Services	248,614	247,114	1,500	0.6%
Total revenues	$369,405	$406,786	$(37,381)	(9.2)%

Total revenues for the year ended September 30, 2009 decreased by $37.4 million, or 9.2%, compared to the year ended September 30, 2008. The decrease in revenues over the comparable period a year ago is primarily a result of an overall decrease in systems sales as well as a decrease in services revenues in Retail Distribution Group, partially offset by an increase in services revenues in Wholesale Distribution.

•
Retail Distribution Group revenues — Retail Distribution Group revenues decreased by $24.2 million, or 10.2%. The systems revenue decrease was attributed to a reduction in the volume and lower average selling price of new system sales and the sale of additional products and modules, primarily due to the weak economy, extended customer sales cycles and to a lesser extent the transition to new system platforms. Services revenues decreased primarily as a result of the known attrition of a major customer, General Parts, Inc., and lower retention rates as a result of the global economic downturn, partially offset by our price increases for support services.

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

Total cost of revenues and gross margins as a percentage of revenues

The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues (in thousands):

	Year Ended September 30,
	2009	2008	Variance
Cost of systems revenues	$65,205	$85,765	$(20,560)
Systems gross margins	46.0%	46.3%

Cost of services revenues	$82,940	$89,532	$(6,592)
Services gross margins	66.6%	63.8%

Total cost of revenues	$148,145	$175,297	$(27,152)
Total gross margins	59.9%	56.9%

•
Cost of systems revenues and systems gross margins — Cost of systems revenues decreased by $20.6 million primarily as a result of lower direct costs associated with lower overall systems revenues. System gross margins decreased by 0.3 percentage points in the year ended September 30, 2009 from the comparable period a year ago as a result of a decrease in systems revenues, partially offset by improved hardware margins and reductions in labor related costs and outsourced support costs.

•
Cost of services revenues and services gross margins — Cost of services revenues decreased by $6.6 million primarily as a result of labor related cost reductions. Services gross margins increased by 2.8 percentage points in the year ended September 30, 2009 from the comparable period a year ago as a result of service price increases and reductions in labor related costs, outsourced support costs and third party maintenance costs.

Total operating expenses

The following table sets forth, for the periods indicated, operating expenses and the variance thereof (in thousands):

	Year Ended September 30,
	2009	2008	Variance $	Variance %
Sales and marketing	$55,581	$63,116	$(7,535)	(11.9)%
Product development	35,951	41,226	(5,275)	(12.8)%
General and administrative	24,502	32,550	(8,048)	(24.7)%
Depreciation and amortization	38,613	36,968	1,645	4.4%
Impairment of goodwill	107,000	—	107,000	—%
Restructuring costs	4,342	2,070	2,272	109.8%
Total operating expenses	$265,989	$175,930	$90,059	51.2%

Total operating expenses increased by $90.1 million, or 51.2%, for the year ended September 30, 2009 compared to the year ended September 30, 2008. The increase was primarily a result of the impairment of goodwill charge as well as an increase in restructuring costs, primarily offset by reductions in labor related expenses, strategic initiative costs, commissions, and outside services as well as additional capitalization of software and database costs.

•
Sales and marketing — Sales and marketing expenses decreased by $7.5 million, or 11.9%, for the year ended September 30, 2009 compared to the year ended September 30, 2008. The decrease was primarily the result of a reduction of $6.0 million in labor related expenses, $0.9 million in marketing and trade show expenses, $0.7 million in outside services, $0.4 million in bad debt and $0.4 million in travel.

•
Product development — Product development expenses decreased $5.3 million, or 12.8%, for the year ended September 30, 2009 compared to the year ended September 30, 2008. The decrease was primarily the result of a reduction of $2.2 million in labor related costs and $1.5 million in outside services and third-party service costs as well as $2.1 million in additional capitalization of software and database costs.

•
General and administrative — General and administrative expenses decreased by $8.0 million, or 24.7%, for the year ended September 30, 2009 compared to the year ended September 30, 2008. The decrease is primarily the result of a reduction of $1.6 million in outside services, $0.7 million in telecommunication costs, $0.6 million in labor related costs, and $0.6 million in travel and training costs, as well as the non-recurrence of $3.7 million of costs related to strategic initiatives in the prior year.

•
Depreciation and amortization — Depreciation and amortization expense was $38.6 million for the year ended September 30, 2009 compared to $37.0 million for the year ended September 30, 2008. The increase resulted primarily from amortization expense resulting from additional capitalization of software and database costs, in the current period.

•
Impairment of goodwill — We account for goodwill and other intangibles in accordance with relevant authoritative principles. Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of these intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. Goodwill and other intangibles are tested for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Our annual testing for fiscal year 2008 indicated no impairment of goodwill had occurred, and we had no write-offs to goodwill or other intangible assets. During fiscal year 2009, due to the continuing global economic uncertainty and credit crisis and the significant decrease in the level of overall consumer spending, including spending in the vertical markets that we serve, we determined it necessary to evaluate goodwill for impairment during the interim period in the prior year. We recorded a goodwill impairment charge of $107.0 million in the Retail Distribution Group. We will not be required to make any current or future cash payments as a result of these impairment charges. We will continue to monitor if conditions exist that indicate additional potential impairment has occurred. If such conditions exist, we may be required to record additional impairments in the future and such impairments, if any, may be material.

•
Restructuring costs — During fiscal years 2009 and 2008, our management approved restructuring actions primarily related to eliminating certain employee positions and consolidating certain excess facilities with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams. We recorded restructuring charges in the years ended September 30, 2009 and 2008 of $4.3 million and $2.1 million, respectively, related to these actions.

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

Gain on retirement of debt

During the year ended September 30, 2009, we repurchased approximately $60.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $41.1 million (including accrued interest of $1.3 million). In connection with the debt repurchase, we wrote off deferred financing costs and other transaction fees of $1.9 million. As a result of these repurchases we recorded a gain on retirement of debt in the amount of $19.0 million. Pursuant to the American Recovery and Reinvestment Act of 2009, we have elected to defer payment of the income taxes associated with these gains until they are paid ratably from 2014 to 2018. We did not repurchase any debt during the fiscal year ended September 30, 2008.

Other income (expense), net

Other income (expense), net for the year ended September 30, 2009 was an expense of $1.0 million compared to income of $1.2 million for the year ended September 30, 2008. The decrease was primarily a result of lower interest income in the year ended September 30, 2009 compared to the prior period due to a decrease in interest rates as well as a decrease in our short-term investments.

Income tax expense

We recognized income tax expense of $20.1 million, or 51.2% of pre-tax income from continuing operations, excluding the impairment of goodwill, for the year ended September 30, 2009 compared to an income tax expense of $4.4 million, or 79.3% of pre-tax income from continuing operations, in the comparable period in 2008. The 2009 effective tax rate differs from the statutory U.S. federal income tax rate of 35% due to permanent differences between GAAP pre-tax income and taxable income (primarily Goodwill impairment), foreign tax credits, state taxes, changes in tax rates applied to deferred taxes, earnings in foreign jurisdictions taxed at different rates, and changes in reserves for uncertain tax positions.

As of September 30, 2009, we had $24.5 million of federal and state loss carry-forwards that expire between 2010 and 2028, if not utilized earlier. Substantially all of our operating income was generated from domestic operations during fiscal years 2009 and 2008. We also had foreign net operating loss carry-forwards of $0.1 million expiring in 2028, and $17.5 million that are not subject to expiration. Undistributed earnings, if any, of our foreign subsidiaries are considered to be permanently reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. See Note 7 to our consolidated financial statements for additional information about income taxes.

Contribution margin

As previously described, our management measures the performance of each segment based on several metrics, including contribution margin, which is not a financial measure calculated in accordance with GAAP. For more information on segment contribution margin and our methodology for calculating contribution margin, see the discussion herein under “Year Ended September 30, 2010 Compared to Year Ended September 30, 2009-Contribution Margin.” While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, net income, cash flow and other measures of financial performance prepared in accordance with GAAP that are otherwise presented in our financial statements.

Contribution margin for the years ended September 30, 2009 and 2008 is as follows:

	Year Ended September 30,
(in thousands)	2009	2008	Variance $	Variance %
Retail Distribution Group	$68,071	$63,562	$4,509	7.1%
Wholesale Distribution	64,938	65,673	(735)	(1.1)%
Other	373	1,020	(647)	(63.4)%
Total contribution margin	$133,382	$130,255	$3,127	2.4%

•
Retail Distribution Group contribution margin — The contribution margin for the Retail Distribution Group increased $4.5 million despite the revenue decrease of $24.2 million. The increase in contribution margin was primarily attributed to aggressive cost management of labor related costs; support price increases; improved hardware margins; lower outside services; additional capitalization of software and database costs as well as reduced sales and marketing related costs.

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

The reconciliation of total segment contribution margin to our consolidated income (loss) from continuing operations before income taxes for the years ended September 30, 2009 and 2008 is as follows (in thousands):

	Year Ended September 30,
	2009	2008
Segment contribution margin	$133,382	$130,255
Corporate and unallocated costs	(24,587)	(32,425)
Stock-based compensation expense	(3,569)	(3,233)
Depreciation and amortization	(38,613)	(36,968)
Impairment of goodwill	(107,000)	—
Restructuring costs	(4,342)	(2,070)
Interest expense	(40,977)	(51,196)
Gain on retirement of debt	18,958	—
Other income (expense), net	(992)	1,158
Income (loss) from continuing operations before income taxes	$(67,740)	$5,521

Liquidity and Capital Resources

Overview

Our principal liquidity requirements are for working capital, capital expenditures and debt service. Our ability to service our indebtedness will depend on our ability to generate cash in the future.

Our cash and cash equivalents balance at September 30, 2010 was $74.3 million. As of September 30, 2010, we had $499.4 million in outstanding indebtedness comprised primarily of $385.1 million aggregate principal amount of senior secured term loans (including an incremental term loan) due 2013 pursuant to our senior secured credit agreement before it was amended on November 19, 2010 and $114.3 million aggregate principal amount of senior subordinated notes due 2016. As previously discussed and as further discussed below, during the year ended September 30, 2009, we repurchased approximately $60.7 million aggregate principal amount of our senior subordinated notes resulting in gain on retirement of debt of $19.0 million. We did not repurchase any debt during fiscal year 2010.

As previously mentioned, in November 2010 we amended our senior secured credit agreement to among other things, extend the maturity date for the repayment of a portion of the term loans outstanding thereunder, extend the date of maturity of the commitments in respect of a portion of our revolving credit facility and provide for additional flexibility in the financial covenant levels. We believe that cash flows from our operations, together with amounts available under the senior secured credit facilities obtained pursuant to this agreement (our “senior secured credit facilities”) will be sufficient to fund our working capital, capital expenditures and debt service requirements for at least the next twelve months. Our ability to meet our working capital and debt service requirements, however, is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If we are not able to meet such requirements, we may be required to seek additional financing. There can be no assurance that we will be able to obtain financing from other sources on terms acceptable to us, if at all.

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

Senior Secured Credit Agreement

On November 19, 2010, we amended our senior secured credit agreement (as amended, our “senior secured credit agreement”) to, among other things, extend the maturity date for the repayment of a portion of the term loans outstanding thereunder, extend the date of maturity of the commitments in respect of a portion of our revolving credit facility and provide for additional flexibility in the financial covenant levels. As a result of the amendment, $275.0 million (the “extended term loans”) of the existing term loans entered into under the senior secured credit agreement in 2006 and under the first amendment thereto in 2007 have been extended to mature on February 2, 2016 and $25.5 million (the “extended revolving commitments”) of the existing revolving credit commitments have been extended to mature on May 2, 2013. The existing term loans and the existing revolving credit commitments were formerly set to mature on May 2, 2013 and May 2, 2011, respectively. The term loans that are not extended term loans (the “non-extended term loans”) and the revolving credit commitments that are not extended revolving commitments (the “non-extended revolving commitments”) will have the same maturity dates and pricing as in effect prior to the amendment.

After giving effect to the amendment, our senior secured credit agreement provides for (i) a seven-year term loan in the amount of $390.0 million, and (ii) a five-year revolving credit facility that permits loans in an aggregate amount of up to $40.0 million, which includes a $20.0 million letter of credit sublimit and a $20.0 million swing line sublimit. The term loans amortize quarterly at 0.25% per quarter with the final balance of the non-extended term loans, $96.8 million, payable on May 2, 2013 and the final balance of the extended term loans, $260.6 million, payable on February 2, 2016. Principal amounts outstanding under the non-extended revolving commitments are due and payable in full on May 2, 2011, and amounts outstanding under the extended revolving commitments are due and payable in full on May 2, 2013. As of September 30, 2010, there were no amounts outstanding under our revolving credit line.

We may be required each year, generally concurrent with the filing of our Annual Report on Form 10-K, to make a mandatory principal prepayment for the preceding fiscal year towards term loans equal to a specified percentage of excess cash flow depending on our actually attained ratio of consolidated total debt to EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the senior subordinated notes and our senior secured credit facilities), all as defined in the senior secured credit agreement. Any mandatory prepayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year. For the period ended September 30, 2006 and for the years ended September 30, 2007, 2008, 2009 and 2010, we repaid $1.9 million, $25.2 million, $15.8 million, $23.5 million and $13.5 million, respectively, in principal towards the term loans. The fiscal year 2009 payments included approximately $3.3 million of fiscal year 2008 mandatory principal repayments and approximately $20.2 million of voluntary prepayments. After consideration of our voluntary prepayments made in fiscal year 2010, we have a remaining mandatory principal repayment due for fiscal year 2010 of approximately $2.6 million. We classified the remaining fiscal year 2010 mandatory repayment as current portion of long-term debt in the accompanying consolidated balance sheet. Any future excess cash flow- based payments will be dependent upon our attained ratio of consolidated total debt to adjusted EBITDA, upon us generating excess cash flow, and/or upon us making voluntary prepayments, all as defined in the senior secured credit agreement.

During the year ended September 30, 2009, we repaid $10.0 million in principal payments towards the revolving credit facility. During the year ended September 30, 2010, we repaid the $10.0 million remaining outstanding principal balance on the revolving credit facility. Prior to fiscal year 2009, we did not make any principal repayments towards the revolving credit facility.

In April 2010, we completed the sale of our productivity tools business for approximately $12.0 million in cash. See Note 13 to our consolidated financial statements for more information. The senior secured credit agreement requires us to reinvest such cash proceeds in our business within 12 months of receipt and to prepay an aggregate principal amount of term loans equal to the amount of any cash proceeds not so reinvested within such time period in our business. We expect to reinvest these cash proceeds in our business within such 12-month period.

The capital and credit markets have been experiencing extreme volatility and disruption during the past several years. These market conditions have, to a degree, affected our ability to borrow under our senior secured credit facilities. In September 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”) and on November 1, 2009, CIT Group Inc. (“CIT”), filed petitions under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. In December 2009, CIT confirmed that it had emerged from bankruptcy. A Lehman Brothers subsidiary, Lehman Commercial Paper Inc. (“Lehman CPI”) and a CIT subsidiary, The CIT Group/Equipment Financing, Inc. (“CIT Financing”), are lenders under our senior secured credit agreement, having provided commitments of $7.0 million and $7.5 million, respectively, under the revolving credit facility, of which no amounts were outstanding as of September 30, 2010. In October 2010, we attempted to draw down on their commitment and CIT Financing participated in our request for funding while Lehman CPI did not. As a result, depending upon whether Lehman CPI will participate in any future requests for funding or whether another lender assumes their commitment, our revolving line of credit is effectively reduced from $40.0 million to $33.0 million.

The borrowings under the senior secured credit agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank Trust Company Americas, and (2) the federal funds rate plus 0.50%; or (b) a reserve adjusted Eurocurrency rate on deposits for periods of one-, two-, three-, or six-months (or, to the extent agreed to by each applicable lender, nine- or twelve-months or less than one month). The initial applicable margin for the borrowings is:

•	under the non-extended term loan, 1.00% with respect to base rate borrowings and 2.00% with respect to Eurocurrency rate borrowings;

•	under the non-extended incremental term loan, 1.50% with respect to base rate borrowings and 2.50% with respect to Eurocurrency rate borrowings;

•	under the extended term loan, 3.50% with respect to base rate borrowings and 4.50% with respect to Eurocurrency rate borrowings;

•
under the non-extended revolving credit commitments, 1.00% with respect to base rate borrowings and 2.00% with respect to Eurocurrency rate borrowings, which may be reduced subject to our attainment of certain leverage ratios; and

•
under the ~~e~~xtended revolving commitments, 3.50% with respect to base rate borrowings and 4.50% with respect to Eurocurrency rate borrowings, which may be reduced subject to our attainment of certain leverage ratios.

In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate for both extended revolving commitments and non-extended revolving commitments is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. As of September 30, 2010, our commitment fee was 0.375% per annum. We must also pay customary letter of credit fees for issued and outstanding letters of credit. As of September 30, 2010, we had $0.1 million of letters of credit issued and outstanding.

The senior secured credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:

•	incur additional indebtedness (including contingent liabilities);

•	create liens on assets;

•	enter into sale-leaseback transactions;

•	engage in mergers or acquisitions.

•	dispose of assets;

•	pay dividends and restricted payments;

•	make investments (including joint ventures);

•	make capital expenditures;

•	prepay other indebtedness (including the notes);

•	engage in certain transactions with affiliates;

•	amend agreements governing our subordinated indebtedness (including the notes);

•	amend organizational documents and other material agreements; and

•	materially change the nature of our business.

In addition, the senior secured credit agreement requires us to maintain the following financial covenants:

•	a maximum total leverage ratio; and

•	a minimum interest coverage ratio.

The senior secured credit agreement also contains certain customary affirmative covenants and events of default. Substantially all of our assets and those of our subsidiaries are pledged as collateral under the senior secured credit agreement.

Derivative Instruments and Hedging Activities

Our objective in using interest rate swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  At the time we entered into the senior secured credit agreement, we entered into four interest rate swaps to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2007, 2008 and 2009, interest rate swaps with a notional amount of $25.0 million, $30.0 million and $50.0 million, respectively, matured. As of September 30, 2010, we had an outstanding interest rate swap with a notional amount of $140.0 million. As of and for the year ended September 30, 2010, there is no cumulative ineffectiveness related to these interest rate swaps. In connection with the amended senior secured credit agreement on November 19, 2010, we will recompute the overall effectiveness of the interest rate swap in the three months ended December 31, 2010.

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

During the year ended September 30, 2009, we repurchased approximately $60.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $41.1 million (including accrued interest of $1.3 million). In connection with the debt repurchase, we wrote off deferred financing costs and other transaction fees of $1.9 million. As a result of these repurchases we recorded a gain on retirement of debt in the amount of $19.0 million. Pursuant to the American Recovery and Reinvestment Act of 2009, we have elected to defer payment of the income taxes associated with these gains until they are paid ratably from 2014 to 2018. The repurchased notes have been retired. There were no repurchases of notes during the year ended September 30, 2010. As of September 30, 2010, senior subordinated notes representing $114.3 million in principal amount were outstanding.

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

The indenture governing our senior subordinated notes limits our (and most of our subsidiaries') ability to:

•	incur additional indebtedness;

•	pay dividends on or make other distributions or repurchase our capital stock;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	use assets as security in other transactions; and

•	sell certain assets or merge with or into other companies.

The terms of the senior secured credit agreement and the indenture governing the senior subordinated notes restrict certain activities by us, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets and transactions with affiliates. In addition, the senior secured credit agreement requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The senior secured credit agreement and the indenture also contain certain customary affirmative covenants and events of default. At September 30, 2010, we were in compliance with all of the covenants under the then effective senior secured credit agreement and the indenture covenants.

Compliance with these covenants is dependent on our results of our operations, which are subject to a number of factors including current economic conditions. Based on our plan for fiscal year 2011, we currently anticipate that we will be able to meet or exceed the financial tests and covenants of our senior secured credit agreement during this period. This expectation is based on our cost and revenue expectations for fiscal year 2011. Should the current economic conditions cause our business or our vertical markets to deteriorate beyond our expectations we may not be able to satisfy these financial tests and covenants.

In order to help ensure compliance with our covenants under our senior secured credit facilities, we may take additional actions in the future, including implementing additional cost cutting initiatives or making further changes to our operations. In the event of a default of the financial covenants referred to above, we may (but no more than two times in four fiscal quarters) cure the default by raising equity capital from our existing investors in an amount sufficient to pass, but not to exceed, the financial covenant. While we believe that these additional remedies provide us with some additional flexibility in maintaining compliance with our tests and covenants, they do not assure us that we will not find ourselves in violation of these tests and covenants. Upon the occurrence of an event of default under the senior secured credit facilities, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. Any such acceleration would also result in a default under the indenture governing the senior subordinated notes.

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

Year Ended September 30, 2010 Compared to Year Ended September 30, 2009

Our net cash provided by operating activities from continuing operations for the years ended September 30, 2010 and September 30, 2009 was $58.5 million and $61.4 million, respectively. As compared to the prior year, the decrease was largely attributable to an additional use of cash of $12.9 million for deferred income taxes, $11.6 million for accounts receivable, $3.6 for accrued expenses and other liabilities, and $2.4 million for prepaid expenses and other assets, partially offset by an increase in net income from continuing operations (after giving effect to the goodwill impairment charge and gain on retirement of debt in the prior year and $1.0 million of higher amortization of intangible assets in the current year) and additional cash provided by deferred revenue of $3.9 million and accounts payable of $3.3 million.

Our investing activities used net cash from continuing operations of $16.2 million and $11.4 million during the years ended September 30, 2010 and 2009, respectively. The increase in cash used in investing activities from the prior year was primarily due to an increase in purchases of property and equipment as well as an increase in capitalized computer software and database costs. We purchased property and equipment of $5.1 million and $2.4 million and capitalized computer software and database development costs of $11.1 million and $9.0 million for the year ended September 30, 2010 and 2009, respectively.

Our financing activities used net cash from continuing operations of $23.5 million and $73.5 million during the years ended September 30, 2010 and 2009, respectively. The decrease in cash used in financing activities for the year ended September 30, 2010 compared to the year ended September 30, 2009 was primarily due to the repurchase of our senior subordinated notes for approximately $41.1 million (including accrued interest of $1.3 million) as well as payments on our senior secured term loan of $23.5 million and prepayment of our revolving credit facility of $10.0 million in the prior period compared to payments on our senior secured term loan of $13.5 million and prepayment of our revolving credit facility of $10.0 million in the current year.

Year Ended September 30, 2009 Compared to Year Ended September 30, 2008

Our net cash provided by operating activities from continuing operations for the years ended September 30, 2009 and September 30, 2008 was $61.4 million and $54.0 million, respectively. After giving effect to the non-cash goodwill impairment charge and non-operating gain on retirement of debt impacting net loss in the year ended September 30, 2009, the increase in cash flow provided by operating activities for the year ended compared to the prior year period was primarily due to additional cash provided by deferred income taxes of $13.5 million, accrued expenses and other liabilities of $3.8 million and deferred revenue of $1.8 million, partially offset by the additional use of cash of $5.3 million for accounts receivable, $4.8 million of prepaid expenses and other assets, $2.0 million for accounts payable and $0.9 million for allowance for doubtful accounts .

Our investing activities used net cash from continuing operations of $11.4 million and $11.6 million during the years ended September 30, 2009 and 2008, respectively. The slight decrease in cash used in investing activities from the prior year was primarily due to a decrease in purchases of property and equipment, partially offset by an increase in capitalized computer software and database costs. We purchased property and equipment of $2.4 million and $4.9 million and capitalized computer software and database development costs of $9.0 million and $6.7 million for the year ended September 30, 2009 and 2008, respectively.

Our financing activities used net cash from continuing operations of $73.5 million and $15.9 million during the years ended September 30, 2009 and 2008, respectively. The increase in cash used in financing activities for the year ended September 30, 2009 compared to the year ended September 30, 2008 was primarily due to the repurchase of our senior subordinated notes for $39.8 million as well as payments on our senior secured term loan of $23.5 million and prepayment of our revolving credit facility of $10.0 million in the year ended September 30, 2008 compared to $15.8 million of payments on our senior secured term loan in the year ended September 30, 2007.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at September 30, 2010 (in thousands):

	Payments Due by Fiscal Year
	Total	2011	2012	2013	2014	2015	2016 and beyond
Contractual Obligations:
Long-term debt obligations (1)	$499,395	$2,566	$—	382,534	$—	$—	$114,295
Operating lease obligations (2)	14,123	5,958	3,849	1,818	1,340	988	170
Interest obligations (3)	97,632	28,187	21,687	18,158	11,100	11,100	7,400
Current portion of uncertain tax positions (4)	948	948	—	—	—	—	—
Total	$612,098	$37,659	$25,536	$402,510	$12,440	$12,088	$121,865

(1)	Includes current portion of long-term debt. See Note 5 in the notes to our consolidated financial statements for additional information regarding our long-term debt obligations.

(2)	See Note 9 in the notes to our consolidated financial statements for additional information regarding our operating lease obligations.

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

(4)
Excludes $1.8 million of non-current uncertain tax benefits and related interest under the provisions of the authoritative guidance that addresses accounting for income taxes, which are included in other liabilities on our balance sheet at September 30, 2010. We have not included these amounts in the table above because we cannot make a reasonably reliable estimate regarding the timing of settlements with the relevant tax authorities, if any.

The following table summarizes our commercial commitments at September 30, 2010 (in thousands):

	Payments Due by Fiscal Year
	Total	2011	2012-13	2014-15	2016 and beyond
Standby letters of credit (1)	$102	$102	$—	$—	$—

______________________________________________________________________________

(1)	There is one standby letter of credit that secures certain demand deposit accounts related to our workers compensation insurance.

Covenant Compliance

Our senior secured credit agreement requires us to meet certain financial tests, including covenants that require us to satisfy a maximum total leverage ratio of consolidated total debt to adjusted EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the senior subordinated notes and our senior secured credit facilities) and a minimum interest coverage ratio of adjusted EBITDA to consolidated interest expense, and other financing conditions tests, which become increasingly stringent over the term of the senior secured credit facilities. See “Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources — Senior Secured Credit Agreement.” As a result of the amendment of our senior secured credit agreement in November 2010, the total leverage ratio in the senior secured credit agreement for fiscal year 2011is 4.25. Based on our plan for fiscal year 2011, we currently anticipate that we will be able to meet or exceed the financial tests and covenants of our senior secured credit agreement during this period. This expectation is based on our cost and revenue expectations for fiscal year 2011. Should the current economic conditions cause our business or our vertical markets to deteriorate beyond our expectations we may not be able to satisfy these financial tests and covenants. In addition to these factors, our continued ability to meet those financial ratios and tests can be affected by other events beyond our control or risks in our business (See “Item 1A — Risk Factors”).

The failure to comply with any of these covenants or tests would cause a default under our senior secured credit facilities. A default, if not waived or cured, could result in acceleration of the outstanding indebtedness under our senior secured credit facilities and our senior subordinated notes, in which case our debt would become immediately due and payable. In addition, a default or acceleration of indebtedness under our senior secured credit facilities or our senior subordinated notes could result in a default or acceleration of other indebtedness we may incur in the future with cross-default or cross-acceleration provisions. If this occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be available on terms that are acceptable to us, particularly given the current debt market in which the general availability of credit is substantially reduced and the cost of borrowing is generally higher with more restrictive terms. Furthermore, if we are required to further amend our senior secured credit agreement in the future, we may be required to pay significant amounts to obtain a waiver or the lenders thereunder may require that interest rates applicable to our loans increase as a condition to agreeing to any such amendment. Either such event could harm our financial condition.

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

The following is a reconciliation of net income (loss), which is a GAAP measure of our operating results, to adjusted EBITDA (as described in our senior secured credit agreement and the indenture governing our senior subordinated notes, including related calculations) for the twelve months ended September 30, 2010 and 2009 (in thousands).

	Twelve Months Ended
	September 30,
	2010	2009
Net income (loss)	$24,561	$(92,035)
Acquisition costs	2,861	118
Adjusted net income (loss)	27,422	(91,917)
Interest expense	31,350	40,977
Income tax expense and other income-based taxes	16,798	19,510
Depreciation and amortization	39,777	38,917
Non-cash charges (impairment charges and stock-based compensation expense)	3,760	118,130
Non-recurring cash charges and restructuring charges	4,001	6,000
Deferred compensation payments	271	298
Sponsor payments	122	150
Gains on asset sales	(6,178)
Income from early extinguishment of indebtedness	—	(18,958)
Foreign exchange (gain) loss	(703)	372
Disposed of EBITDA from sale of our productivity tools business	(1,981)	(2,478)
Adjusted EBITDA	$114,639	$111,001

Our financial covenant requirements and ratios for the period ended September 30, 2010 were as follows:

	Covenant Requirements	Our Ratio
Senior Secured Credit Agreement (1)
Maximum consolidated total debt to adjusted EBITDA ratio	4.50x	3.77
Minimum adjusted EBITDA to consolidated interest expense	2.50x	3.94

Senior Subordinated Notes (2)
Minimum adjusted EBITDA to fixed charges ratio required to incur additional indebtedness pursuant to ratio provisions	2.00x	3.94

______________________________________________________________________________

(1)
As of September 30, 2010, our then effective senior secured credit agreement required us to maintain a consolidated total debt to adjusted EBITDA ratio of a maximum of 3.75x by the end of the quarter ending December 31, 2010, which has been amended effective November 19, 2010 to a maximum of 4.25x. See “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Senior Secured Credit Agreement” for additional information regarding revisions to our required consolidated total debt to adjusted EBITDA ratio as a result of our amended senior secured credit agreement. Consolidated total debt is defined in such agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $7.5 million. As of September 30, 2010, our consolidated total debt was $432.6 million, consisting of total debt other than certain indebtedness totaling $499.4 million, net of cash and cash equivalents in excess of $7.5 million totaling $66.8 million. We are also required to maintain an adjusted EBITDA to consolidated interest expense ratio of a minimum of 2.75x by the end of the quarter ending December 31, 2010. Consolidated interest expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated. This would also constitute a default under the indenture governing the senior subordinated notes.

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

Income from Partnership Investments

Prior to the year ended September 30, 2007, we, as general partner, owned an approximate 20% interest in two separate partnerships with certain customers. We provided management information systems and services to these partnerships. During the year ended September 30, 2008, we dissolved one of these partnerships and own a remaining approximate 20% interest in a separate partnership with a certain customer. We provide management information systems and services to this partnership. During the year ended September 30, 2009, we dissolved the remaining partnership. For the years ended September 30, 2009 and 2008, we recorded service revenues from partnerships of $0.1 million and $0.2 million, respectively. We had no service revenues from partnerships during the year ended September 30, 2010.

As of September 30, 2010, we owned approximately 46% of Internet Autoparts, Inc. (“Internet Autoparts”), a web-based parts ordering and communication company. For the fiscal years ended September 30, 2010, 2009 and 2008, we did not receive a dividend. Currently, we have an accumulated loss in our investment in Internet Autoparts and have temporarily discontinued applying the equity method of recording investment earnings in accordance with relevant authoritative accounting principles, as we have no requirement to fund future losses. If we are able to recover the net losses accumulated over the years, we will then resume applying the equity method to our investment in Internet Autoparts.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Software and Database Development Costs

In accordance with relevant authoritative accounting principles, costs incurred internally in creating computer software products are expensed until technological feasibility has been established, which is typically evidenced by a completed program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Costs incurred related to the accumulation of data for the development of databases are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized using the greater of the amount computed using (a) the ratio that current gross revenues bear to the total anticipated future gross revenues or (b) the straight-line method over the estimated economic life of the product not to exceed five years. We are required to use our professional judgment in determining whether software development costs meet the criteria for immediate expense or capitalization using the criteria described above and evaluate software and database development costs for impairment at each balance sheet date by comparing the unamortized capitalized costs to the net realizable value. The net realizable value is the estimated future gross revenue from that product reduced by the estimated future costs of completing, maintaining and disposing of the product. We capitalized approximately $11.1 million, $9.0 million and $6.7 million of software and database development costs and recorded related amortization expense of approximately $7.4 million, $5.3 million and $3.1 million for the years ended September 30, 2010, 2009 and 2008, respectively. We had no write-offs of software and database development costs for any of these periods.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts receivable based upon expected collectability. The reserve is established based upon an analysis of our aged receivables. Additionally, if necessary, a specific reserve for individual accounts is recorded when we become aware of a customer's inability to meet its financial obligations, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position. We also regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balance, and current economic conditions that may affect a customer's ability to pay.

Goodwill and Other Intangibles Assets

We account for goodwill and other intangibles in accordance with relevant authoritative accounting principles. Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of these intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. Goodwill and other intangibles are tested for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Our annual testing for fiscal years 2010 and 2008 indicated no impairment of goodwill had occurred, and we had no write-offs to goodwill or other intangible assets. During fiscal year 2009, due to the global economic recession, credit crisis and the significant decrease in the level of overall consumer spending, including spending in the vertical markets that we serve, we recorded a goodwill impairment charge of $107.0 million related to Retail Distribution Group. For the purpose of these analysis, our estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. We will not be required to make any current or future cash payments as a result of these impairment charges. We will continue to monitor if conditions exist that indicate additional potential impairment has occurred. If such conditions exist, we may be required to record additional impairments in the future and such impairments, if any, may be material.

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

For the years ended September 30, 2010, 2009 and 2008, we recorded amortization expense of $27.2 million, $28.3 million and $28.0 million, respectively, related to other intangibles. We also recorded other adjustments to goodwill during the years ended September 30, 2009 and 2008, totaling $1.6 million and $4.1 million, respectively, as a result of resolving certain pre-acquisition tax liabilities. See Note 3 to our consolidated financial statements for further information.

Income Taxes

We account for income taxes in accordance with relevant authoritative accounting principles. Deferred income taxes are provided for all temporary differences based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period such changes are enacted.   A valuation allowance is established against deferred tax assets if the future realization of these assets is not likely based on the weight of the available evidence. Income taxes are provided on the undistributed earnings of foreign subsidiaries that are not considered to be permanently reinvested.

We recognize and measure benefits for uncertain tax positions which requires significant judgment from management. We evaluate our uncertain tax positions on a quarterly basis and base these evaluations upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results. See Note 7 to our consolidated financial statements for further impact of this guidance. Significant judgment is required to evaluate uncertain tax positions.

Recently Issued Accounting Pronouncements

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Act”) were enacted. The primary focus of the Act is to significantly reform health care in the United States. We have determined that this legislation does not create an immediate financial impact on our consolidated financial statements, however we will continue to evaluate any prospective effects of the Act.

In October 2009, the FASB issued an ASU that amended the accounting rules addressing revenue recognition for multiple-deliverable revenue arrangements by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. Additionally, the ASU provides for elimination of the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. A hierarchy for estimating such selling price is included in the update. This ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however early adoption and retroactive application are permitted. We plan to adopt this ASU in our fiscal year beginning October 1, 2010. We have evaluated the impact of this update, and do not expect it to have a material impact on our consolidated financial statements.

In October 2009, the FASB also issued an ASU that provides a list of items to consider when determining whether the software and non-software components function together to deliver a product's essential functionality. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however early adoption and retroactive application are permitted. We plan to adopt this ASU in our fiscal year beginning October 1, 2010. We have evaluated the impact of this update, and do not expect it to have a material impact on our consolidated financial statements.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Historically, our exposure to market risk for changes in interest rates relates primarily to our short and long-term debt obligations. At September 30, 2010, we had $385.1 million aggregate principal amount outstanding of term loans due 2013 pursuant to our then effective senior secured credit agreement and $114.3 million of 9.5% senior subordinated notes due 2016. The term loans and the revolving credit facility bear interest at floating rates. In May 2006, we entered into four interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations and to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2007, 2008 and 2009, interest rate swaps with a notional amount of $25.0 million, $30.0 million and $50.0 million, respectively, matured. As of September 30, 2010, we had an outstanding interest rate swap with a notional amount of $140.0 million. Giving effect to the interest rate swaps, a 0.25% increase in floating rates would increase our interest expense by $0.5 million annually. See “Hedging and Derivative Instruments” under Note 5 to our consolidated financial statements, which section is incorporated herein by reference.

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

We monitor our foreign currency exposure and, from time to time, will attempt to reduce our exposure through hedging. At September 30, 2010, we had no foreign currency contracts outstanding.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of Activant Solutions Inc.

We have audited the accompanying consolidated balance sheets of Activant Solutions Inc. (the Company) as of September 30, 2010 and 2009 and the related consolidated statements of operations and comprehensive income (loss), stockholder's equity, and cash flows for each of the three years in the period ended September 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Activant Solutions Inc. at September 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Austin, Texas
December 14, 2010

ACTIVANT SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands, except share data)	2010	2009
ASSETS:
Current assets:
Cash and cash equivalents	$74,290	$44,573
Trade accounts receivable, net of allowance for doubtful accounts of $3,958 and $4,446 at September 30, 2010 and 2009, respectively	36,200	34,196
Inventories	4,447	4,985
Deferred income taxes	3,961	4,274
Income taxes receivable	1,441	—
Prepaid expenses and other current assets	5,018	5,247
Assets of discontinued operations (Note 13)	—	7,418
Total current assets	125,357	100,693

Property and equipment, net	6,049	5,968
Intangible assets, net	167,358	190,847
Goodwill	541,454	541,454
Deferred financing costs	6,671	8,903
Other assets	5,017	3,413
Total assets	$851,906	$851,278

LIABILITIES AND STOCKHOLDER'S EQUITY:
Current liabilities:
Accounts payable	$20,131	$18,030
Payroll related accruals	17,229	17,417
Deferred revenue	29,196	26,117
Current portion of long-term debt	2,566	5,886
Accrued interest payable	8,039	7,582
Accrued expenses and other current liabilities	11,973	11,822
Liabilities of discontinued operations (Note 13)	—	2,278
Total current liabilities	89,134	89,132

Long-term debt, net of discount	496,829	517,009
Deferred tax liabilities	51,136	57,031
Other liabilities	17,945	21,576
Total liabilities	655,044	684,748

Commitments and contingencies (See Note 9)	—	—

Common Stock:
Par value $0.01, authorized 1,000 shares, 10 shares issued and outstanding at September 30, 2010 and 2009	—	—
Additional paid-in capital	261,337	257,570
Accumulated deficit	(56,119)	(80,680)
Other accumulated comprehensive loss:
Unrealized loss on cash flow hedge, net of taxes	(5,426)	(8,593)
Cumulative translation adjustment, net of taxes	(2,930)	(1,767)
Total stockholder's equity	196,862	166,530
Total liabilities and stockholder's equity	$851,906	$851,278
The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended September 30,
(in thousands)	2010	2009	2008
Revenues:
Systems	$125,465	$120,791	$159,672
Services	245,291	248,614	247,114
Total revenues	370,756	369,405	406,786

Cost of revenues (exclusive of depreciation and amortization of $18.8 million, $18.4 million, and $16.9 million for the years ended September 30, 2010, 2009 and 2008, respectively, included in amounts shown separately below):

Systems (Note 8)	65,396	65,205	85,765
Services (Note 8)	78,305	82,940	89,532
Total cost of revenues	143,701	148,145	175,297

Gross profit	227,055	221,260	231,489

Operating expenses:
Sales and marketing (Note 8)	58,039	55,581	63,116
Product development (Note 8)	34,381	35,951	41,226
General and administrative (Note 8)	27,904	24,502	32,550
Depreciation and amortization	39,611	38,613	36,968
Impairment of goodwill	—	107,000	—
Restructuring costs	2,981	4,342	2,070
Total operating expenses	162,916	265,989	175,930

Operating income (loss)	64,139	(44,729)	55,559

Interest expense	(31,350)	(40,977)	(51,196)
Gain on retirement of debt	—	18,958	—
Other income (expense), net	(101)	(992)	1,158
Income (loss) from continuing operations before income taxes	32,688	(67,740)	5,521
Income tax expense	13,948	20,120	4,378
Income (loss) from continuing operations	18,740	(87,860)	1,143
Income (loss) from discontinued operations, net of taxes (Notes 8 and13)	(357)	(4,175)	2,478
Gain from sale of discontinued operations, net of taxes (Note 13)	6,178	—	—
Net income (loss)	$24,561	$(92,035)	$3,621

Comprehensive income (loss):
Net income (loss)	$24,561	$(92,035)	$3,621
Unrealized gain (loss) on cash flow hedges, net of taxes	3,167	(3,008)	(2,694)
Foreign currency translation adjustment, net of taxes	(1,163)	(1,165)	(791)
Comprehensive income (loss)	$26,565	$(96,208)	$136

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Defitcit)	Other Accumulated Comprehensive Loss	Total Stockholder's Equity
(in thousands)	Shares	Amount
Balance, September 30, 2007	10	$—	$250,893	$8,003	$(2,702)	$256,194
Foreign currency translation adjustments, net of taxes	—	—	—	—	(791)	(791)
Repurchase of Activant Group common stock	—	—	(14)	—	—	(14)
Stock-based compensation	—	—	3,269	—	—	3,269
Unrealized loss on cash flow hedges, net of taxes	—	—	—	—	(2,694)	(2,694)
Adoption of FIN No. 48	—	—	—	(269)	—	(269)
Net income	—	—	—	3,621	—	3,621
Balance, September 30, 2008	10	—	254,148	11,355	(6,187)	259,316
Foreign currency translation adjustments, net of taxes	—	—	—	—	(1,165)	(1,165)
Exercise of options	—	—	196	—	—	196
Repurchases of Activant Group common stock	—	—	(385)	—	—	(385)
Stock-based compensation	—	—	3,611	—	—	3,611
Unrealized loss on cash flow hedges, net of taxes	—	—	—	—	(3,008)	(3,008)
Net loss	—	—	—	(92,035)	—	(92,035)
Balance, September 30, 2009	10	—	257,570	(80,680)	(10,360)	166,530
Foreign currency translation adjustments, net of taxes	—	—	—	—	(1,163)	(1,163)
Stock-based compensation	—	—	3,767	—	—	3,767
Unrealized gain on cash flow hedges, net of taxes	—	—	—	—	3,167	3,167
Net income	—	—	—	24,561	—	24,561
Balance, September 30, 2010	10	$—	$261,337	$(56,119)	$(8,356)	$196,862

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Year Ended September 30,
Operating activities:	2010	2009	2008
Net income (loss)	$24,561	$(92,035)	$3,621
(Income) loss from discontinued operations, net of income taxes	357	4,175	(2,478)
Gain from sale of discontinued operations, net of income taxes	(6,178)	—	—
Income (loss) from continuing operations	18,740	(87,860)	1,143
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Impairment of goodwill	—	107,000	—
Gain on retirement of debt	—	(18,958)	—
Stock-based compensation expense	3,750	3,569	3,233
Depreciation	5,054	5,048	5,895
Amortization of intangible assets	34,557	33,565	31,073
Amortization of deferred financing costs	2,232	2,370	2,477
Provision for doubtful accounts	2,151	1,525	2,435
Deferred income taxes	(5,582)	7,365	(6,167)
Changes in assets and liabilities:
Trade accounts receivable	(4,155)	7,434	12,694
Inventories	538	325	49
Prepaid expenses and other assets	(2,816)	(379)	4,397
Accounts payable	2,101	(1,201)	780
Deferred revenue	4,098	192	(1,561)
Accrued expenses and other	(2,213)	1,364	(2,450)
Net cash provided by operating activities – continuing operations	58,455	61,359	53,998
Net cash provided by (used in) operating activities – discontinued operations	(490)	3,388	4,897
Net cash provided by operating activities	57,965	64,747	58,895

Investing activities:
Purchase of property and equipment	(5,148)	(2,396)	(4,887)
Capitalized computer software and database costs	(11,068)	(9,024)	(6,690)
Net cash used in investing activities – continuing operations	(16,216)	(11,420)	(11,577)
Net cash provided by (used in) investing activities – discontinued operations (including proceeds from sale of business)	11,468	(2)	(37)
Net cash used in investing activities	(4,748)	(11,422)	(11,614)

Financing activities:
Repurchases of Activant Group common stock	—	(385)	(14)
Payments on long-term debt	(23,500)	(33,512)	(15,751)
Repurchases of debt	—	(39,840)	—
Deferred financing costs	—	—	(106)
Exercise of options	—	196	—
Net cash used in financing activities	(23,500)	(73,541)	(15,871)

Net cash from continuing operations	18,739	(23,602)	26,550
Net cash from discontinued operations	10,978	3,386	4,860
Net change in cash and cash equivalents	29,717	(20,216)	31,410
Cash and cash equivalents, beginning of period	44,573	64,789	33,379
Cash and cash equivalents, end of period	$74,290	$44,573	$64,789

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$28,662	$43,766	$47,997
Cash paid during the period for income taxes	$27,352	$8,552	$11,935
Cash received during the period for income taxes	$(539)	$(863)	$(3,457)
The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated balance sheets as of September 30, 2010 and 2009 and the accompanying consolidated statements of operations and comprehensive income (loss) and cash flows for each of the three years in the period ended September 30, 2010 represent our financial position, results of operations and cash flows as of and for the periods then ended. The accompanying financial statements include our accounts and the accounts of our wholly-owned subsidiaries.

In the opinion of our management, this discussion and analysis of our financial condition and results of operations reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results for the periods presented.

As further discussed in Note 13, in April 2010, we sold our productivity tools business which was previously presented in Other. Accordingly, we have separately classified the results of operations, assets and liabilities, and cash flows of the discontinued operations in the accompanying consolidated financial statements for the periods presented. The prior periods have been reclassified to conform to the current period presentation. Unless otherwise noted, the accompanying disclosures pertain to our continuing operations.

Description of Business

We are a leading provider of business management solutions to small and mid-market retail and distribution businesses. With over 35 years of operating history, we have developed substantial expertise designing, developing, marketing and supporting business solutions in these markets, which have the shared characteristics of being complex operations with advanced customer service and inventory management needs. We provide complete business management solutions to our customers, including business software, professional services, product support, data, information, supply chain services and, in many cases, some hardware products. All are designed to meet the unique requirements of retailers and distributors. Our integrated, real-time systems include point-of-sale/order entry, inventory and pricing management, customer relations management, eCommerce and general accounting solutions. We believe our solutions enable our customers to increase sales, boost productivity, operate more cost efficiently, improve inventory turns and enhance trading partner relationships.

We specialize in and target specific vertical industries through our two primary markets: retail and wholesale distribution, which we consider our segments for reporting purposes. These segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in authoritative accounting guidance regarding segments. We previously considered our segments to represent three primary vertical markets: hardlines and lumber, wholesale distribution and automotive. On October 1, 2009, we combined our Hardlines and Lumber and Automotive segments to create our Retail Distribution Group segment. We believe these segments more accurately reflect the manner in which our management views and evaluates the business and provides greater focus and allows us to better serve our markets.

Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts receivable based upon expected collectability. The reserve is established based upon an analysis of our aged receivables. Additionally, if necessary, a specific reserve for individual accounts is recorded when we become aware of a customer's inability to meet its financial obligations, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position. We also regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balance, and current economic conditions that may affect a customer's ability to pay.

Activity in our allowance for doubtful accounts was as follows for fiscal years 2010 and 2009 (in thousands):

Balance at September 30, 2007	$7,602
Additions charged to costs and expenses	2,435
Deductions	(4,833)
Balance at September 30, 2008	5,204
Additions charged to costs and expenses	1,525
Deductions	(2,283)
Balance at September 30, 2009	4,446
Additions charged to costs and expenses	2,151
Deductions	(2,639)
Balance at September 30, 2010	$3,958

Inventories

Inventories primarily consist of purchased parts and finished goods. Inventories are valued at the lower of cost or estimated fair market value with cost computed on an average cost basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. We record write downs for excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair market value based upon assumptions about future product life-cycles, product demand and market conditions. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In fiscal year 2010, we recorded a $2.1 million inventory valuation change in estimate to lower the cost basis of inventory as a result of a review and analysis of on-hand quantities relative to current and anticipated demand.

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

Software and Database Development Costs

In accordance with relevant authoritative accounting principles, costs incurred internally in creating computer software products are expensed until technological feasibility has been established, which is typically evidenced by a completed program design. Thereafter, applicable software development costs may be capitalized and subsequently reported at the lower of amortized cost or net realizable value. Costs incurred related to the accumulation of data for the development of databases are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized using the greater of the amount computed using (a) the ratio that current gross revenues bear to the total anticipated future gross revenues or (b) the straight-line method over the estimated economic life of the product not to exceed five years. Currently we amortize our software and database development costs over the straight-line method over three years. We are required to use our professional judgment in determining whether software development costs meet the criteria for immediate expense or capitalization using the criteria described above and evaluate software and database development costs for impairment at each balance sheet date by comparing the unamortized capitalized costs to the net realizable value. The net realizable value is the estimated future gross revenue from that product reduced by the estimated future costs of completing, maintaining and disposing of the product. We capitalized approximately $11.1 million, $9.0 million and $6.7 million of software and database development costs and recorded related amortization expense of approximately $7.4 million, $5.3 million and $3.1 million for the years ended September 30, 2010, 2009 and 2008, respectively. We had no write-offs of software and database development costs for any of these periods.

Deferred Financing Costs

Financing costs are deferred and amortized to interest expense using a method which approximates the effective interest method. At the time of any such repurchases or retirements, a proportionate amount of net deferred financing costs are written off and included in the calculation of gain/(loss) on retirement. We recognized amortization of deferred financing costs totaling $2.2 million, $2.4 million and $2.5 million for the years ended September 30, 2010, 2009 and 2008, respectively. We did not have any debt repurchases during the year ended September 30, 2010 and therefore did not write-off any deferred financing costs. During the year ended September 30, 2009, we repurchased approximately $60.7 million in face value of our senior subordinated notes in open market transactions and wrote off related deferred financing costs of $1.9 million. See Note 17 for additional information regarding the amended senior secured credit facilities and the related deferred financing costs.

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

We amortize other finite-lived intangible assets using the straight-line method over their estimated period of benefit, ranging from six to eleven years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of finite life intangible assets have been identified during any of the periods presented.

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

Professional and education services that are sold in connection with software license arrangements generally qualify for separate accounting from the license elements because they do not involve significant production, modification, or customization of our software products and are not otherwise considered to be essential to the functionality of such products. Revenue from such services is generally recognized as the services are performed. If the arrangement does not qualify for separate accounting of the software licenses and professional services, the combined software license and professional service elements are recognized based on contract accounting using either the percentage-of-completion or completed-contract method depending on whether or not costs to complete the services are reasonably estimable. The completed contract method is considered to be substantially completed when the customer is operational on the new system and the majority of related costs have been incurred.

Maintenance and content services are separately priced in our arrangements. Revenue is recognized ratably over the term of the arrangement.

Advertising Costs

We expense all advertising costs as incurred, and the amounts were not material for any of the periods presented.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of September 30 (in thousands):

	2010	2009
Corporate taxes payable	$6,108	$6,724
Sales and other taxes payable	1,293	1,155
Other current liabilities	4,572	3,943
Total	$11,973	$11,822

Income Taxes

We account for income taxes in accordance with relevant authoritative accounting principles. Deferred income taxes are provided for all temporary differences based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period such changes are enacted.   A valuation allowance is established against deferred tax assets if the future realization of these assets is not likely based on the weight of the available evidence. Income taxes are provided on the undistributed earnings of foreign subsidiaries that are not considered to be permanently reinvested.

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

Fair Value of Financial Instruments

Effective October 1, 2008, we adopted authoritative accounting guidance, which defines fair value, establishes a framework for measuring fair value as well as expands on required disclosures regarding fair value measurements. This guidance applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, trade accounts receivable, accounts payable and accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. See Note 6 for additional information.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain Risks and Concentrations

We perform ongoing credit evaluations of our customers and generally do not require collateral from our customers. We believe no significant concentrations of credit risk existed as of September 30, 2010 and 2009.

No single customer accounted for more than 10% of our total revenues during the years ended September 30, 2010, 2009 and 2008.

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

Stock-Based Compensation

We record stock-based compensation in accordance with authoritative accounting principles which requires all stock-based compensation to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. We estimate the fair value of stock options using a Black-Scholes option pricing model that uses certain assumptions including expected term, expected volatility of the underlying stock, expected dividend pay-out rate and risk-free rate of return. The expected term is based on historical data and represents the period of time that stock options granted are expected to be outstanding. Due to the fact that the common stock underlying the options is not publicly traded, the expected volatility is based on a comparable group of companies for the period. We do not intend to pay dividends on our common stock for the foreseeable future, and accordingly, use a dividend yield of zero. The risk-free rate for periods within the contractual life of the option is based on the Treasury Bill coupon rate for U.S. Treasury securities in effect at the time of the grant with a maturity approximating the expected term. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from the amount we have recorded in the current period. Furthermore, we have elected to to apply a straight-line recognition method to our stock-based compensation subject to graded vesting. As a result we evaluate the total compensation recognized at each vesting period to determine if the cumulative compensation cost recognized is at least equal to the grant date fair value of the vested options at any given time and as a result of such analysis record any necessary adjustment to stock-based compensation expense.

Recently Issued Accounting Pronouncements

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Act”) were enacted. The primary focus of the Act is to significantly reform health care in the United States. We have determined that this legislation does not create an immediate financial impact on our consolidated financial statements, however we will continue to evaluate any prospective effects of the Act.

In October 2009, the FASB issued an ASU that amended the accounting rules addressing revenue recognition for multiple-deliverable revenue arrangements by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. Additionally, the ASU provides for elimination of the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. A hierarchy for estimating such selling price is included in the update. This ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however early adoption and retroactive application are permitted. We plan to adopt this ASU in our fiscal year beginning October 1, 2010. We have evaluated the impact of this update, and do not expect it to have a material impact on our consolidated financial statements.

In October 2009, the FASB also issued an ASU that provides a list of items to consider when determining whether the software and non-software components function together to deliver a product's essential functionality. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however early adoption and retroactive application are permitted. We plan to adopt this ASU in our fiscal year beginning October 1, 2010. We have evaluated the impact of this update, and do not expect it to have a material impact on our consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation.

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following as of September 30 (in thousands):

	2010	2009
Furniture and equipment	21,318	$17,095
Service parts	616	1,021
Leasehold improvements	3,248	2,813
Gross property and equipment	25,182	20,929
Less accumulated depreciation	(19,133)	(14,961)
Total	$6,049	$5,968

NOTE 3 — GOODWILL

The carrying amount of goodwill by reportable segment was as follows as of September 30 2010 and 2009 (in thousands):

Retail Distribution Group	$207,166
Wholesale Distribution	334,288
Total	$541,454

Changes in the carrying amount of goodwill for fiscal years 2010 and 2009 are as follows (in thousands):

Balance at September 30, 2008	$650,032
Impairment of goodwill	(107,000)
Adjustments for pre-acquisition income tax liabilities	(1,578)
Balance at September 30, 2009	$541,454

Balance at September 30, 2010	$541,454

We account for goodwill in accordance with relevant authoritative accounting principles. Business acquisitions typically result in goodwill, and the recorded value of such asset may become impaired in the future. The determination of the value of goodwill requires management to make estimates and assumptions that affect our consolidated financial statements. Goodwill is tested for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Our annual testing for fiscal years 2010 and 2008 indicated no impairment of goodwill had occurred, and we had no write-offs to goodwill. During fiscal year 2009, due to the global economic recession, credit crisis and the significant decrease in the level of overall consumer spending, including spending in the markets that we serve, we recorded a goodwill impairment charge of $107.0 million related to our Retail Distribution Group. For the purpose of these analyses, our estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. We will not be required to make any current or future cash payments as a result of this impairment charge. We will continue to monitor if conditions exist that indicate additional potential impairment has occurred. If such conditions exist, we may be required to record additional impairments in the future and such impairments, if any, may be material.

In conjunction with the adoption of authoritative accounting guidance and the identification of additional pre-acquisition income tax uncertainties and basis adjustments related to temporary differences of acquired assets that are not expected to reverse, we recorded a net decrease to goodwill of approximately $1.6 million for the year ended September 30, 2009.

NOTE 4 — INTANGIBLE ASSETS

The components of intangible assets are as follows as of September 30, (in thousands):

	2010			2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology based	$70,600	$(48,109)	$22,491	$70,600	$(37,287)	$33,313
Customer based	159,997	(63,735)	96,262	159,997	(48,297)	111,700
Capitalized software and database costs	34,260	(17,212)	17,048	23,192	(9,830)	13,362
Trademarks and tradenames	3,741	(2,251)	1,490	3,741	(1,498)	2,243
Other	768	(640)	128	768	(478)	290
Total amortizable intangible assets	269,366	(131,947)	137,419	258,298	(97,390)	160,908
Trademarks and tradenames	29,939	—	29,939	29,939	—	29,939
Total	$299,305	$(131,947)	$167,358	$288,237	$(97,390)	$190,847

During the years ended September 30, 2010 and 2009, we recorded additions to intangible assets of $11.1 million and $9.0 million, respectively related to capitalized software and database costs.

Acquired finite-lived technology and customer based intangibles are generally amortized on a straight-line basis over their weighted average useful lives, generally six to eleven years. Amortization of capitalized software and database costs are computed based on the product's estimated economic life, generally three years. Tradenames are amortized using the straight-line method over their estimated period of benefit, generally five years. For the years ended September 30, 2010, 2009 and 2008, we recorded amortization expense of $34.6 million, $33.6 million and $31.1 million, respectively. Estimated amortization expense for each of the next five years is $38.1 million, $35.2 million, $31.3 million, $15.3 million, and $13.3 million, respectively.

We evaluate intangible assets with an indefinite life on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Our annual testing resulted in no impairment charges to intangible assets in the years ended September 30, 2010 and 2009. We will continue to monitor if conditions exist that indicate potential impairment has occurred. If such conditions exist, we may be required to record impairments in the future and such impairments, if any, may be material.

NOTE 5 — DEBT

Total debt consisted of the following as of September 30 (in thousands):

	2010	2009
Senior secured credit facility due 2013	$320,009	$331,227
Senior secured credit facility (incremental term loan) due 2013	65,091	67,373
Senior subordinated notes due 2016	114,295	114,295
Revolving credit facility due 2011	—	10,000
Total debt	499,395	522,895
Current portion	(2,566)	(5,886)
Total long-term debt, net of discount	$496,829	$517,009

Senior Secured Credit Agreement

On November 19, 2010, we amended our senior secured credit agreement to among other things, extend the maturity date for the repayment of a portion of the term loans outstanding thereunder, extend the date of maturity of the commitments in respect of a portion of our revolving credit facility and provide for additional flexibility in the financial covenant levels. See Note 17-Subsequent Events for further details.

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

In August 2007, we borrowed the $75.0 million incremental term loan, which matures on May 2, 2013, as well as $20.0 million of the revolving credit facility. During the year ended September 30, 2009, we repaid $10.0 million in principal payments towards the revolving credit facility. During the year ended September 30, 2010, we repaid the $10.0 million remaining outstanding principal balance on the revolving credit facility. Prior to fiscal year 2009, we did not make any principal repayments towards the revolving credit facility.

We may be required each year, generally concurrent with the filing of our Annual Report on Form 10-K, to make a mandatory principal prepayment for the preceding fiscal year towards term loans equal to a specified percentage of excess cash flow depending on our actually attained ratio of consolidated total debt to EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the senior subordinated notes and our senior secured credit facilities), all as defined in the senior secured credit agreement. Any mandatory prepayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year. For the period ended September 30, 2006 and for the years ended September 30, 2007, 2008, 2009 and 2010, we repaid $1.9 million, $25.2 million, $15.8 million, $23.5 million and $13.5 million, respectively, in principal towards the term loans. The fiscal year 2009 payments included approximately $3.3 million of fiscal year 2008 mandatory principal repayments and approximately $20.2 million of voluntary prepayments. After consideration of our voluntary prepayments made in fiscal year 2010, we have a remaining mandatory principal repayment due for fiscal year 2010 of approximately $2.6 million. We classified the remaining fiscal year 2010 mandatory repayment as current portion of long-term debt in the accompanying consolidated balance sheet. Any future excess cash flow- based payments will be dependent upon our attained ratio of consolidated total debt to adjusted EBITDA, upon us generating excess cash flow, and/or upon us making voluntary prepayments, all as defined in the senior secured credit agreement.

On April 2010, we completed the sale of our productivity tools business for approximately $12.0 million in cash. See Note 13 to our consolidated financial statements for more information. The senior secured credit agreement requires us to reinvest such cash proceeds in our business within 12 months of receipt and to prepay an aggregate principal amount of term loans equal to the amount of any cash proceeds not reinvested in our business. We expect to reinvest these cash proceeds in our business within such 12-month period.

The capital and credit markets have been experiencing extreme volatility and disruption during the past several years. These market conditions have, to a degree, affected our ability to borrow under our senior secured credit facilities. In September 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”) and on November 1, 2009, CIT Group Inc. (“CIT”), filed petitions under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. In December 2009, CIT confirmed that it had emerged from bankruptcy. A Lehman Brothers subsidiary, Lehman Commercial Paper Inc. (“Lehman CPI”) and a CIT subsidiary, The CIT Group/Equipment Financing, Inc. (“CIT Financing”), are lenders under our senior secured credit agreement, having provided commitments of $7.0 million and $7.5 million, respectively, under the revolving credit facility, of which no amounts were outstanding as of September 30, 2010. In October 2010, we attempted to draw down on their commitment and CIT Financing participated in our request for funding while Lehman CPI did not. As a result, depending upon whether Lehman CPI will participate in any future requests for funding or whether another lender assumes their commitment, our revolving line of credit is effectively reduced from $40.0 million to $33.0 million.

The borrowings under the senior secured credit agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank Trust Company Americas, and (2) the federal funds rate plus 0.50%; or (b) a reserve adjusted Eurocurrency rate on deposits for periods of one-, two-, three-, or six-months (or, to the extent agreed to by each applicable lender, nine- or twelve-months or less than one month). The initial applicable margin for the borrowings is:

•	under the term loan, 1.00% with respect to base rate borrowings and 2.00% with respect to Eurodollar rate borrowings;

•	under the incremental term loan, 1.50% with respect to base rate borrowings and 2.50% with respect to Eurocurrency rate borrowings; and

•	under the revolving credit facility, 1.00% with respect to base rate borrowings and 2.00% with respect to Eurocurrency rate borrowings, which may be reduced subject to our attainment of certain leverage ratios.

As a result of the amendment of our senior secured credit agreement in November 2010, the margin for borrowings with respect to our extended term loan and revolving commitments have changed. For more information regarding our amendment see Note 17-Subsequent Events.

In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate for both extended revolving commitments and non-extended revolving commitmentsis 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. As of September 30, 2010, our commitment fee was 0.375% per annum. We must also pay customary letter of credit fees for issued and outstanding letters of credit. As of September 30, 2010, we had $0.1 million of letters of credit issued and outstanding.

Substantially all of our assets and those of our subsidiaries are pledged as collateral under the senior secured credit agreement.

Derivative Instruments and Hedging Activities

Our objective in using interest rate swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  At the time we entered into the senior secured credit agreement, we entered into four interest rate swaps to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2007, 2008 and 2009, interest rate swaps with a notional amount of $25.0 million, $30.0 million and $50.0 million, respectively, matured. As of September 30, 2010, we had an outstanding interest rate swap with a notional amount of $140.0 million. As of and for the year ended September 30, 2010, there is no cumulative ineffectiveness related to these interest rate swaps.

We account for these interest rate swaps as cash flow hedges in accordance with relevant authoritative accounting principles. We estimate the fair value of the interest rate swaps based on quoted prices and market observable data of similar instruments. If the interest rate swap agreements are terminated prior to maturity, the fair value of the interest rate swaps recorded in accumulated other comprehensive income (loss) (“OCI”) may be recognized in the consolidated statements of operations based on an assessment of the agreements at the time of terminations. During the year ended September 30, 2010, we did not discontinue any interest rate swaps. The realized gains and losses on these instruments are recorded in earnings as adjustments to interest expense. The unrealized gains and losses are recognized in OCI. For the years ended September 30, 2010, 2009 and 2008, we recorded an unrealized gain of $4.9 million ($3.2 million net of tax), an unrealized loss of $4.4 million ($3.0 million net of tax) and an unrealized loss of $4.5 million ($2.7 million net of tax), respectively. At September 30, 2010, cumulative net unrealized losses of approximately $8.9 million, before taxes, were recorded in OCI, of which an estimated $7.1 million are expected to be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying transaction. To the extent any of the interest rate swaps are deemed ineffective, a portion of the unrealized gains and losses is recorded in interest expense rather than OCI. As of and for the year ended September 30, 2010, there is no cumulative ineffectiveness related to these interest rate swaps. In connection with the amended senior secured credit agreement on November 19, 2010, we will recompute the overall effectiveness of the interest rate swap in the three months ended December 31, 2010.

The following table summarizes the derivative-related activity, excluding taxes, in OCI for the fiscal year 2010 (in thousands):

Unrealized loss in OCI at September 30, 2009	$(13,723)
Net increase in fair value	4,873
Unrealized loss in OCI at September 30, 2010	$(8,850)

The following tables summarize the fair value and realized and unrealized losses of the interest rate swaps as of and for the year ended September 30, 2010 (in thousands):

		Fair Value of Derivative Instruments
		Derivative Assets		Derivative Liabilities
	Notional Amount	Location in the Consolidated Balance Sheet	Fair Value	Location in the Consolidated Balance Sheet	Fair Value
Interest rate swaps due November 2011	$140,000	Other assets	$—	Other liabilities	$(8,850)

	Effect of Derivative Instruments on Consolidated Statements of Operations
	Loss recognized in earnings (1)		Gain recognized in OCI	Gain/(Loss) reclassified from OCI into earnings (2)
	Location	Amount	Amount	Location	Amount
Interest rate swaps	Interest expense	$(7,431)	$4,873	Interest expense	$—

______________________________________________________________________________

(1)	Includes amounts related to periodic settlements required under our derivative contracts.

(2)	Represents ineffectiveness related to the interest rate swaps.

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

During the year ended September 30, 2009, we repurchased approximately $60.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $41.1 million (including accrued interest of $1.3 million). In connection with the debt repurchase, we wrote off deferred financing costs and other transaction fees of $1.9 million. As a result of these repurchases we recorded a gain on retirement of debt in the amount of $19.0 million. Pursuant to the American Recovery and Reinvestment Act of 2009, we have elected to defer payment of the income taxes associated with these gains until they are paid ratably from 2014 to 2018. The repurchased notes have been retired. There were no repurchases of notes during the year ended September 30, 2010. As of September 30, 2010, senior subordinated notes representing $114.3 million in principal amount were outstanding.

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

The terms of the senior secured credit agreement and the indenture governing the senior subordinated notes restrict certain activities by us, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets and transactions with affiliates. In addition, the senior secured credit agreement requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The senior secured credit agreement and the indenture also contain certain customary affirmative covenants and events of default. At September 30, 2010, we were in compliance with all of the senior secured credit agreement's and the indenture's covenants.

Compliance with these covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. Based on our plan for fiscal year 2011, we currently anticipate that we will be able to meet or exceed these financial tests and covenants during this period under the senior secured credit agreement (as amended on November 19, 2010) and the indenture. This expectation is based on our cost and revenue expectations for fiscal year 2011. Should the current economic conditions cause our business or our vertical markets to deteriorate beyond our expectations we may not be able to satisfy these financial tests and covenants.

In order to help ensure compliance with our covenants under our senior secured credit facilities, we may take additional actions in the future, including implementing additional cost cutting initiatives or making further changes to our operations. In the event of a default of the financial covenants referred to above, we may (but no more than two times in four fiscal quarters) cure the default by raising equity capital from our existing investors in an amount sufficient to pass, but not to exceed, the financial covenant. While we believe that these additional remedies provide us with some additional flexibility in maintaining compliance with our tests and covenants, they do not assure us that we will not find ourselves in violation of these tests and covenants. Upon the occurrence of an event of default under the senior secured credit facilities, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. Any such acceleration would also result in a default under the indenture governing the senior subordinated notes.

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

Aggregate maturities of debt, as of September 30, 2010, are as follows (in thousands):

2011	$2,566
2012	—
2013	382,534
2014	—
2015	—
Thereafter	114,295
Total	$499,395

NOTE 6 — FAIR VALUE

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

We record adjustments to appropriately reflect our nonperformance risk and the respective counterparty's nonperformance risk in our fair value measurements. As of September 30, 2010, we have assessed the significance of the impact of nonperformance risk on the overall valuation of our derivative position and have determined that it is not significant to the overall valuation of the derivatives.

The fair value of our cash equivalents, deferred compensation plan assets and liabilities and interest rate swaps was determined using the following inputs as of September 30, 2010 (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Cash equivalents (1)	$15,658	$—	$—	$15,658
Deferred compensation plan assets (2)	2,933	—	—	2,933

Liabilities:
Interest rate swap due 2011 (3)	—	(8,850)	—	(8,850)
Deferred compensation plan liabilities (3)	(2,205)	—	—	(2,205)
Total	$16,386	$(8,850)	$—	$7,536

______________________________________________________________________________

(1)	Included in cash and cash equivalents in our consolidated balance sheet.

(2)	Included in other assets in our consolidated balance sheet.

(3)	Included in other liabilities in our consolidated balance sheet.

Other Financial Assets and Liabilities

Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable and accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.

Long-term debt, including current-portion of long-term debt, as of September 30, 2010 had a carrying amount of $499.4 million and fair value of $493.3 million. As of September 30, 2009, long-term debt, including current-portion of long-term debt, had a carrying amount of $522.9 million and fair value of $498.9 million. The carrying amount is based on interest rates available upon the date of the issuance of debt and is reported in the consolidated balance sheets. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

NOTE 7 — INCOME TAXES

Significant components of the income tax expense attributable to continuing operations are as follows (in thousands):

	Year Ended September 30,
	2010	2009	2008
Current:
Federal	$16,841	$10,019	$7,247
State	3,406	3,702	2,886
Foreign	1,664	586	387
Total Current	21,911	14,307	10,520

Deferred:
Federal	(7,222)	5,327	(5,660)
State	(615)	610	(477)
Foreign	(126)	(124)	(5)
Total Deferred	(7,963)	5,813	(6,142)
Income tax expense attributable to continuing operations	$13,948	$20,120	$4,378

The provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes as a result of the following (in thousands):

	Year Ended September 30,
	2010	2009	2008
Income tax expense at statutory federal income tax rate	$11,441	$(23,710)	$1,932
Permanent differences - impairment of goodwill	—	40,075	—
Deemed dividend from foreign subsidiary	6,230	—	—
State taxes, net of federal income tax expense	1,814	2,807	1,561
Other permanent differences	109	33	465
Foreign tax credit	(2,366)	(250)	(250)
Other	(566)	(98)	266
Change in tax rates applied to deferred taxes	(1,445)	992	(298)
Change in valuation allowance	(38)	26	415
Change in reserves	(1,231)	245	287
Income tax expense attributable to continuing operations	$13,948	$20,120	$4,378

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes as of September 30 are as follows (in thousands):

	2010	2009
Deferred tax assets:
Current deferred tax assets:
Inventory and sales return reserves	$1,156	$844
Accrued expenses	473	1,398
Bad debts and other	1,731	1,694
Deferred income	666	675
	4,026	4,611

Non-current deferred tax assets:
Net operating losses and tax credit carry forward	4,235	5,004
Depreciation and amortization	6,226	5,426
Stock-based compensation	5,767	4,477
Accrued expenses	1,403	2,170
Unrealized losses	3,469	5,564
	21,100	22,641

Valuation allowance	(3,878)	(3,615)
Total deferred tax assets	21,248	23,637

Deferred tax liabilities:
Software and intangible assets - non-current	(68,358)	(76,057)
Other - current	(65)	(337)
Total deferred tax liabilities	(68,423)	(76,394)

Net deferred tax liabilities	$(47,175)	$(52,757)

As of September 30, 2010, we had $3.0 million of federal and $7.8 million of state net operating loss (“NOL”) carry forwards expiring between 2011 and 2028, if not utilized. We also had foreign NOLs of $0.1 million expiring in 2028, and $18.8 million that are not subject to expiration. During the fourth quarter of fiscal year 2010, we recorded a tax liability of $3.8 million, of which $2.2 million related to prior years, associated with a deemed dividend from one of our foreign subsidiaries.  The deemed dividend occurred due to a re-characterization for tax purposes of certain intercompany balances between the Company and one of its foreign subsidiaries and this subsidiary's undistributed earnings.

The valuation allowance increased by $0.3 million during the year ended September 30, 2010. The $3.9 million valuation allowance at September 30, 2010 is primarily comprised of allowances against net operating loss carry-forwards. Approximately $3.9 million of deferred tax assets currently subject to a valuation allowance will be recorded as a decrease to income tax expense if the benefits are ultimately realized.

Substantially all of our operating income from continuing operations was generated from domestic operations during 2010 and 2009. We have not provided for U.S. federal income and foreign withholding taxes on approximately $15.0 million of certain non-U.S. subsidiaries' undistributed earnings as of September 30, 2010. These earnings would become subject to taxes of approximately $2.3 million, if they were actually or deemed to be remitted to the parent company as dividends or if we should sell our stock in these subsidiaries. We intend to permanently reinvest the undistributed earnings.

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

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2010 and 2009, the balance of accrued interest and penalties was approximately $0.3 million.

Changes in the balance of unrecognized tax benefits (excluding interest and penalties, classified in other non-current liabilities) is as follows (in thousands):

Balance as of October 1, 2008	$6,029
Additions based on tax positions related to the current year	170
Additions based on tax positions related to prior years	481
Reductions for settlements with taxing authorities	(3,238)
Reductions as a result of a lapse of applicable statute of limitations	(973)
Balance as of September 30, 2009	2,469
Additions based on tax positions related to the current year	—
Reductions based on tax positions related to prior years	(638)
Reductions for settlements with taxing authorities	—
Reductions as a result of a lapse of applicable statute of limitations	(298)
Balance as of September 30, 2010	$1,533

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and deferred tax asset are approximately $1.3 million and $0.2 million, respectively, as of September 30, 2010. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject, and we are not currently under U.S. federal examination for any tax year.

It is reasonably possible as of September 30, 2010 that the unrecognized tax liabilities will decrease by approximately $0.5 million within the next twelve months, primarily due to tax positions relating to transfer pricing.

NOTE 8 — EMPLOYEE STOCK AND SAVINGS PLANS

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense and its allocation within the consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Year Ended September 30,
	2010	2009	2008
Cost of revenues
Systems	$62	$27	$28
Services	233	189	228
Operating expenses
Sales and marketing	1,359	1,299	938
Product development	297	275	336
General and administrative	1,799	1,779	1,703
Total stock based compensation expense from continuing operations	3,750	3,569	3,233
Total stock based compensation expense from discontinued operations	17	42	36
Total stock based compensation expense	$3,767	$3,611	$3,269

We also recognized a total income tax benefit in the consolidated statements of operations and comprehensive income (loss) related to the total stock-based compensation expense amounts above, of approximately $1.4 million, $1.6 million, and $1.3 million for the years ended September 30, 2010, 2009 and 2008, respectively.

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

The fair value of each award granted from the Activant Group Inc. 2006 Stock Incentive Plan (the “Stock Incentive Plan”), during the years ended September 30, 2010 and 2009, was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended September 30:

	2010	2009
Expected term	6.66 years	6.66 years
Expected volatility	44.29%	72.92%
Expected dividends	—%	—%
Risk-free rate	2.56%	1.79%

The weighted-average estimated grant date fair values for the employee stock options granted under the Stock Incentive Plan during the three years in the period ended September 30, 2010, 2009 and 2008 were $2.40 per share, $2.86 per share and $2.45 per share, respectively.

2006 Stock Incentive Plan

As of September 30, 2010, the Stock Incentive Plan had 7,916,958 authorized shares (of which 45,000 shares were issued and subsequently repurchased and retired in fiscal year 2009) of Activant Group common stock reserved for issuances pursuant to existing and future awards thereunder. The exercise price of options granted under the Stock Incentive Plan may not be less than the fair market value at the date of grant as determined in good faith by the board of directors of Activant Group from time to time. Options granted under the Stock Incentive Plan vest in varying amounts over a period up to five years and expire ten years from the date of the grant.

Information with respect to stock option activity for the fiscal years ended September 30, 2010 and 2009 are as follows:

	Stock Incentive Plan		Weighted Average Contractual Term
	Number of Shares	Weighted Average Exercise Price
Total options outstanding at September 30, 2008	6,809,823	$4.40
Options granted	1,356,000	4.49
Options forfeited	(351,750)	4.41
Options exercised	(45,000)	4.35
Total options outstanding at September 30, 2009	7,769,073	$4.42
Options granted	113,000	4.99
Options forfeited	(709,250)	4.23
Total options outstanding at September 30, 2010	7,172,823	$4.44	6.63 years

Total options exercisable at September 30, 2010	5,104,462	$4.42	6.34 years

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

Information on stock options for the year ended September 30, 2010 under the Predecessor Company Plan is as follows:

	Predecessor Company Plan		Weighted Average Contractual Term
	Number of Shares	Weighted Average Exercise Price
Total options outstanding at September 30, 2009	333,334	$1.00
Options granted	—
Options forfeited	—
Options exercised	—
Total options outstanding and exercisable at September 30, 2010	333,334	$1.00	5.59 years

At September 30, 2010, the total intrinsic value of both outstanding and exercisable stock options under the Predecessor Company Plan was $1.4 million. Under the Stock Incentive Plan, the total intrinsic values of outstanding and exercisable stock options as of September 30, 2010 were $5.1 million and $3.8 million, respectively. At September 30, 2010, there was approximately $4.7 million of total unrecognized stock-based compensation expense related to unvested stock options, which we expect to recognize as expense in future periods through 2014. Options with a fair value of $3.8 million, $4.0 million and $3.1 million became vested during fiscal years 2010, 2009 and 2008, respectively.

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

The 401(k) Plan provides for contributions as determined annually by our board of directors. For the last three quarters of fiscal year 2010 and all of fiscal years 2009 and 2008, we matched 50%, up to $3,000 in total, of the first 6% of compensation contributed by each employee. The deferred amount could not exceed 25% of the annual aggregate salaries of those employees eligible for participation (highly compensated executive participants were limited to a maximum of 10%). In July 2009, in light of the economic conditions at that time, we suspended our matching contributions to the 401(k) Plan, as permitted under Sections 401(k) and 401(a) of the Internal Revenue Code. In July 2010 we reinstated our matching contributions to the 401(k) Plan. For the years ended September 30, 2010, 2009 and 2008, our contributions amounted to $2.0 million, $2.4 million and $3.0 million, respectively. During fiscal year 2010 and 2009, we made catch-up matching contributions of $0.9 million and $1.5 million, respectively, which are included in the aforementioned contribution amounts.

Deferred Compensation Plan

On December 18, 2008, our board of directors approved the amendment and restatement of our “top-hat” deferred compensation plan effective as of December 31, 2008 (“Deferred Compensation Plan”). Under the Deferred Compensation Plan, an eligible participant is permitted to defer, in compliance with Section 409A of the Internal Revenue Code, any percentage (from 0% to 100%) of his or her qualifying base salary and bonus above the limit that could be contributed to our 401(k) Plan for each calendar year. Additionally, we can credit participant accounts with employer contributions at any time, but we did not make any such contributions during the 2010 and 2009 fiscal years. All amounts allocated to a participant's deferral account are adjusted at the end of each calendar year for investment gains and losses based on the performance of certain hypothetical investment choices selected by participants. Participants may change their selected investment choices as permitted by the plan administrator. We remain liable to pay all amounts deferred in a participant's deferral account, as adjusted for all notional investment gains and losses, at the time specified in a participant's deferral election, or otherwise as permitted under the terms of the Deferred Compensation Plan.

At September 30, 2010 and September 30, 2009, our liability to plan participants for salary deferrals, adjusted for notional gains and losses, was $2.2 million and $1.8 million, respectively.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Operating Leases

We rent integration and distribution, software development and data entry facilities; administrative, executive, sales, and customer support offices; and, certain office equipment under non-cancelable operating lease agreements. Certain lease agreements contain renewal options and rate adjustments. We recorded rental expense of $6.3 million, $7.1 million and $7.0 million for the years ended September 30, 2010, 2009 and 2008, respectively. Future minimum rental commitments under all non-cancelable operating leases as of September 30, 2010 are as follows (in thousands):

Year ending September 30,
2011	$5,958
2012	3,849
2013	1,818
2014	1,340
2015	988
Thereafter	170
Total	$14,123

NOTE 10 — RESTRUCTURING COSTS

During the year ended September 30, 2010, our management approved restructuring plans to continue to streamline and focus our operations and to more properly align our cost structure with current business conditions and our projected future revenue streams. These plans included the elimination of certain employee positions and the consolidation of space within multiple facilities locations. As of September 30, 2010, all of the affected employees had been notified and terminated, and the facility consolidation had been completed. In accordance with relevant authoritative accounting principles, we recorded restructuring charges of approximately $3.0 million related to workforce reductions (comprised of severance and related benefits) and the facility consolidation, including additional charges for past actions related to certain employee termination benefits that are required to be accrued from the time of notification through the date specified in the benefit. All restructuring charges were recorded in “Restructuring Costs” in the consolidated statements of operations and comprehensive income (loss).

We also undertook certain restructuring actions in prior years. During the year ended September 30, 2009, our management approved restructuring plans for eliminating certain employee positions and the consolidation of space within multiple facilities location. All of the affected employees had been notified and terminated, and all of the facilities consolidations had been completed. In accordance with relevant authoritative accounting principles, we recorded restructuring charges of approximately $4.3 million for the year ended September 30, 2009, related to workforce reductions (comprised of severance and related benefits) and consolidation of facilities. All restructuring charges were recorded in “Restructuring Costs” in the consolidated statements of operations and comprehensive income (loss).

We also undertook certain restructuring actions in fiscal year 2008. We recorded restructuring charges of approximately $2.1 million related to workforce reductions (comprised of severance and related benefits) and consolidation of facilities in the year ended September 30, 2008. All of the affected employees have been notified and terminated. Our restructuring liability for these fiscal year 2008 actions was less than $0.1 million as of September 30, 2009. During the year ended September 30, 2009, we accrued additional charges for these past actions related to certain employee termination benefits that are required to be accrued from the time of notification through the date specified in the benefit.

Our restructuring liability at September 30, 2010, was approximately $1.7 million and the changes in our restructuring liabilities for the year then ended were as follows (in thousands):

	Balance at			Balance at
	September 30, 2009	Restructuring Charges	Payments	September 30, 2010
2010 Actions — Severance and Related Benefits	$—	$2,283	$(1,520)	$763
2010 Actions — Facility Closings	—	692	(117)	575
2009 Actions — Severance and Related Benefits	30	—	(30)	—
2009 Actions — Facility Closings	812	6	(430)	388
	$842	$2,981	$(2,097)	$1,726

NOTE 11 — RELATED PARTY TRANSACTIONS

As of September 30, 2010, we owned approximately 46% of Internet Autoparts, Inc. (“Internet Autoparts”), a web-based parts ordering and communication company. For the fiscal years ended September 30, 2010, 2009 and 2008, we did not receive a dividend. Currently, we have an accumulated loss in our investment in Internet Autoparts and have temporarily discontinued applying the equity method of recording investment earnings in accordance with relevant authoritative accounting principles, as we have no requirement to fund future losses. If we are able to recover the net losses accumulated over the years, we will then resume applying the equity method to our investment in Internet Autoparts.

NOTE 12 — SEGMENT REPORTING

We are a leading provider of business management solutions to small and mid-market retail and distribution businesses. With over 35 years of operating history, we have developed substantial expertise designing, developing, marketing and supporting business solutions in these markets, which have the shared characteristics of being complex operations with advanced customer service and inventory management needs. We provide complete business management solutions to our customers, including business software, professional services, product support, data, information, supply chain services and, in many cases, some hardware products. All are designed to meet the unique requirements of retailers and distributors. Our integrated, real-time systems include point-of-sale/order entry, inventory and pricing management, customer relations management, eCommerce and general accounting solutions. We believe our solutions enable our customers to increase sales, boost productivity, operate more cost efficiently, improve inventory turns and enhance trading partner relationships.

We specialize in and target specific vertical industries through our two primary markets: retail and wholesale distribution, which we consider our segments for reporting purposes. These segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in authoritative accounting guidance regarding segments. We previously considered our segments to represent three primary vertical markets: hardlines and lumber, wholesale distribution and automotive. On October 1, 2009, we combined our Hardlines and Lumber and Automotive segments to create our Retail Distribution Group segment. We believe these segments more accurately reflect the manner in which our management views and evaluates the business and provides greater focus and allows us to better serve our markets. Additionally, as discussed in Note 13, in April 2010, we sold our productivity tools business which was previously presented in Other. These amounts have been separately presented as discontinued operations in the accompanying financial statements. The prior periods have been reclassified to conform to the current period presentation. Unless otherwise noted, the accompanying disclosures pertain to our continuing operations.

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

A description of the businesses served by each of our reportable segments follows:

•
Retail Distribution Group segment. The retail distribution market consists of a range of specialty retail and distribution vertical markets, including independent hardware retailers; home improvement centers; paint stores; farm supply stores; retail nurseries and garden centers; lumber and building material dealers; pharmacies; and specialty retailers, primarily in the United States; and customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks (including manufacturers, warehouse distributors, parts stores, and professional installers) in North America, the United Kingdom and Ireland, as well as several retail chains in North America.

•
Wholesale Distribution segment. The wholesale distribution market consists of distributors in a wide range of vertical markets, including electrical supply; plumbing; medical supply; heating and air conditioning; tile; industrial machinery and equipment; industrial supplies; fluid power; janitorial and sanitation products; paper and packaging; and service establishment equipment vendors, primarily in the United States.

•
Other. Other primarily consists of revenue from network support and security monitoring as well as third party hardware support.  In prior fiscal years these revenue streams were reported at the corporate level, beginning in fiscal 2010 they are being managed as part of the Retail Distribution Group.

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

Our reportable segment financial information for the years ended September 30, 2010, 2009 and 2008 are as follows (in thousands):

	Year ended September 30, 2010				Year ended September 30, 2009
	Retail Distribution Group	Wholesale Distribution	Other	Total	Retail Distribution Group	Wholesale Distribution	Other	Total
Revenues	$217,373	$153,383	$—	$370,756	$212,238	$156,794	$373	$369,405
Contribution Margin	$70,351	$66,496	$—	$136,847	$68,071	$64,938	$373	$133,382

	Year ended September 30, 2008
	Retail Distribution Group	Wholesale Distribution	Other	Total
Revenues	$236,432	$169,311	$1,043	$406,786
Contribution Margin	$63,562	$65,673	$1,020	$130,255

Certain of our operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include marketing costs other than direct marketing, general and administrative costs such as legal and finance, stock-based compensation expense, depreciation and amortization of intangible assets, restructuring costs, interest expense, and other income.

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

The reconciliation of total segment contribution margin to our income (loss) from continuing operations before income taxes is as follows (in thousands):

	Year Ended September 30,
	2010	2009	2008
Segment contribution margin	$136,847	$133,382	$130,255
Corporate and unallocated costs	(26,366)	(24,587)	(32,425)
Stock-based compensation expense	(3,750)	(3,569)	(3,233)
Depreciation and amortization	(39,611)	(38,613)	(36,968)
Impairment of goodwill	—	(107,000)	—
Restructuring costs	(2,981)	(4,342)	(2,070)
Interest expense	(31,350)	(40,977)	(51,196)
Gain on retirement of debt	—	18,958	—
Other income (expense), net	(101)	(992)	1,158
Income (loss) from continuing operations before income taxes	$32,688	$(67,740)	$5,521

Geographic Segments

A breakdown by geographic area of revenues and total fixed assets is shown below. The geographic area covers the United States and Other, which includes Canada, United Kingdom and Ireland.

	Year Ended September 30,
(in thousands)	2010	2009	2008
Revenues:
United States	$356,509	$355,640	$389,281
Other	14,247	13,765	17,505
Total	$370,756	$369,405	$406,786

	September 30,
	2010	2009
Fixed assets:
United States	$5,955	$5,865
Other	94	103
Total	$6,049	$5,968

NOTE 13 — DISCONTINUED OPERATIONS

On April 16, 2010, we completed the sale of our productivity tools business for approximately $12.0 million in cash. The gain recorded on the sale was approximately $6.2 million, net of $3.0 million in taxes. Accordingly, we have separately classified the results of operations, assets and liabilities, and cash flows of the discontinued operations in the consolidated financial statements for all periods presented.

Income (loss) from discontinued operations, net of income taxes, for the year ended September 30, 2010, 2009 and 2008 is summarized as follows (in thousands):

	Year Ended September 30,
	2010	2009	2008
Revenue from discontinued operations	$6,452	$9,538	$19,584
Expenses from discontinued operations	4,661	15,083	16,680
Income (loss) from discontinued operations before income taxes	1,791	(5,545)	2,904
Income tax expense (benefit)	2,148	(1,370)	426
Income (loss) from discontinued operations, net of income taxes	$(357)	$(4,175)	$2,478

The summarized balance sheets of discontinued operations consisted of the following as of September 30 (in thousands):

	2010	2009
Trade accounts receivable, net of allowance for doubtful accounts	$—	$216
Deferred income taxes	—	3,205
Prepaid expenses and other current assets	—	42
Property and equipment, net	—	105
Intangible assets, net	—	1,547
Goodwill	—	2,264
Other assets	—	39
Assets of discontinued operations	$—	$7,418

Payroll related accruals	—	$370
Deferred revenue	—	1,647
Accrued expenses and other current liabilities	—	261
Liabilities of discontinued operations	$—	$2,278

The cash receipts and payments related to the discontinued operations have been reflected as cash inflows and outflows, respectively in the consolidated statements of cash flows.

NOTE 14 — LITIGATION

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

On July 12, 2010, Internet Autoparts, Inc. (“IAP”) filed a complaint in the District Court of Travis County, Texas (the “District Court”) against Activant Solutions Inc. ("Activant"). In the complaint, IAP alleged that we aided and abetted breaches  of fiduciary duties by our appointee directors of IAP, and that we tortiously interfered with a contractual relationship of IAP by licensing catalogs and catalog services to General Parts, Inc. (“GPI”), which then allegedly used such catalogs and services to breach a covenant not to compete in IAP's stockholders agreement. Both Activant and GPI are parties to IAP's stockholders agreement. IAP seeks to recover unspecified damages, including punitive damages, consequential or special damages, interest and any other relief to which it may be entitled.

On August 6, 2010 Activant answered IAP's complaint and filed a motion to dismiss or stay IAP's lawsuit in favor of arbitration. On August 6, 2010 Activant also filed a demand for arbitration against IAP with the American Arbitration Association (“AAA”), seeking a declaratory judgment that Activant's contracts with IAP expressly permit Activant to license catalogs and catalog services to GPI.

On September 16, 2010, the District Court abated IAP's lawsuit in favor of arbitration.  IAP then filed an amended answering statement with the AAA and asserted as counterclaims the same claims that it had originally filed in the District Court.  Activant has responded to IAP's counterclaims. An arbitration hearing has been scheduled for May 23, 2011.

We believe we have meritorious defenses to this lawsuit. Although we intend to defend the lawsuit vigorously, there can be no assurance that we will be successful in our defense, and damages resulting from an unsuccessful defense could have a material adverse effect on our business, financial condition, results of operations or cash flows. Even if we are successful, we may incur substantial legal fees and other costs in defending the lawsuit and the efforts and attention of our management and technical personnel may be diverted, which could also have a material adverse effect on our business, financial condition, results of operations or cash flows. We own approximately 46% of the outstanding common stock of IAP and hold two of five seats on IAP's board of directors.

NOTE 15 — GUARANTOR CONSOLIDATION

The senior secured credit agreement and the senior subordinated notes are guaranteed by our existing, wholly-owned domestic subsidiaries HM COOP LLC, Activant Wholesale Distribution Solutions Inc., and Atlas Disposition Group Inc. (formerly known as Speedware Group, Inc.) (collectively, the “Guarantors”). Since September 30, 2006, (i) the following subsidiaries have been merged into Activant Solutions Inc.: Triad Systems Financial Corporation, Triad Data Corporation, CCI/TRIAD Gem, Inc., Enterprise Computing Inc., Speedware Holdings, Inc., CCI/ARD, Inc., Triad Systems Corporation, Speedware USA, Inc. and Atlas Disposition Group Inc. (formerly known as Speedware Group Inc.) ; (ii) the following subsidiary has been merged into Atlas Disposition Group Inc.: Atlas America, Inc. (formerly known as Speedware America, Inc.); and (iii) the following subsidiaries have been merged into Activant Wholesale Distribution Solutions Inc. (formerly known as Prophet 21 New Jersey, Inc.): Prophet 21 Investment Corporation, Prophet 21 Canada, Inc., SDI Merger Corporation, Distributor Information Systems Corporation, Trade Services Systems, Inc., STANPak Systems, Inc., Prelude Systems Inc. and Greenland Holding Corp. Our other subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the senior secured credit agreement and the senior subordinated notes. The accompanying consolidating balance sheets as of September 30, 2010 and September 30, 2009 and the accompanying consolidating statements of operations for the years ended September 30, 2010, 2009 and 2008 and cash flows for the years ended September 30, 2010, 2009 and 2008 represent the financial position, results of operations and cash flows of our Guarantors and Non-Guarantors.

Consolidating Balance Sheet as of September 30, 2010

	Guarantor		Non- Guarantor Subsidiaries
(in thousands)	Principal Operations	Subsidiaries		Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$68,451	$8	$5,831	$—	$74,290
Trade accounts receivable, net of allowance for doubtful accounts	16,979	16,489	2,732	—	36,200
Inventories	4,214	37	196	—	4,447
Deferred income taxes	2,734	1,227	—	—	3,961
Income taxes receivable	555	(83)	969	—	1,441
Prepaid expenses and other current assets	4,624	295	99	—	5,018
Total current assets	97,557	17,973	9,827	—	125,357

Property and equipment, net	5,597	358	94	—	6,049
Intangible assets, net	149,847	16,333	1,178	—	167,358
Goodwill	442,145	91,956	1,316	6,037	541,454
Deferred financing costs	6,671	—	—	—	6,671
Investments in subsidiaries	17,081	—	—	(17,081)	—
Intercompany receivables (payables)	(121,746)	120,528	1,218	—	—
Other assets	4,842	165	13	(3)	5,017
Total assets	$601,994	$247,313	$13,646	$(11,047)	$851,906

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$19,056	$919	$156	$—	$20,131
Payroll related accruals	9,223	7,535	471	—	17,229
Deferred revenue	7,805	20,427	964	—	29,196
Current portion of long-term debt	2,566	—	—	—	2,566
Accrued interest payable	8,039	—	—	—	8,039
Accrued expenses and other current liabilities	11,065	2,271	(1,363)	—	11,973
Total current liabilities	57,754	31,152	228	—	89,134

Long-term debt	496,829	—	—	—	496,829
Deferred tax and other liabilities	69,312	(599)	368	—	69,081
Total liabilities	623,895	30,553	596	—	655,044

Total stockholder's equity (deficit)	(21,901)	216,760	13,050	(11,047)	196,862
Total liabilities and stockholder's equity (deficit)	$601,994	$247,313	$13,646	$(11,047)	$851,906

Consolidating Balance Sheet as of September 30, 2009

	Guarantor		Non- Guarantor Subsidiaries
(in thousands)	Principal Operations	Subsidiaries		Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$42,001	$215	$2,357	$—	$44,573
Trade accounts receivable, net of allowance for doubtful accounts	16,818	14,383	2,995	—	34,196
Inventories	3,576	1,185	224	—	4,985
Deferred income taxes	3,057	1,217	—	—	4,274
Prepaid expenses and other current assets	4,651	454	142	—	5,247
Assets of discontinued operations	6	—	7,412		7,418
Total current assets	70,109	17,454	13,130	—	100,693

Property and equipment, net	5,347	518	103	—	5,968
Intangible assets, net	167,675	23,134	38	—	190,847
Goodwill	448,840	91,956	(5,379)	6,037	541,454
Investments in subsidiaries	16,769	—	—	(16,769)	—
Intercompany receivables (payables)	(89,255)	99,035	(9,780)	—	—
Deferred financing costs	8,903	—	—	—	8,903
Other assets	3,270	181	(38)	—	3,413
Total assets	$631,658	$232,278	$(1,926)	$(10,732)	$851,278

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$16,456	$1,635	$(61)	$—	$18,030
Payroll related accruals	(13,401)	29,850	968	—	17,417
Deferred revenue	5,875	19,497	745	—	26,117
Current portion of long-term debt	5,886	—	—	—	5,886
Accrued interest payable	7,582	—	—	—	7,582
Accrued expenses and other current liabilities	11,946	1,701	(1,825)	—	11,822
Liabilities of discontinued operations	—	—	2,278	—	2,278
Total current liabilities	34,344	52,683	2,105	—	89,132

Long-term debt	517,009	—	—	—	517,009
Deferred tax and other liabilities	81,283	(2,723)	47	—	78,607
Total liabilities	632,636	49,960	2,152	—	684,748

Total stockholder's equity (deficit)	(978)	182,318	(4,078)	(10,732)	166,530
Total liabilities and stockholder's equity (deficit)	$631,658	$232,278	$(1,926)	$(10,732)	$851,278

Consolidating Statement of Operations for the Year Ended September 30, 2010

	Guarantor		Non- Guarantor Subsidiaries
(in thousands)	Principal Operations	Subsidiaries		Eliminations	Consolidated
Revenues:
Systems	$70,453	$51,577	$3,435	$—	$125,465
Services	135,848	98,591	10,852	—	245,291
Total revenues	206,301	150,168	14,287	—	370,756

Cost of revenues:
Systems	39,185	23,743	2,468	—	65,396
Services	50,781	21,896	5,628	—	78,305
Total cost of revenues	89,966	45,639	8,096	—	143,701

Gross profit	116,335	104,529	6,191	—	227,055

Operating expenses:
Sales and marketing	33,863	22,047	2,129	—	58,039
Product development	14,963	17,838	1,580	—	34,381
General and administrative	25,855	1,502	547	—	27,904
Depreciation and amortization	32,073	7,036	502	—	39,611
Restructuring costs	1,984	445	552	—	2,981
Total operating expenses	108,738	48,868	5,310	—	162,916

Operating income	7,597	55,661	881	—	64,139

Interest income (expense)	(32,308)	(10)	968	—	(31,350)
Other income (expense), net	(6,009)	(621)	6,529	—	(101)

Income (loss) before income taxes	(30,720)	55,030	8,378	—	32,688
Income tax (benefit) expense	(6,799)	20,562	185	—	13,948
Income (loss) from continuing operations	(23,921)	34,468	8,193	—	18,740
Income (loss) from discontinued operations, net of income taxes	3,866	(31)	(4,192)	—	(357)
Gain (loss) from sale of discontinued operations, net of income taxes	(7,134)	—	13,312	—	6,178
Net income (loss)	$(27,189)	$34,437	$17,313	$—	$24,561

Consolidating Statement of Operations for the Year Ended September 30, 2009

	Guarantor		Non- Guarantor Subsidiaries
(in thousands)	Principal Operations	Subsidiaries		Eliminations	Consolidated
Revenues:
Systems	$60,929	$56,348	$3,514	$—	$120,791
Services	140,556	97,850	10,208	—	248,614
Total revenues	201,485	154,198	13,722	—	369,405

Cost of revenues:
Systems	37,987	25,034	2,184	—	65,205
Services	53,370	24,535	5,035	—	82,940
Total cost of revenues	91,357	49,569	7,219	—	148,145

Gross profit	110,128	104,629	6,503	—	221,260

Operating expenses:
Sales and marketing	31,345	21,981	2,255	—	55,581
Product development	14,659	19,952	1,340	—	35,951
General and administrative	21,997	1,604	901	—	24,502
Depreciation and amortization	30,773	7,191	649	—	38,613
Impairment of goodwill	107,000	—	—	—	107,000
Restructuring costs	2,897	378	1,067	—	4,342
Total operating expenses	208,671	51,106	6,212	—	265,989

Operating income (loss)	(98,543)	53,523	291	—	(44,729)

Interest income (expense)	(41,685)	(12)	720	—	(40,977)
Gain on retirement of debt	18,958	—	—	—	18,958
Other income (expense), net	1,268	(328)	(1,932)	—	(992)
Income (loss) from continuing operations before income taxes	(120,002)	53,183	(921)	—	(67,740)
Income tax expense	16,398	1,234	2,488	—	20,120
Income (loss) from continuing operations	(136,400)	51,949	(3,409)	—	(87,860)
Income (loss) from discontinued operations, net of income taxes	2,863	—	(7,038)	—	(4,175)
Net income (loss)	$(133,537)	$51,949	$(10,447)	$—	$(92,035)

Consolidating Statement of Operations for the Year Ended September 30, 2008

	Guarantor		Non- Guarantor Subsidiaries
(in thousands)	Principal Operations	Subsidiaries		Eliminations	Consolidated
Revenues:
Systems	$79,645	$74,729	$5,298	$—	$159,672
Services	139,631	95,276	12,207	—	247,114
Total revenues	219,276	170,005	17,505	—	406,786

Cost of revenues (exclusive of depreciation and amortization shown separately below):
Systems	51,437	31,182	3,146	—	85,765
Services	55,652	25,753	8,127	—	89,532
Total cost of revenues	107,089	56,935	11,273	—	175,297

Gross profit	112,187	113,070	6,232	—	231,489

Operating expenses:
Sales and marketing	35,263	24,969	2,884	—	63,116
Product development	18,282	21,427	1,517	—	41,226
General and administrative	26,739	2,681	3,130	—	32,550
Depreciation and amortization	29,872	6,442	654	—	36,968
Restructuring costs	1,456	(33)	647	—	2,070
Total operating expenses	111,612	55,486	8,832	—	175,930

Operating income (loss)	575	57,584	(2,600)	—	55,559

Interest expense	(51,114)	(6)	(76)	—	(51,196)
Other income (expense), net	(5,162)	(954)	7,274	—	1,158
Income (loss) from continuing operations before income taxes	(55,701)	56,624	4,598	—	5,521
Income tax expense	1,338	2,238	802	—	4,378
Income (loss) from continuing operations	(57,039)	54,386	3,796	—	1,143
Income (loss) from discontinued operations, net of income taxes	6,781	(6)	(4,297)	—	2,478
Net income (loss)	$(50,258)	$54,380	$(501)	$—	$3,621

Consolidating Statement of Cash Flows for the year ended September 30, 2010

	Guarantor		Non-Guarantor Subsidiaries
(in thousands)	Principal Operations	Subsidiaries		Eliminations	Consolidated
Net cash provided by (used in) operating activities – continuing operations	$62,924	$4	$(4,473)	$—	$58,455
Net cash provided by (used in) operating activities – discontinued operations	(588)	—	98	—	(490)
Net cash provided by (used in) operating activities	62,336	4	(4,375)	—	57,965

Investing activities:
Purchase of property and equipment	(4,900)	(212)	(36)	—	(5,148)
Capitalized computer software and database costs	(11,068)	—	—	—	(11,068)
Net cash used in investing activities – continuing operations	(15,968)	(212)	(36)	—	(16,216)
Net cash provided by investing activities – discontinued operations	3,583	—	7,885	—	11,468
Net cash provided by (used in) investing activities	(12,385)	(212)	7,849	—	(4,748)

Financing activities:
Payments on long-term debt	(23,500)	—	—	—	(23,500)
Net cash used in financing activities	(23,500)	—	—	—	(23,500)

Net cash from continuing operations	23,456	(208)	(4,509)	—	18,739
Net cash from discontinued operations	2,995	—	7,983	—	10,978
Net change in cash and cash equivalents	26,451	(208)	3,474	—	29,717
Cash and cash equivalents, beginning of period	42,001	215	2,357	—	44,573
Cash and cash equivalents, end of period	$68,452	$7	$5,831	$—	$74,290

Consolidating Statement of Cash Flows for the year ended September 30, 2009

	Guarantor		Non-Guarantor Subsidiaries
(in thousands)	Principal Operations	Subsidiaries		Eliminations	Consolidated
Net cash provided by (used in) operating activities – continuing operations	$67,441	$(2,709)	$(3,373)	$—	$61,359
Net cash provided by (used in) operating activities – discontinued operations	3,566	—	(178)	—	3,388
Net cash provided by (used in) operating activities	71,007	(2,709)	(3,551)	—	64,747

Investing activities:
Purchase of property and equipment	(2,366)	(7)	(23)	—	(2,396)
Capitalized computer software and database costs	(9,024)	—	—	—	(9,024)
Net cash used in investing activities – continuing operations	(11,390)	(7)	(23)	—	(11,420)
Net cash used in investing activities – discontinued operations	(1)	—	(1)	—	(2)
Net cash used in investing activities	(11,391)	(7)	(24)	—	(11,422)

Financing activities:
Repurchases of debt	(39,840)	—	—	—	(39,840)
Payments on long-term debt	(33,512)	—	—	—	(33,512)
Exercise of options	196	—	—	—	196
Repurchases of Activant Group common stock	(385)	—	—	—	(385)
Net cash used in financing activities	(73,541)	—	—	—	(73,541)

Net cash from continuing operations	(17,490)	(2,716)	(3,396)	—	(23,602)
Net cash from discontinued operations	3,565	—	(179)	—	3,386
Net change in cash and cash equivalents	(13,925)	(2,716)	(3,575)	—	(20,216)
Cash and cash equivalents, beginning of period	55,926	2,931	5,932	—	64,789
Cash and cash equivalents, end of period	$42,001	$215	$2,357	$—	$44,573

Consolidating Statement of Cash Flows for the year ended September 30, 2008

	Guarantor		Non-Guarantor Subsidiaries
(in thousands)	Principal Operations	Subsidiaries		Eliminations	Consolidated
Net cash provided by (used in) operating activities – continuing operations	$53,460	$(1,041)	$1,579	$—	$53,998
Net cash provided by operating activities – discontinued operations	4,756	—	141	—	4,897
Net cash provided by (used in) operating activities	58,216	(1,041)	1,720	—	58,895

Investing activities:
Purchase of property and equipment	(4,591)	(182)	(114)	—	(4,887)
Capitalized computer software and database costs	(6,690)	—	—	—	(6,690)
Net cash used in investing activities – continuing operations	(11,281)	(182)	(114)	—	(11,577)
Net cash provided by investing activities – discontinued operations	—	—	(37)	—	(37)
Net cash used in investing activities	(11,281)	(182)	(151)	—	(11,614)

Financing activities:
Deferred financing costs	(106)	—	—	—	(106)
Payments on long-term debt	(15,751)	—	—	—	(15,751)
Repurchases of Activant Group common stock	(14)	—	—	—	(14)
Net cash used in financing activities	(15,871)	—	—	—	(15,871)

Net cash from continuing operations	26,308	(1,223)	1,465	—	26,550
Net cash from discontinued operations	4,756	—	104	—	4,860
Net change in cash and cash equivalents	31,064	(1,223)	1,569	—	31,410
Cash and cash equivalents, beginning of period	24,862	4,154	4,363	—	33,379
Cash and cash equivalents, end of period	$55,926	$2,931	$5,932	$—	$64,789

NOTE 16 — QUARTERLY INFORMATION (UNAUDITED)

The following tables present selected unaudited consolidated statements of operations information for each quarter of fiscal years 2010 and 2009 (in thousands):

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,
	2009	2010	2010	2010
Total revenues	$88,125	$95,020	$90,491	$97,120
Gross profit	53,649	56,017	55,453	61,936
Net income	4,522	3,982	11,913	4,144

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,
	2008	2009	2009	2009
Total revenues	$92,387	$93,784	$89,163	$94,071
Gross profit	53,821	56,292	54,021	57,126
Net income (loss)	(24,801)	(69,683)	7,614	(5,165)

NOTE 17 — SUBSEQUENT EVENT

On November 19, 2010, we amended our senior secured credit agreement (as amended, our “senior secured credit agreement”) to, among other things, extend the maturity date for the repayment of a portion of the term loans outstanding thereunder, extend the date of maturity of the commitments in respect of a portion of our revolving credit facility and provide for additional flexibility in the financial covenant levels. As a result of the amendment, $275.0 million (the “extended term loans”) of the existing term loans entered into under the senior secured credit agreement in 2006 and under the first amendment thereto in 2007 have been extended to mature on February 2, 2016 and $25.5 million (the “extended revolving commitments”) of the existing revolving credit commitments have been extended to mature on May 2, 2013. The existing term loans and the existing revolving credit commitments were formerly set to mature on May 2, 2013 and May 2, 2011, respectively. The term loans that are not extended term loans (the “non-extended term loans”) and the revolving credit commitments that are not extended revolving commitments (the “non-extended revolving commitments”) will have the same maturity dates and pricing as in effect prior to the amendment.

After giving effect to the amendment, our senior secured credit agreement provides for (i) a seven-year term loan in the amount of $390.0 million, and (ii) a five-year revolving credit facility that permits loans in an aggregate amount of up to $40.0 million, which includes a $20.0 million letter of credit sublimit and a $20.0 million swing line sublimit. The term loans amortize quarterly at 0.25% per quarter with the final balance of the non-extended term loans, $96.8 million, payable on May 2, 2013 and the final balance of the extended term loans, $260.6 million, payable on February 2, 2016. Principal amounts outstanding under the non-extended revolving commitments are due and payable in full on May 2, 2011, and amounts outstanding under the extended revolving commitments are due and payable in full on May 2, 2013. As of September 30, 2010, there were no amounts outstanding under our revolving credit line. Aggregate maturities of debt, as a result of this amendment, are as follows (in thousands):

2011	$5,298
2012	3,705
2013	111,125
2014	2,732
2015	2,731
Thereafter	373,804
Total	$499,395
 The borrowings under the senior secured credit agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank Trust Company Americas, and (2) the federal funds rate plus 0.50%; or (b) a reserve adjusted Eurocurrency rate on deposits for periods of one-, two-, three-, or six-months (or, to the extent agreed to by each applicable lender, nine- or twelve-months or less than one month). The initial applicable margin for the borrowings is:

•	under the non-extended term loan, 1.00% with respect to base rate borrowings and 2.00% with respect to Eurocurrency rate borrowings;

•	under the non-extended incremental term loan, 1.50% with respect to base rate borrowings and 2.50% with respect to Eurocurrency rate borrowings;

•	under the extended term loan, 3.50% with respect to base rate borrowings and 4.50% with respect to Eurocurrency rate borrowings;

•
under the non-extended revolving credit commitments, 1.00% with respect to base rate borrowings and 2.00% with respect to Eurocurrency rate borrowings, which may be reduced subject to our attainment of certain leverage ratios; and

•
under the ~~e~~xtended revolving commitments, 3.50% with respect to base rate borrowings and 4.50% with respect to Eurocurrency rate borrowings, which may be reduced subject to our attainment of certain leverage ratios.

In addition and in conjunction with the amended senior secured credit agreement we were required to pay $2.9 million of deferred financing fees.

Further, as a result of the amendment, certain debt covenant requirements were modified. The maximum consolidated total debt to adjusted EBITDA ("leverage") ratio was adjusted to 4.25x (3.75x previously) from and including December 31, 2010 to and including September 30, 2011. The maximum leverage ratio decreases to 4.00x from and including December 31, 2011 through 2012 and further decreases to 3.75x thereafter through the end of the extension term of February 2, 2016. We believe that the terms of our senior secured credit facilities obtained pursuant to this agreement (our “senior secured credit facilities”) provide us with the liquidity necessary to operate our business. However, should our financing requirements change, the availability of future financing will depend on a variety of factors, such as economic and market conditions and the availability of credit and our credit ratings, as well as the possibility that lenders could develop a negative perception of our company or the vertical markets that we serve.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC in its rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this evaluation, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this evaluation, our management concluded that, as of September 30, 2010, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages and positions of our and Activant Group's directors and executive officers as of December 14, 2010. All directors hold office until the next annual meeting of our stockholders and Activant Group's stockholder(s), as the case may be, or until their successors are duly elected and qualified.

Name	Age	Position
Pervez A. Qureshi	53	President, Chief Executive Officer and Director
Kathleen M. Crusco	45	Executive Vice President and Chief Financial Officer
Kevin V. Roach	49	Executive Vice President and General Manager of Wholesale Distribution
Paul H. Salsgiver, Jr.	58	Executive Vice President and General Manager of Retail Distribution Group
Timothy F. Taich	54	Vice President, General Counsel and Secretary
William Wilson	51	Senior Vice President of Product Development
C. Andrew Ballard	38	Director (1) (2) *
Paul V. Barber	49	Director (1)
Marcel Bernard	72	Director
S. Scott Crabill	40	Director (2)
Robert B. Henske	49	Chairman of the Board of Directors (1) (2) **
David R. Tunnell	40	Director

______________________________________________________________________________

(1)	Denotes a member of the Audit Committee.

(2)	Denotes a member of the Compensation Committee.

“*”    Denotes Chair of Audit Committee.

“**”    Denotes Chair of Compensation Committee.

Mr. Qureshi has been employed by us since 1994. He was appointed as our President and Chief Executive Officer (“CEO”) and became one of our directors on May 2, 2006. Mr. Qureshi joined us as a Director of Marketing in 1994. He became Senior Vice President and General Manager of our Hardlines and Lumber division in 1999. He became Group President of our vertical markets in 2004, Senior Vice President and Chief Operating Officer in April 2005, and Executive Vice President in October 2005. Prior to joining us, Mr. Qureshi was President of a management consulting company he founded and was Vice President of Marketing at Harvest Software. He has also held management positions at Metaphor Computer Systems and the Hewlett-Packard Company as well as engineering positions at International Business Machines Corporation. Mr. Qureshi holds a B.S.E.E. degree from the University of Lowell and an M.B.A. from the Darden Graduate School of Business at the University of Virginia.

Ms. Crusco joined us as Senior Vice President and Chief Financial Officer on May 3, 2007, and was promoted to Executive Vice President on November 5, 2010. Prior to joining us, Ms. Crusco was Vice President, Worldwide Finance at Polycom, Inc. from March 2005 to May 2007 and Vice President, Worldwide Controller from January 2002 to March 2005. In addition, Ms. Crusco served as Chief Accounting Officer at Polycom, Inc. from August 2002 through March 2005. From April 1999 through January 2002, Ms. Crusco served as Vice President, Worldwide Controller at Documentum, Inc. and from July 1997 through April 1999 as Director of Finance at Adaptec, Inc. Ms. Crusco also spent 10 years at PricewaterhouseCoopers LLP in various management roles. Ms. Crusco has a B.S. in Business Administration with an emphasis in accounting from California State University of Chico.

Mr. Roach joined us as Executive Vice President and General Manager of Wholesale Distribution in September 2008. Prior to joining us, Mr. Roach served as President of Rockwell Software, a division of Rockwell Automation, Inc. from 2004 to 2008. From 1999 to 2004, Mr. Roach served in several positions with GE Fanuc Automation, Inc., including Vice President, Sales and Vice President, Global Manufacturing Solutions. From 1994 to 1999, Mr. Roach was President and CEO of SensorPulse, Inc. Mr. Roach has an M.B.A. in Business and Technology from Rensselaer Polytechnic Institute, Lally School of Management and completed his undergraduate studies at Stonehill College and Bridgewater State University.

Mr. Salsgiver joined us as our Executive Vice President and General Manager of Hardlines and Lumber in September 2008. In August 2009, he gained the additional responsibility of Automotive and effective October 1, 2009 upon combination of our Hardlines and Lumber and Automotive segments, he became our Executive Vice President and General Manager of the Retail Distribution Group. Prior to joining us, Mr. Salsgiver served as President and Chief Executive Officer of Compassoft, Inc. in 2008. From May 2003 to July 2008, Mr. Salsgiver served as President and Chief Executive Officer of Aspectrics, Inc. and from 2000 to 2002, Mr. Salsgiver served as President and Chief Executive Officer of HigherMarkets, Inc. In addition, from 1999 to 2003, Mr. Salsgiver served in various executive and consulting positions and prior to that, from 1990 to 1999, Mr. Salsgiver was an executive with PeopleSoft, Inc., where he served as President of the Education and Government division from 1994 to 1999. Mr. Salsgiver has a B.S. in Business Administration with an emphasis in accounting and finance from the University of California, Berkeley.

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

Mr. Ballard became one of our directors on May 2, 2006. Mr. Ballard is a Managing Director at Hellman & Friedman LLC. He also serves as a director of Catalina Marketing Corporation and Getty Images, Inc. Prior to joining Hellman & Friedman LLC in 2004, Mr. Ballard was employed by Bain Capital Management and Bain & Company from 1994 to 2003. Mr. Ballard graduated cum laude from Harvard College and has an M.B.A. from the Stanford Graduate School of Business.

Mr. Barber became one of our directors on May 2, 2006. Mr. Barber is a Managing General Partner at JMI Equity. Mr. Barber joined JMI in 1998. He is a director of Datatel, Inc., Kronos Incorporated, PowerPlan Consultants, Inc., Service-now.com Inc. and TC3 Health, Inc. From 1990 to 1998, Mr. Barber was the Managing Director and Head of the Software Investment Banking Practice at Alex.Brown & Sons. Prior to joining Alex.Brown, Mr. Barber worked in Product Marketing at Microsoft Corporation and in investment banking at Merrill Lynch & Co. Mr. Barber received an A.B. from Stanford University and an M.B.A. from the Harvard Business School.

Mr. Bernard became one of our directors on May 2, 2006. Mr. Bernard has been an executive business consultant and an Operating Partner at Thoma Bravo, LLC. since October 2008. He is the Chairman of the Board of Directors of Vision Solutions, Inc. and is a director of Acresso Software, Inc., Entrust, Inc., Hyland Software, Inc., LANDesk Software, Inc. and Manatron, Inc. From 1994 to 2000, Mr. Bernard was Corporate Vice President, Operations, of Geac Computer Corporation. From 1992 to 1994, Mr. Bernard was Senior Vice President, Ontario Division, of St. Lawrence Cement, Inc. From 1991 to 1992, Mr. Bernard was President and Chief Executive Officer of Saskatchewan Telecommunications. Prior to this, Mr. Bernard occupied various positions at Motorola, most notably as President of Motorola Canada, Inc. from 1982 to 1991.

Mr. Crabill became one of our directors on May 2, 2006. Mr. Crabill is a Managing Partner at Thoma Bravo, LLC. Mr. Crabill joined Thoma Bravo, LLC. in October 2008. He is Chairman of the Board of Directors of Entrust, Inc. and a director of Attachmate Corporation, Manatron, Inc., Plato Learning, Inc. and Vision Solutions, Inc. Prior to joining Thoma Bravo, Mr. Crabill was a Partner at Thoma Cressey Bravo, Inc. from 2002 to October 2008. Prior to that, he was with Summit Partners and J.H. Whitney & Co. in New Canaan, Connecticut. His other experience includes employment with the Hewlett-Packard Company as a product manager and with Alex.Brown & Sons in corporate finance and mergers and acquisitions. Mr. Crabill earned a B.S. in Industrial Engineering from Stanford University and an M.B.A. from the Stanford Graduate School of Business.

Mr. Henske became one of our directors, and the Chairman of our Board of Directors, on November 2, 2007. Mr. Henske has served as a Managing Director at Hellman & Friedman LLC since July 2007. He is Chairman of the Board of Directors of Datatel, Inc. and IRIS Software Group Limited and is a director of Associated Materials, LLC and Goodman Global Group, Inc. From

May 2005 until July 2007, he served as Senior Vice President and General Manager of the Consumer Tax Group of Intuit Inc. He was Intuit's Chief Financial Officer from January 2003 to September 2005. Prior to joining Intuit, he served as Senior Vice President and Chief Financial Officer of Synopsys, Inc. from May 2000 until January 2003. From January 1997 to May 2000, Mr. Henske was a Partner at Oak Hill Capital Management, a Robert M. Bass Group private equity investment firm. Mr. Henske holds a B.S. in Chemical Engineering from Rice University and an M.B.A. in Finance and Strategic Management from The Wharton School of Business, University of Pennsylvania.

Mr. Tunnell became one of our directors on May 2, 2006. Mr. Tunnell is a Managing Director at Hellman & Friedman LLC. He is the Chairman of the Board of Directors of GeoVera Insurance Group Holdings, Ltd. and a director of Datatel, Inc., Kronos Incorporated and Sedgwick CMS and was a director of ParisRE Holdings Ltd. from 2006 through 2009, Arch Capital Group from 2002 through 2006 and Blackbaud, Inc. from 1999 through 2006. Mr. Tunnell is also a Term Member of the Council on Foreign Relations. Prior to joining Hellman & Friedman in 1994, Mr. Tunnell was employed by the Banking Group of Lazard Frères & Co. in New York. Mr. Tunnell graduated magna cum laude from Harvard College and has an M.B.A. from the Harvard Business School.

Board Composition and Governance

The composition of our board of directors is established in accordance with the terms of the stockholders agreement entered into by us, Activant Group, funds affiliated with Hellman & Friedman, Thoma Cressey and JMI Equity and certain members of our management. Among other things, this stockholders agreement provides that, prior to an initial public offering of the shares of Activant Group's common stock, the parties that beneficially own shares of Activant Group common stock will vote those shares to elect a board of directors comprised of the following persons:

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

Code of Ethics

As previously disclosed, on October 29, 2010, our Board of Directors approved a new Code of Business Conduct and Ethics (the “Code”), which replaces and substantially elaborates on our prior Code of Business Conduct and Ethics. The Code applies to all of our directors, officers and employees. The Code addresses, among other things, honest and ethical conduct; full, fair, accurate, timely and understandable disclosure in company filings and public communications; compliance with laws; prompt internal reporting; and accountability. In addition, we maintain a Code of Ethics for Senior Financial Management that only applies to our Chief Executive Officer, Chief Financial Officer, the Vice President of Finance and the Controller. A free copy of each of the Code and the Code of Ethics for Senior Financial Management may be obtained by directing your request to Activant Solutions Inc., 7683 Southfront Road, Livermore, CA 94551, Attn: General Counsel, or through the “Corporate Governance” tab of our website at www.activant.com/company/governance. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of the Code or the Code of Ethics for Senior Financial Management that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in paragraph (b) of Item 406 of Regulation S-K by posting such information on such website.

ITEM 11 — EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our executive compensation program, including with respect to our Named Executive Officers, is overseen and administered by the compensation committee of our board of directors (the “Board”). Our “Named Executive Officers” are (1) our current chief executive officer, (2) our current chief financial officer and (3) each of our three other most highly compensated executive officers who were serving as executive officers at the end of September 30, 2010.

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

The compensation committee operates under a written charter adopted by our Board and has responsibility for discharging the responsibilities of the Board relating to the review of the compensation of our executive officers and making recommendations to the non-executive directors for approval. Compensation decisions with respect to our Named Executive Officers, other than our chief executive officer, generally are made by means of reviews of executive compensation by our chief executive officer and our senior human resources executives in consultation with other members of the executive management team, which typically would include any other Named Executive Officer to whom the applicable executive officer directly reports. Once such consultations and reviews are complete, our chief executive officer makes recommendations regarding the compensation of these Named Executive Officers to our compensation committee, which may accept, modify or reject one or more of the recommendations. All recommendations with respect to the compensation of our chief executive officer are made solely by our compensation committee. Our compensation committee then submits its final recommendations to our non-executive directors for approval. Our compensation committee and the non-executive directors exercise their discretion in accepting, modifying or rejecting management's recommendations regarding executive compensation, as described below.

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

To meet these objectives, our compensation program balances short-term and long-term goals and mixes fixed and at-risk compensation related to the overall financial performance of the company. Our compensation program for senior executives, including the Named Executive Officers, is generally designed to reward the achievement of targeted financial goals. The compensation program is intended to reinforce the importance of performance and accountability at various operational levels, and a significant portion of total compensation is provided in the form of cash compensation incentives that reward performance as measured against corporate established financial goals, including EBITDA (consolidated earnings before interest, taxes, depreciation and amortization), further adjusted to exclude certain income and expense items, including other income and expense, foreign exchange gains and losses, expenses related to strategic initiatives and acquisitions, restructuring, stock compensation and sponsor fees, as well as purchase accounting adjustments, as approved by the compensation committee (“IB Plan EBITDA”). Each element of our compensation program is reviewed individually and considered collectively with the other elements of our compensation program to ensure that it is consistent with the goals and objectives of both that particular element of compensation and our overall compensation program.

Elements of Our Executive Compensation Program

Overview

For fiscal year 2010, the principal elements of compensation for our Named Executive Officers included:

•	annual cash compensation consisting of base salary and performance-based incentive bonuses;

•	long-term equity incentive compensation;

•	cash retention bonus for certain of our NEOs;

•	health and welfare benefits;

•	retirement benefits;

•	deferred compensation arrangements; and

•	severance and/or change of control benefits.

Annual Cash Compensation — Base Salary

In assessing compensation for our executives, we use compensation survey data from a broad set of companies in a comparable industry and size. We believe that this aggregated data provides us with appropriate benchmarks because these companies provide technology products and services and compete with us for executives and other employees. The survey data is derived from the Radford Executive Survey, and includes data relative to (i) an overall group of companies across a variety of industries, (ii) software companies with revenue between $200 million and $1 billion, (iii) the overall survey group of companies with revenue between $200 million and $500 million, (iv) the overall survey group of companies with revenue between $200 million and $1 billion and located in Northern California and (v) the overall survey group of companies with revenue between $200 million and $1 billion and located outside Northern California. In performing the analysis, our compensation committee reviewed the relevant data obtained from the categories or sub-categories of data identified above both in relation to base salary and in relation to performance-based cash compensation payable to our Named Executive Officers for the 2010 fiscal year.

Our annual cash compensation for our Named Executive Officers includes base salary and performance-based cash compensation. The table below shows the proportion of each Named Executive Officer's base salary and annual targeted performance-based cash compensation in relation to the aggregate targeted amount of base salary and annual performance bonus for each such officer for fiscal year 2010. As a general matter, the performance-based cash compensation component for our Named Executive Officers constitutes one-third of their targeted cash compensation, except for our Chief Executive Officer, whose performance-based cash compensation target constitutes one-half of his targeted cash amount due to his position and ability to influence our financial performance.

Named Executive Officer	Base as % of Total Targeted Cash Compensation	Target Incentive as % of Total Targeted Cash Compensation
Pervez A. Qureshi	50.0%	50.0%
Kathleen M. Crusco	66.7%	33.3%
Kevin V. Roach	66.7%	33.3%
Paul H. Salsgiver, Jr.	66.7%	33.3%
William Wilson	66.7%	33.3%

We generally target base salary at the 50th percentile (“market median”) based on our analysis of the applicable survey data described above, and total cash compensation (assuming that 100% of the target performance-based incentive bonus is earned) slightly above the market median based on such survey data. However, in establishing or reviewing the base salary and annual performance-based cash compensation for each individual, we also consider the individual's performance, achievement of management objectives and contributions to our overall business. Therefore, the compensation committee may and does exercise its discretion to award cash compensation for any Named Executive Officer either below or above the market median level identified by the survey data reviewed. Annual compensation reviews are typically performed in the second quarter of each year and total compensation may be adjusted for Named Executive Officers after his or her annual review has been completed. However, increases in compensation may occur at other times of the year based on changes in responsibilities or other considerations that may apply to our Named Executive Officers. For fiscal year 2010, our Named Executive Officers' compensation review considered a number of factors including our historical compensation practices, the experience and existing compensation arrangements with the Named Executive Officer, competitive factors existing in the employment market, and the competitive compensation practices within the industry. The compensation committee decided not to make any base salary adjustments for our Named Executive Officers for the 2010 fiscal year in light of the difficult economic climate and because it was determined that the base salaries were sufficient to retain and incentivize our executives.

The base salaries earned by our Named Executive Officers for fiscal years 2010, 2009 and 2008 are shown in the Summary Compensation Table below.

Annual Cash Compensation — Performance -Based Incentive Bonuses

Our Incentive Bonus Plan (“IB Plan”) is designed to reward our executives for the achievement of pre-established annual financial targets and management objectives. As a general matter, the targets and objectives for those of our Named Executive Officers with responsibilities that cover our entire business are based on the achievement of company-wide performance targets while the targets and objectives for those of our Named Executive Officers with responsibilities that generally relate to one of our business units are based on a combination of the achievement of company-wide performance targets and applicable business unit performance targets. For the 2010 fiscal year, Messrs. Qureshi and Wilson and Ms. Crusco were eligible to receive a bonus under the IB Plan determined solely by the company's overall financial performance as measured by an IB Plan EBITDA target, while Messrs Roach and Salsgiver were eligible to receive a bonus under the IB Plan determined by a combination of the company's overall financial performance as well as applicable business unit performance. The IB Plan provides for annual incentive bonus payments to be paid after the end of a fiscal year based upon attainment of the applicable financial performance targets for the entire fiscal year.

For the 2010 fiscal year, the actual bonus for our Named Executive Officers was payable solely upon achievement of the applicable targeted IB Plan EBITDA metric(s). IB Plan EBITDA was selected as the financial metric for the 2010 fiscal year as achievement of this metric was the most critical to our success and our continuing ability to satisfy our financial debt covenants. Under the terms of the IB Plan, the IB bonus pool will only be funded when the EBITDA threshold is exceeded. However, if the EBITDA threshold is exceeded by an amount that would cause the bonus pool to be funded in an amount that would result in the payment of de minimis bonuses or would otherwise be impractical, the compensation committee may decide not to fund the bonus pool for that fiscal year. For fiscal year 2010, the Named Executive Officers were eligible to receive performance-based incentive bonuses under the IB Plan with target payouts ranging from 0% to 200% of a participant's annual target bonus amount. The range of the potential payouts under the IB Plan for fiscal year 2010, commencing at a level above possible de minimis or impractical funding levels, was as follows:

IB Plan EBITDA Achieved as % of FY 2010 EBITDA Target	Percentage of Bonus Pool Funded
95.4%	29.5%
100.0%	100.0%
116.2%	200.0%
Based on our fiscal year 2010 performance, bonus attainment for fiscal year 2010 was at 100% of the targeted bonus amount for each of Messrs. Qureshi and Wilson and Ms. Crusco, determined solely by the company's overall financial performance as measured by an IB Plan EBITDA target. Bonus attainment for fiscal year 2010 financial performance was 99.9% of the targeted bonus amount for Mr. Roach and 97.9% of the targeted bonus amount for Mr. Salsgiver, in each case determined on the basis of a combination of the company's overall financial performance and business unit performance.

We are not disclosing the Company's overall IB Plan EBITDA performance target and actual IB Plan EBITDA performance measure for fiscal year 2010 because they represent confidential information that is not publicly available, and we believe that disclosure of these IB Plan EBITDA performance targets and actual performance measures would reveal detailed information about our cost structure and our product and service pricing, margins and mix strategy, which would lead to meaningful competitive harm. In addition, these performance targets were set at a level which was difficult to attain, requiring historical economic strength in the markets which we serve, sustained effort by the Named Executive Officers, and substantial improvement in growth and/or margins over the prior fiscal year, as applicable. By way of reference, although annual bonus targets were substantially achieved for the 2010 fiscal year by each of our Named Executive Officers, with the result that target bonus amounts were earned, the annual incentive bonus for the two preceding fiscal years was paid at less than 50% of the annual targeted bonus amount.

While our compensation committee considers the annual bonus targets for our Named Executive Officers to be attainable, the targets require significant and sustained effort on the part of our company and the applicable business units for the Named Executive Officers to earn a bonus equal to or in excess of their respective target amounts. Performance-based incentive bonuses earned by the Named Executive Officers for fiscal year 2010 are shown in the Summary Compensation Table below.

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

All stock options that have been granted under the stock incentive plan are “time-based options” that vest and become exercisable over a five-year period. For a more detailed discussion regarding the Stock Incentive Plan and the options granted under that plan, see the section titled “Employment Agreements and Severance and Change of Control Benefits—2006 Stock Incentive Plan” below. Additional information regarding grants made to the Named Executive Officers is included in the tables below.

Cash Retention Bonus

On November 15, 2006, our Board approved a cash retention bonus plan (“Cash Retention Bonus Plan”) for the payment of a bonus to those employees, including certain of our Named Executive Officers, who had been granted an option through that date under the Stock Incentive Plan, calculated by the number of options granted for such employee times $0.35. In the case of the Named Executive Officers, payment of the retention bonus vests twenty percent (20%) per year, commencing on September 30, 2007 and each September 30th for the next four subsequent years. Vesting under the Cash Retention Bonus Plan accelerates in the event of a Change in Control, as defined under the Stock Incentive Plan. In addition, in the event that we terminate Mr. Qureshi's employment without “cause” or if he resigns for “good reason” (as each term is defined in his employment agreement), and one or more of the payment dates has not occurred as of such termination, any annual installment that he would have received on or prior to the six-month anniversary of such termination of employment will become immediately vested and payable.

Named Executive Officer	Total Cash Retention Bonus Amount	Amount Vested As of September 30, 2010	Amount Outstanding and Subject to Annual Vesting as of September 30 for the Next Year
Pervez A. Qureshi	$758,333	$606,667	$151,666
William Wilson	$131,250	$105,000	$26,250

Benefits

We offer a variety of health, welfare and retirement programs to all eligible employees, including the Named Executive Officers. The Named Executive Officers generally are eligible for the same benefit programs on the same basis as the rest of our employees, including medical and dental care coverage, life insurance coverage, short-and long-term disability and a 401(k) Plan. Based upon Mr. Qureshi's employment agreement with us, Mr. Qureshi also has a life insurance benefit of up to $2.0 million. We also provide a bi-annual (annual for executives 50 or older) company-paid executive physical for all executives (inclusive of tax gross-up). In addition, we pay for certain airline club memberships for our Named Executive Officers. Except as described in this paragraph, we do not provide perquisites as part of our executive compensation program.

Deferred Compensation Arrangements

On December 18, 2008, our Board approved the amendment and restatement of our “top-hat” deferred compensation plan effective as of December 31, 2008 (“Deferred Compensation Plan”). For fiscal year 2010, one of our current Named Executive Officers, William Wilson, participated in the Deferred Compensation Plan.

Under the Deferred Compensation Plan, an eligible participant is permitted to defer, in compliance with Section 409A of the Internal Revenue Code, as amended (the “Code”), any percentage (from 0% to 100%) of his or her qualifying base salary and bonus above the limit that could be contributed to our 401(k) Plan for each calendar year. Additionally, we can credit participant accounts with employer contributions at any time, but we did not make any such contributions during the 2010 fiscal year. All amounts allocated to a participant's deferral account are adjusted at the end of each calendar year for investment gains and losses based on the performance of certain hypothetical investment choices selected by participants. Participants may change their selected investment choices as permitted by the plan administrator. We remain liable to pay all amounts deferred in a participant's deferral account, as adjusted for all notional investment gains and losses, at the time specified in a participant's deferral election, or otherwise as permitted under the terms of the Deferred Compensation Plan. We fund the Deferred Compensation Plan by means of corporate-owned life insurance policies.

When participants make their deferral elections for a given year, they also elect how those deferrals will ultimately be paid. Participants may elect either a lump sum cash payment or annual or quarterly installments for up to 10 years, but the timing of the payment of the deferred compensation may be no earlier than three years following the year in respect of which the deferral election is made. If a participant does not designate a specific payment date, then all deferred amounts will be paid out upon the participant's termination of employment. In addition, all deferred amounts will be paid out upon a participant's death or termination of employment if either event occurs prior to the payment date selected by the participant; further, in the event of a participant's death prior to the commencement of payments, all amounts will be paid in a single lump sum (regardless of the participant's election). Participants may also request unplanned distributions in limited emergency situations.

Employment Agreements and Severance and Change of Control Benefits

We have entered into executive arrangements with certain key executives, including the Named Executive Officers, providing for severance benefits. The severance and change in control benefits are designed to provide economic protection to our key executives so that they can remain focused on our business without undue personal concern in the event that an executive's position is eliminated or significantly altered by the company, including in connection with a change in control of our company. We recognize that circumstances may arise in which we may consider eliminating certain key positions that are no longer necessary or a change in control transaction may occur. These benefits are intended to provide the security needed for the executives to remain focused and reduce the distraction regarding personal concerns during a transition.

Activant Executive Severance Plan

On February 1, 2005, we adopted the Activant Executive Severance Plan (the “Executive Severance Plan”) effective as of January 1, 2005, which covered each officer, vice president or other senior executive employee of us (other than our chief executive officer) and who was designated as an “Eligible Employee” by and in the discretion of the plan administrator. An Eligible Employee was entitled to severance under the Executive Severance Plan if such Eligible Employee was involuntarily terminated without “cause” (wherein “cause” means a determination by the plan administrator that the Eligible Employee (i) has engaged in personal dishonesty, willful violation of any law, rule or regulation or breach of fiduciary duty involving personal profit, (ii) has failed to perform his or her duties satisfactorily, (iii) has been convicted of, or plead nolo contendere to, certain crimes, (iv) has engaged in certain acts of negligence or willful misconduct, (v) has materially breached corporate policy, (vi) has violated the terms of certain agreements or (vii) has engaged in conduct likely to have a deleterious effect on the company) and not as a result of such Eligible Employee's death or disability (an “Executive Qualified Termination”). For purposes of the Executive Severance Plan, an Executive Qualified Termination also includes a termination occurring as a result of or in connection with the sale or other divestiture of the company or the sale or other divestiture of a division, subsidiary, assets or other entity or business segment where the Eligible Employee is required to work at a job site over 50 miles from his or her job site immediately prior to such sale or divestiture or where the Eligible Employee's base pay is reduced by more than 10% when compared to the base pay earned immediately prior to such sale or divestiture. Upon an Executive Qualified Termination, an Eligible Employee was entitled to receive a single lump sum severance payment equal to six months' base salary if the Eligible Employee executed a release of all claims against us. Notwithstanding the foregoing, in no event would such severance payment, when aggregated with all other payments to such Eligible Employee on account of the same Executive Qualified Termination under any of our other sponsored severance arrangements, exceed the lesser of twice the annual compensation of such Eligible Employee for the calendar year immediately preceding the calendar year during which the Executive Qualified Termination occurred and the maximum amount which may be taken into account under a qualified plan pursuant to Section 401(a)(17) of the Code for the year of termination. Additionally, severance payments payable under the Executive Severance Plan to an Eligible Employee would be offset and reduced for any and all severance amounts paid or payable to the Eligible Employee under any individual employment or severance agreement or under any applicable law.

We have amended and restated the Executive Severance Plan to ensure that benefits paid under it will not be subject to excise tax under Section 409A of the Code. In connection with such amendment and restatement, we also revised the definition of Eligible Employee under the Executive Severance Plan to clarify that it covers each of our executives who is either a senior vice president, executive vice president or vice president, as well as any of our other senior level employees who is specifically designated to participate in the Executive Severance Plan, as well as revised the definition of an Executive Qualified Termination to include termination resulting from an acquirer offering employment to the employee, the terms of which are a material change to the employee's employment. The Executive Severance Plan was also further amended to provide for enhanced severance benefits upon an Executive Qualified Termination, whereby an Eligible Employee who is either a senior vice president or executive vice president will be entitled to receive severance benefits consisting of severance pay equal to nine months of such Eligible Employee's base salary and target bonus for such year (which may, in the plan administrator's sole discretion, be paid in a lump sum or over the applicable nine-month period following the termination of the executive), as well as the payment of the Eligible Employee's COBRA premiums under our health plans for nine months. Similarly, an Eligible Employee who is a vice president (other than a senior vice president or executive vice president) or a specifically designated senior level employee will be entitled to receive, upon an Executive Qualified Termination, severance pay equal to six months of such Eligible Employee's base salary and target bonus for such year (which may, in the plan administrator's sole discretion, be paid in a lump sum or over the applicable six-month period following the termination of the executive), as well as the payment of the Eligible Employee's COBRA premiums under our health plans for six months. Additionally, no severance payments will be payable under the Executive Severance Plan to an Eligible Employee entitled to receive an equal or greater severance benefit under any individual employment or severance agreement, plan or program, or under any other obligation or applicable law.

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

Other Change of Control Benefits

As set forth under the heading “Cash Retention Bonus,” Mr. Qureshi and Mr. Wilson are entitled to full acceleration of the unvested portion of the retention bonus in the event of a Change in Control, as defined under the Stock Incentive Plan. Similarly, all of our Named Executive Officers are entitled to receive full acceleration of any unvested portion of their outstanding equity awards under the Stock Incentive Plan in the event of a Change in Control, as set forth under the heading “2006 Stock Incentive Plan” below.

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

•
termination payment equal to 150% of Mr. Qureshi's then effective annual base salary and an additional termination payment equal to 150% of Mr. Qureshi's then effective annual base salary, payable in equal monthly payments over the nine-month period following termination;

•	continued coverage for a period of 18 months following termination of employment under our health plans in accordance with the terms thereof; and

•
accelerated vesting of Mr. Qureshi's options equal to the number of shares that would have vested if he had continued to be employed by us for an additional six months and a period of 180 days following termination to exercise all vested options.

•	Under the terms of Mr. Qureshi's employment agreement;

•
“cause” means the executive's: (i) making or engaging in dishonest or fraudulent statements or acts, (ii) conviction of felony or other crime of moral turpitude, dishonesty or fraud, (iii) gross negligence, or willful misconduct, or (iv) material breach of any agreement with the company; and

•
“good reason” means the company's: (i) failure to comply with any material provision of the executive's employment agreement, (ii) assignment to the executive of any duties materially inconsistent with his status as president and chief executive officer, or a reduction in his authority or title, (iii) reduction of the executive's base salary or bonus opportunity, or (iv) the transfer of the executive's primary workplace location by more than 50 miles.

•
While Activant Group's common stock is not publicly traded, Mr. Qureshi and we will use commercially reasonable efforts to obtain stockholder approval in accordance with the terms of Section 280G of the Code for any payments and benefits contingent upon the occurrence of a change in control. Mr. Qureshi's employment agreement also contains a clause cutting back such payments and benefits for the purposes of Section 280G of the Code in the event that such a cutback would allow Mr. Qureshi to obtain a higher after-tax value from such payments and benefits.

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

Kathleen M. Crusco. On March 19, 2007, we entered into a letter agreement with Ms. Crusco for the position of Senior Vice President and Chief Financial Officer, with an effective start date of May 3, 2007. We subsequently entered into an amendment to the letter agreement on November 5, 2010, pursuant to which Mr. Crusco was promoted to the position of Executive Vice President. Pursuant to Ms. Crusco's employment arrangement with us, Ms. Crusco is paid an annual base salary of $365,000 and is eligible to receive a target incentive bonus under the IB Plan of $182,500. Ms. Crusco also received an additional stock option grant of 75,000 shares of common stock of the Activant Group under the Stock Incentive Plan. The original offer letter provided with Ms. Crusco also provides for (i) a stock option grant for 425,000 shares of common stock of the Activant Group under the Stock Incentive Plan; (ii) a signing bonus of $100,000, which Ms. Crusco was required to reimburse in full if she voluntarily terminated her employment with us prior to 12 months from her start date; and (iii) severance of (A) nine months of base salary and target incentive bonus and (B) nine months of COBRA premium payments under our health plans, in the event Ms. Crusco's termination of employment with us constitutes an Executive Qualified Termination under the terms of our Executive Severance Plan (as described above under “-Activant Executive Severance Plan”). In addition, Ms. Crusco is provided with employee benefits in accordance with our programs as in effect from time to time and applicable to our executive officers.

Kevin V. Roach. On September 10, 2008, we entered into a letter agreement with Mr. Roach for the position of Executive Vice President and General Manager of Wholesale Distribution, with an effective start date of September 29, 2008. Pursuant to Mr. Roach's employment arrangement with us, Mr. Roach is paid an annual base salary of $400,000 and is eligible to receive a target incentive bonus under the IB Plan of $200,000, with a guaranteed bonus of 60% of target for the first year (subject to continued employment with us). The offer letter with Mr. Roach also provides for (i) a stock option grant for 450,000 shares of common stock of the Activant Group under the Stock Incentive Plan; (ii) a signing bonus of up to $281,000, less any amounts paid to Mr. Roach by his former employer under such employer's restricted stock unit and bonus plans; (iii) up to $60,000 to attend an executive education program after 24 months of employment with us; (iv) up to $200,000 in relocation related expenses, which must be reimbursed in full if Mr. Roach voluntarily resigns from his employment with us within 24 months after relocation; (v) a tax gross-up payment on taxable relocation reimbursements; and (vi) severance of (A) nine months of base salary and target incentive bonus and (B) nine months of COBRA premium payments under our health plans, in the event Mr. Roach's termination of employment with us constitutes an Executive Qualified Termination under the terms of our Executive Severance Plan. In addition, Mr. Roach is provided with employee benefits in accordance with our programs as in effect from time to time and applicable to our executive officers. On February 8, 2010, we entered into an amendment to our letter agreement with Mr. Roach, which terminated our obligation to reimburse the above-mentioned relocation related expenses and tax gross-up payment thereon, and instead provides for (x) a lump-sum payment of $200,000 less (i) relocation and housing expenses already paid to Mr. Roach pursuant to the letter agreement (other than shipping costs as described below) and (ii) applicable tax withholdings, and (y) the reimbursement of up to $16,000, less applicable tax withholdings, of certain shipping costs incurred in connection with Mr. Roach's relocation. In addition, the amendment provides that if Mr. Roach resigns his employment within 30 months following his employment start date, he will reimburse us for all amounts paid to him or on his behalf pursuant to the amendment.

Paul H. Salsgiver, Jr. On September 3, 2008, we entered into a letter agreement with Mr. Salsgiver for the position of Executive Vice President and General Manager of Hardlines and Lumber, with an effective start date of September 8, 2008. In August 2009, Mr. Salsgiver gained the additional responsibility for our Automotive Division and, effective October 1, 2010, became our Executive Vice President and General Manager of the Retail Distribution Group. Pursuant to Mr. Salsgiver's employment arrangement with us, Mr. Salsgiver is paid an annual base salary of $350,000 and is eligible to receive a target incentive bonus under the IB Plan of $175,000, with a guaranteed bonus of 60% of target for the first year (subject to continued employment with us). The offer letter with Mr. Salsgiver also provides for (i) a stock option grant for 500,000 shares of common stock of the Activant Group under the Stock Incentive Plan; and (ii) severance of (A) nine months of base salary and target incentive bonus and (B) nine months of COBRA premium payments under our health plans, in the event Mr. Salsgiver's termination of employment with us constitutes an Executive Qualified Termination under the terms of our Executive Severance Plan. In addition, Mr. Salsgiver is provided with employee benefits in accordance with our programs as in effect from time to time and applicable to our executive officers.

William Wilson. Pursuant to Mr. Wilson's employment arrangement with us, Mr. Wilson is paid an annual base salary of $250,000 and is eligible to receive a target incentive bonus under the IB Plan of $125,000. On February 14, 2005, we entered into a letter agreement with Mr. Wilson containing the terms of our severance obligations to him. The letter agreement provides severance of (i) nine months of base salary and target incentive bonus and (ii) nine months of COBRA premium payments under our health plans, in the event we terminate Mr. Wilson's employment without “cause” or Mr. Wilson resigns for “good reason,” as such terms are defined in the letter agreement. For purposes of the letter agreement, “cause” means (A) conviction of certain crimes, (B) violation of certain agreements, (C) dishonesty or fraud, (D) gross negligence, incapacitation or insubordination or (E) willful acts detrimental to the company; and “good reason” means (A) a significant reduction in title, responsibilities, and/or total compensation or (B) a requirement to relocate more than 50-miles from the company's Livermore, California facility. In addition, Mr. Wilson is provided with employee benefits in accordance with our programs as in effect from time to time and applicable to our executive officers.

2006 Stock Incentive Plan

Following the completion of the merger, Activant Group terminated all of Holdings outstanding equity incentive plans and established the Stock Incentive Plan, which governs, among other things, the grant of options to purchase common stock of the Activant Group to members of management and other service providers following the completion of the mergers. Each grant of options under the Stock Incentive Plan specifies the applicable option exercise period, option exercise price and such other terms and conditions as deemed appropriate. A total of 7,961,958 shares have been reserved for issuance under the Stock Incentive Plan of which 45,000 options have been exercised. All options granted under the Stock Incentive Plan will expire no later than ten years from the date of grant, but generally will terminate earlier upon termination of employment. The options that have been granted under the Stock Incentive Plan are subject to a five-year vesting schedule, with 20% vesting on the first anniversary of the vesting commencement date and the remaining 80% vesting in equal quarterly installments over the next four years such that the option will be fully vested on the fifth anniversary of the vesting commencement date. In the event of a sale of substantially all of the assets of the company, or a merger or acquisition of the company, the board of directors of Activant Group may provide that awards granted under the Stock Incentive Plan will be cashed out, continued, replaced with new awards or terminated; provided that all outstanding options will accelerate upon such a change of control. Each Named Executive Officer who exercises his or her options is also required to become a party to the stockholders agreement described in this report, unless he or she has already been made a party to such agreement. See “Item 13 — Certain Relationships and Related Transactions, and Director Independence — Stockholders Agreement.”

Rollover Options

Pursuant to a letter agreement entered into in connection with the merger agreement on May 2, 2006, Mr. Qureshi rolled over $1.0 million of the “in the money” value of his options in Holdings into 333,334 vested stock options to purchase shares of common stock of Activant Group at an exercise price of $1.00 per share. See “Employment and Severance Agreements and Arrangements with our Named Executive Officers — Pervez A. Qureshi” above.

Change of Control Agreements

Except with regard to the applicable provisions of the Executive Severance Plan, Cash Retention Bonus Plan and the Stock Incentive Plan and the foregoing described employment agreements with the Named Executive Officers described above, we have not entered into any agreements with regard to a change in control of the company with our Named Executive Officers.

Accounting and Tax Implications

The accounting and tax treatment of particular forms of compensation do not materially affect our compensation committee's decisions. However, we evaluate the effect of such accounting and tax treatment on an ongoing basis and will make appropriate modifications to compensation policies where appropriate.

Stock Ownership

We do not have a formal policy requiring stock ownership by management.

Stock Option Grant Practices

All grants of stock options under the Stock Incentive Plan have had an exercise price equal to or higher than the fair market value of Activant Group's common stock on the date of grant. Because we are a privately-held company and there is no market for Activant Group's common stock, the fair market value of its common stock is determined by its compensation committee based on available information that is material to the value of Activant Group's common stock, including the value of the company immediately prior to the merger, the principal amount of the company's indebtedness, the company's actual and projected financial results, and fluctuations in the market value of publicly-traded companies in the software industry. In August 2007, we obtained an independent valuation of Activant Group's common stock and since that time we continue to obtain an independent valuation on a quarterly basis in connection with periodic option grants.

Activant Group's compensation committee or board of directors approves stock option grants at either a regularly scheduled board meeting or by a unanimous written consent signed by all of the members of the compensation committee or board of directors. All stock options are granted as of the date of the meeting or upon execution of the unanimous written consent in lieu of a meeting, as applicable. We generally grant stock options on a quarterly basis.

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to our Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Robert B. Henske, Chairperson
C. Andrew Ballard
S. Scott Crabill

Summary of Executive Compensation

The following table sets forth certain information regarding compensation awarded to, earned by or paid by us to our Named Executive Officers for services rendered during our fiscal years 2010, 2009 and 2008.

Name and principal position	Fiscal year	Salary ($)	Bonus ($)	Stock awards	Option awards (1)	Non-Equity incentive plan compensation (2)	Nonqualified deferred compensation earnings (3)	All other compensation (4)	Total
Pervez A. Qureshi (5)	2010	$416,000	$151,667	$—	$—	$416,000	$—	$5,433	$989,100
President and Chief	2009	$415,385	$151,667	$—	$—	$200,591	$—	$6,132	$773,775
Executive Officer	2008	$400,000	$151,667	$—	$—	$96,700	$—	$5,792	$654,159

Kathleen M. Crusco	2010	$310,000	$—	$—	$—	$155,000	$—	$3,647	$468,647
Executive Vice President	2009	$309,231	$—	$—	$—	$74,739	$—	$2,255	$386,225
and Chief Financial Officer	2008	$290,000	$—	$—	$—	$35,054	$—	$7,040	$332,094

Kevin V. Roach (6)	2010	$400,000	$—	$—	$—	$199,860	$—	$142,882	$742,742
Executive Vice President	2009	$392,308	$281,000	$—	$1,397,807	$120,000	$—	$66,446	$2,257,561
and General Manager of Wholesale Distribution	2008	$—	$—	$—	$—	$—	$—	$—	$—

Paul H. Salsgiver, Jr. (7)	2010	$350,000	$—	$—	$—	$171,203	$—	$5,494	$526,697
Executive Vice President	2009	$350,000	$—	$—	$1,553,119	$105,000	$—	$7,175	$2,015,294
and General Manager of Retail Distribution Group	2008	$—	$—	$—	$—	$—	$—	$—	$—

William Wilson (8)	2010	$250,000	$26,250	$—	$—	$125,000	$26,770	$3,835	$431,855
Senior Vice President of	2009	$249,231	$26,250	$—	$—	$60,274	$—	$1,994	$337,749
Product Development	2008	$230,000	$36,250	$—	$—	$30,219	$—	$3,442	$299,911

(1)
The amounts in this column reflect the full grant date fair value of equity awards granted within respective fiscal year computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 8 to our consolidated financial statements for the year ended September 30, 2010.

(2)
The amounts in this column reflect the cash awards earned under the IB Plan, which is discussed in more detail under “Elements of Our Executive Compensation Program — Annual Cash Compensation — Performance Based Incentive Bonuses” above.

(3)	The amount in this column represents the earnings on amounts deferred under our non-qualified deferred compensation plan. (See “Non-Qualified Deferred Compensation for Fiscal Year 2010,” below).

(4)	The amounts include, as applicable, matching 401(k) Plan contributions, term life insurance premiums, relocation reimbursements, and gross-up payments received for taxable relocation reimbursements.

(5)
Mr. Qureshi received a retention bonus of $151,667 for the fiscal years 2008, 2009 and 2010, which is discussed in more detail under “Elements of Our Executive Compensation Program — Cash Retention Bonus” above.

(6)
Mr. Roach received a sign-on bonus of $281,000, which is reflected in the table under the column titled “Bonus.” He also earned $120,000 as part of a guaranteed first year bonus, which is reflected in the table under the column titled “Non-Equity incentive plan compensation.” In addition, Mr. Roach received relocation reimbursement payments of $45,643 (for 2009) and $128,767 (for 2010), and tax gross-up payments of $20,011 (for 2009) and $10,944 (for 2010), respectively as part of a relocation package for fiscal years 2009 and 2010, which is reflected in the table under the column titled “All other compensation.”

(7)	Mr. Salsgiver earned $105,000 as part of a guaranteed first year bonus, which is reflected in the table under the column titled “Non-Equity incentive plan compensation.”

(8)
Mr. Wilson received a retention bonus of $26,250 for fiscal years 2008, 2009 and 2010, which is discussed in more detail under “Elements of Our Executive Compensation Program — Cash Retention Bonus” above. He also received a $10,000 spot bonus for fiscal year 2008. All of these amounts are reflected in the table under the column titled “Bonus.”

Grant of Plan-Based Awards in Fiscal Year 2010

The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended September 30, 2010 to the Named Executive Officers.

		Estimated future payouts under non- equity incentive plan awards (1)			Estimated future payouts under equity incentive plan awards			All other option awards: number of securities underlying options (2)	Exercise or base price of option awards ($/share)	Grant date fair value of stock and option awards (3)
Name	Grant date	Threshold	Target	Maximum	Threshold	Target	Maximum
Pervez A. Qureshi	—	$122,720	$416,000	$728,000	$—	$—	$—	—	$—	$—
Kathleen M. Crusco	—	$45,725	$155,000	$310,000	$—	$—	$—	—	$—	$—
Kevin V. Roach	—	$59,000	$200,000	$400,000	$—	$—	$—	—	$—	$—
Paul H. Salsgiver, Jr.	—	$51,625	$175,000	$350,000	$—	$—	$—	—	$—	$—
William Wilson	—	$36,875	$125,000	$250,000	$—	$—	$—	—	$—	$—

______________________________________________________________________________

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning the outstanding equity awards held by our Named Executive Officers as of September 30, 2010.

	Option Awards
Name	Grant date	Number of securities underlying underexercised options exercisable	Number of securities underlying underexercised options unexercisable	Option exercise price	Option expiration date
Pervez A. Qureshi	5/2/06(1)	333,334	—	$1.00	5/2/16
	11/16/06(2)	1,841,667	325,000	$4.35	11/16/16
Kathleen M. Crusco	5/3/07(2)	276,250	148,750	$4.71	5/3/17
Kevin V. Roach	11/20/08(2)	180,000	270,000	$4.67	11/20/18
Paul H. Salsgiver, Jr.	11/20/08(2)	200,000	300,000	$4.67	11/20/18
William Wilson	11/16/06(2)	318,750	56,250	$4.35	11/16/16

______________________________________________________________________________

(1)
These options became fully vested as of May 2, 2006 in connection with the mergers. These options represent stock options of Holdings prior to the mergers, which options were converted into stock options to acquire common stock of the Activant Group immediately following the mergers. For a further discussion regarding these “rollover options,” see the section entitled “Employment Agreements and Severance and Change of Control Benefits — Rollover Options” above.

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

Option Exercises and Stock Vested

None of our Named Executive Officers exercised stock options during our fiscal year ended September 30, 2010.

Non-Qualified Deferred Compensation for Fiscal Year 2010

Name	Executive Contributions (1)	Company Contributions	Aggregate Earnings/ Losses (2)	Aggregate Withdrawals/ Distributions	Aggregate Balance at September 30, 2010
William Wilson (3)	$37,500	$—	$26,770	$—	$565,909

______________________________________________________________________________

(1)	The amount in this column is included in the “Summary Compensation Table” in the “Salary” column.

(2)	The amount in this column is included in the "Summary Compensation Table" in the "Nonqualified deferred compensation earnings" column.

(3)	See the section titled “Elements of Our Executive Compensation Program — Deferred Compensation Arrangements” above for further description of the terms and conditions of this arrangement.

Employment and Change of Control Agreements

As discussed above, the company's Executive Severance Plan, Cash Retention Bonus Plan and the Stock Incentive Plan include provisions with regard to a change in control of the company. We also entered into definitive employment agreements with certain of the Named Executive Officers which include provisions relating to a change in control of the company. The terms of these agreements are described above under “Employment Agreements and Severance and Change of Control Benefits—Employment and Severance Agreements and Arrangements with our Named Executive Officers.”

Potential Payments Upon Termination or Change of Control

The tables below reflect the amount of potential payments to each of the Named Executive Officers in the event of termination of employment of the Named Executive Officer. The amounts shown below assume that the termination was effective as of September 30, 2010, and include estimates of the amounts, which would be paid to each executive officer upon his or her termination. The actual amount of any severance or change of control benefits to be paid out to a Named Executive Officer can only be determined at the time of the termination of employment of the Named Executive Officer. For a discussion regarding these severance and change of control benefits, see “Employment Agreements and Severance and Change of Control Benefits — Employment and Severance Agreements and Arrangements with our Named Executive Officers.”

Without Cause or for Good Reason or Upon Qualifying Termination of Employment

Name	Base Salary	Target Incentive Bonus	Cash Retention Bonus (3)	Stock Options (4)	Health Benefits	Total
		up to
Pervez A. Qureshi (1)	$1,248,000	$416,000	$151,667	$175,499	$27,423	$2,018,589
Kathleen M. Crusco (2)	$232,500	$116,250	$—	$—	$12,548	$361,298
Kevin V. Roach (2)	$300,000	$150,000	$—	$—	$12,222	$462,222
Paul H. Salsgiver, Jr. (2)	$262,500	$131,250	$—	$—	$9,471	$403,221
William Wilson (2)	$187,500	$93,750	$—	$—	$13,712	$294,962

______________________________________________________________________________

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

(3)
In the event of termination without cause or resignation for good reason not in connection with a change of control, Mr. Qureshi would be entitled to receive an installment of $151,667 if he would have been entitled to receive such installment on or prior to the six-month anniversary of the termination of his employment. None of our other Named Executive Officers is entitled to an acceleration of his or her unvested cash retention bonus in connection with a termination of employment. For additional information, see “Elements of Our Executive Compensation Program — Cash Retention Bonus” above.

(4)
Represents the difference between the exercise price of all unvested options that would have accelerated had there been a termination without cause or for good reason and the fair market value of Activant Group's common stock of $5.16 per share for such options as of September 30, 2010, as determined in good faith by the Board, multiplied by the number of such unvested options that would have accelerated had there been a termination without cause or for good reason as of September 30, 2010. For additional information regarding partial acceleration of vesting upon a termination without cause or for good reason, see “Employment Agreements and Severance and Change of Control Benefits — Employment and Severance Agreements and Arrangements with our Named Executive Officers — Pervez A. Qureshi” above.

Change of Control or Sale of Business

Name	Cash Retention Bonus (1)	Stock Options (2)	Total
Pervez A. Qureshi	$151,667	$263,250	$414,917
Kathleen M. Crusco	$—	$66,938	$66,938
Kevin V. Roach	$—	$132,300	$132,300
Paul H. Salsgiver, Jr.	$—	$147,000	$147,000
William Wilson	$26,250	$45,563	$71,813

______________________________________________________________________________

(1)
Represents the unvested portion of the Cash Retention Bonus that accelerates upon a change of control, as defined in our Stock Incentive Plan. For additional information, see “Elements of Our Executive Compensation Program — Cash Retention Bonus” above.

(2)
Represents the difference between the exercise price of all unvested options that would accelerate upon a change of control and the fair market value of Activant Group's common stock of $5.16 per share for such options as of September 30, 2010 as determined in good faith by the Board, multiplied by the number of such unvested options that would have accelerated had a change of control occurred as of September 30, 2010. Note that such acceleration would occur regardless of whether the executive officer's employment was terminated in connection with such change of control transaction. For additional information regarding partial acceleration of vesting upon a change in control, see “Employment Agreements and Severance and Change of Control Benefits — Employment and Severance Agreements and Arrangements with our Named Executive Officers — Pervez A. Qureshi” above.

Director Compensation

We reimburse non-employee directors for all out-of-pocket expenses incurred in the performance of their duties as directors, and, except with respect to the agreements with Mr. Bernard described below, we do not pay any fees to directors for attendance at meetings or their service as members of the Board.

In connection with the agreement of Marcel Bernard to serve on the board of directors of the Activant Group, Activant Group agreed to grant Mr. Bernard 61,406 options to purchase shares of common stock of the Activant Group, which options will vest over five years. In addition, Mr. Bernard receives a cash consulting fee of $100,000 per year, payable quarterly in advance. On November 15, 2006, our Board approved the payment of a cash retention bonus to Mr. Bernard, calculated by the number of options which had been granted to him times $0.35. The aggregate bonus payment of $21,492 due to Mr. Bernard vests in three equal installments, commencing on September 30, 2007 provided, however, that vesting would have accelerated in the event of a change in control, as defined under the Stock Incentive Plan.

The following table contains compensation received by Mr. Bernard during the fiscal years ended September 30, 2010, 2009 and 2008:

Name	Fiscal Year	Fees earned or paid in cash	Stock awards	Option awards (1)	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation (2)	Total
Marcel Bernard	2010	$100,000	$—	$—	$—	$—	$—	$100,000
	2009	$100,000	$—	$—	$—	$—	$7,164	$107,164
	2008	$100,000	$—	$—	$—	$—	$7,164	$107,164

______________________________________________________________________________

(1)
The amounts in this column reflect the full grant date fair value of equity awards granted within respective fiscal year under ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 8 to our consolidated financial statements for the year ended September 30, 2010.

(2)	Represents 33 1/3% of the cash retention bonus payable to Mr. Bernard pursuant to the terms of the bonus award letter dated November 17, 2006 for fiscal years 2009 and 2008.

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

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We are a wholly-owned subsidiary of Activant Group, which owns all of our issued and outstanding capital stock. All of Activant Group's issued and outstanding capital stock is owned by funds affiliated with Hellman & Friedman, Thoma Cressey and JMI Equity, which funds we refer to as the “sponsors” and certain members of our management, which we refer to as the “management investors.”

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

All of our issued and outstanding shares of capital stock have been pledged as collateral to the lenders under the senior secured credit agreement described under “Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” If we were to default on our senior secured credit facilities, the lenders could foreclose on these shares of our common stock, which would result in a change of control.

The following table sets forth as of December 14, 2010, certain information regarding the beneficial ownership of the voting securities of Activant Group by:

•	each person who beneficially owns more than 5% of Activant Group common stock;

•	each of our directors and Named Executive Officers, individually; and

•	all of our current directors and executive officers as a group.

Percentage ownership of common stock of Activant Group in the table is based on 61,362,899 shares of common stock of Activant Group outstanding on December 14, 2010. Except as otherwise noted below, the address for each person listed on the table is c/o Activant Solutions Inc., 7683 Southfront Road, Livermore, California 94551. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Beneficial ownership is determined in accordance with the rules that generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options held by that person that were exercisable as of December 14, 2010 or will become exercisable within 60 days after such date are deemed outstanding, although the shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

	Beneficial Ownership of Activant Group Common Stock
Name of Beneficial Owner	Number of Shares		Percentage
>5% Stockholders:
Funds affiliated with Hellman & Friedman LLC	46,440,270	(1)	75.7%
Funds affiliated with Thoma Cressey Bravo, Inc.	12,235,066	(2)	19.9%
Directors and Named Executive Officers:
C. Andrew Ballard (1)	—		—
Paul V. Barber (3)	2,500,000	(3)	4.1%
Marcel Bernard	58,335	(4)	*
S. Scott Crabill (2)	12,235,066		19.9%
Robert B. Henske (1)	—		—
David R. Tunnell (1)	—		—
Pervez A. Qureshi	2,391,667	(5)	3.8
Kathleen M. Crusco	318,750	(6)	*
Kevin V. Roach	202,500	(7)	*
Paul H. Salsgiver, Jr.	225,000	(8)	*
William Wilson	406,250	(9)	*
All current directors and executive officers as a group (12 individuals)	18,465,068	(10)	28.4

______________________________________________________________________________

*    Represents less than 1%.

(1)
Consists of 40,830,287 shares held by Hellman & Friedman Capital Partners V, L.P. (“HFCP V”), 5,586,763 shares held by Hellman & Friedman Capital Partners V (Parallel), L.P. (“HFCP V (Parallel)”) and 23,220 shares held by Hellman & Friedman Capital Associates V, L.P. (“HFCA V,” and together with HFCP V and HFCP V (Parallel), the “H&F Entities”). Hellman & Friedman Investors V, L.P. (“H&F Investors V”) is the general partner of HFCP V and HFCP V (Parallel). Hellman & Friedman LLC (“H&F”) is the general partner of HFCA V and H&F Investors V. As the general partner of HFCA V and H&F Investors V, H&F may be deemed to have beneficial ownership of the shares over which any of the H&F Entities has voting or dispositive power. The investment committee of H&F has power to vote or to direct the vote of, and to dispose or to direct the disposition of such shares. Each member of the investment committee of H&F disclaims beneficial ownership of the shares held by the H&F Entities. The address for the H&F Entities and Messrs. Ballard, Henske and Tunnell is One Maritime Plaza, 12th Floor, San Francisco, CA 94111.

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

(3)
Consists of 2,363,131 shares held by JMI Equity Fund V, L.P. (“JMI V”) and 136,869 shares held by JMI Equity Fund V (AI), L.P. (“JMI V (AI),” and together with JMI V, the “JMI Entities”). JMI Associates V, L.L.C. (“JMI Associates V”) is the general partner of each of the JMI Entities and may be deemed the beneficial owner of the shares held by such entities. Paul V. Barber is one of six managing members of JMI Associates V. Mr. Barber disclaims beneficial ownership of the shares beneficially owned by JMI Associates V, JMI V and JMI V (AI), except to the extent of his pecuniary interest therein. The address for the JMI Entities is c/o JMI Management, Inc., 2 Hamill Road, Suite 272, Baltimore, MD 21210 and for Mr. Barber is c/o JMI Management, Inc., 7590 Fay Avenue #301, La Jolla, CA 92037.

(4)	Consists of 58,335 shares of common stock issuable pursuant to options that are exercisable within 60 days of December 14, 2010.

(5)	Consists of 2,391,668 shares of common stock issuable pursuant to options that are exercisable within 60 days of December 14, 2010.

(6)	Consists of 318,750 shares of common stock issuable pursuant to options that are exercisable within 60 days of December 14, 2010.

(7)	Consists of 202,500 shares of common stock issuable pursuant to options that are exercisable within 60 days of December 14, 2010.

(8)	Consists of 225,000 shares of common stock issuable pursuant to options that are exercisable within 60 days of December 14, 2010.

(9)	Includes 356,250 shares of common stock issuable pursuant to options that are exercisable within 60 days of December 14, 2010.

(10)	Includes 3,680,003 shares of common stock of Activant Group issuable pursuant to options that are exercisable within 60 days of December 14, 2010.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Since October 1, 2009, there has not been, nor is there currently planned, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, executive officer or holder of more than 5% of our capital stock or any member of such persons' immediate families had or will have a direct or indirect material interest, other than agreements and transactions which are described under “Item 11—Executive Compensation—Elements of Our Executive Compensation Program—Employment Agreements and Severance and Change of Control Benefits” and the transactions described below.

Sole Share of Series A Preferred Stock

In connection with the mergers, on May 2, 2006, Activant Group issued shares of its common stock to the sponsors, at a price of $4.00 per share, and issued one share of its Series A preferred stock to a fund affiliated with Hellman & Friedman. The one share of Series A preferred stock, which ranks senior to Activant Group common stock as to rights of payment upon liquidation, is the only outstanding share of Series A preferred stock of Activant Group. The share of Series A preferred stock is not entitled to receive or participate in any dividends. The holder of the Series A preferred stock, voting as a separate class, has the right to elect one director of Activant Group, and the director designated by the holder of the Series A preferred stock is entitled at any meeting of the board of directors to exercise one vote more than all votes entitled to be cast by all other directors at such time. Activant Group is required to redeem the Series A preferred stock for $1.00 upon the earliest of the following to occur:

•
Hellman & Friedman and its affiliates, in the aggregate, no longer beneficially own a number of outstanding share equivalents that are at least (a) 40% of Activant Group's outstanding “share equivalents” and (b) 200% more than the number of outstanding share equivalents beneficially owned by Thomas Cressey and its affiliates, in the aggregate;

•	Hellman & Friedman and their affiliates, in the aggregate, no longer beneficially own at least 20% of the outstanding share equivalents of Activant Group; or

•	the consummation of an underwritten public offering of Activant Group common stock registered under the Securities Act.

For purposes of the Series A preferred stock and the stockholders agreement described below, “share equivalents'' are shares of Activant Group common stock and the number of shares of common stock issuable, without payment to Activant Group of additional consideration, upon exercise, conversion or exchange of any other security.

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

Board of Directors. The stockholders agreement requires that, until an initial public offering of shares of Activant Group's common stock, the parties that beneficially own shares of Activant Group common stock will vote those shares to elect a board of directors of Activant Group comprised of the following persons:

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

For so long as the Thoma Cressey Investors, the JMI Investors and/or the Hellman & Friedman Investors are entitled to nominate an individual for election to the board of directors, Activant Group is required to nominate such individual for election as a director as part of the slate that is included in the proxy statement or consent solicitation relating to such election and provide the highest level of support for the election of such individual as it provides to any other individual standing for election as part of Activant Group's slate.

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

Indemnification. We and Activant Group are required to indemnify and hold harmless each of the stockholders that is party to the stockholders agreement, together with its partners, stockholders, members, affiliates, directors, officers, fiduciaries, controlling persons, employees and agents from any losses arising out of either of the following, subject to limited exceptions:

•	the stockholder's or its affiliate's ownership of securities of Activant Group and us or its ability to control or influence Activant Group and us, and

•	the business, operations, properties, assets or other rights or liabilities of Activant Group, us or any of our subsidiaries.

Participation Rights. Subject to specified exceptions, until an initial public offering, Activant Group may not issue equity securities without permitting each sponsor the opportunity to purchase a pro rata share of the securities being issued. Also prior to an initial public offering, if Activant Group or any of its subsidiaries issues debt securities to the Hellman & Friedman Investors or their affiliates, each of the other sponsors will be provided the opportunity to purchase a pro rata portion of such debt securities, based on the sponsor's respective ownership of share equivalents at that time.

Transfer Provisions and Registration Rights. The stockholders agreement also contains (1) transfer restrictions applicable to the share equivalents held by the Thoma Cressey Investors, the JMI Investors and the management investors, (2) tag-along rights in favor of the Thoma Cressey Investors, the JMI Investors and the management investors, (3) drag-along rights in favor of the Hellman & Friedman Investors, (4) repurchase rights in favor of Activant Group and the sponsors with respect to the shares equivalents of the management investors, including any share equivalents they receive upon exercise of options, in the event of the termination of a management investor's employment with Activant Group and (5) certain registration rights (including customary indemnification) and Rule 144 sale provisions applicable to the sponsors and their affiliates and the management investors.

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

Our certificate of incorporation provides that the company will indemnify each of our directors and officers to the fullest extent permitted under the General Corporation Law of the State of Delaware for claims arising by reason of the fact that he or she is a director, officer, employee, or agent of the company or any of its subsidiaries. In addition, each of our executive officers and directors has entered into an indemnification agreement with Activant Group and us. Each of the indemnification agreements provides that we will indemnify and advance expenses to the indemnified officers and directors, or the indemnitees, to the fullest extent provided under our certificate of incorporation and bylaws, as in effect from time to time. We will not, without the prior written consent of each indemnitee, adopt any amendment to our certificate of incorporation or that of Activant Group, which would adversely affect the rights of the indemnitees, except as required by law. The right of such indemnitee to receive indemnification and advancement of expenses under the indemnification agreement is not exclusive of any other right to which the indemnitee may at any time be entitled. The indemnification agreement is valid for so long as such indemnitee serves as our officer or director or that of Activant Group, or at our request, any other entity, and terminates upon the later of (a) the expiration of six years after the latest date that such indemnitee ceases to serve as an officer or director, (b) the final termination of all pending proceedings in respect of which such indemnitee is granted rights of indemnification or advancement of expenses, or (c) the expiration of all statutes of limitation applicable to possible claims arising out of such indemnitee's status as an officer or director of Activant Group or us. The terms and provisions of the indemnification agreements are binding upon our successors and assigns.

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

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The audit committee of our board of directors has selected Ernst & Young LLP (“E&Y”) as registered independent public accounting firm to audit our consolidated financial statements for the fiscal year ended September 30, 2010. E&Y currently serves as our registered independent public accounting firm. Fees paid to E&Y for each of the last two fiscal years were as follows:

	Year Ended September 30,
(in thousands)	2010	2009
Audit fees (1)	$485,000	$599,400
Audit related fees (2)	—	15,000
Tax fees (3)	35,000	135,995
All other fees (4)	627,000	—
Total	$1,147,000	$750,395

______________________________________________________________________________

(1)	Audit fees include the annual audit and quarterly reviews of our financial statements, consultation on new accounting standards and normal assistance with periodic filings with the SEC.

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

(4)	Fees related to sale of productivity tools division and acquisition-related services.

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

Other Information

E&Y has a business relationship with a company other than us that is also controlled by affiliates of Hellman & Friedman, our majority stockholder. The other company provides expert services to E&Y in connection with E&Y's defense of certain professional liability litigation matters. E&Y is not the auditor of the other company, and does not believe the services provided, or the amounts paid therefore, are material to either the other company or E&Y. This relationship does not involve us or have any impact on our consolidated financial statements. Our audit committee and E&Y have separately considered the impact that this relationship may have had on E&Y's independence with respect to us. Both our audit committee and E&Y have concluded that this relationship with the other company does not impact E&Y's independence. In making this determination, both our audit committee and E&Y considered, among other things, the immaterial, indirect nature of the relationship as it relates to us.

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

ACTIVANT SOLUTIONS INC.

By:	/s/ Kathleen M. Crusco
	Name:	Kathleen M. Crusco
	Title:	Executive Vice President and Chief Financial Officer
	Date:	December 14, 2010

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

Name and Signature	Title	Date

/s/ Pervez A. Qureshi	President, Chief Executive Officer and Director	December 14, 2010
Pervez A. Qureshi	(Principal Executive Officer)

/s/ Kathleen M. Crusco	Executive Vice President and Chief Financial Officer	December 14, 2010
Kathleen M. Crusco	(Principal Financial and Accounting Officer)

/s/ Robert B. Henske	Chairman of the Board of Directors	December 14, 2010
Robert B. Henske

/s/ C. Andrew Ballard	Director	December 14, 2010
C. Andrew Ballard

/s/ Paul V. Barber	Director	December 14, 2010
Paul V. Barber

/s/ Marcel Bernard	Director	December 14, 2010
Marcel Bernard

/s/ S. Scott Crabill	Director	December 14, 2010
S. Scott Crabill

/s/ David R. Tunnell	Director	December 14, 2010
David R. Tunnell

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of Activant Solutions Inc.	8-K	333-49389	October 30, 2009	3.1	—

3.2	Bylaws of Activant Solutions Inc.	10-K	333-49389	December 21, 2007	3.2	—

4.1	Indenture, dated May 2, 2006, by and among Lone Star Merger Corp., Activant Solutions Inc., Activant Solutions Holdings Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 91/2% Senior Subordinated Notes due 2016	S-4	333-138081	October 19, 2006	4.1	—

10.1	Credit Agreement, dated May 2, 2006, by and among Lone Star Merger Corp., Lone Star Holding Corp., Deutsche Bank Trust Company Americas, as Administrative Agent, Swing Line Lender and an L/C Issuer, each lender from time to time party thereto, JP Morgan Chase Bank, N.A., as Syndication Agent and Lehman Commercial Paper Inc., as Documentation Agent	S-4	333-138081	October 19, 2006	10.1	—

10.2	Guarantee Agreement, dated May 2, 2006, by and among Lone Star Merger Corp., Lone Star Holding Corp., the Subsidiaries of the Borrower identified therein and Deutsche Bank Trust Company Americas, as Administrative Agent	S-4	333-138081	October 19, 2006	10.2	—

10.3	Security Agreement, dated May 2, 2006, by and among Lone Star Merger Corp., Lone Star Holding Corp., the Subsidiaries of Holdings identified therein and Deutsche Bank Trust Company Americas, as Collateral Agent for the Secured Parties (as defined therein)	S-4	333-138081	October 19, 2006	10.3	—

10.4	Intellectual Property Security Agreement, dated May 2, 2006, by and among Lone Star Merger Corp., Lone Star Holding Corp., the Subsidiaries of Holdings identified therein and Deutsche Bank Trust Company Americas, as Collateral Agent for the Secured Parties (as defined therein)	S-4	333-138081	October 19, 2006	10.4	—

10.5	First Incremental Amendment to Credit Agreement, dated August 17, 2007, by and among Activant Group Inc., Activant Solutions Inc., Deutsche Bank Trust Company Americas, as Administrative Agent and the 2007 Term Lenders (as defined therein)	8-K	333-49389	August 23, 2007	10.1	—

10.6	Second Amendment to Credit Agreement, dated November 19, 2010, by and among Activant Group Inc., Activant Solutions Inc., the Lenders and Deutsche Bank Trust Company Americas, as Administrative Agent (as defined therein)	—	—	—	—	X

10.7	Stockholders Agreement, dated May 2, 2006, by and among Lone Star Holding Corp., Lone Star Merger Corp., Hellman & Friedman Capital Partners V, L.P., Hellman & Friedman Capital Partners V (Parallel), L.P., Hellman & Friedman Capital Associates V, LLC, Thoma Cressey Fund VII, L.P., Thoma Cressey Friends Fund VII, L.P., Thoma Cressey Fund VIII, L.P., JMI Equity Fund V, L.P., JMI Equity Fund V (AI), L.P. and the other signatories thereto	S-4	333-138081	October 19, 2006	10.7	—

10.8	Amended and Restated Employment Agreement, dated December 30, 2008, by and between Activant Group Inc. (f/k/a Lone Star Holding Corp.) and Pervez A. Qureshi*	10-Q	333-49389	February 12, 2009	10.1	—

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

10.9	Option Rollover Agreement, dated May 1, 2006, by and among Lone Star Holding Corp., Activant Solutions Holdings Inc. and Pervez A. Qureshi*	10-K	333-49389	December 21, 2007	10.8	—

10.10	Offer Letter, dated March 19, 2007, by and between Activant Solutions Inc. and Kathleen M. Crusco*	8-K	333-49389	March 22, 2007	10.1	—

10.11	Executive Employment Agreement, dated February 14, 2005, by and between Activant Solutions Inc. and William Wilson*	10-K	333-49389	December 22, 2005	10.52	—

10.12	Agreement with Marcel Bernard, dated April 7, 2006, assumed by Lone Star Holding Corp. on October 13, 2006*	10-K/A	333-49389	January 14, 2008	10.12	—

10.13	Canadian Executive Retention Bonus Award Letter, dated November 17, 2006, by and between Activant Group Inc. and Marcel Bernard*	10-K	333-49389	December 21, 2007	10.13	—

10.14	CEO Executive Retention Bonus Award Letter, dated November 17, 2006, by and between Activant Group Inc. and Pervez A. Qureshi*	10-K	333-49389	December 21, 2007	10.14	—

10.15	U.S. Executive Retention Bonus Award Letter, dated November 17, 2006, by and between Activant Group Inc. and William Wilson*	10-K	333-49389	December 21, 2007	10.15	—

10.16	Offer Letter, dated September 3, 2008, by and between Activant Solutions Inc. and Paul Salsgiver, Jr.*	—	—	—	10.15	—

10.17	Offer Letter, dated September 10, 2008 by and between Activant Solutions Inc. and Kevin V. Roach*	—	—	—	10.16	—

10.18	Form of Indemnification Agreement among Activant Group Inc., Activant Solutions Inc. and each of their directors and executive officers	8-K	333-49389	March 8, 2007	10.1	—

10.19	Form of Indemnification Priority Agreement among Activant Group Inc., Activant Solutions Inc. and each of their non-executive directors	10-Q	333-49389	August 13, 2009	10.1	—

10.20	Amended and Restated Activant Group Inc. 2006 Stock Incentive Plan*	10-K	333-49389	December 21, 2007	10.21	—

10.21	Form of Option Agreement (General) under the Amended and Restated Activant Group Inc. 2006 Stock Incentive Plan*	10-K	333-49389	December 21, 2007	10.22	—

10.22	Form of Option Agreement (for Canadian employees) under the Amended and Restated Activant Group Inc. 2006 Stock Incentive Plan*	10-K	333-49389	December 21, 2007	10.23	—

10.23	Activant Solutions Holdings Inc. Second Amended and Restated 2000 Stock Option Plan for Key Employees*	10-K	333-49389	December 22, 2004	10.46	—

10.24	Activant Solutions Inc. Annual Incentive Bonus Plan*	10-Q	333-49389	May 14, 2009	10.1	—

10.25	Activant Solutions Inc. Deferred Compensation Plan, as amended and restated, effective January 1, 2008*	10-K	333-49389	December 19, 2008	10.26	—

10.26	Asset Purchase Agreement, dated July 2, 2007, by and among Activant Solutions Inc., Greenland Holding Corp. and Intuit Inc.	8-K	333-49389	July 9, 2007	2.1	—

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	—	—	—	—	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

21.1	List of Subsidiaries of Activant Solutions Inc.	—	—	—	—	X

24.1	Power of Attorney (included on signature page to this report)	—	—	—	—	X

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Pervez A. Qureshi	—	—	—	—	X

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco	—	—	—	—	X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Pervez A. Qureshi**	—	—	—	—	X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco**	—	—	—	—	X

______________________________________________________________________________

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