Form 10-Q
period 2010-12-31
ACTIVANT SOLUTIONS INC /DE/
filed 2011-02-09
CIK 1059103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	February 9, 2011
Common Stock, par value $0.01 per share	10	shares

ACTIVANT SOLUTIONS INC.

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2010

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to safe harbors under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report under “Part I, Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, these forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in this report under “Part I, Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
Some of the key factors that could cause actual results to differ from our expectations are:

•	unfavorable general economic and market conditions, including tight credit markets, on our customers and on our business;

•	the lasting impacts of the U.S. and global capital and credit markets crisis that occurred in 2008 and 2009;

•	our substantial indebtedness and our ability to incur additional indebtedness;

•	our ability to service our indebtedness;

•	certain covenants in our debt documents, including covenants that require us to satisfy a maximum total leverage ratio and a minimum interest coverage ratio;

•	failure to anticipate or respond to our customers’ needs and requirements;

•	failure to develop new relationships and maintain existing relationships with well-known market participants and/or key customers and/or loss of significant customer revenues;

•	shortage or delays in the receipt of equipment or hardware necessary to develop our business management solutions and systems;

•	failure to maintain adequate financial and management processes and controls;

•	loss of recurring subscription service revenues;

•	failure to integrate and retain our senior management personnel;

•	failure of our Activant Eagle and Vision products to gain acceptance within the automotive parts aftermarket;

•	costs and difficulties of integrating future acquisitions;

•	costs associated with additional restructuring activities;

•	difficulties associated with outsourcing and offshoring;

•	the amount of any additional impairment charges, including to goodwill, due to the unfavorable general economic and market conditions;

•	changes in the manner or basis on which we receive third-party information used to maintain our electronic automotive parts and applications catalog;

•	failure by certain of our existing customers to upgrade to our current generation of systems;

•	failure to effectively compete with other technology providers in connection with the sale of our business management solutions;

•	substantial fluctuations in our sales cycles applicable to our systems sales;

•	consolidation trends, attrition, migration to competitors’ products and reductions in support levels among our customers and in the market segments in which we operate;

•	failure to adequately protect our proprietary rights and intellectual property or limitations on the availability of legal or technical means of effecting such protection;

•	claims by third parties that we are infringing on their proprietary rights or other adverse claims;

•	defects or errors in our software or information services;

•	failure to obtain software and information we license from third parties;

•	interruptions of our connectivity applications and our systems;

•	claims for damages against us in the event of a failure of our customers’ system installed by us or failed installation of a system sold by us;

•	fluctuations in the value of foreign currencies;

•	natural disasters, terrorist attacks or other catastrophic events;

•	differing interests of debt security holders and our controlling stockholders or investors; and

•	the other factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

ACTIVANT SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share data)	December 31, 2010	September 30, 2010
ASSETS:
Current assets:
Cash and cash equivalents	$69,229	$74,290
Trade accounts receivable, net of allowance for doubtful accounts of $4,210 at December 31, 2010 and $3,958 at September 30, 2010	30,746	36,200
Inventories	3,323	4,447
Deferred income taxes	6,594	3,961
Income taxes receivable	1,391	1,441
Prepaid expenses and other current assets	5,507	5,018
Total current assets	116,790	125,357
Property and equipment, net	6,504	6,049
Intangible assets, net	160,944	167,358
Goodwill	541,454	541,454
Deferred financing costs	8,702	6,671
Other assets	4,967	5,017
Total assets	$839,361	$851,906

LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$16,732	$20,131
Payroll related accruals	10,865	17,229
Deferred revenue	26,700	29,196
Current portion of long-term debt	1,605	2,566
Accrued interest payable	5,902	8,039
Accrued expenses and other current liabilities	18,691	11,973
Total current liabilities	80,495	89,134
Long-term debt, net of discount	495,224	496,829
Deferred tax liabilities	50,358	51,136
Other liabilities	9,484	17,945
Total liabilities	635,561	655,044
Commitments and contingencies	—	—
Common Stock:
Par value $0.01, authorized 1,000 shares, 10 shares issued and outstanding at December 31, 2010 and September 30, 2010	—	—
Additional paid-in capital	262,279	261,337
Accumulated deficit	(52,609)	(56,119)
Other accumulated comprehensive loss:
Unrealized loss on cash flow hedges	(4,382)	(5,426)
Cumulative translation adjustment	(1,488)	(2,930)
Total stockholder’s equity	203,800	196,862
Total liabilities and stockholder’s equity	$839,361	$851,906

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	December 31,
(in thousands)	2010	2009
Revenues:
Systems	$28,855	$27,316
Services	60,985	60,809
Total revenues	89,840	88,125
Cost of revenues (exclusive of depreciation and amortization of $5.0 million and $4.4 million for the three months ended December 31, 2010 and 2009, respectively, included in amounts shown separately below):

Systems (Note 6)	15,180	15,016
Services (Note 6)	19,925	19,460
Total cost of revenues	35,105	34,476
Gross profit	54,735	53,649
Operating expenses:
Sales and marketing (Note 6)	14,128	14,212
Product development (Note 6)	8,936	8,746
General and administrative (Note 6)	9,176	6,170
Depreciation and amortization	10,132	9,486
Restructuring costs	24	906
Total operating expenses	42,396	39,520
Operating income	12,339	14,129
Interest expense	(8,473)	(7,919)
Other income, net	110	290
Income from continuing operations before income taxes	3,976	6,500
Income tax expense	466	2,932
Income from continuing operations	3,510	3,568
Income from discontinued operations, net of income taxes (Note 9)	—	954
Net income	$3,510	$4,522
Comprehensive income:
Net income	$3,510	$4,522
Unrealized gain on cash flow hedges	1,044	1,186
Foreign currency translation adjustment	1,442	18
Comprehensive income	$5,996	$5,726
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ACTIVANT SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	December 31,
(in thousands)	2010	2009
Operating activities:
Net income	$3,510	$4,522
Income from discontinued operations, net of income taxes	—	(954)
Income from continuing operations	3,510	3,568
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	942	988
Depreciation	1,054	1,107
Amortization of intangible assets	9,078	8,379
Amortization of deferred financing costs	563	552
Provision for doubtful accounts	838	325
Deferred income taxes	(3,411)	(349)
Changes in assets and liabilities:
Trade accounts receivable	4,616	548
Inventories	1,124	(1,213)
Prepaid expenses and other assets	(389)	(1,790)
Accounts payable	(3,399)	1,670
Deferred revenue	(1,999)	2,614
Accrued expenses and other	(8,255)	(10,134)
Net cash provided by operating activities – continuing operations	4,272	6,265
Net cash used in operating activities – discontinued operations	—	926
Net cash provided by operating activities	4,272	7,191

Investing activities:
Purchases of property and equipment	(1,509)	(846)
Capitalized computer software and database costs	(2,664)	(2,594)
Net cash used in investing activities – continuing operations	(4,173)	(3,440)
Net cash used in investing activities – discontinued operations	—	(7)
Net cash used in investing activities	(4,173)	(3,447)

Financing activities:
Payment of deferred financing fees	(2,594)	$—
Payments on long-term debt	(2,566)	(16,000)
Net cash used in financing activities	(5,160)	(16,000)

Net cash from continuing operations	(5,061)	(13,175)
Net cash from discontinued operations	—	919
Net change in cash and cash equivalents	(5,061)	(12,256)
Cash and cash equivalents, beginning of period	74,290	44,573
Cash and cash equivalents, end of period	$69,229	$32,317

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$10,042	$9,679
Cash paid during the period for income taxes	$3,447	$6,562
Cash received during the period for income taxes	$(90)	$(127)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheets as of December 31, 2010 and September 30, 2010 and the accompanying condensed consolidated statements of operations and comprehensive income and cash flows for the three months ended December 31, 2010 and 2009 represent our financial position, results of operations and cash flows as of and for the periods then ended. The accompanying financial statements include our accounts and the accounts of our wholly-owned subsidiaries.

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at December 31, 2010, actual results could differ from those estimates and operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be achieved for the fiscal year ending September 30, 2011. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2010.

As further discussed in Note 9, in April 2010, we sold our productivity tools business. Accordingly, we have separately classified the results of operations, assets and liabilities, and cash flows of the discontinued operations in the accompanying condensed consolidated financial statements for all the periods presented. Unless otherwise noted, the accompanying disclosures pertain to our continuing operations.

NOTE 2 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that amended the accounting rules addressing revenue recognition for multiple-deliverable revenue arrangements by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. Additionally, the ASU provided for elimination of the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. A hierarchy for estimating such selling price is included in the update. In order to allocate revenue based on each deliverable's relative selling price, we established the best estimated selling price for each item using a hierarchy of vendor specific objective evidence, third party evidence and estimated selling price (“ESP”). We determined ESP for a product or service by considering multiple factors, including, but not limited to, transaction size, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. We adopted this guidance on a prospective basis on October 1, 2010. For the three months ended December 31, 2010, we have assessed the impact of implementing this guidance and determined it did not have a significant impact on the timing or pattern of revenue recognition.  Additionally, we do not believe it will have a significant impact on the timing or pattern of our future revenue recognition.

In October 2009, the FASB also issued an ASU that provides a list of items to consider when determining whether the software and non-software components function together to deliver a product's essential functionality. We adopted this guidance on a prospective basis on October 1, 2010, and therefore applied it to relevant revenue arrangements originating or materially modified on or after that date. For the three months ended December 31, 2010, we have assessed the impact of implementing this guidance and determined it did not have a significant impact on the timing or pattern of revenue recognition.  Additionally, we do not believe it will have a significant impact on the timing or pattern of our future revenue recognition.

NOTE 3 — DEBT
Total debt consisted of the following (in thousands):

	December 31, 2010	September 30, 2010
Senior secured credit facility due 2013 ("non-extended")	$97,662	$320,009
Senior secured credit facility (incremental term loan) due 2013 ("non-extended")	11,704	65,091
Senior secured credit facility due 2016 ("extended")	273,168	—
Senior subordinated notes due 2016	114,295	114,295
Total debt	496,829	499,395
Current portion	(1,605)	(2,566)
Total long-term debt, net of discount	$495,224	$496,829

Senior Secured Credit Agreement

On November 19, 2010, we amended our senior secured credit agreement (as amended, our “senior secured credit agreement”) to, among other things, extend the maturity date for the repayment of a portion of the term loans outstanding thereunder, extend the date of maturity of the commitments in respect of a portion of our revolving credit facility and provide for additional flexibility in the financial covenant levels. As a result of the amendment, $275.0 million (the “extended term loans”) of the existing term loans entered into under the senior secured credit agreement in 2006 and under the first amendment thereto in 2007 have been extended to mature on February 2, 2016, and $25.5 million (the “extended revolving commitments”) of the existing revolving credit commitments have been extended to mature on May 2, 2013. The existing term loans and the existing revolving credit commitments were formerly set to mature on May 2, 2013 and May 2, 2011, respectively. The term loans that are not extended term loans (the “non-extended term loans”) and the revolving credit commitments that are not extended revolving commitments (the “non-extended revolving commitments”) will have the same maturity dates and pricing as in effect prior to the amendment.

Our senior secured credit agreement provides for (i) a seven-year term loan in the amount of $390.0 million, and (ii) a five-year revolving credit facility that permits loans in an aggregate amount of up to $40.0 million, which includes a $20.0 million letter of credit sublimit and a $20.0 million swing line sublimit. In addition, subject to certain terms and conditions, the senior secured credit agreement provides for one or more uncommitted incremental term loans and/or revolving credit facilities in an aggregate amount not to exceed $75.0 million, of which in August 2007 we borrowed an incremental term loan of the entire $75.0 million. The extended term loans and the portion of non-extended term loans that relate to the original term loan of $390.0 million amortize at 0.25% per quarter with the final balance of the non-extended term loans, $96.8 million, payable on May 2, 2013 and the final balance of the extended term loans, $260.6 million, payable on February 2, 2016. Any prepayments of principal will reduce the quarterly payments due, therefore after consideration of the $2.6 million mandatory payment we made during the three months ended December 31, 2010 our first quarterly payment will be due in June 2011. The portion of the non-extended term loans that relate to the incremental term loan of $75.0 million will be payable in full on May 2, 2013. The principal amounts outstanding under the non-extended revolving commitments are due and payable in full on May 2, 2011, and amounts outstanding under the extended revolving commitments are due and payable in full on May 2, 2013. As of December 31, 2010, there were no amounts outstanding under our revolving credit line.

We may be required each year, generally concurrent with the filing of our Annual Report on Form 10-K, to make a mandatory principal prepayment for the preceding fiscal year towards term loans equal to a specified percentage of excess cash flow depending on our actually attained ratio of consolidated total debt to EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the senior subordinated notes and our senior secured credit facilities), all as defined in the senior secured credit agreement. Any mandatory prepayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year. For the period ended September 30, 2006 and for the years ended September 30, 2007, 2008, 2009 and 2010, we repaid $1.9 million, $25.2 million, $15.8 million, $23.5 million and $13.5 million, respectively, in principal towards the term loans. After consideration of our voluntary prepayments made in fiscal year 2010, we had a remaining mandatory principal repayment due for fiscal year 2010 of approximately $2.6 million. During the three months ended December 31, 2010, we proceeded with the $2.6 million mandatory payment. Any future excess cash flow- based payments will be dependent upon our attained ratio of consolidated total debt to adjusted EBITDA, upon us generating excess cash flow, and/or upon us making voluntary prepayments, all as defined in the senior secured credit agreement.

In April 2010, we completed the sale of our productivity tools business for approximately $12.0 million in cash. See Note 9 for more information. The senior secured credit agreement requires us to reinvest such cash proceeds in our business within 12 months of receipt and to prepay an aggregate principal amount of term loans equal to the amount of any cash proceeds not so reinvested within such time period in our business. We have reinvested these cash proceeds in our business within such 12-month period.

The capital and credit markets have been experiencing extreme volatility and disruption during the past several years. These market conditions have, to a degree, affected our ability to borrow under our senior secured credit facilities. In September 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”) and on November 1, 2009, CIT Group Inc. (“CIT”), filed petitions under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. In December 2009, CIT confirmed that it had emerged from bankruptcy. A Lehman Brothers subsidiary, Lehman Commercial Paper Inc. (“Lehman CPI”) and a CIT subsidiary, The CIT Group/Equipment Financing, Inc. (“CIT Financing”), are lenders under our senior secured credit agreement, having provided commitments of $7.0 million and $7.5 million, respectively, under the revolving credit facility, of which no amounts were outstanding as of December 31, 2010. In October 2010, we attempted to draw down on their commitment and CIT Financing participated in our request for funding while Lehman CPI did not. As a result, depending upon whether Lehman CPI will participate in any future requests for funding or whether another lender assumes their commitment, our revolving line of credit is effectively reduced from $40.0 million to $33.0 million.

 The borrowings under the senior secured credit agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank Trust Company Americas, and (2) the federal funds rate plus 0.50%; or (b) a reserve adjusted Eurocurrency rate on deposits for periods of one-, two-, three-, or six-months (or, to the extent agreed to by each applicable lender, nine- or twelve-months or less than one month). The initial applicable margin for the borrowings is:

•	under the non-extended term loan, 1.00% with respect to base rate borrowings and 2.00% with respect to Eurocurrency rate borrowings (rate of 2.31% as of December 31, 2010);

•	under the non-extended incremental term loan, 1.50% with respect to base rate borrowings and 2.50% with respect to Eurocurrency rate borrowings (rate of 2.81% as of December 31, 2010);

•	under the extended term loan, 3.50% with respect to base rate borrowings and 4.50% with respect to Eurocurrency rate borrowings (rate of 4.81% as of December 31, 2010);

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

In addition and in conjunction with the amendment of the senior secured credit agreement, we were required to pay $2.6 million of deferred financing fees, which are being amortized to interest expense over the remaining term of the respective debt.

In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate for both extended revolving commitments and non-extended revolving commitments is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. As of December 31, 2010, our commitment fee was 0.375% per annum. We must also pay customary letter of credit fees for issued and outstanding letters of credit. As of December 31, 2010, we had $0.1 million of letters of credit issued and outstanding.

Substantially all of our assets and those of our subsidiaries are pledged as collateral under the senior secured credit agreement.

Derivative Instruments and Hedging Activities

Our objective in using interest rate swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At the time we entered into the senior secured credit agreement, we entered into four interest rate swaps to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2007, 2008 and 2009, interest rate swaps with a notional amount of $25.0 million, $30.0 million and $50.0 million, respectively, matured. As of December 31, 2010, we had an outstanding interest rate swap with a notional amount of $140.0 million. As of and for the three months ended December 31, 2010, there is no cumulative ineffectiveness related to this interest rate swap.

We account for this interest rate swap as a cash flow hedge in accordance with relevant authoritative accounting principles. Our outstanding interest swap continues to be highly effective after considering the amendment of our senior secured credit agreement. We estimate the fair value of the interest rate swap based on quoted prices and market observable data of similar instruments. If the interest rate swap agreement is terminated prior to maturity, the fair value of the interest rate swap recorded in accumulated other comprehensive income (loss) (“OCI”) may be recognized in the consolidated statements of operations based on an assessment of the agreements at the time of terminations. The realized gains and losses on this instrument are recorded in earnings as adjustments to interest expense. The unrealized gains and losses are recognized in OCI. For the three months ended December 31, 2010 and 2009, we recorded an unrealized gain of $1.7 million ($1.0 million net of tax) and $1.8 million ($1.2 million net of tax), respectively. At December 31, 2010, cumulative net unrealized losses of approximately $7.1 million ($4.4 million net of tax) were recorded in OCI, of which the entire amount is expected to be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying transaction. To the extent the interest rate swap is deemed ineffective, a portion of the unrealized gains and losses is recorded in interest expense rather than OCI.

The following table summarizes the derivative-related activity, excluding taxes, in OCI for the three months ended December 31, 2010 (in thousands):

Unrealized loss in OCI at beginning of period	$(8,850)
Net increase in fair value	1,701
Unrealized loss in OCI at end of period	$(7,149)

The following tables summarize the fair value and realized and unrealized losses of the interest rate swaps as of and for the three months ended December 31, 2010 (in thousands):

		Fair Value of Derivative Instruments
		Derivative Assets		Derivative Liabilities
	Notional Amount	Location in the Condensed Consolidated Balance Sheet	Fair Value	Location in the Condensed Consolidated Balance Sheet	Fair Value
Interest rate swap due November 2011	$140,000	Other assets	$—	Accrued expenses and other current liabilities	$(7,149)

	Effect of Derivative Instruments on Condensed Consolidated Statements of Operations and OCI
	Loss recognized in earnings (1)		Gain recognized in OCI	Gain/(Loss) reclassified from OCI into earnings (2)
	Location	Amount	Amount	Location	Amount
Interest rate swap	Interest Expense	$(1,821)	$1,701	Interest Expense	$—
____________________________________

(1)	Includes amounts related to periodic settlements required under our derivative contracts.

(2)	Represents ineffectiveness related to the interest rate swaps.

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

During fiscal year 2009, we repurchased approximately $60.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $41.1 million (including accrued interest of $1.3 million). In connection with the debt repurchase, we wrote off deferred financing costs and other transaction fees of $1.9 million. As a result of these repurchases we recorded a gain on retirement of debt in the amount of $19.0 million. Pursuant to the American Recovery and Reinvestment Act of 2009, we have elected to defer payment of the income taxes associated with these gains until they are paid ratably from 2014 to 2018. The repurchased notes have been retired. There were no repurchases of notes during the three months ended December 31, 2010 and 2009. As a result of these repurchases, senior subordinated notes representing $114.3 million in principal amount were outstanding as of December 31, 2010.

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

The terms of the senior secured credit agreement and the indenture governing the senior subordinated notes restrict certain activities by us, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets and transactions with affiliates. In addition, the senior secured credit agreement requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The senior secured credit agreement and the indenture also contain certain customary affirmative covenants and events of default. At December 31, 2010, we were in compliance with all of the covenants under the senior secured credit agreement and the indenture.

Compliance with these covenants is dependent on our results of our operations, which are subject to a number of factors including current economic conditions. Based on our forecast for the remainder of fiscal year 2011, we currently anticipate that we will be able to meet or exceed the financial tests and covenants of our senior secured credit agreement and indenture during this period. This expectation is based on our cost and revenue expectations for fiscal year 2011. Should the current economic conditions cause our business or our vertical markets to deteriorate beyond our expectations we may not be able to satisfy these financial tests and covenants.

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

NOTE 4 — FAIR VALUE

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

We use derivative financial instruments, specifically interest rate swaps, for non-trading purposes. We entered into interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations arising from previously non-hedged interest payments associated with floating rate debt. We account for the interest rate swaps discussed above under Note 3 as cash flow hedges. Derivative contracts with negative net fair values are recorded in other current liabilities. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. We have determined that our derivative valuation in its entirety should be classified as Level 2.

We record adjustments to appropriately reflect our nonperformance risk and the respective counterparty’s nonperformance risk in our fair value measurements. As of December 31, 2010, we have assessed the significance of the impact of nonperformance risk on the overall valuation of our derivative position and have determined that it is not significant to the overall valuation of the derivatives.

The fair value of our cash equivalents, deferred compensation plan assets and liabilities and interest rate swap was determined using the following inputs as of December 31, 2010 (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Cash equivalents (1)	$15,658	$—	$—	$15,658
Deferred compensation plan assets (2)	2,988	—	—	2,988
Liabilities:
Interest rate swap due 2011(3)	—	(7,149)	—	(7,149)
Deferred compensation plan liabilities (4)	(2,350)	—	—	(2,350)
Total	$16,296	$(7,149)	$—	$9,147
_______________________________

(1)	Included in cash and cash equivalents in our condensed consolidated balance sheet.

(2)	Included in other assets in our condensed consolidated balance sheet.

(3)	Included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

(4)	Included in other liabilities in our condensed consolidated balance sheet.

Other Financial Assets and Liabilities

Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.

Long-term debt, including current portion of long-term debt, as of December 31, 2010 had a carrying amount of $496.8 million and fair value of $495.4 million. As of September 30, 2010, long-term debt, including current-portion of long-term debt, had a carrying amount of $499.4 million and fair value of $493.3 million. The carrying amount is based on interest rates available upon the date of the issuance of debt and is reported in the condensed consolidated balance sheets. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

NOTE 5 — INCOME TAXES

We recorded a provision for income tax expense of $0.5 million and $2.9 million for the three months ended December 31, 2010 and 2009, respectively. This tax provision was derived by applying an estimated worldwide effective tax rate against consolidated income before income taxes for the three months ended December 31, 2010 and 2009, respectively. The estimated worldwide effective tax rate contemplated estimated variances from the U.S. federal statutory rate for the fiscal year ending September 30, 2011, including the impact of permanently non-deductible expenses, estimated changes in valuation allowances against deferred tax assets, and state income taxes. The provision for income tax was further adjusted by discrete events occurring during the quarter, including unrecognized tax benefits and liabilities and the release of the valuation allowance and the decrease in the blended rate as a result of the merger between Activant Solutions Inc. and its wholly-owned subsidiary Activant Wholesale Distribution Solutions Inc.

Our condensed consolidated balance sheet included unrecognized tax benefits (excluding interest and penalties, classified in other non-current liabilities) of approximately $1.4 million and $1.5 million as of December 31, 2010 and September 30, 2010, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $1.2 million and $1.3 million as of December 31, 2010 and September 30, 2010, respectively. The tax years 2009 and 2010 remain open to examination by the major taxing jurisdictions to which we are subject.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The balance of accrued interest and penalties was approximately $0.2 million and $0.3 million as of December 31, 2010 and September 30, 2010, respectively.

It is reasonably possible as of December 31, 2010 that the unrecognized tax benefits will decrease by approximately $0.4 million within the next twelve months, primarily due to tax positions relating to certain tax credits and positions relating to transfer pricing.

NOTE 6 — EMPLOYEE STOCK PLANS
Stock-based Compensation Expense
The following table summarizes stock-based compensation expense for the three months ended December 31, 2010 and 2009 and its allocation within the condensed consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended
	December 31,
	2010	2009
Cost of revenues
Systems	$18	$8
Services	59	61
Operating expenses
Sales and marketing	335	364
Product development	74	75
General and administrative	456	480
Total stock based compensation expense from continuing operations	942	988
Total stock based compensation expense from discontinued operations	—	10
Total stock based compensation expense	$942	$998

We also recognized a total income tax benefit in the condensed consolidated statements of operations and comprehensive income related to the total stock-based compensation expense amounts above, of approximately $0.4 million for both the three months ended December 31, 2010 and 2009.

NOTE 7 — RESTRUCTURING COSTS

During the three months ended December 31, 2010, we did not have significant restructuring related charges, however during the three months ended December 31, 2009, our management approved restructuring plans to continue to streamline and focus our operations and to more properly align our cost structure with current business conditions and our projected future revenue streams. These plans included the elimination of certain employee positions and the consolidation of space within multiple facilities locations. All of the affected employees have been notified and terminated, and the facility consolidation has been completed. In accordance with relevant authoritative accounting principles, we recorded restructuring charges of approximately $0.9 million for the three months ended December 31, 2009, related to workforce reductions (comprised of severance and related benefits) and the facility consolidation, including additional charges for past actions related to certain employee termination benefits that are required to be accrued from the time of notification through the date specified in the benefit. All restructuring charges were recorded in “Restructuring Costs” in the condensed consolidated statements of operations and comprehensive income.

Our restructuring liability at December 31, 2010, was approximately $0.9 million and the changes in our restructuring liabilities for the three months then ended were as follows (in thousands):

	Balance at			Balance at
	September 30, 2010	Restructuring Charges	Payments	December 31, 2010
2010 Actions — Severance and Related Benefits	$763	$24	$(637)	$150
2010 Actions — Facility Closings	575	—	(91)	484
2009 Actions — Facility Closings	388	—	(107)	281
	$1,726	$24	$(835)	$915

NOTE 8 — SEGMENT REPORTING

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

We specialize in and target specific vertical industries through our two primary markets: retail and distribution, which we consider our segments for reporting purposes. These segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in authoritative accounting guidance regarding segments. We believe these segments accurately reflect the manner in which our management views and evaluates the business. As discussed in Note 9, in April 2010, we sold our productivity tools business. These amounts have been separately presented as discontinued operations in the accompanying financial statements. The prior periods have been reclassified to conform to the current period presentation. Unless otherwise noted, the accompanying disclosures pertain to our continuing operations.

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

A description of the businesses served by each of our reportable segments follows:

•
Retail Distribution Group segment — The retail market consists of a range of specialty retail and distribution vertical markets, including independent hardware retailers; home improvement centers; paint stores; farm supply stores; retail nurseries and garden centers; lumber and building material dealers; pharmacies; and specialty retailers, primarily in the United States; and customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks (including manufacturers, warehouse distributors, parts stores, and professional installers) in North America, the United Kingdom and Ireland, as well as several retail chains in North America.

•
Wholesale Distribution Group segment — The distribution market consists of distributors in a wide range of vertical markets, including electrical supply; plumbing; medical supply; heating and air conditioning; tile; industrial machinery and equipment; industrial supplies; fluid power; janitorial and sanitation products; paper and packaging; and service establishment equipment vendors, primarily in the United States.

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

Our reportable segment financial information for the three months ended December 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended December 31, 2010			Three Months Ended December 31, 2009
	Retail Distribution Group	Wholesale Distribution Group	Total	Retail Distribution Group	Wholesale Distribution Group	Total
Revenues	$50,608	$39,232	$89,840	$52,077	$36,048	$88,125
Contribution margin	$15,684	$16,172	$31,856	$16,311	$15,123	$31,434

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

The reconciliation of total segment contribution margin to our income from continuing operations before income taxes is as follows (in thousands):

	Three Months Ended December 31,
	2010	2009
Segment contribution margin	$31,856	$31,434
Corporate and unallocated costs	(8,419)	(5,925)
Stock-based compensation expense	(942)	(988)
Depreciation and amortization	(10,132)	(9,486)
Restructuring costs	(24)	(906)
Interest expense	(8,473)	(7,919)
Other income, net	110	290
Income from continuing operations before income taxes	$3,976	$6,500

NOTE 9 — DISCONTINUED OPERATIONS

On April 16, 2010, we completed the sale of our productivity tools business. Accordingly, we have separately classified the results of operations, assets and liabilities, and cash flows of the discontinued operations in the condensed consolidated financial statements for all periods presented.

Income from discontinued operations, net of income taxes, for the three months ended December 31, 2009 is summarized as follows (in thousands):

Revenue from discontinued operations	$3,474
Expenses from discontinued operations	2,081
Income from discontinued operations before income taxes	1,393
Income tax expense	439
Income from discontinued operations, net of income taxes	$954

The cash receipts and payments related to the discontinued operations have been reflected as cash inflows and outflows, respectively in the condensed consolidated statements of cash flows.

NOTE 10 — LITIGATION

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

On July 12, 2010, Internet Autoparts, Inc. (“IAP”) filed a complaint in the District Court of Travis County, Texas (the “District Court”) against Activant Solutions Inc. (“Activant”). In the complaint, IAP alleged that we aided and abetted breaches  of fiduciary duties by our appointee directors of IAP, and that we tortiously interfered with a contractual relationship of IAP by licensing catalogs and catalog services to General Parts, Inc. (“GPI”), which then allegedly used such catalogs and services to breach a covenant not to compete in IAP’s stockholders agreement. Both Activant and GPI are parties to IAP’s stockholders agreement. IAP seeks to recover unspecified damages, including punitive damages, consequential or special damages, interest and any other relief to which it may be entitled.

On August 6, 2010, Activant answered IAP’s complaint and filed a motion to dismiss or stay IAP’s lawsuit in favor of arbitration. On August 6, 2010, Activant also filed a demand for arbitration against IAP with the American Arbitration Association (“AAA”), seeking a declaratory judgment that Activant’s contracts with IAP expressly permit Activant to license catalogs and catalog services to GPI.

On September 16, 2010, the District Court abated IAP’s lawsuit in favor of arbitration.  IAP then filed an amended answering statement with the AAA and asserted as counterclaims the same claims that it had originally filed in the District Court.  Activant has responded to IAP’s counterclaims. An arbitration hearing has been scheduled for May 23, 2011.

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

NOTE 11 — GUARANTOR CONSOLIDATION

The senior secured credit agreement and the senior subordinated notes are guaranteed by our existing, wholly-owned domestic subsidiaries HM COOP LLC and Activant Wholesale Distribution Solutions Inc. (collectively, the “Guarantors”). Since September 30, 2006, (i) the following subsidiaries have been merged into Activant Solutions Inc.: Triad Systems Financial Corporation, Triad Data Corporation, CCI/TRIAD Gem, Inc., Enterprise Computing Inc., Speedware Holdings, Inc., CCI/ARD, Inc., Triad Systems Corporation, Speedware USA, Inc. and Atlas Disposition Group Inc. (formerly known as Speedware Group, Inc.); (ii) the following subsidiary was merged into Atlas Disposition Group Inc.: Atlas America Inc. (formerly known as Speedware America, Inc.); and (iii) the following subsidiaries have been merged into Activant Wholesale Distribution Solutions Inc. (formerly known as Prophet 21 New Jersey, Inc.): Prophet 21 Investment Corporation, Prophet 21 Canada, Inc., SDI Merger Corporation, Distributor Information Systems Corporation, Trade Services Systems, Inc., STANPak Systems, Inc., Prelude Systems Inc. and Greenland Holding Corp. Our other subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the senior secured credit agreement and the senior subordinated notes. The accompanying condensed consolidating balance sheets as of December 31, 2010 and September 30, 2010 and the accompanying condensed consolidating statements of operations and cash flows for the three months ended December 31, 2010 and 2009 represent the financial position, results of operations and cash flows of our Guarantors and Non-Guarantors. Effective January 1, 2011, Activant Wholesale Distribution Solutions Inc. was merged into Activant Solutions Inc.

Condensed Consolidating Balance Sheet as of December 31, 2010

	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$60,849	$7	$8,373	$—	$69,229
Trade accounts receivable, net of allowance for doubtful accounts	13,331	14,753	2,662	—	30,746
Inventories	3,131	48	144	—	3,323
Deferred income taxes	5,424	1,167	3	—	6,594
Income taxes receivable	23	(31)	1,399	—	1,391
Prepaid expenses and other current assets	4,620	813	74	—	5,507
Total current assets	87,378	16,757	12,655	—	116,790
Property and equipment, net	6,071	342	91	—	6,504
Intangible assets, net	145,200	14,642	1,102	—	160,944
Goodwill	442,144	91,956	1,316	6,038	541,454
Investments in subsidiaries	17,081	—	—	(17,081)	—
Intercompany receivables (payables)	(129,943)	130,994	(1,051)	—	—
Deferred financing costs	8,702	—	—	—	8,702
Other assets	4,794	164	13	(4)	4,967
Total assets	$581,427	$254,855	$14,126	$(11,047)	$839,361
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$15,198	$1,396	$138	$—	$16,732
Payroll related accruals	3,007	7,366	492	—	10,865
Deferred revenue	5,798	20,333	569	—	26,700
Current portion of long-term debt	1,605	—	—	—	1,605
Accrued interest payable	5,902	—	—	—	5,902
Accrued expenses and other current liabilities	17,708	1,980	(997)	—	18,691
Total current liabilities	49,218	31,075	202	—	80,495
Long-term debt	495,224	—	—	—	495,224
Deferred tax and other liabilities	59,914	(459)	387	—	59,842
Total liabilities	604,356	30,616	589	—	635,561
Total stockholder’s equity (deficit)	(22,929)	224,239	13,537	(11,047)	203,800
Total liabilities and stockholder’s equity (deficit)	$581,427	$254,855	$14,126	$(11,047)	$839,361

Condensed Consolidating Balance Sheet as of September 30, 2010

	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$68,451	$8	$5,831	$—	$74,290
Trade accounts receivable, net of allowance for doubtful accounts	16,979	16,489	2,732	—	36,200
Inventories	4,214	37	196	—	4,447
Deferred income taxes	2,734	1,227	—	—	3,961
Income taxes receivable	555	(83)	969	—	1,441
Prepaid expenses and other current assets	4,624	295	99	—	5,018
Assets of discontinued operations	—	—	—	—	—
Total current assets	97,557	17,973	9,827	—	125,357
Property and equipment, net	5,597	358	94	—	6,049
Intangible assets, net	149,847	16,333	1,178	—	167,358
Goodwill	442,145	91,956	1,316	6,037	541,454
Investments in subsidiaries	17,081	—	—	(17,081)	—
Intercompany receivables (payables)	(121,746)	120,528	1,218	—	—
Deferred financing costs	6,671	—	—	—	6,671
Other assets	4,842	165	13	(3)	5,017
Total assets	$601,994	$247,313	$13,646	$(11,047)	$851,906
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$19,056	$919	$156	$—	$20,131
Payroll related accruals	9,223	7,535	471	—	17,229
Deferred revenue	7,805	20,427	964	—	29,196
Current portion of long-term debt	2,566	—	—	—	2,566
Accrued interest payable	8,039				8,039
Accrued expenses and other current liabilities	11,065	2,271	(1,363)	—	11,973
Total current liabilities	57,754	31,152	228	—	89,134
Long-term debt	496,829	—	—	—	496,829
Deferred tax and other liabilities	69,312	(599)	368	—	69,081
Total liabilities	623,895	30,553	596	—	655,044
Total stockholder’s equity (deficit)	(21,901)	216,760	13,050	(11,047)	196,862
Total liabilities and stockholder’s equity (deficit)	$601,994	$247,313	$13,646	$(11,047)	$851,906

Condensed Consolidating Statement of Operations for the Three Months Ended December 31, 2010

	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$13,974	$14,023	$858	$—	$28,855
Services	33,939	24,298	2,748	—	60,985
Total revenues	47,913	38,321	3,606	—	89,840
Cost of revenues:
Systems	8,507	6,271	402	—	15,180
Services	12,938	5,549	1,438	—	19,925
Total cost of revenues	21,445	11,820	1,840	—	35,105
Gross profit	26,468	26,501	1,766	—	54,735
Operating expenses:
Sales and marketing	7,390	6,262	476	—	14,128
Product development	3,757	4,769	410	—	8,936
General and administrative	8,928	172	76	—	9,176
Depreciation and amortization	8,302	1,740	90	—	10,132
Restructuring costs	24	—	—	—	24
Total operating expenses	28,401	12,943	1,052	—	42,396
Operating income (loss)	(1,933)	13,558	714	—	12,339
Interest expense	(8,509)	—	36	—	(8,473)
Other income (expense), net	1,333	106	(1,329)	—	110
Income (loss) before income taxes	(9,109)	13,664	(579)	—	3,976
Income tax expense	(5,321)	5,339	448	—	466
Net income (loss)	$(3,788)	$8,325	$(1,027)	$—	$3,510

Condensed Consolidating Statement of Operations for the Three Months Ended December 31, 2009

	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$15,108	$11,281	$927	$—	$27,316
Services	33,530	24,554	2,725	—	60,809
Total revenues	48,638	35,835	3,652	—	88,125
Cost of revenues:
Systems	9,120	5,308	588	—	15,016
Services	12,520	5,464	1,476	—	19,460
Total cost of revenues	21,640	10,772	2,064	—	34,476
Gross profit	26,998	25,063	1,588	—	53,649
Operating expenses:
Sales and marketing	8,391	5,111	710	—	14,212
Product development	3,666	4,664	416	—	8,746
General and administrative	5,645	352	173	—	6,170
Depreciation and amortization	7,588	1,752	146	—	9,486
Restructuring costs	273	89	544	—	906
Total operating expenses	25,563	11,968	1,989	—	39,520
Operating income (loss)	1,435	13,095	(401)	—	14,129
Interest expense	(7,915)	(4)	—	—	(7,919)
Other income (expense), net	(5,654)	83	5,861	—	290
Income (loss) from continuing operations before income taxes	(12,134)	13,174	5,460	—	6,500
Income tax expense	1,763	551	618	—	2,932
Income (loss) from continuing operations	(13,897)	12,623	4,842	—	3,568
Income (loss) from discontinued operations, net of income taxes	2,072	—	(1,118)	—	954
Net income (loss)	$(11,825)	$12,623	$3,724	$—	$4,522

Condensed Consolidating Statement of Cash Flows for the Three Months Ended December 31, 2010

	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$1,683	$32	$2,557	$—	$4,272

Investing activities:
Purchase of property and equipment	(1,462)	(32)	(15)	—	(1,509)
Capitalized computer software costs and databases	(2,664)	—	—	—	(2,664)
Net cash used in investing activities	(4,126)	(32)	(15)	—	(4,173)

Financing activities:
Payment of deferred financing fees	(2,594)	—	—	—	(2,594)
Payment on long-term debt	(2,566)	—	—	—	(2,566)
Net cash used in financing activities	(5,160)	—	—	—	(5,160)

Net change in cash and cash equivalents	(7,603)	—	2,542	—	(5,061)
Cash and cash equivalents, beginning of period	68,452	7	5,831	—	74,290
Cash and cash equivalents, end of period	$60,849	$7	$8,373	$—	$69,229

Condensed Consolidating Statement of Cash Flows for the Three Months Ended December 31, 2009

	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities - continuing operations	$5,060	$211	$994	$—	$6,265
Net cash provided by (used in) operating activities - discontinued operations	943	—	(17)	—	926
Net cash provided by operating activities	6,003	211	977	—	7,191
Investing activities:
Purchase of property and equipment	(778)	(61)	(7)	—	(846)
Capitalized computer software costs and databases	(2,594)	—	—	—	(2,594)
Net cash used in investing activities - continuing operations	(3,372)	(61)	(7)	—	(3,440)
Net cash used in investing activities - discontinued operations	(7)	—	—	—	(7)
Net cash used in investing activities	(3,379)	(61)	(7)	—	(3,447)
Financing activities:
Payment on long-term debt	(16,000)	—	—	—	(16,000)
Net cash used in financing activities - continuing operations	(16,000)	—	—	—	(16,000)
Net cash from continuing operations	(14,312)	150	987	—	(13,175)
Net cash from discontinued operations	936	—	(17)	—	919
Net change in cash and cash equivalents	(13,376)	150	970	—	(12,256)
Cash and cash equivalents, beginning of period	42,001	215	2,357	—	44,573
Cash and cash equivalents, end of period	$28,625	$365	$3,327	$—	$32,317

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included above. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Part I, Item 1A — Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

We specialize in and target specific vertical industries through our two primary markets: retail and distribution, which we consider our segments for reporting purposes. These segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in authoritative accounting guidance regarding segments. We believe these segments accurately reflect the manner in which our management views and evaluates the business. As discussed in Note 9 to our accompanying unaudited condensed consolidated financial statements, in April 2010, we sold our productivity tools business, which was previously presented in Other. These amounts have been separately presented as discontinued operations in the accompanying financial statements. The prior periods have been reclassified to conform to the current period presentation. Unless otherwise noted, the accompanying disclosures pertain to our continuing operations.

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

The key components of our results of operations are as follows:

Revenues

Our revenues are primarily derived from customers that operate in two markets: retail and distribution.

•
The retail market consists of a range of specialty retail and distribution vertical markets, including independent hardware retailers; home improvement centers; paint stores; farm supply stores; retail nurseries and garden centers; lumber and building material dealers; pharmacies; and specialty retailers, primarily in the United States; and customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks (including manufacturers, warehouse distributors, parts stores, and professional installers) in North America, the United Kingdom and Ireland, as well as several retail chains in North America. For the three months ended December 31, 2010, we generated approximately 56.3% of our total revenues from the retail vertical market.

•
The distribution market consists of distributors in a wide range of vertical markets, including electrical supply; plumbing; medical supply; heating and air conditioning; tile; industrial machinery and equipment; industrial supplies; fluid power; janitorial and sanitation products; paper and packaging; and service establishment equipment vendors, primarily in the United States. For the three months ended December 31, 2010, we generated approximately 43.7% of our total revenues from the distribution vertical market.

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

•
Cost of services revenues and services gross margins — Cost of services revenues primarily consist of salary related costs, third party maintenance costs and travel associated with our help desk, salary related costs, material and production costs associated with our automotive catalog and other content offerings as well as overhead expenses. Generally, our services revenues have a higher gross margin than our systems revenues.

We allocate overhead expenses including facilities and information technology costs to all departments based on headcount. As such, overhead expenses are included in costs of revenues and each operating expense category.

Operating Expenses

Our operating expenses consist primarily of sales and marketing, product development, and general and administrative expenses as well as non-cash expenses, including depreciation and amortization.

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

•
Other income (expense), net — Other income (expense), net primarily consists of interest income, dividend income, other non-income based taxes, foreign currency gains or losses, gains or losses on disposal of assets and gains or losses on marketable securities.

•	Income tax expense — Income tax expense is based on state, federal and foreign taxable income determined in accordance with current enacted laws and tax rates.

General Business Conditions and Trends

The United States economy continued to slowly recover in 2010. We believe that the pace of the recovery will likely be slow as the U.S. economy experiences prolonged tight credit, high unemployment and ongoing foreclosures, as well as historically low sales of both new and existing homes. The broader macroeconomic environment has impacted our performance in the markets we serve, and we expect it will likely continue to affect the industries we serve and our performance in those industries in our fiscal year 2011.

We continue to see customer caution in making capital expenditure decisions. While we have seen year-over-year total revenue increases for the last few quarters, we also see our potential and current customer base challenged with, among other things, lack of access to adequate credit and attrition due to bankruptcies and business shutdowns.  In the first quarter of fiscal year 2011, our retail segment experienced a softening in sales of additional products and services to our existing customers primarily due to the completion of  payment card industry compliance requirements, which had generated additional selling opportunities. We anticipate that this trend will continue through the third quarter as retailers were generally required to be compliant by July 2010.  Additionally our retail segment has recently experienced and may continue to experience customers deferring decisions on new system purchases.  In our distribution segment, we are starting to see a slow but steady recovery from the economic downturn, which is driving increased sales to existing customers.

We have proactively addressed our cost model as we faced these marketplace and revenue uncertainties. Over the past several years our management implemented restructuring actions primarily related to eliminating certain employee positions and consolidating certain excess facilities. We also benefited from our intense focus on managing our discretionary expenses and continue to do so wherever practical.

Demand for our systems and support offerings are correlated with the economic conditions in each vertical market and the macroeconomic conditions. We continue to focus on executing in the areas we can control by continuing to provide high value products and services while managing our expenses. Despite the challenging economic environment, cash flows from operating activities remained positive for the three months ended December 31, 2010 at $4.3 million. We continue to use excess cash to pay down our outstanding debt obligations. We made principal payments of approximately $2.6 million in face value of our debt during the three months ended December 31, 2010.

If the macroeconomic environment recovery continues to be slow, it could have a negative effect on our revenue growth rate and our operating margins. If this were to occur, it may impact our ability to meet certain financial tests and covenants under our senior secured credit agreement (as defined below) and the indenture governing our senior subordinated notes. We met our covenants for the three months ended December 31, 2010 and based on our forecast for fiscal year 2011, we currently anticipate that we will be able to continue to meet or exceed these financial tests and covenants. This expectation is based on our cost and revenue expectations for fiscal year 2011. Should the current economic conditions cause our business or our vertical markets to deteriorate beyond our expectations we may not be able to satisfy these financial tests and covenants.

Results of Operations

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Total revenues

Our Retail Distribution Group and Wholesale Distribution Group segments accounted for approximately 56.3% and 43.7%, respectively, of our revenues during the three months ended December 31, 2010. This compares to the three months ended December 31, 2009, where our Retail Distribution Group and Wholesale Distribution Group segments accounted for approximately 59.1% and 40.9%, respectively, of our revenues. See Note 8 to our unaudited condensed consolidated financial statements for further information on our segments, including a summary of our segment revenues and contribution margin.

The following table sets forth, for the periods indicated, our segment revenues by business management solution and services and the variance thereof (in thousands):

	Three Months Ended December 31,
	2010	2009	Variance $	Variance %
Retail Distribution Group revenues:
Systems	$14,810	$15,980	$(1,170)	(7.3)%
Services	35,798	36,097	(299)	(0.8)%
Total Retail Distribution Group revenues	$50,608	$52,077	$(1,469)	(2.8)%
Wholesale Distribution Group revenues:
Systems	$14,045	$11,336	$2,709	23.9%
Services	25,187	24,712	475	1.9%
Total Wholesale Distribution Group revenues	$39,232	$36,048	$3,184	8.8%
Total revenues:
Systems	$28,855	$27,316	$1,539	5.6%
Services	60,985	60,809	176	0.3%
Total revenues	$89,840	$88,125	$1,715	1.9%

Total revenues for the three months ended December 31, 2010 increased by $1.7 million, or 1.9%, compared to the three months ended December 31, 2009. The increase in revenues over the comparable period a year ago is primarily a result of an increase in systems and services revenues in Wholesale Distribution Group , partially offset by a decrease in systems and services revenues in Retail Distribution Group.

•
Retail Distribution Group revenues — Retail Distribution Group revenues decreased by $1.5 million, or 2.8%. Systems revenues decreased primarily due to lower sales of additional hardware products and software modules to existing customers as a result of stronger prior year sales driven by payment card industry compliance requirements, partially offset by higher license and professional services revenues as a result of current and prior quarter sales. Services revenues experienced a decrease primarily as a result of ongoing legacy platform attrition, partially offset by support price increases.

•
Wholesale Distribution Group revenues — Wholesale Distribution Group revenues increased by $3.2 million, or 8.8%. Systems revenues increased primarily as a result of strong sales of additional products and modules to existing customers. Services revenues increased primarily as a result of our price increases for support services, partially offset by customer attrition.

Total cost of revenues and gross margins as a percentage of revenues

The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues (in thousands):

	Three Months Ended December 31,
	2010	2009	Variance
Cost of systems revenues	$15,180	$15,016	$164
Systems gross margins	47.4%	45.0%

Cost of services revenues	$19,925	$19,460	$465
Services gross margins	67.3%	68.0%

Total cost of revenues	$35,105	$34,476	$629
Total gross margins	60.9%	60.9%

•
Cost of systems revenues and systems gross margins — Cost of systems revenues increased by $0.2 million primarily as a result of higher direct costs associated with higher system revenues as well as a higher excess and obsolete inventory adjustment, partially offset by lower compensation related expenses. System gross margins increased by 2.4 percentage points in the three months ended December 31, 2010 from the comparable period a year ago. The increase is primarily attributable to an increase in system sales volume, a higher mix of license sales with higher gross margins as well as improved professional services utilization.

•
Cost of services revenues and services gross margins — Cost of services revenues increased by $0.5 million primarily as a result of increased labor related expenses, outside services and third party support. Services gross margins decreased by 0.7 percentage points in the three months ended December 31, 2010 from the comparable period a year ago primarily as a result of increased compensation related expenses, outside services and third party support on relatively flat revenues.

Total operating expenses

The following table sets forth, for the periods indicated, operating expenses and the variance thereof (in thousands):

	Three Months Ended December 31,
	2010	2009	Variance $	Variance %
Sales and marketing	$14,128	$14,212	$(84)	(0.6)%
Product development	8,936	8,746	190	2.2%
General and administrative	9,176	6,170	3,006	48.7%
Depreciation and amortization	10,132	9,486	646	6.8%
Restructuring costs	24	906	(882)	(97.4)%
Total operating expenses	$42,396	$39,520	$2,876	7.3%

Total operating expenses increased by $2.9 million, or 7.3%, for the three months ended December 31, 2010, compared to the three months ended December 31, 2009. The increase was driven primarily by an increase in acquisition-related and other strategic initiative costs, compensation related expenses, bad debt expense and travel related expenses, partially offset by a decrease in outside services and commissions.

•
Sales and marketing —Sales and marketing expenses decreased by $0.1 million, or 0.6%, for the three months ended December 31, 2010 compared to the three months ended December 31, 2009. The decrease was primarily the result of $0.6 million in compensation related expenses and $0.2 million in outside services, partially offset by an increase of $0.6 million in bad debt expense.

•
Product development —Product development expenses increased $0.2 million, or 2.2%, for the three months ended December 31, 2010 compared to the three months ended December 31, 2009. The increase was primarily the result of a $0.2 million increase in compensation related costs, partially offset by lower software development expenses of $0.1 million as a result of more of these costs being capitalized.

•	General and administrative —General and administrative expenses increased by $3.0 million, or 48.7%, for the three months ended December 31, 2010 compared to the three months ended December 31, 2009. The increase is primarily the result of $2.1 million in acquisition related costs and other strategic initiatives, $0.3 million of legal related costs in conjunction with the amendment of our senior secured credit facilities and $0.6 million in compensation and employee related expenses, partially offset by a $0.1 million reduction in travel costs.

•
Depreciation and amortization —Depreciation and amortization is not allocated to our segments. Depreciation and amortization expense was $10.1 million for the three months ended December 31, 2010 compared to $9.5 million for the three months ended December 31, 2009. The increase was primarily a result of an increase in purchases of property and equipment compared to the prior year.

•
Restructuring costs — During fiscal year 2010, our management approved restructuring actions primarily related to eliminating certain employee positions and consolidating certain excess facilities with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams. During the three months ended December 31, 2010 and 2009, we recorded restructuring charges of less than $0.1 million and approximately $0.9 million, respectively. See Note 7 to our unaudited condensed consolidated financial statements.

Interest expense

Interest expense for the three months ended December 31, 2010 and 2009 was $8.5 million and $7.9 million, respectively. The increase in interest expense was primarily a result of the amendment of our revolving credit facility, partially offset by the reduction in our outstanding debt as a result of principal payments made in the past twelve months totaling approximately $10.1 million.

Other income, net

Other income for the three months ended December 31, 2010 was income of $0.1 million compared to $0.3 million in the three months ended December 31, 2009. The decrease was primarily a result of foreign currency gains of approximately $0.1 million for the three months ended December 31, 2010 compared to approximately $0.4 million during the three months ended December 31, 2009 as well as additional income during the three months ended December 31, 2010 of $1.5 million related to a dividend from our joint venture, Internet Autoparts, Inc., partially offset by a loss on dissolution of a subsidiary with cumulative translation losses of $1.4 million.

Income tax expense

We recognized income tax expense of $0.5 million, or 11.7% of pre-tax income, for the three months ended December 31, 2010 compared to income tax expense of $2.9 million, or 45.1% of pre-tax income from continuing operations, in the comparable period in 2009. During the three months ended December 31, 2010, the decrease in income tax expense is due primarily to the release of a valuation allowance which had been established against a portion of our state net operating loss carry-forwards and a lower blended rate. The release of the valuation allowance and the decrease in the blended rate are both a result of the merger between Activant Solutions Inc. and its wholly-owned subsidiary Activant Wholesale Distribution Solutions Inc. Our effective tax rate for the three months ended December 31, 2010 differed from the statutory rate primarily due to state taxes, net of U.S. federal income tax benefit, and the release of the state net operating loss carry-forward valuation allowance. Substantially all of our operating income was generated from domestic operations during the three months ended December 31, 2010 and 2009. As of December 31, 2010, we had $10.4 million of federal and state loss carry-forwards that expire between 2011 and 2028 and $0.3 million of foreign business tax credit carry-forwards that expire in 2020, if not utilized earlier. As of December 31, 2010, we also had foreign net operating loss carry-forwards of $18.4 million that are not subject to expiration. Undistributed earnings, if any, of our foreign subsidiaries are considered to be permanently reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. See Note 5 to our unaudited condensed consolidated financial statements for additional information about income taxes.
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

Contribution margin for the three months ended December 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended December 31,
	2010	2009	Variance $	Variance %
Retail Distribution Group	$15,684	$16,311	$(627)	(3.8)%
Wholesale Distribution Group	16,172	15,123	1,049	6.9%
Total contribution margin	$31,856	$31,434	$422	1.3%

•
Retail Distribution Group contribution margin — The contribution margin for Retail Distribution Group decreased by $0.6 million. Gross margins were $1.1 million lower primarily as a result of lower gross margins on lower systems revenue as well as higher compensation related and higher allocated costs on services revenue. Sales and marketing expenses decreased by $0.6 million primarily as a result of lower compensation related expenses. Product development expenses increased by $0.1 million primarily as a result of higher compensation related expenses

•
Wholesale Distribution Group contribution margin — The contribution margin for Wholesale Distribution Group increased by $1.0 million. Gross margins were $2.1 million higher primarily as a result of higher gross margins on higher systems revenue. Sales and marketing expenses increased by $1.0 million primarily as a result of an increase in bad debt expense and compensation related expenses. Product development expenses increased by $0.1 million primarily as a result of higher compensation related expenses.

The reconciliation of total segment contribution margin to our income from continuing operations before income taxes is as follows (in thousands):

	Three Months Ended December 31,
	2010	2009
Segment contribution margin	$31,856	$31,434
Corporate and unallocated costs	(8,419)	(5,925)
Stock-based compensation expense	(942)	(988)
Depreciation and amortization	(10,132)	(9,486)
Restructuring costs	(24)	(906)
Interest expense	(8,473)	(7,919)
Other income, net	110	290
Income from continuing operations before income taxes	$3,976	$6,500

Liquidity and Capital Resources

Overview

Our principal liquidity requirements are for debt service, capital expenditures and working capital. Our ability to service our indebtedness will depend on our ability to generate cash in the future.

Our cash and cash equivalents balance at December 31, 2010 was $69.2 million. As of December 31, 2010, we had $496.8 million in outstanding indebtedness comprised primarily of $382.5 million aggregate principal amount of senior secured term loans (including an incremental term loan) due 2013 and 2016 pursuant to our senior secured credit agreement and $114.3 million aggregate principal amount of senior subordinated notes due 2016.

Senior Secured Credit Agreement

On November 19, 2010, we amended our senior secured credit agreement (as amended, our “senior secured credit agreement”) to, among other things, extend the maturity date for the repayment of a portion of the term loans outstanding thereunder, extend the date of maturity of the commitments in respect of a portion of our revolving credit facility and provide for additional flexibility in the financial covenant levels. As a result of the amendment, $275.0 million (the “extended term loans”) of the existing term loans entered into under the senior secured credit agreement in 2006 and under the first amendment thereto in 2007 have been extended to mature on February 2, 2016, and $25.5 million (the “extended revolving commitments”) of the existing revolving credit commitments have been extended to mature on May 2, 2013. The existing term loans and the existing revolving credit commitments were formerly set to mature on May 2, 2013 and May 2, 2011, respectively. The term loans that are not extended term loans (the “non-extended term loans”) and the revolving credit commitments that are not extended revolving commitments (the “non-extended revolving commitments”) will have the same maturity dates and pricing as in effect prior to the amendment.

Our senior secured credit agreement provides for (i) a seven-year term loan in the amount of $390.0 million, and (ii) a five-year revolving credit facility that permits loans in an aggregate amount of up to $40.0 million, which includes a $20.0 million letter of credit sublimit and a $20.0 million swing line sublimit. In addition, subject to certain terms and conditions, the senior secured credit agreement provides for one or more uncommitted incremental term loans and/or revolving credit facilities in an aggregate amount not to exceed $75.0 million, of which in August 2007 we borrowed an incremental term loan of the entire $75.0 million. The extended term loans and the portion of non-extended term loans that relate to the original term loan of $390.0 million amortize at 0.25% per quarter with the final balance of the non-extended term loans, $96.8 million, payable on May 2, 2013 and the final balance of the extended term loans, $260.6 million, payable on February 2, 2016. Any prepayments of principal will reduce the quarterly payments due, therefore after consideration of the $2.6 million mandatory payment we made during the three months ended December 31, 2010 our first quarterly payment will be due in June 2011. The portion of the non-extended term loans that relate to the incremental term loan of $75.0 million will be payable in full on May 2, 2013. The principal amounts outstanding under the non-extended revolving commitments are due and payable in full on May 2, 2011, and amounts outstanding under the extended revolving commitments are due and payable in full on May 2, 2013. As of December 31, 2010, there were no amounts outstanding under our revolving credit line.

We may be required each year, generally concurrent with the filing of our Annual Report on Form 10-K, to make a mandatory principal prepayment for the preceding fiscal year towards term loans equal to a specified percentage of excess cash flow depending on our actually attained ratio of consolidated total debt to EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the senior subordinated notes and our senior secured credit facilities), all as defined in the senior secured credit agreement. Any mandatory prepayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year. For the period ended September 30, 2006 and for the years ended September 30, 2007, 2008, 2009 and 2010, we repaid $1.9 million, $25.2 million, $15.8 million, $23.5 million and $13.5 million, respectively, in principal towards the term loans. After consideration of our voluntary prepayments made in fiscal year 2010, we had a remaining mandatory principal repayment due for fiscal year 2010 of approximately $2.6 million. During the three months ended December 31, 2010, we proceeded with the $2.6 million mandatory payment. Any future excess cash flow- based payments will be dependent upon our attained ratio of consolidated total debt to adjusted EBITDA, upon us generating excess cash flow, and/or upon us making voluntary prepayments, all as defined in the senior secured credit agreement.

In April 2010, we completed the sale of our productivity tools business for approximately $12.0 million in cash. See Note 9 to our unaudited condensed consolidated financial statements for more information. The senior secured credit agreement requires us to reinvest such cash proceeds in our business within 12 months of receipt and to prepay an aggregate principal amount of term loans equal to the amount of any cash proceeds not so reinvested within such time period in our business. We have reinvested these cash proceeds in our business within such 12-month period.

The capital and credit markets have been experiencing extreme volatility and disruption during the past several years. These market conditions have, to a degree, affected our ability to borrow under our senior secured credit facilities. In September 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”) and on November 1, 2009, CIT Group Inc. (“CIT”), filed petitions under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. In December 2009, CIT confirmed that it had emerged from bankruptcy. A Lehman Brothers subsidiary, Lehman Commercial Paper Inc. (“Lehman CPI”) and a CIT subsidiary, The CIT Group/Equipment Financing, Inc. (“CIT Financing”), are lenders under our senior secured credit agreement, having provided commitments of $7.0 million and $7.5 million, respectively, under the revolving credit facility, of which no amounts were outstanding as of December 31, 2010. In October 2010, we attempted to draw down on their commitment and CIT Financing participated in our request for funding while Lehman CPI did not. As a result, depending upon whether Lehman CPI will participate in any future requests for funding or whether another lender assumes their commitment, our revolving line of credit is effectively reduced from $40.0 million to $33.0 million.

 The borrowings under the senior secured credit agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank Trust Company Americas, and (2) the federal funds rate plus 0.50%; or (b) a reserve adjusted Eurocurrency rate on deposits for periods of one-, two-, three-, or six-months (or, to the extent agreed to by each applicable lender, nine- or twelve-months or less than one month). The initial applicable margin for the borrowings is:
•

•	under the non-extended term loan, 1.00% with respect to base rate borrowings and 2.00% with respect to Eurocurrency rate borrowings (rate of 2.31% as of December 31, 2010);

•	under the non-extended incremental term loan, 1.50% with respect to base rate borrowings and 2.50% with respect to Eurocurrency rate borrowings (rate of 2.81% as of December 31, 2010);

•	under the extended term loan, 3.50% with respect to base rate borrowings and 4.50% with respect to Eurocurrency rate borrowings (rate of 4.81% as of December 31, 2010);

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

In addition and in conjunction with the amendment of the senior secured credit agreement, we were required to pay $2.6 million of deferred financing fees, which are being amortized to interest expense over the remaining term of the respective debt.

In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate for both extended revolving commitments and non-extended revolving commitments is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. As of December 31, 2010, our commitment fee was 0.375% per annum. We must also pay customary letter of credit fees for issued and outstanding letters of credit. As of December 31, 2010, we had $0.1 million of letters of credit issued and outstanding.

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

Derivative Instruments and Hedging Activities

Our objective in using interest rate swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At the time we entered into the senior secured credit agreement, we entered into four interest rate swaps to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2007, 2008 and 2009, interest rate swaps with a notional amount of $25.0 million, $30.0 million and $50.0 million, respectively, matured. As of December 31, 2010, we had an outstanding interest rate swap with a notional amount of $140.0 million. As of and for the three months ended December 31, 2010, there is no cumulative ineffectiveness related to this interest rate swap.

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

During fiscal year 2010, we repurchased approximately $60.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $41.1 million (including accrued interest). The repurchased notes have been retired. There were no repurchases of notes during the three months ended December 31, 2010 and 2009. As a result of these repurchases, senior subordinated notes representing $114.3 million in principal amount were outstanding as of December 31, 2010.

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

The terms of the senior secured credit agreement and the indenture governing the senior subordinated notes restrict certain activities by us, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets and transactions with affiliates. In addition, the senior secured credit agreement requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The senior secured credit agreement and the indenture also contain certain customary affirmative covenants and events of default. At December 31, 2010, we were in compliance with all of the covenants under the senior secured credit agreement and the indenture.

Compliance with these covenants is dependent on our results of our operations, which are subject to a number of factors including current economic conditions. Based on our forecast for the remainder of fiscal year 2011, we currently anticipate that we will be able to meet or exceed the financial tests and covenants of our senior secured credit agreement and indenture during this period. This expectation is based on our cost and revenue expectations for fiscal year 2011. Should the current economic conditions cause our business or our vertical markets to deteriorate beyond our expectations we may not be able to satisfy these financial tests and covenants.

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

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Our net cash provided by operating activities from continuing operations for the three months ended December 31, 2010 and 2009 was $4.3 million and $6.3 million, respectively. As compared to the prior year, the decrease was largely attributable to an additional use of cash of $5.1 million for accounts payable, $4.6 million for deferred revenue and $3.1 million for deferred income taxes, partially offset by an increase in net income from continuing operations (after giving effect to $0.7 million of higher amortization of intangible assets in the current year) as well as an increase in cash provided by accounts receivable of $4.1 million, inventories of $2.3 million, accrued expenses and other liabilities of $1.9 million, prepaid expenses and other assets of $1.4 million and allowance for doubtful accounts of $0.5 million.

Our investing activities used net cash of $4.2 million and $3.4 million during the three months ended December 31, 2010 and 2009, respectively. The increase in cash used in investing activities from the prior year was primarily due to an increase in purchases of property and equipment as well as a slight increase in capitalized computer software and database costs. We purchased property and equipment of $1.5 million and $0.8 million and capitalized computer software and database development costs of $2.7 million and $2.6 million for the three months ended December 31, 2010 and 2009, respectively.

Our financing activities used net cash of $5.2 million and $16.0 million for the three months ended December 31, 2010 and 2009, respectively. The decrease in cash used in financing activities was primarily due to payments on our current and long-term debt of $16.0 million during the three months ended December 31, 2009 compared to $2.6 million during the three months ended December 31, 2010, partially offset by the payment of $2.6 million of deferred financing fees during the three months ended December 31, 2010.

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

Covenant Compliance

Our senior secured credit agreement requires us to meet certain financial tests, including covenants that require us to satisfy a maximum total leverage ratio of consolidated total debt to adjusted EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the senior subordinated notes and our senior secured credit facilities) and a minimum interest coverage ratio of adjusted EBITDA to consolidated interest expense, and other financing conditions tests, which become increasingly stringent over the term of the senior secured credit facility. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources — Senior Secured Credit Agreement.” Based on our forecasts for the remainder of fiscal year 2011, we currently anticipate that we will be able to meet or exceed these financial tests and covenants during this period. This expectation is based on our cost and revenue expectations for fiscal year 2011, which include certain cost cutting initiatives. Should the current economic conditions cause our business or our vertical markets to deteriorate beyond our expectations or should our cost cutting initiatives prove insufficient we may not be able to satisfy these financial tests and covenants. In addition to these factors, our continued ability to meet those financial ratios and tests can be affected by other events beyond our control or risks in our business (See “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010).

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

The following is a reconciliation of net income (loss), which is a GAAP measure of our operating results, to adjusted EBITDA (as described in our senior secured credit agreement and the indenture governing our senior subordinated notes, including related calculations) for the twelve months ended December 31, 2010 and 2009 (in thousands).

	Twelve Months Ended December 31,
	2010	2009
Net income (loss)	$23,549	$(62,712)
Acquisition costs	4,819	95
Adjusted net income (loss)	28,368	(62,617)
Interest expense	31,904	35,908
Income tax expense and other income-based taxes	13,661	22,629
Depreciation and amortization	40,347	38,774
Gain on asset sales, net of tax	(6,178)	—
Gain on retirement of debt	—	(18,958)
Non-cash charges (dissolution of wholly owned subsidiary, impairment charges and stock-based compensation expense)	5,148	93,063
Non-recurring cash charges and restructuring charges	3,393	5,309
Deferred compensation payments	268	294
Sponsor payments	104	162
Foreign exchange gain	(434)	(161)
Disposed of EBITDA from sale of our productivity tools business	(457)	(2,082)
Adjusted EBITDA	$116,124	$112,321

Our financial covenant requirements and ratios as of December 31, 2010 were as follows:

	Covenant Requirements	Our Ratio
Senior Secured Credit Agreement (1)
Maximum consolidated total debt to adjusted EBITDA ratio	4.25x	3.75
Minimum adjusted EBITDA to consolidated interest expense	2.75x	3.92

Senior Subordinated Notes (2)
Minimum adjusted EBITDA to fixed charges ratio required to incur additional indebtedness pursuant to ratio provisions	2.00x	3.92
__________________________________________

(1)
Our senior secured credit agreement currently requires us to maintain a consolidated total debt to adjusted EBITDA ratio of a maximum of 4.25; however, this ratio is lowered to a maximum of 4.00x by the end of the quarter ending December 31, 2011 and 3.75x by the end of the quarter ending March 31, 2013. Consolidated total debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $7.5 million. As of December 31, 2010, our consolidated total debt was $435.1 million, consisting of total debt other than certain indebtedness totaling $496.8 million, net of cash and cash equivalents in excess of $7.5 million totaling $61.7 million. We are also required to maintain an adjusted EBITDA to consolidated interest expense ratio of 2.75x as of the quarter ended December 31, 2010. Consolidated interest expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated. This would also constitute a default under the indenture governing the senior subordinated notes.

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

Recently Issued Accounting Pronouncements

See Note 2 — Recently Issued Accounting Pronouncements to our unaudited condensed consolidated financial statements.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Historically, our exposure to market risk for changes in interest rates relates primarily to our short and long-term debt obligations. At December 31, 2010, pursuant to our senior secured credit agreement, we had $109.4 million and $273.2 million aggregate principal amount outstanding of term loans due 2013 and 2016, respectively, and $114.3 million of 9.5% senior subordinated notes due 2016. The term loans bear interest at floating rates. In May 2006, we entered into four interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations and to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2009, 2008 and 2007, interest rate swaps with a notional amount of $50.0 million, $30.0 million and $25.0 million, respectively, matured. As of December 31, 2010, we had an outstanding interest rate swap with a notional amount of $140.0 million. Giving effect to the interest rate swap, a 0.25% increase in floating rates would increase our interest expense by $0.4 million annually. See “Derivative Instruments and Hedging Activities” under Note 3 to our unaudited condensed consolidated financial statements, which section is incorporated herein by reference.

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

We monitor our foreign currency exposure and, from time to time, will attempt to reduce our exposure through hedging. At December 31, 2010, we had no foreign currency contracts outstanding.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC in its rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

On July 12, 2010, Internet Autoparts, Inc. (“IAP”) filed a complaint in the District Court of Travis County, Texas (the “District Court”) against Activant Solutions Inc. (“Activant”). In the complaint, IAP alleged that we aided and abetted breaches  of fiduciary duties by our appointee directors of IAP, and that we tortiously interfered with a contractual relationship of IAP by licensing catalogs and catalog services to General Parts, Inc. (“GPI”), which then allegedly used such catalogs and services to breach a covenant not to compete in IAP’s stockholders agreement. Both Activant and GPI are parties to IAP’s stockholders agreement. IAP seeks to recover unspecified damages, including punitive damages, consequential or special damages, interest and any other relief to which it may be entitled.

On August 6, 2010, Activant answered IAP’s complaint and filed a motion to dismiss or stay IAP’s lawsuit in favor of arbitration. On August 6, 2010, Activant also filed a demand for arbitration against IAP with the American Arbitration Association (“AAA”), seeking a declaratory judgment that Activant’s contracts with IAP expressly permit Activant to license catalogs and catalog services to GPI.

On September 16, 2010, the District Court abated IAP’s lawsuit in favor of arbitration.  IAP then filed an amended answering statement with the AAA and asserted as counterclaims the same claims that it had originally filed in the District Court.  Activant has responded to IAP’s counterclaims. An arbitration hearing has been scheduled for May 23, 2011.

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

Item 1A — Risk Factors
There have been no material changes from the risk factors associated with our business, financial condition and results of operations as set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3 — Defaults Upon Senior Securities
None.

Item 4 — Removed and Reserved

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

ACTIVANT SOLUTIONS INC.
Date: February 9, 2011	By: /s/ KATHLEEN M. CRUSCO
Kathleen M. Crusco
Executive Vice President and Chief Financial Officer (Principal Financial and Duly Authorized Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Provided Herewith
21.1	List of Subsidiaries of Activant Solutions Inc.	-	-	-	-	X
31.1	Certification pursuant to Section 302 of	-	-	-	-	X
the Sarbanes-Oxley Act of 2002 by Pervez A. Qureshi
31.2	Certification pursuant to Section 302 of	-	-	-	-	X
the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco
32.1*	Certification pursuant to Section 906 of	-	-	-	-	X
the Sarbanes-Oxley Act of 2002 by Pervez A. Qureshi
32.2 *	Certification pursuant to Section 906 of	-	-	-	-	X
the Sarbanes-Oxley Act of 2002 by Kathleen M. Crusco

____________________________________________________
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