Form 10-Q
period 2011-03-31
ACTIVANT SOLUTIONS INC /DE/
filed 2011-04-28
CIK 1059103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2011
Common Stock, par value $0.01 per share	10 shares

ACTIVANT SOLUTIONS INC.

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to safe harbors under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report under “Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, these forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in this report under “Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A — Risk Factors” and under “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Some of the key factors that could cause actual results to differ from our expectations are:

•	unfavorable general economic and market conditions, including tight credit markets, on our customers and on our business;

•	the lasting impacts of the U.S. and global capital, housing and credit markets crisis that occurred in 2008 and 2009;

•	our substantial indebtedness and our ability to incur additional indebtedness;

•	our ability to service our indebtedness;

•	certain covenants in our debt documents, including covenants that require us to satisfy a maximum total leverage ratio and a minimum interest coverage ratio;

•	failure to anticipate or respond to our customers’ needs and requirements;

•	failure to develop new relationships and maintain existing relationships with well-known market participants and/or key customers and/or loss of significant customer revenues;

•	shortage or delays in the receipt of equipment or hardware necessary to develop our business management solutions and systems;

•	failure to maintain adequate financial and management processes and controls;

•	loss of recurring subscription service revenues;

•	failure to integrate and retain our senior management personnel;

•	failure of our Activant Eagle and Vision products to gain acceptance within the automotive parts aftermarket;

•	costs and difficulties of integrating future acquisitions;

•	costs associated with additional restructuring activities;

•	difficulties associated with outsourcing and offshoring;

•	the amount of any additional impairment charges, including to goodwill, due to unfavorable general economic and market conditions;

•	changes in the manner or basis on which we receive third-party information used to maintain our electronic automotive parts and applications catalog;

•	failure by certain of our existing customers to upgrade to our current generation of systems;

•	failure to effectively compete with other technology providers in connection with the sale of our business management solutions;

•	substantial fluctuations in our sales cycles applicable to our systems sales;

•	consolidation trends, attrition, migration to competitors’ products and reductions in support levels among our customers and in the market segments in which we operate;

•	failure to adequately protect our proprietary rights and intellectual property or limitations on the availability of legal or technical means of effecting such protection;

•	claims by third parties that we are infringing on their proprietary rights or other adverse claims;

•	defects or errors in our software or information services;

•	failure to obtain software and information we license from third parties;

•	interruptions of our connectivity applications and our systems;

•	claims for damages against us in the event of a failure of our customers’ system installed by us or failed installation of a system sold by us;

•	fluctuations in the value of foreign currencies;

•	natural disasters, terrorist attacks or other catastrophic events;

•	differing interests of debt security holders and our controlling stockholders or investors;

•	uncertainties related to our recently announced merger agreement with affiliates of funds advised by Apax Partners, L.P. and Apax Partners LLP; and

•	the other factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

ACTIVANT SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share data)	March 31, 2011	September 30, 2010
ASSETS:
Current assets:
Cash and cash equivalents	$88,992	$74,290
Trade accounts receivable, net of allowance for doubtful accounts of $3,522 at March 31, 2011 and $3,958 at September 30, 2010	32,781	36,200
Inventories	2,278	4,447
Deferred income taxes	5,529	3,961
Income taxes receivable	979	1,441
Prepaid expenses and other current assets	4,624	5,018
Total current assets	135,183	125,357
Property and equipment, net	7,652	6,049
Intangible assets, net	154,597	167,358
Goodwill	541,454	541,454
Deferred financing costs	8,091	6,671
Other assets	4,900	5,017
Total assets	$851,877	$851,906

LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$14,903	$20,131
Payroll related accruals	15,342	17,229
Deferred revenue	32,598	29,196
Current portion of long-term debt	2,293	2,566
Accrued interest payable	9,175	8,039
Accrued expenses and other current liabilities	16,692	11,973
Total current liabilities	91,003	89,134
Long-term debt, net of discount	494,536	496,829
Deferred tax liabilities	48,272	51,136
Other liabilities	9,241	17,945
Total liabilities	643,052	655,044
Commitments and contingencies	—	—
Common Stock:
Par value $0.01, authorized 1,000 shares, 10 shares issued and outstanding at March 31, 2011 and September 30, 2010	—	—
Additional paid-in capital	263,217	261,337
Accumulated deficit	(50,661)	(56,119)
Other accumulated comprehensive loss:
Unrealized loss on cash flow hedges	(2,529)	(5,426)
Cumulative translation adjustment	(1,202)	(2,930)
Total stockholder’s equity	208,825	196,862
Total liabilities and stockholder’s equity	$851,877	$851,906

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands)	2011	2010	2011	2010
Revenues:
Systems	$30,508	$34,145	$59,363	$61,461
Services	61,604	60,875	122,589	121,684
Total revenues	92,112	95,020	181,952	183,145
Cost of revenues (exclusive of depreciation and amortization of $5.0 million, $4.8 million, $10.0 million and $9.2 million for the three months ended March 31, 2011 and 2010 and six months ended March 31, 2011 and 2010, respectively, included in amounts shown separately below):

Systems (Note 6)	16,070	19,093	31,250	34,109
Services (Note 6)	18,738	19,910	38,663	39,370
Total cost of revenues	34,808	39,003	69,913	73,479
Gross profit	57,304	56,017	112,039	109,666
Operating expenses:
Sales and marketing (Note 6)	14,217	14,342	28,345	28,554
Product development (Note 6)	8,662	8,620	17,598	17,366
General and administrative (Note 6)	6,939	6,359	16,115	12,529
Depreciation and amortization	9,991	10,296	20,123	19,782
Restructuring costs	(3)	1,068	21	1,974
Total operating expenses	39,806	40,685	82,202	80,205
Operating income	17,498	15,332	29,837	29,461
Interest expense	(9,313)	(7,784)	(17,786)	(15,703)
Other income, net	110	141	220	431
Income from continuing operations before income taxes	8,295	7,689	12,271	14,189
Income tax expense	6,347	2,711	6,813	5,643
Income from continuing operations	1,948	4,978	5,458	8,546
Loss from discontinued operations, net of income taxes (Note 9)	—	(996)	—	(42)
Net income	$1,948	$3,982	$5,458	$8,504
Comprehensive income:
Net income	$1,948	$3,982	$5,458	$8,504
Unrealized gain on cash flow hedges	1,853	367	2,897	1,553
Foreign currency translation adjustment	286	(824)	1,728	(806)
Comprehensive income	$4,087	$3,525	$10,083	$9,251
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ACTIVANT SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	March 31,
(in thousands)	2011	2010
Operating activities:
Net income	$5,458	$8,504
Loss from discontinued operations, net of income taxes	—	42
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	1,880	1,906
Depreciation	1,992	2,832
Amortization of intangible assets	18,131	16,950
Amortization of deferred financing costs	1,174	1,105
Provision for doubtful accounts	1,120	757
Deferred income taxes	(4,432)	(2,506)
Changes in assets and liabilities:
Trade accounts receivable	2,299	(2,196)
Inventories	2,169	(112)
Prepaid expenses and other assets	973	1,133
Accounts payable	(5,228)	(749)
Deferred revenue	3,524	5,955
Accrued expenses and other	(233)	(10,859)
Net cash provided by operating activities – continuing operations	28,827	22,762
Net cash provided by operating activities – discontinued operations	—	2,390
Net cash provided by operating activities	28,827	25,152

Investing activities:
Purchases of property and equipment	(3,595)	(2,246)
Capitalized computer software and database costs	(5,370)	(5,405)
Net cash used in investing activities – continuing operations	(8,965)	(7,651)
Net cash used in investing activities – discontinued operations	—	(94)
Net cash used in investing activities	(8,965)	(7,745)

Financing activities:
Payment of deferred financing fees	(2,594)	—
Payments on long-term debt	(2,566)	(16,000)
Net cash used in financing activities	(5,160)	(16,000)

Net cash from continuing operations	14,702	(889)
Net cash from discontinued operations	—	2,296
Net change in cash and cash equivalents	14,702	1,407
Cash and cash equivalents, beginning of period	74,290	44,573
Cash and cash equivalents, end of period	$88,992	$45,980

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$15,475	$14,288
Cash paid during the period for income taxes	$11,504	$14,613
Cash received during the period for income taxes	$(90)	$(127)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVANT SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended September 30, 2010, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring items, considered necessary to present fairly our financial position at March 31, 2011 and September 30, 2010, and the results of our operations for the three and six months ended March 31, 2011 and March 31, 2010 and the cash flows for the six months ended March 31, 2011 and March 31, 2010. The accompanying financial statements include our accounts and the accounts of our wholly-owned subsidiaries.

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at March 31, 2011, actual results could differ from those estimates and operating results for the three and six months ended March 31, 2011 are not necessarily indicative of the results that may be achieved for the fiscal year ending September 30, 2011. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

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

NOTE 2 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board ("FASB") issued an Accounting Standard Update ("ASU") that amended the accounting rules addressing revenue recognition for multiple-deliverable revenue arrangements by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. Additionally, the ASU provided for elimination of the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. A hierarchy for estimating such selling price is included in the update. In order to allocate revenue based on each deliverable's relative selling price, we established the best estimated selling price for each item using a hierarchy of vendor specific objective evidence, third party evidence and estimated selling price (“ESP”). We determined ESP for a product or service by considering multiple factors, including, but not limited to, transaction size, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. We adopted this guidance on a prospective basis on October 1, 2010. For the three and six months ended March 31, 2011, we have assessed the impact of implementing this guidance and determined it did not have a significant impact on the timing or pattern of revenue recognition.  Additionally, we do not believe it will have a significant impact on the timing or pattern of our future revenue recognition.

In October 2009, the FASB also issued an ASU that provides a list of items to consider when determining whether the software and non-software components function together to deliver a product's essential functionality. We adopted this guidance on a prospective basis on October 1, 2010, and therefore applied it to relevant revenue arrangements originating or materially modified on or after that date. For the three and six months ended March 31, 2011, we have assessed the impact of implementing this guidance and determined it did not have a significant impact on the timing or pattern of revenue recognition.  Additionally, we do not believe it will have a significant impact on the timing or pattern of our future revenue recognition.

NOTE 3 — DEBT
Total debt consisted of the following (in thousands):

	March 31, 2011	September 30, 2010
Senior secured credit facility due 2013 ("non-extended")	$97,662	$320,009
Senior secured credit facility (incremental term loan) due 2013 ("non-extended")	11,704	65,091
Senior secured credit facility due 2016 ("extended")	273,168	—
Senior subordinated notes due 2016	114,295	114,295
Total debt	496,829	499,395
Current portion	(2,293)	(2,566)
Total long-term debt, net of discount	$494,536	$496,829

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

Our senior secured credit agreement provides for (i) a seven-year term loan in the amount of $390.0 million, and (ii) a five-year revolving credit facility that permits loans in an aggregate amount of up to $40.0 million, which includes a $20.0 million letter of credit sublimit and a $20.0 million swing line sublimit. In addition, subject to certain terms and conditions, the senior secured credit agreement provides for one or more uncommitted incremental term loans and/or revolving credit facilities in an aggregate amount not to exceed $75.0 million, of which in August 2007 we borrowed an incremental term loan of the entire $75.0 million. The extended term loans and the portion of non-extended term loans that relate to the original term loan of $390.0 million amortize at 0.25% per quarter with the final balance of the non-extended term loans, $96.8 million, payable on May 2, 2013 and the final balance of the extended term loans, $260.6 million, payable on February 2, 2016. Any prepayments of principal will reduce the quarterly payments due, therefore after consideration of the $2.6 million mandatory payment we made during the six months ended March 31, 2011 our first quarterly payment will be due in June 2011. The portion of the non-extended term loans that relate to the incremental term loan of $75.0 million will be payable in full on May 2, 2013. The principal amounts outstanding under the non-extended revolving commitments are due and payable in full on May 2, 2011, and amounts outstanding under the extended revolving commitments are due and payable in full on May 2, 2013. As of March 31, 2011, there were no amounts outstanding under our revolving credit line.

We may be required each year, generally concurrent with the filing of our Annual Report on Form 10-K, to make a mandatory principal prepayment for the preceding fiscal year towards term loans equal to a specified percentage of excess cash flow depending on our actually attained ratio of consolidated total debt to EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the senior subordinated notes and our senior secured credit facilities), all as defined in the senior secured credit agreement. Any mandatory prepayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year. For the period ended September 30, 2006 and for the years ended September 30, 2007, 2008, 2009 and 2010, we repaid $1.9 million, $25.2 million, $15.8 million, $23.5 million and $13.5 million, respectively, in principal towards the term loans. After consideration of our voluntary prepayments made in fiscal year 2010, we had a remaining mandatory principal repayment due for fiscal year 2010 of approximately $2.6 million. During the six months ended March 31, 2011, we proceeded with the $2.6 million mandatory payment. Any future excess cash flow- based payments will be dependent upon our attained ratio of consolidated total debt to adjusted EBITDA, upon us generating excess cash flow, and/or upon us making voluntary prepayments, all as defined in the senior secured credit agreement.

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

The capital and credit markets have been experiencing extreme volatility and disruption during the past several years. These market conditions have, to a degree, affected our ability to borrow under our senior secured credit facilities. In September 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”) and on November 1, 2009, CIT Group Inc. (“CIT”), filed petitions under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. In December 2009, CIT confirmed that it had emerged from bankruptcy. A Lehman Brothers subsidiary, Lehman Commercial Paper Inc. (“Lehman CPI”) and a CIT subsidiary, The CIT Group/Equipment Financing, Inc. (“CIT Financing”), are lenders under our senior secured credit agreement, having provided commitments of $7.0 million and $7.5 million, respectively, under the revolving credit facility, of which no amounts were outstanding as of March 31, 2011. In October 2010, we attempted to draw down on their commitment and CIT Financing participated in our request for funding while Lehman CPI did not. As a result, depending upon whether Lehman CPI will participate in any future requests for funding or whether another lender assumes their commitment, our revolving line of credit is effectively reduced from $40.0 million to $33.0 million.

 The borrowings under the senior secured credit agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank Trust Company Americas, and (2) the federal funds rate plus 0.50%; or (b) a reserve adjusted Eurocurrency rate on deposits for periods of one-, two-, three-, or six-months (or, to the extent agreed to by each applicable lender, nine- or twelve-months or less than one month). The initial applicable margin for the borrowings is:

•	under the non-extended term loan, 1.00% with respect to base rate borrowings and 2.00% with respect to Eurocurrency rate borrowings (for a total interest rate of 2.31% as of March 31, 2011);

•
under the non-extended incremental term loan, 1.50% with respect to base rate borrowings and 2.50% with respect to Eurocurrency rate borrowings (for a total interest rate of 2.81% as of March 31, 2011);

•	under the extended term loan, 3.50% with respect to base rate borrowings and 4.50% with respect to Eurocurrency rate borrowings (for a total interest rate of 4.81% as of March 31, 2011);

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

In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate for both extended revolving commitments and non-extended revolving commitments is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. As of March 31, 2011, our commitment fee was 0.375% per annum. We must also pay customary letter of credit fees for issued and outstanding letters of credit. As of March 31, 2011, we had $0.1 million of letters of credit issued and outstanding.

Substantially all of our assets and those of our subsidiaries are pledged as collateral under the senior secured credit agreement.

Derivative Instruments and Hedging Activities

Our objective in using interest rate swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At the time we entered into the senior secured credit agreement, we entered into four interest rate swaps to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2007, 2008 and 2009, interest rate swaps with a notional amount of $25.0 million, $30.0 million and $50.0 million, respectively, matured. As of March 31, 2011, we had an outstanding interest rate swap with a notional amount of $140.0 million. As of and for the six months ended March 31, 2011, there is no cumulative ineffectiveness related to this interest rate swap.

We account for this interest rate swap as a cash flow hedge in accordance with relevant authoritative accounting principles. Our outstanding interest swap continues to be an effective hedge. We estimate the fair value of the interest rate swap based on quoted prices and market observable data of similar instruments. If the interest rate swap agreement is terminated prior to maturity, the fair value of the interest rate swap recorded in accumulated other comprehensive income (loss) (“OCI”) may be recognized in the consolidated statements of operations based on an assessment of the agreements at the time of terminations. The realized gains and losses on this instrument are recorded in earnings as adjustments to interest expense. The unrealized gains and losses are recognized in OCI. For the three months ended March 31, 2011 and 2010, we recorded an unrealized gain of $2.9 million ($1.9 million net of tax) and $0.6 million ($0.4 million net of tax), respectively. For the six months ended March 31, 2011 and 2010, we recorded an unrealized gain of $4.6 million ($2.9 million net of tax) and $2.4 million ($1.6 million net of tax), respectively. At March 31, 2011, cumulative net unrealized losses of approximately $4.2 million ($2.5 million net of tax) were recorded in OCI, of which the entire amount is expected to be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying transaction. To the extent the interest rate swap is deemed ineffective, a portion of the unrealized gains and losses is recorded in interest expense rather than OCI.

The following table summarizes the derivative-related activity, excluding taxes, in OCI for the six months ended March 31, 2011 (in thousands):

Unrealized loss in OCI at beginning of period	$(8,850)
Net increase in fair value	4,618
Unrealized loss in OCI at end of period	$(4,232)

The following tables summarize the fair value and realized and unrealized losses of the interest rate swaps as of and for the six months ended March 31, 2011 (in thousands):

		Fair Value of Derivative Instruments
		Derivative Assets		Derivative Liabilities
	Notional Amount	Location in the Condensed Consolidated Balance Sheet	Fair Value	Location in the Condensed Consolidated Balance Sheet	Fair Value
Interest rate swap due November 2011	$140,000	Other assets	$—	Accrued expenses and other current liabilities	$(4,232)

	Effect of Derivative Instruments on Condensed Consolidated Statements of Operations and OCI
	Loss recognized in earnings (1)		Gain recognized in OCI	Gain/(Loss) reclassified from OCI into earnings (2)
	Location	Amount	Amount	Location	Amount
Interest rate swap	Interest Expense	$(3,607)	$4,618	Interest Expense	$—
____________________________________

(1)	Includes amounts related to periodic settlements required under our derivative contracts.

(2)	Represents ineffectiveness related to the interest rate swaps.

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

During fiscal year 2009, we repurchased approximately $60.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $41.1 million (including accrued interest of $1.3 million). In connection with the debt repurchase, we wrote off deferred financing costs and other transaction fees of $1.9 million. As a result of these repurchases we recorded a gain on retirement of debt in the amount of $19.0 million. Pursuant to the American Recovery and Reinvestment Act of 2009, we have elected to defer payment of the income taxes associated with these gains until they are paid ratably from 2014 to 2018. The repurchased notes have been retired. As a result of these repurchases, senior subordinated notes representing $114.3 million in principal amount were outstanding as of March 31, 2011. There were no repurchases of notes during the six months ended March 31, 2011 and 2010.

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

The terms of the senior secured credit agreement and the indenture governing the senior subordinated notes restrict certain activities by us, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets and transactions with affiliates. In addition, the senior secured credit agreement requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The senior secured credit agreement and the indenture also contain certain customary affirmative covenants and events of default. At March 31, 2011, we were in compliance with all of the covenants under the senior secured credit agreement and the indenture.

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

We record adjustments to appropriately reflect our nonperformance risk and the respective counterparty’s nonperformance risk in our fair value measurements. As of March 31, 2011, we have assessed the significance of the impact of nonperformance risk on the overall valuation of our derivative position and have determined that it is not significant to the overall valuation of the derivatives.

The fair value of our cash equivalents, deferred compensation plan assets and liabilities and interest rate swap was determined using the following inputs as of March 31, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Cash equivalents (1)	$15,658	$—	$—	$15,658
Deferred compensation plan assets (2)	3,026	—	—	3,026
Liabilities:
Interest rate swap due 2011(3)	—	(4,232)	—	(4,232)
Deferred compensation plan liabilities (4)	(2,392)	—	—	(2,392)
Total	$16,292	$(4,232)	$—	$12,060
_______________________________

(1)	Included in cash and cash equivalents in our condensed consolidated balance sheet.

(2)	Included in other assets in our condensed consolidated balance sheet.

(3)	Included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

(4)	Included in other liabilities in our condensed consolidated balance sheet.

Other Financial Assets and Liabilities

Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.

Long-term debt, including current portion of long-term debt, as of March 31, 2011 had a carrying amount of $496.8 million and fair value of $501.1 million. As of September 30, 2010, long-term debt, including current-portion of long-term debt, had a carrying amount of $499.4 million and fair value of $493.3 million. The carrying amount is based on interest rates available upon the date of the issuance of debt and is reported in the condensed consolidated balance sheets. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

NOTE 5 — INCOME TAXES

Provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, investment credits, research and development tax credits and other permanent differences.  Income tax expense was $6.3 million and $2.7 million for the three months ended March 31, 2011 and March 31, 2010, respectively, resulting in effective tax rates of 76.5% and 35.3%, respectively. Income tax expense was $6.8 million and $5.6 million for the six months ended March 31, 2011 and March 31, 2010, respectively, resulting in effective tax rates of 55.5% and 39.8%, respectively. The effective tax rate for the three months ended March 31, 2011 increased from the prior periods, primarily due to $3.0 million of income taxes recorded for discrete items incurred during the period, including taxes related to the repatriation of earnings of a foreign subsidiary, tax return adjustments and an increase in unrecognized tax benefits for uncertain tax positions. The effective tax rate for the six months ended March 31, 2011 increased from the prior period, primarily due to $2.0 million of income taxes recorded for discrete items incurred in the period, including taxes related to the repatriation of earnings of a foreign subsidiary, partially offset by the release of a valuation allowance against state net operating losses as a result of the merger between Activant Solutions Inc. and its wholly-owned subsidiary Activant Wholesale Distribution Solutions Inc.

At March 31, 2011, we had gross unrecognized tax benefits of $2.4 million, of which $2.2 million would affect the effective tax rate if recognized. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the six months ended March 31, 2011, we had a gross increase of $1.0 million in unrecognized tax benefits related to uncertain tax positions.

Fiscal years 2008 through 2011 remain open to examination for domestic federal tax purposes. In addition, fiscal years 2004 through 2011 remain open to examination by state and foreign taxing jurisdictions to which we and our subsidiaries are subject. We are not currently under audit in any major taxing jurisdiction.

NOTE 6 — EMPLOYEE STOCK PLANS
Stock-based Compensation Expense
The following table summarizes stock-based compensation expense for the three and six months ended March 31, 2011 and 2010 and its allocation within the condensed consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Cost of revenues
Systems	$18	$18	$36	$26
Services	58	57	117	118
Operating expenses
Sales and marketing	334	326	669	690
Product development	74	76	148	151
General and administrative	454	441	910	921
Total stock based compensation expense from continuing operations	938	918	1,880	1,906
Total stock based compensation expense from discontinued operations	—	10	—	20
Total stock based compensation expense	$938	$928	$1,880	$1,926

NOTE 7 — RESTRUCTURING COSTS

During the six months ended March 31, 2011, we did not have significant restructuring related charges, however during the six months ended March 31, 2010, our management approved restructuring plans to continue to streamline and focus our operations and to more properly align our cost structure with current business conditions and our projected future revenue streams. These plans included the elimination of certain employee positions and the consolidation of space within multiple facilities locations.

All of the affected employees have been notified and terminated, and the facility consolidation has been completed. In accordance with relevant authoritative accounting principles, we recorded restructuring charges of approximately $1.1 million and $2.0 million for the three and six months ended March 31, 2010, respectively, related to workforce reductions (comprised of severance and related benefits) and the consolidation of space within multiple facilities locations, including additional charges for past actions related to certain employee termination benefits that are required to be accrued from the time of notification through the date specified in the benefit. All restructuring charges were recorded in “Restructuring Costs” in the condensed consolidated statements of operations and comprehensive income.

Our restructuring liability at March 31, 2011, was approximately $0.7 million and the changes in our restructuring liabilities for the six months then ended were as follows (in thousands):

	Balance at			Balance at
	September 30, 2010	Restructuring Charges	Payments	March 31, 2011
2011 Actions — Facility Closings	$—	$52	$(4)	$48
2010 Actions — Severance and Related Benefits	763	(60)	(703)	—
2010 Actions — Facility Closings	575	11	(183)	403
2009 Actions — Facility Closings	388	18	(190)	216
	$1,726	$21	$(1,080)	$667

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

Our reportable segment financial information for the three and six months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended March 31, 2011			Six Months Ended March 31, 2011
	Retail Distribution Group	Wholesale Distribution Group	Total	Retail Distribution Group	Wholesale Distribution Group	Total
Revenues	$50,828	$41,284	$92,112	$101,436	$80,516	$181,952
Contribution margin	$17,134	$17,869	$35,003	$32,818	$34,041	$66,859

	Three Months Ended March 31, 2010			Six Months Ended March 31, 2010
	Retail Distribution Group	Wholesale Distribution Group	Total	Retail Distribution Group	Wholesale Distribution Group	Total
Revenues	$55,938	$39,082	$95,020	$108,014	$75,131	$183,145
Contribution margin	$17,824	$16,016	$33,840	$34,135	$31,139	$65,274

Certain of our operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include marketing costs (other than direct marketing), general and administrative costs such as legal and finance, stock-based compensation expense, depreciation and amortization of intangible assets, restructuring costs, interest expense, and other income.

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

The reconciliation of total segment contribution margin to our income from continuing operations before income taxes is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Segment contribution margin	$35,003	$33,840	$66,859	$65,274
Corporate and unallocated costs	(6,579)	(6,226)	(14,998)	(12,151)
Stock-based compensation expense	(938)	(918)	(1,880)	(1,906)
Depreciation and amortization	(9,991)	(10,296)	(20,123)	(19,782)
Restructuring costs	3	(1,068)	(21)	(1,974)
Interest expense	(9,313)	(7,784)	(17,786)	(15,703)
Other income, net	110	141	220	431
Income from continuing operations before income taxes	$8,295	$7,689	$12,271	$14,189

NOTE 9 — DISCONTINUED OPERATIONS

On April 16, 2010, we completed the sale of our productivity tools business. Accordingly, we have separately classified the results of operations, assets and liabilities, and cash flows of the discontinued operations in the condensed consolidated financial statements for all periods presented.

Income from discontinued operations, net of income taxes, for the three and six months ended March 31, 2010 is summarized as follows (in thousands):

	Three months ended March 31, 2010	Six months ended March 31, 2010
Revenue from discontinued operations	$2,711	$6,185
Expenses from discontinued operations	2,323	4,403
Income from discontinued operations before income taxes	388	1,782
Income tax expense	1,384	1,824
Loss from discontinued operations, net of income taxes	$(996)	$(42)

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
On July 12, 2010, Internet Autoparts, Inc. (“IAP”) filed a complaint in the District Court of Travis County, Texas (the “District Court”) against Activant Solutions Inc. (“Activant”). In the complaint, IAP alleged that we aided and abetted breaches  of fiduciary duties by our appointee directors of IAP, and that we tortiously interfered with a contractual relationship of IAP by licensing catalogs and catalog services to General Parts, Inc. (“GPI”), which then allegedly used such catalogs and services to breach a covenant not to compete in IAP's stockholders agreement. Both Activant and GPI are parties to IAP's stockholders agreement. IAP sought to recover unspecified damages, including punitive damages, consequential or special damages, interest and any other relief to which it may be entitled.
On August 6, 2010, Activant answered IAP's complaint and filed a motion to dismiss or stay IAP's lawsuit in favor of arbitration. On August 6, 2010, Activant also filed a demand for arbitration against IAP with the American Arbitration Association (“AAA”), seeking a declaratory judgment that Activant's contracts with IAP expressly permit Activant to license catalogs and catalog services to GPI, as well as certain royalties that Activant claims IAP owes to Activant.
On September 16, 2010, the District Court abated IAP's lawsuit in favor of arbitration.  IAP then filed an amended answering statement with the AAA and asserted as counterclaims the same claims that it had originally filed in the District Court.
On January 17, 2011, Activant filed a motion for partial summary judgment requesting that the arbitration panel dismiss all of

IAP's claims against Activant. The arbitration panel held a hearing on Activant's summary judgment motion on February 14, 2011, and on February 22, 2011, the panel granted Activant's summary judgment motion, thereby dismissing all of IAP's claims against Activant. Activant's affirmative claims against IAP remain pending, and Activant expects that there will be a hearing on the merits of its claims against IAP during the summer of 2011.
Although we intend to continue to litigate Activant's claim against IAP vigorously, there can be no assurance that we will be successful on the remaining claims in the arbitration or on any appeal by IAP. Even if we are successful, we may incur substantial legal fees and other costs in continuing to litigate the lawsuit and the efforts and attention of our management and technical personnel may be diverted, which could also have a material adverse effect on our business, financial condition, results of operations or cash flows. We own approximately 46% of the outstanding common stock of IAP and hold two of five seats on IAP's board of directors.

NOTE 11 — GUARANTOR CONSOLIDATION

The senior secured credit agreement and the senior subordinated notes are guaranteed by our existing, wholly-owned domestic subsidiary HM COOP LLC ( the “Guarantor”). Since September 30, 2006, the following subsidiaries have been merged into Activant Solutions Inc.: Triad Systems Financial Corporation, Triad Data Corporation, CCI/TRIAD Gem, Inc., Enterprise Computing Inc., Speedware Holdings, Inc., CCI/ARD, Inc., Triad Systems Corporation, Speedware USA, Inc., Atlas Disposition Group Inc. (formerly known as Speedware Group, Inc.), and Activant Wholesale Distribution Solutions Inc. The following subsidiary was merged into Atlas Disposition Group Inc.: Atlas America Inc. (formerly known as Speedware America, Inc.) and the following subsidiaries were merged into Activant Wholesale Distribution Solutions Inc. (formerly known as Prophet 21 New Jersey, Inc.): Prophet 21 Investment Corporation, Prophet 21 Canada, Inc., SDI Merger Corporation, Distributor Information Systems Corporation, Trade Services Systems, Inc., STANPak Systems, Inc., Prelude Systems Inc. and Greenland Holding Corp. Our other subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the senior secured credit agreement and the senior subordinated notes. The accompanying condensed consolidated financial statements represent our financial position at March 31, 2011 and September 30, 2010, and the results of our operations for the three and six months ended March 31, 2011 and March 31, 2010 and the cash flows for the six months ended March 31, 2011 and March 31, 2010 of our Guarantors and Non-Guarantors.

Condensed Consolidating Balance Sheet as of March 31, 2011

(in thousands)	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$77,125	$11,867	$—	$88,992
Trade accounts receivable, net of allowance for doubtful accounts	30,026	2,755	—	32,781
Inventories	2,186	92	—	2,278
Deferred income taxes	5,526	3	—	5,529
Income taxes receivable	(16)	995	—	979
Prepaid expenses and other current assets	4,509	115	—	4,624
Total current assets	119,356	15,827	—	135,183
Property and equipment, net	7,570	82	—	7,652
Intangible assets, net	153,570	1,027	—	154,597
Goodwill	534,101	1,315	6,038	541,454
Investments in subsidiaries	17,081	—	(17,081)	—
Intercompany receivables (payables)	3,318	(3,318)	—	—
Deferred financing costs	8,091	—	—	8,091
Other assets	4,892	12	(4)	4,900
Total assets	$847,979	$14,945	$(11,047)	$851,877
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14,754	$149	$—	$14,903
Payroll related accruals	14,712	630	—	15,342
Deferred revenue	31,591	1,007	—	32,598
Current portion of long-term debt	2,293	—	—	2,293
Accrued interest payable	9,175	—	—	9,175
Accrued expenses and other current liabilities	18,637	(1,945)	—	16,692
Total current liabilities	91,162	(159)	—	91,003
Long-term debt	494,536	—	—	494,536
Deferred tax and other liabilities	57,126	387	—	57,513
Total liabilities	642,824	228	—	643,052
Total stockholder’s equity (deficit)	205,155	14,717	(11,047)	208,825
Total liabilities and stockholder’s equity (deficit)	$847,979	$14,945	$(11,047)	$851,877

Condensed Consolidating Balance Sheet as of September 30, 2010

	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$68,451	$8	$5,831	$—	$74,290
Trade accounts receivable, net of allowance for doubtful accounts	16,979	16,489	2,732	—	36,200
Inventories	4,214	37	196	—	4,447
Deferred income taxes	2,734	1,227	—	—	3,961
Income taxes receivable	555	(83)	969	—	1,441
Prepaid expenses and other current assets	4,624	295	99	—	5,018
Total current assets	97,557	17,973	9,827	—	125,357
Property and equipment, net	5,597	358	94	—	6,049
Intangible assets, net	149,847	16,333	1,178	—	167,358
Goodwill	442,145	91,956	1,316	6,037	541,454
Investments in subsidiaries	17,081	—	—	(17,081)	—
Intercompany receivables (payables)	(121,746)	120,528	1,218	—	—
Deferred financing costs	6,671	—	—	—	6,671
Other assets	4,842	165	13	(3)	5,017
Total assets	$601,994	$247,313	$13,646	$(11,047)	$851,906
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$19,056	$919	$156	$—	$20,131
Payroll related accruals	9,223	7,535	471	—	17,229
Deferred revenue	7,805	20,427	964	—	29,196
Current portion of long-term debt	2,566	—	—	—	2,566
Accrued interest payable	8,039	—	—	—	8,039
Accrued expenses and other current liabilities	11,065	2,271	(1,363)	—	11,973
Total current liabilities	57,754	31,152	228	—	89,134
Long-term debt	496,829	—	—	—	496,829
Deferred tax and other liabilities	69,312	(599)	368	—	69,081
Total liabilities	623,895	30,553	596	—	655,044
Total stockholder’s equity (deficit)	(21,901)	216,760	13,050	(11,047)	196,862
Total liabilities and stockholder’s equity (deficit)	$601,994	$247,313	$13,646	$(11,047)	$851,906

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2011

	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$29,573	$—	$935	$—	$30,508
Services	58,873	—	2,731	—	61,604
Total revenues	88,446	—	3,666	—	92,112
Cost of revenues:
Systems	15,623	—	447	—	16,070
Services	17,327	—	1,411	—	18,738
Total cost of revenues	32,950	—	1,858	—	34,808
Gross profit	55,496	—	1,808	—	57,304
Operating expenses:
Sales and marketing	13,712	—	505	—	14,217
Product development	8,240	—	422	—	8,662
General and administrative	6,871	—	68	—	6,939
Depreciation and amortization	9,898	—	93	—	9,991
Restructuring costs	72	—	(75)	—	(3)
Total operating expenses	38,793	—	1,013	—	39,806
Operating income	16,703	—	795	—	17,498
Interest expense	(9,291)	—	(22)	—	(9,313)
Other income (expense), net	(176)	—	286	—	110
Income before income taxes	7,236	—	1,059	—	8,295
Income tax expense	6,288	—	59	—	6,347
Net income	$948	$—	$1,000	$—	$1,948

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2010

	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$19,018	$14,150	$977	$—	$34,145
Services	33,990	24,205	2,680	—	60,875
Total revenues	53,008	38,355	3,657	—	95,020
Cost of revenues:
Systems	11,411	7,028	654	—	19,093
Services	13,005	5,516	1,389	—	19,910
Total cost of revenues	24,416	12,544	2,043	—	39,003
Gross profit	28,592	25,811	1,614	—	56,017
Operating expenses:
Sales and marketing	8,073	5,730	539	—	14,342
Product development	3,746	4,479	395	—	8,620
General and administrative	5,948	315	96	—	6,359
Depreciation and amortization	8,330	1,813	153	—	10,296
Restructuring costs	658	383	27	—	1,068
Total operating expenses	26,755	12,720	1,210	—	40,685
Operating income	1,837	13,091	404	—	15,332
Interest expense	(7,730)	(4)	(50)	—	(7,784)
Other income (expense), net	(381)	163	359	—	141
Income (loss) from continuing operations before income taxes	(6,274)	13,250	713	—	7,689
Income tax expense	1,102	475	1,134	—	2,711
Income (loss) from continuing operations	(7,376)	12,775	(421)	—	4,978
Income (loss) from discontinued operations, net of income taxes	1,458	—	(2,454)	—	(996)
Net income (loss)	$(5,918)	$12,775	$(2,875)	$—	$3,982

Condensed Consolidating Statement of Operations for the Six Months Ended March 31, 2011

	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$43,547	$14,023	$1,793	$—	$59,363
Services	92,812	24,298	5,479	—	122,589
Total revenues	136,359	38,321	7,272	—	181,952
Cost of revenues:
Systems	24,130	6,271	849	—	31,250
Services	30,265	5,549	2,849	—	38,663
Total cost of revenues	54,395	11,820	3,698	—	69,913
Gross profit	81,964	26,501	3,574	—	112,039
Operating expenses:
Sales and marketing	21,102	6,262	981	—	28,345
Product development	11,997	4,769	832	—	17,598
General and administrative	15,799	172	144	—	16,115
Depreciation and amortization	18,200	1,740	183	—	20,123
Restructuring costs	96	—	(75)	—	21
Total operating expenses	67,194	12,943	2,065	—	82,202
Operating income	14,770	13,558	1,509	—	29,837
Interest expense	(17,800)	—	14	—	(17,786)
Other income (expense), net	1,157	106	(1,043)	—	220
Income (loss) before income taxes	(1,873)	13,664	480	—	12,271
Income tax expense	967	5,339	507	—	6,813
Net income (loss)	$(2,840)	$8,325	$(27)	$—	$5,458

Condensed Consolidating Statement of Operations for the Six Months Ended March 31, 2010

	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$34,126	$25,431	$1,904	$—	$61,461
Services	67,520	48,759	5,405	—	121,684
Total revenues	101,646	74,190	7,309	—	183,145
Cost of revenues:
Systems	20,531	12,336	1,242	—	34,109
Services	25,525	10,980	2,865	—	39,370
Total cost of revenues	46,056	23,316	4,107	—	73,479
Gross profit	55,590	50,874	3,202	—	109,666
Operating expenses:
Sales and marketing	16,464	10,841	1,249	—	28,554
Product development	7,412	9,143	811	—	17,366
General and administrative	11,593	667	269	—	12,529
Depreciation and amortization	15,918	3,565	299	—	19,782
Restructuring costs	931	472	571	—	1,974
Total operating expenses	52,318	24,688	3,199	—	80,205
Operating income	3,272	26,186	3	—	29,461
Interest expense	(15,645)	(8)	(50)	—	(15,703)
Other income (expense), net	(6,035)	246	6,220	—	431
Income (loss) from continuing operations before income taxes	(18,408)	26,424	6,173	—	14,189
Income tax expense	2,865	1,026	1,752	—	5,643
Income (loss) from continuing operations	(21,273)	25,398	4,421	—	8,546
Income (loss) from discontinued operations, net of income taxes	3,530	—	(3,572)	—	(42)
Net income (loss)	$(17,743)	$25,398	$849	$—	$8,504

Condensed Consolidating Statement of Cash Flows for the Six Months Ended March 31, 2011

	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$22,770	$(7)	$6,064	$—	$28,827
Investing activities:
Purchase of property and equipment	(3,567)	—	(28)	—	(3,595)
Capitalized computer software costs and databases	(5,370)	—	—	—	(5,370)
Net cash used in investing activities	(8,937)	—	(28)	—	(8,965)
Financing activities:
Payment of deferred financing fees	(2,594)	—	—	—	(2,594)
Payment on long-term debt	(2,566)	—	—	—	(2,566)
Net cash used in financing activities	(5,160)	—	—	—	(5,160)
Net change in cash and cash equivalents	8,673	(7)	6,036	—	14,702
Cash and cash equivalents, beginning of period	68,452	7	5,831	—	74,290
Cash and cash equivalents, end of period	$77,125	$—	$11,867	$—	$88,992

Condensed Consolidating Statement of Cash Flows for the Six Months Ended March 31, 2010

	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities - continuing operations	$19,293	$92	$3,377	$—	$22,762
Net cash provided by (used in) operating activities - discontinued operations	2,406	—	(16)	—	2,390
Net cash provided by operating activities	21,699	92	3,361	—	25,152
Investing activities:
Purchase of property and equipment	(2,098)	(126)	(22)	—	(2,246)
Capitalized computer software costs and databases	(5,405)	—	—	—	(5,405)
Net cash used in investing activities - continuing operations	(7,503)	(126)	(22)	—	(7,651)
Net cash used in investing activities - discontinued operations	(41)	—	(53)	—	(94)
Net cash used in investing activities	(7,544)	(126)	(75)	—	(7,745)
Financing activities:
Payment on long-term debt	(16,000)	—	—	—	(16,000)
Net cash used in financing activities - continuing operations	(16,000)	—	—	—	(16,000)
Net cash from continuing operations	(4,210)	(34)	3,355	—	(889)
Net cash from discontinued operations	2,365	—	(69)	—	2,296
Net change in cash and cash equivalents	(1,845)	(34)	3,286	—	1,407
Cash and cash equivalents, beginning of period	42,001	215	2,357	—	44,573
Cash and cash equivalents, end of period	$40,156	$181	$5,643	$—	$45,980

NOTE 12 - SUBSEQUENT EVENT

On April 4, 2011, Activant Group Inc., a Delaware corporation (“AGI”), the parent company of Activant Solutions Inc., a Delaware corporation (the “Company”), entered into an Agreement and Plan of Merger, dated as of April 4, 2011 (the “Merger Agreement”), by and among Eagle Parent, Inc., a Delaware corporation (“Eagle Parent”), Sun5 Merger Sub, Inc., a Delaware corporation and a wholly- owned subsidiary of Parent (“Merger Sub,” and together with Eagle Parent, “Buyer”), AGI and Hellman & Friedman Capital Partners V, L.P., a Delaware limited partnership (“H&F”), solely in its capacity as agent and attorney-in-fact for AGI's stockholders and common optionholders, providing for the merger of Merger Sub with and into AGI, with AGI continuing as the surviving corporation (the “Merger”) and becoming a wholly-owned subsidiary of Eagle Parent. Eagle Parent and Merger Sub are affiliates of funds advised by Apax Partners, L.P. and Apax Partners LLP (the “Apax Funds”).

Upon consummation of the Merger, Buyer will pay, or cause to be paid, consideration for the outstanding AGI equity (including “in-the-money” stock options outstanding immediately prior to the consummation of the Merger) consisting of $890.0 million in cash, less indebtedness, certain fees, expenses, bonus payments and other payments to be made by or on behalf of Buyer, plus cash on hand, an assumed tax benefit and the exercise price of stock options and plus or minus the amount of a net working capital adjustment, in each case, as specified in the Merger Agreement and subject to certain other adjustments specified in the Merger Agreement. Immediately prior to the consummation of the Merger, AGI will repurchase from H&F the one authorized and outstanding share of Series A preferred stock of AGI for $1.00 in cash.

The Merger Agreement was unanimously approved by AGI's board of directors. After the execution and delivery of the Merger Agreement by the parties thereto, the holders of a majority of the outstanding voting securities of AGI executed and delivered to Buyer a written consent approving the Merger Agreement and the transactions contemplated thereby.

Simultaneously with the execution and delivery of the Merger Agreement, Eagle Parent entered into that Agreement and Plan of Merger, dated as of April 4, 2011 (the “Epicor Merger Agreement”), by and among Eagle Parent, Element Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Eagle Parent (“Epicor Acquisition Sub”) and Epicor Software Corporation, a Delaware corporation (“Epicor”), providing for the merger of Epicor Acquisition Sub with and into Epicor, with Epicor continuing as the surviving corporation (the “Epicor Merger”) and becoming a wholly-owned subsidiary of Eagle Parent. Under the Epicor Merger Agreement, Eagle Parent has commenced a tender offer (the “Epicor Offer”) to acquire all of the outstanding common stock of Epicor, followed by the Epicor Merger, in which all remaining outstanding Epicor shares will be acquired at the same price paid in the Epicor Offer. The consummation of the Epicor Merger is conditioned on customary closing conditions and the satisfaction of the closing conditions for the Merger.

The consummation of the Merger and the obligations of each party to consummate the Merger are subject to certain closing conditions specified in the Merger Agreement, including, among others, the receipt of required United States antitrust approvals and clearances (which have been obtained as of April 15, 2011) and compliance with the various covenants contained in the Merger Agreement and the concurrent closing of the Epicor Merger.

Eagle Parent has secured committed financing, consisting of equity financing commitment letters from the Apax Funds (collectively, the “Equity Financing Commitment”) and a debt financing commitment (the “Debt Financing Commitment” and, together with the Equity Financing Commitment, the “Financing Commitments”). Pursuant to the terms of the Debt Financing Commitment, which will be used to finance both the Merger, the Epicor Offer and the Epicor Merger, the lenders will provide a senior secured term loan facility, a senior secured revolving credit facility and a senior unsecured bridge term loan facility. The bridge term loan facility will be provided in the event that, and to the extent that, Eagle Parent does not issue and sell senior unsecured notes on or prior to the closing date of the Merger. The obligations under the Debt Financing Commitment are subject to certain conditions specified in the Debt Financing Commitment.

The proceeds of the Financing Commitments will be used by Eagle Parent for payment of the aggregate merger consideration in the Merger and the Epicor Merger and Epicor Offer (as applicable), payment of fees and expenses related to the transactions contemplated by the Merger Agreement and Epicor Merger Agreement and the repayment, repurchase and/or redemption of the existing indebtedness of AGI and the Company and its subsidiaries in connection with the Merger (namely, the Company's 9 1/2% Senior Subordinated Notes due 2016) and current term and revolving credit facilities and existing indebtedness of Epicor.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included above. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth in this report under “Part II, Item 1A — Risk Factors” and under “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

We specialize in and target specific vertical industries through our two primary markets: retail and distribution, which we consider our segments for reporting purposes. These segments reflect how our management views and evaluates our business and based on the criteria as outlined in authoritative accounting guidance regarding segments. We believe these segments accurately reflect the manner in which our management views and evaluates the business. As discussed in Note 9 to our accompanying unaudited condensed consolidated financial statements, in April 2010, we sold our productivity tools business, which was previously presented in Other. These amounts have been separately presented as discontinued operations in the accompanying financial statements. The prior periods have been reclassified to conform to the current period presentation. Unless otherwise noted, the accompanying disclosures pertain to our continuing operations.

Because these segments reflect the manner in which our management reviews our business, they necessarily involve judgments that our management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect technologies and applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments. Future events may affect the manner in which we present segments in the future.

In the opinion of our management, this discussion and analysis of our financial condition and results of operations reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results for the periods presented.

The key components of our results of operations are as follows:

Revenues

Our revenues are primarily derived from customers that operate in two primary markets: retail and distribution.

•
The retail market consists of a range of specialty retail and distribution vertical markets, including: independent hardware retailers, home improvement centers, paint stores, farm supply stores, retail nurseries and garden centers, lumber and building material dealers, pharmacies, and specialty retailers, primarily in the United States; and customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks (including manufacturers, warehouse distributors, parts stores, and professional installers) in North America, the United Kingdom and Ireland, as well as several retail chains in North America. For the six months ended March 31, 2011, we generated approximately 56% of our total revenues from the retail market.

•
The distribution market consists of distributors in a wide range of vertical markets, including: electrical supply, plumbing, medical supply, heating and air conditioning, tile, industrial machinery and equipment, industrial supplies, fluid power, janitorial and sanitation products, paper and packaging, and service establishment equipment vendors, primarily in the United States. For the six months ended March 31, 2011, we generated approximately 44% of our total revenues from the distribution market.

Our revenues are generated from the following business management solutions and services:

•	Systems, which is comprised primarily of proprietary software applications, professional services, training, third-party software, hardware and peripherals and occasionally forms.

•
Services, which is comprised primarily of product support, content services and supply chain services. Product support services are comprised of customer support activities, including software, hardware and network support through our help desk, web help, certain software updates, preventive and remedial on-site maintenance and depot repair services. Our content services are comprised of proprietary database and data management products such as our comprehensive automotive parts catalog, point-of-sale business analysis, and data and data warehousing. Supply chain services are comprised of connectivity services, EDI, eCommerce, hosting, networking and security monitoring management solutions. We generally provide our services on a subscription basis, and accordingly, revenues are generally recurring in nature.

Cost of Revenues

Our cost of revenues and gross margins are derived from systems and services as follows:

•
Cost of systems revenues and systems gross margins — Cost of systems revenues consists primarily of direct costs of software duplication, our logistics organization, cost of hardware, compensation related costs of professional services and installation personnel, royalty payments, and allocated overhead expenses.

•
Cost of services revenues and services gross margins — Cost of services revenues primarily consist of salary related costs, third party maintenance costs and travel associated with our help desk, compensation related costs, material and production costs associated with our automotive catalog and other content offerings as well as overhead expenses. Generally, our services revenues have a higher gross margin than our systems revenues.

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

•
Sales and marketing — Sales and marketing expense consists primarily of salaries, bonuses, commissions, stock-based compensation expense, travel, marketing promotional expenses and allocated overhead expenses. Our marketing approach is to develop strategic relationships, as well as endorsement and alliance agreements, with many of the well-known market participants in the vertical markets that we serve. The goal of these programs is to enhance the productivity of the field sales team and to create leveraged selling opportunities as well as offer maximum benefits to our customers by allowing them to implement broad based common business practices.

•
Product development — Product development expense consists primarily of salaries, bonuses, stock-based compensation expense, outside services and allocated overhead expenses. Our product development strategy combines innovation and the introduction of new technology with our commitment to the long-term support of the unique needs of our customers. We seek to enhance our existing product lines, offer streamlined upgrade and migration options for our existing customers and develop compelling new products for our existing customer base and prospective new customers.

•
General and administrative — General and administrative expense primarily consists of salaries, bonuses, stock-based compensation expense, outside services, acquisition related costs and facility and information technology allocations for the executive, financial, human resources and legal service functions. General and administrative expenses are not allocated to our segments.

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

General Business Conditions and Trends

While there are promising signs of strength in the United States economy, there continues to be prolonged tight credit, high unemployment and a weak residential housing market. The broader macroeconomic environment has impacted our performance in the markets we serve, and we expect it will likely continue to affect the industries we serve and our performance in those industries throughout our fiscal year 2011.

In the first quarter of fiscal year 2011, our retail segment experienced a softening in sales of additional products and services to our existing customers as compared to the prior year primarily due to the completion of payment card industry compliance requirements, which had generated additional selling opportunities in our fiscal year 2010. We have seen this trend continue into our second quarter of fiscal year 2011 and anticipate that it will carry on through our third quarter as retailers were generally required to be compliant by July 2010. We did see an increase in sales of additional products and services to our existing customers during the three months ended March 31, 2011 compared to the three months ended December 31, 2010. Our retail segment has experienced and may continue to experience customers deferring decisions on new system purchases.

The distribution segment continues to see economic strength across many of the vertical markets it serves which is translating into more large account activity and increased sales of additional products and services to our existing customers.

We continually monitor our cost model as we face mixed economic signals in the marketplace and revenue uncertainties. Over the past several years our management implemented restructuring actions primarily related to eliminating certain employee positions and consolidating certain excess facilities. We also benefited from our intense focus on managing our discretionary expenses and continue to do so wherever practical.

Demand for our systems and support offerings are correlated with the economic conditions in each vertical market and the macroeconomic conditions. We continue to focus on executing in the areas we can control by continuing to provide high value products and services while managing our expenses. Despite the challenging economic environment, cash flows from operating activities for the six months ended March 31, 2011 were $28.8 million. We have continued to use excess cash to pay down our outstanding debt obligations. We made principal payments of approximately $2.6 million in face value of our debt during the six months ended March 31, 2011.

If the macroeconomic environment recovery continues to be slow, it could have a negative effect on our revenue growth rate and our operating margins. If this were to occur, it may impact our ability to meet certain financial tests and covenants under our senior secured credit agreement (as defined below) and the indenture governing our senior subordinated notes. We met our covenants for the three months ended March 31, 2011 and based on our forecast for the remaining of fiscal year 2011, we currently anticipate that we will be able to continue to meet or exceed these financial tests and covenants. This expectation is based on our cost and revenue expectations for fiscal year 2011. Should the current economic conditions cause our business or our vertical markets to deteriorate beyond our expectations we may not be able to satisfy these financial tests and covenants.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Total revenues

Our Retail Distribution Group and Wholesale Distribution Group segments accounted for approximately 55% and 45%, respectively, of our revenues during the three months ended March 31, 2011. This compares to the three months ended March 31, 2010, where our Retail Distribution Group and Wholesale Distribution Group segments accounted for approximately 59% and 41%, respectively, of our revenues. See Note 8 to our unaudited condensed consolidated financial statements for further information on our segments, including a summary of our segment revenues and contribution margin.

The following table sets forth, for the periods indicated, our segment revenues by business management solution and services and the variance thereof (in thousands):

	Three Months Ended March 31,
	2011	2010	Variance $	Variance %
Retail Distribution Group revenues:
Systems	$14,551	$19,987	$(5,436)	(27.2)%
Services	36,277	35,951	326	0.9%
Total Retail Distribution Group revenues	$50,828	$55,938	$(5,110)	(9.1)%
Wholesale Distribution Group revenues:
Systems	$15,957	$14,158	$1,799	12.7%
Services	25,327	24,924	403	1.6%
Total Wholesale Distribution Group revenues	$41,284	$39,082	$2,202	5.6%
Total revenues:
Systems	$30,508	$34,145	$(3,637)	(10.7)%
Services	61,604	60,875	729	1.2%
Total revenues	$92,112	$95,020	$(2,908)	(3.1)%

Total revenues for the three months ended March 31, 2011 decreased by $2.9 million, or 3.1%, compared to the three months ended March 31, 2010. The decrease in revenues over the comparable period a year ago is primarily a result of a decrease in systems revenues in Retail Distribution Group, partially offset by an increase in systems and services revenues in Wholesale Distribution Group as well as an increase in services revenues in Retail Distribution Group.

•
Retail Distribution Group revenues — Retail Distribution Group revenues decreased by $5.1 million, or 9.1%. Systems revenues decreased primarily due to lower sales of additional hardware products and software modules to existing customers as a result of stronger prior year sales driven by payment card industry compliance requirements as well as a decrease in license and professional services revenues. Services revenues increased primarily as a result of increased revenue from content and connectivity offerings and price increases for support services, partially offset by ongoing legacy platform attrition.

•
Wholesale Distribution Group revenues — Wholesale Distribution Group revenues increased by $2.2 million, or 5.6%. Systems revenues increased primarily as a result of strong sales of additional products and modules to existing customers. Services revenues increased primarily as a result of an increase in content and connectivity offerings sold as well as our support price increases, partially offset by legacy platform attrition.

Total cost of revenues and gross margins as a percentage of revenues

The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues (in thousands):

	Three Months Ended March 31,
	2011	2010	Variance
Cost of systems revenues	$16,070	$19,093	$(3,023)
Systems gross margins	47.3%	44.1%

Cost of services revenues	$18,738	$19,910	$(1,172)
Services gross margins	69.6%	67.3%

Total cost of revenues	$34,808	$39,003	$(4,195)
Total gross margins	62.2%	59.0%

•
Cost of systems revenues and systems gross margins — Cost of systems revenues decreased by $3.0 million primarily as a result of a decrease in direct costs associated with lower system revenues, a lower mix of hardware sales and an excess and obsolete inventory adjustment in the prior year. System gross margins increased by 3.2 percentage points in the three months ended March 31, 2011 from the comparable period a year ago, primarily as a result of a mix shift resulting in lower hardware revenues and higher software revenues and a decrease in material costs due to the prior year excess and obsolete inventory adjustment, partially offset by an overall decrease in systems revenues.

•
Cost of services revenues and services gross margins — Cost of services revenues decreased by $1.2 million primarily as a result of lower compensation related expenses. Services gross margins increased by 2.3 percentage points in the three months ended March 31, 2011 from the comparable period a year ago primarily as a result of increased revenues as well as a decrease in compensation related expenses.

Total operating expenses

The following table sets forth, for the periods indicated, operating expenses and the variance thereof (in thousands):

	Three Months Ended March 31,
	2011	2010	Variance $	Variance %
Sales and marketing	$14,217	$14,342	$(125)	(0.9)%
Product development	8,662	8,620	42	0.5%
General and administrative	6,939	6,359	580	9.1%
Depreciation and amortization	9,991	10,296	(305)	(3.0)%
Restructuring costs	(3)	1,068	(1,071)	(100.3)%
Total operating expenses	$39,806	$40,685	$(879)	(2.2)%

Total operating expenses decreased by $0.9 million, or 2.2%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The decrease was driven primarily by restructuring activities and higher depreciation in the prior year, partially offset by an increase in acquisition-related and other strategic initiative costs, one-time legal fees related to the Internet Autoparts, Inc. ("IAP") litigation and compensation related expenses, partially offset by lower bad debt expense.

•
Sales and marketing —Sales and marketing expenses decreased by $0.1 million, or 0.9%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease was primarily the result of a decrease of $0.6 million in bad debt expense and $0.1 million in outside services, partially offset by an increase of $0.6 million in compensation and employee related expenses.

•	Product development —Product development expenses remained relatively flat with an increase of 0.5% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

•	General and administrative —General and administrative expenses increased by $0.6 million, or 9.1%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase is primarily the result of $0.4 million in acquisition related costs, $0.3 million in one-time legal costs associated with the IAP litigation and $0.2 million in compensation related expenses, partially offset by a $0.4 million decrease in professional and outside services expenses.

•
Depreciation and amortization —Depreciation and amortization expense was $10.0 million for the three months ended March 31, 2011 compared to $10.3 million for the three months ended March 31, 2010. The decrease was primarily a result of a lower depreciation expense as a result of higher dollar amounts of assets placed in service in the prior year period. Depreciation and amortization is not allocated to our segments.

•
Restructuring costs — During the three months ended March 31, 2011, we did not have significant restructuring related charges, however during fiscal year 2010, our management approved restructuring actions primarily related to eliminating certain employee positions and consolidating certain excess facilities with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams. During the three months ended March 31, 2010, we recorded restructuring charges approximately $1.1 million. See Note 7 to our unaudited condensed consolidated financial statements.

Interest expense

Interest expense for the three months ended March 31, 2011 and 2010 was $9.3 million and $7.8 million, respectively. The increase in interest expense was primarily a result of the amendment of our revolving credit facility, which resulted in higher interest rates, partially offset by the reduction in our outstanding debt as a result of principal payments made in the past twelve months totaling approximately $10.1 million.

Other income, net

Other income for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 remained relatively flat with income during both periods of $0.1 million.

Income tax expense

We recognized income tax expense of $6.3 million, or 76.5% of pre-tax income, for the three months ended March 31, 2011 compared to income tax expense of $2.7 million, or 35.3% of pre-tax income from continuing operations, in the comparable period in 2010. During the three months ended March 31, 2011, the increase in income tax expense is due primarily to approximately $3.0 million of income taxes recorded for discrete items incurred during the period, including taxes related to repatriation of earnings from a foreign subsidiary and an increase in unrecognized tax benefits for uncertain tax positions. Our effective tax rate for the three months ended March 31, 2011 differed from the statutory rate primarily due to the cost of repatriation of earnings from a foreign subsidiary and state taxes, net of U.S. federal income tax benefit. See Note 5 to our unaudited condensed consolidated financial statements for additional information about income taxes.
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

Contribution margin for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010	Variance $	Variance %
Retail Distribution Group	$17,134	$17,824	$(690)	(3.9)%
Wholesale Distribution Group	17,869	16,016	1,853	11.6%
Total contribution margin	$35,003	$33,840	$1,163	3.4%

•
Retail Distribution Group contribution margin — The contribution margin for Retail Distribution Group decreased by $0.7 million. Gross margins were $0.8 million lower primarily as a result of lower gross margins on lower systems revenue, a lower mix of hardware sales as well as lower compensation related expenses. Sales and marketing expenses decreased by $0.1 million primarily as a result of lower commissions, partially offset by an increase in marketing related expenses. Product development expenses remained relatively flat.

•
Wholesale Distribution Group contribution margin — The contribution margin for Wholesale Distribution Group increased by $1.9 million. Gross margins were $2.0 million higher primarily as a result of higher gross margins on higher systems revenue. Sales and marketing expenses remained relatively flat as a result of an increase in compensation related expenses, partially offset by a decrease in bad debt expense and marketing related expenses. Product development expenses increased by $0.1 million, primarily as a result of higher outside services.

The reconciliation of total segment contribution margin to our income from continuing operations before income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Segment contribution margin	$35,003	$33,840
Corporate and unallocated costs	(6,579)	(6,226)
Stock-based compensation expense	(938)	(918)
Depreciation and amortization	(9,991)	(10,296)
Restructuring costs	3	(1,068)
Interest expense	(9,313)	(7,784)
Other income, net	110	141
Income from continuing operations before income taxes	$8,295	$7,689

Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010

Total revenues

Our Retail Distribution Group and Wholesale Distribution Group segments accounted for approximately 56% and 44%, respectively, of our revenues during the six months ended March 31, 2011. This compares to the six months ended March 31, 2010, where our Retail Distribution Group and Wholesale Distribution Group segments accounted for approximately 59% and 41%, respectively, of our revenues. See Note 8 to our unaudited condensed consolidated financial statements for further information on our segments, including a summary of our segment revenues and contribution margin.

The following table sets forth, for the periods indicated, our segment revenues by business management solution and services and the variance thereof (in thousands):

	Six Months Ended March 31,
	2011	2010	Variance $	Variance %
Retail Distribution Group revenues:
Systems	$29,360	$35,966	$(6,606)	(18.4)%
Services	72,076	72,048	28	—%
Total Retail Distribution Group revenues	$101,436	$108,014	$(6,578)	(6.1)%
Wholesale Distribution Group revenues:
Systems	$30,003	$25,495	$4,508	17.7%
Services	50,513	49,636	877	1.8%
Total Wholesale Distribution Group revenues	$80,516	$75,131	$5,385	7.2%
Total revenues:
Systems	$59,363	$61,461	$(2,098)	(3.4)%
Services	122,589	121,684	905	0.7%
Total revenues	$181,952	$183,145	$(1,193)	(0.7)%

Total revenues for the six months ended March 31, 2011 decreased by $1.2 million, or 0.7%, compared to the six months ended March 31, 2010. The decrease in revenues over the comparable period a year ago is primarily a result of a decrease in systems revenues in Retail Distribution Group, partially offset by an increase in systems and services revenues in Wholesale Distribution Group.

•
Retail Distribution Group revenues — Retail Distribution Group revenues decreased by $6.6 million, or 6.1%. Systems revenues decreased primarily due to lower sales of additional hardware products and software modules to existing customers as a result of stronger prior year sales driven by payment card industry compliance requirements as well as lower new system sales due to continued customer caution and deferred purchasing decisions, partially offset by higher professional services revenues as a result of strong prior year sales. Services revenues remained relatively flat due to increased revenue from content and connectivity offerings and price increases for support services, partially offset by legacy platform attrition.

•
Wholesale Distribution Group revenues — Wholesale Distribution Group revenues increased by $5.4 million, or 7.2%. Systems revenues increased primarily as a result of strong sales of additional products and modules to existing customers. Services revenues increased primarily as a result of an increase in content and connectivity offerings sold as well as support price increases, partially offset by legacy platform attrition.

Total cost of revenues and gross margins as a percentage of revenues

The following table sets forth, for the periods indicated, our gross margin as a percentage of revenues (in thousands):

	Six Months Ended March 31,
	2011	2010	Variance
Cost of systems revenues	$31,250	$34,109	$(2,859)
Systems gross margins	47.4%	44.5%

Cost of services revenues	$38,663	$39,370	$(707)
Services gross margins	68.5%	67.6%

Total cost of revenues	$69,913	$73,479	$(3,566)
Total gross margins	61.6%	59.9%

•
Cost of systems revenues and systems gross margins — Cost of systems revenues decreased by $2.9 million primarily as a result of lower direct costs associated with lower system revenues, a lower mix of hardware sales and an excess and obsolete inventory adjustment in the prior year period, partially offset by higher compensation related expenses. System gross margins increased by 2.9 percentage points in the six months ended March 31, 2011 from the comparable period a year ago primarily as a result of a mix shift resulting in lower hardware revenues and higher software revenues, decrease in material costs due to the prior year excess and obsolete inventory adjustment, partially offset by an overall decrease in systems revenue.

•
Cost of services revenues and services gross margins — Cost of services revenues decreased by $0.7 million primarily as a result of decreased labor related expenses, partially offset by higher third party support and data fees. Services gross margins increased by 0.9 percentage points in the six months ended March 31, 2011 from the comparable period a year ago primarily as a result of increased services revenues as well as decreased compensation related expenses, partially offset by third party support and data fees.

Total operating expenses

The following table sets forth, for the periods indicated, operating expenses and the variance thereof (in thousands):

	Six Months Ended March 31,
	2011	2010	Variance $	Variance %
Sales and marketing	$28,345	$28,554	$(209)	(0.7)%
Product development	17,598	17,366	232	1.3%
General and administrative	16,115	12,529	3,586	28.6%
Depreciation and amortization	20,123	19,782	341	1.7%
Restructuring costs	21	1,974	(1,953)	(98.9)%
Total operating expenses	$82,202	$80,205	$1,997	2.5%

Total operating expenses increased by $2.0 million, or 2.5%, for the six months ended March 31, 2011, compared to the six months ended March 31, 2010. The increase was driven primarily by an increase in acquisition-related and other strategic initiative costs, compensation related expenses as well as legal costs in conjunction with the amendment of our senior secured credit facilities and IAP litigation, partially offset by a decrease in restructuring costs and outside services.

•
Sales and marketing —Sales and marketing expenses decreased by $0.2 million, or 0.7%, for the six months ended March 31, 2011 compared to the six months ended March 31, 2010. The decrease was primarily the result of $0.3 million in outside services and $0.2 million in compensation related expenses, partially offset by an increase of $0.2 million of travel related expenses and $0.1 million in marketing related expenses.

•
Product development —Product development expenses increased by $0.2 million, or 1.3%, for the six months ended March 31, 2011 compared to the six months ended March 31, 2010. The increase was primarily the result of a $0.2 million increase in compensation related costs.

•
General and administrative —General and administrative expenses increased by $3.6 million, or 28.6%, for the six months ended March 31, 2011 compared to the six months ended March 31, 2010. The increase is primarily the result of $2.4 million in acquisition related costs and other strategic initiatives, $0.7 million in compensation and employee related expenses and $1.0 million in one-time legal fees in conjunction with the amendment of our senior secured credit facilities as well as the IAP litigation, partially offset by a decrease of $0.4 million in outside services and $0.1 million in travel related costs.

•
Depreciation and amortization —Depreciation and amortization expense was $20.1 million for the six months ended March 31, 2011 compared to $19.8 million for the six months ended March 31, 2010. The increase was primarily a result of an increase in purchases of property and equipment compared to the prior year. Depreciation and amortization is not allocated to our segments.

•
Restructuring costs — During the six months ended March 31, 2011, we did not have significant restructuring related charges, however during the six months ended March 31, 2010, our management approved restructuring actions primarily related to eliminating certain employee positions and consolidating certain excess facilities with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams. During the six months ended March 31, 2010, we recorded restructuring charges of approximately $2.0 million, respectively. See Note 7 to our unaudited condensed consolidated financial statements.

Interest expense

Interest expense for the six months ended March 31, 2011 and 2010 was $17.8 million and $15.7 million, respectively. The increase in interest expense was primarily a result of the amendment of our revolving credit facility, which resulted in higher interest rates, partially offset by the reduction in our outstanding debt as a result of principal payments made in the past twelve months totaling approximately $10.1 million.

Other income, net

Other income for the six months ended March 31, 2011 was income of $0.2 million compared to $0.4 million in the six months ended March 31, 2010. The decrease was primarily a result of a decrease in foreign currency gains during the six months ended March 31, 2011 compared to the prior period as well as a loss on dissolution of a subsidiary with cumulative translation losses of $1.4 million during the six months ended March 31, 2011, partially offset by $1.5 million related to a dividend from our joint venture, Internet Autoparts, Inc.

Income tax expense

We recognized income tax expense of $6.8 million, or 55.5% of pre-tax income, for the six months ended March 31, 2011 compared to income tax expense of $5.6 million, or 39.8% of pre-tax income from continuing operations, in the comparable period in 2010. During the six months ended March 31, 2011, the increase in income tax expense is due primarily to approximately $2.0 million of income taxes recorded for discrete items incurred during the period, primarily related to repatriation of earnings from a foreign subsidiary and an increase in unrecognized tax benefits for uncertain tax positions, partially offset by a release from our valuation allowance. Our effective tax rate for the six months ended March 31, 2011 differed from the statutory rate primarily due to the cost of repatriation of earnings from a foreign subsidiary and state taxes, net of U.S. federal income tax benefit. See Note 5 to our unaudited condensed consolidated financial statements for additional information about income taxes.
Contribution Margin

Contribution margin for the six months ended March 31, 2011 and 2010 is as follows (in thousands):

	Six Months Ended March 31,
	2011	2010	Variance $	Variance %
Retail Distribution Group	$32,818	$34,135	$(1,317)	(3.9)%
Wholesale Distribution Group	34,041	31,139	2,902	9.3%
Total contribution margin	$66,859	$65,274	$1,585	2.4%

•
Retail Distribution Group contribution margin — The contribution margin for Retail Distribution Group decreased by $1.3 million. Gross margins were $1.9 million lower primarily as a result of lower gross margins on lower systems revenue, a lower mix of hardware sales, as well as lower compensation related costs. Sales and marketing expenses decreased by $0.7 million primarily as a result of lower commissions, partially offset by an increase in marketing related expenses. Product development expenses increased by $0.1 million primarily as a result of higher compensation related expenses

•
Wholesale Distribution Group contribution margin — The contribution margin for Wholesale Distribution Group increased by $2.9 million. Gross margins were $4.2 million higher as a result of higher gross margins on higher systems and services revenues. Sales and marketing expenses increased by $1.1 million primarily as a result of an increase in compensation and employee related expenses, partially offset by a decrease in marketing related expenses and bad debt expense. Product development expenses increased by $0.2 million primarily as a result of higher compensation related expenses and outside services.

The reconciliation of total segment contribution margin to our income from continuing operations before income taxes is as follows (in thousands):

	Six Months Ended March 31,
	2011	2010
Segment contribution margin	$66,859	$65,274
Corporate and unallocated costs	(14,998)	(12,151)
Stock-based compensation expense	(1,880)	(1,906)
Depreciation and amortization	(20,123)	(19,782)
Restructuring costs	(21)	(1,974)
Interest expense	(17,786)	(15,703)
Other income, net	220	431
Income from continuing operations before income taxes	$12,271	$14,189
Liquidity and Capital Resources

Overview

Our principal liquidity requirements are for debt service, capital expenditures and working capital. Our ability to service our indebtedness will depend on our ability to generate cash in the future.

Our cash and cash equivalents balance at March 31, 2011 was $89.0 million. As of March 31, 2011, we had $496.8 million in outstanding indebtedness comprised primarily of $382.5 million aggregate principal amount of senior secured term loans (including an incremental term loan) due 2013 and 2016 pursuant to our senior secured credit agreement and $114.3 million aggregate principal amount of senior subordinated notes due 2016.

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

Our senior secured credit agreement provides for (i) a seven-year term loan in the amount of $390.0 million, and (ii) a five-year revolving credit facility that permits loans in an aggregate amount of up to $40.0 million, which includes a $20.0 million letter of credit sublimit and a $20.0 million swing line sublimit. In addition, subject to certain terms and conditions, the senior secured credit agreement provides for one or more uncommitted incremental term loans and/or revolving credit facilities in an aggregate amount not to exceed $75.0 million, of which in August 2007 we borrowed an incremental term loan of the entire $75.0 million. The extended term loans and the portion of non-extended term loans that relate to the original term loan of $390.0 million amortize at 0.25% per quarter with the final balance of the non-extended term loans, $96.8 million, payable on May 2, 2013 and the final balance of the extended term loans, $260.6 million, payable on February 2, 2016. Any prepayments of principal will reduce the quarterly payments due, therefore after consideration of the $2.6 million mandatory payment we made during the six months ended March 31, 2011 our first quarterly payment will be due in June 2011. The portion of the non-extended term loans that relate to the incremental term loan of $75.0 million will be payable in full on May 2, 2013. The principal amounts outstanding under the non-extended revolving commitments are due and payable in full on May 2, 2011, and amounts outstanding under the extended revolving commitments are due and payable in full on May 2, 2013. As of March 31, 2011, there were no amounts outstanding under our revolving credit line.

We may be required each year, generally concurrent with the filing of our Annual Report on Form 10-K, to make a mandatory principal prepayment for the preceding fiscal year towards term loans equal to a specified percentage of excess cash flow depending on our actually attained ratio of consolidated total debt to EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the senior subordinated notes and our senior secured credit facilities), all as defined in the senior secured credit agreement. Any mandatory prepayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year. For the period ended September 30, 2006 and for the years ended September 30, 2007, 2008, 2009 and 2010, we repaid $1.9 million, $25.2 million, $15.8 million, $23.5 million and $13.5 million, respectively, in principal towards the term loans. After consideration of our voluntary prepayments made in fiscal year 2010, we had a remaining mandatory principal repayment due for fiscal year 2010 of approximately $2.6 million. During the six months ended March 31, 2011, we proceeded with the $2.6 million mandatory payment. Any future excess cash flow- based payments will be dependent upon our attained ratio of consolidated total debt to adjusted EBITDA, upon us generating excess cash flow, and/or upon us making voluntary prepayments, all as defined in the senior secured credit agreement.

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

The capital and credit markets have been experiencing extreme volatility and disruption during the past several years. These market conditions have, to a degree, affected our ability to borrow under our senior secured credit facilities. In September 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”) and on November 1, 2009, CIT Group Inc. (“CIT”), filed petitions under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. In December 2009, CIT confirmed that it had emerged from bankruptcy. A Lehman Brothers subsidiary, Lehman Commercial Paper Inc. (“Lehman CPI”) and a CIT subsidiary, The CIT Group/Equipment Financing, Inc. (“CIT Financing”), are lenders under our senior secured credit agreement, having provided commitments of $7.0 million and $7.5 million, respectively, under the revolving credit facility, of which no amounts were outstanding as of March 31, 2011. In October 2010, we attempted to draw down on their commitment and CIT Financing participated in our request for funding while Lehman CPI did not. As a result, depending upon whether Lehman CPI will participate in any future requests for funding or whether another lender assumes their commitment, our revolving line of credit is effectively reduced from $40.0 million to $33.0 million.

 The borrowings under the senior secured credit agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank Trust Company Americas, and (2) the federal funds rate plus 0.50%; or (b) a reserve adjusted Eurocurrency rate on deposits for periods of one-, two-, three-, or six-months (or, to the extent agreed to by each applicable lender, nine- or twelve-months or less than one month). The initial applicable margin for the borrowings is:

•	under the non-extended term loan, 1.00% with respect to base rate borrowings and 2.00% with respect to Eurocurrency rate borrowings (for a total interet rate of 2.31% as of March 31, 2011);

•
under the non-extended incremental term loan, 1.50% with respect to base rate borrowings and 2.50% with respect to Eurocurrency rate borrowings (for a total interest rate of 2.81% as of March 31, 2011);

•	under the extended term loan, 3.50% with respect to base rate borrowings and 4.50% with respect to Eurocurrency rate borrowings (for a total interest rate of 4.81% as of March 31, 2011);

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

In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate for both extended revolving commitments and non-extended revolving commitments is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. As of March 31, 2011, our commitment fee was 0.375% per annum. We must also pay customary letter of credit fees for issued and outstanding letters of credit. As of March 31, 2011, we had $0.1 million of letters of credit issued and outstanding.

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

Derivative Instruments and Hedging Activities

Our objective in using interest rate swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At the time we entered into the senior secured credit agreement, we entered into four interest rate swaps to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2007, 2008 and 2009, interest rate swaps with a notional amount of $25.0 million, $30.0 million and $50.0 million, respectively, matured. As of March 31, 2011, we had an outstanding interest rate swap with a notional amount of $140.0 million. As of and for the six months ended March 31, 2011, there is no cumulative ineffectiveness related to this interest rate swap.

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

During fiscal year 2009, we repurchased approximately $60.7 million in face value of our senior subordinated notes in open market transactions for an aggregate purchase price of approximately $41.1 million (including accrued interest). The repurchased notes have been retired. As a result of these repurchases, senior subordinated notes representing $114.3 million in principal amount were outstanding as of March 31, 2011. There were no repurchases of notes during the six months ended March 31, 2011 and 2010.

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

The terms of the senior secured credit agreement and the indenture governing the senior subordinated notes restrict certain activities by us, the most significant of which include limitations on additional indebtedness, liens, guarantees, payment or declaration of dividends, sale of assets and transactions with affiliates. In addition, the senior secured credit agreement requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The senior secured credit agreement and the indenture also contain certain customary affirmative covenants and events of default. At March 31, 2011, we were in compliance with all of the covenants under the senior secured credit agreement and the indenture.

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

Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010

Our net cash provided by operating activities from continuing operations for the six months ended March 31, 2011 and 2010 was $28.8 million and $22.8 million, respectively. As compared to the prior year, the increase was largely attributable to additional cash provided by accrued expenses and other liabilities of $10.6 million, accounts receivable of $4.5 million and inventories of $2.3 million and allowance for doubtful accounts of $0.4 million, partially offset by a decrease in net income from continuing operations (adjusted for higher amortization of intangibles in the current year) as well as an additional use of cash of $4.5 million for accounts payable, $2.4 million for deferred revenue, $1.9 million for deferred income taxes and $0.2 million for prepaid expenses and other assets.

Our investing activities used net cash of $9.0 million and $7.7 million during the six months ended March 31, 2011 and 2010, respectively. The increase in cash used in investing activities from the prior year was primarily due to an increase in purchases of property and equipment. We purchased property and equipment of $3.6 million and $2.2 million for the six months ended March 31, 2011 and 2010, respectively and capitalized computer software and database development costs of $5.4 million for both the six months ended March 31, 2011 and 2010.

Our financing activities used net cash of $5.2 million and $16.0 million for the six months ended March 31, 2011 and 2010, respectively. The decrease in cash used in financing activities was primarily due to payments on our current and long-term debt of $2.6 million during the six months ended March 31, 2011 compared to $16.0 million during the six months ended March 31, 2010, partially offset by the payment of $2.6 million of deferred financing fees during the six months ended March 31, 2011.

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

The following is a reconciliation of net income, which is a GAAP measure of our operating results, to adjusted EBITDA (as described in our senior secured credit agreement and the indenture governing our senior subordinated notes, including related calculations) for the twelve months ended March 31, 2011 and 2010 (in thousands).

	Twelve Months Ended March 31,
	2011	2010
Net income	$21,515	$10,953
Acquisition costs	4,837	522
Adjusted net income	26,352	11,475
Interest expense	33,433	34,004
Income tax expense and other income-based taxes	15,842	17,681
Depreciation and amortization	39,966	39,463
Gain on asset sales, net of tax	(6,178)	—
Gain on retirement of debt	—	(4,631)
Non-cash charges (dissolution of wholly owned subsidiary, impairment charges and stock-based compensation expense)	5,158	11,143
Non-recurring cash charges and restructuring charges	2,584	3,519
Deferred compensation payments	265	291
Sponsor payments	87	157
Foreign exchange gain	(546)	(653)
Disposed of EBITDA from sale of our productivity tools business	385	(2,369)
Adjusted EBITDA	$117,348	$110,080

Our financial covenant requirements and ratios as of March 31, 2011 were as follows:

	Covenant Requirements	Our Ratio
Senior Secured Credit Agreement (1)
Maximum consolidated total debt to adjusted EBITDA ratio	4.25x	3.54
Minimum adjusted EBITDA to consolidated interest expense	2.75x	3.78

Senior Subordinated Notes (2)
Minimum adjusted EBITDA to fixed charges ratio required to incur additional indebtedness pursuant to ratio provisions	2.00x	3.78
__________________________________________

(1)
Our senior secured credit agreement currently requires us to maintain a consolidated total debt to adjusted EBITDA ratio of a maximum of 4.25x; however, this ratio is lowered to a maximum of 4.00x by the end of the quarter ending December 31, 2011 and 3.75x by the end of the quarter ending March 31, 2013. Consolidated total debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $7.5 million. As of March 31, 2011, our consolidated total debt was $415.3 million, consisting of total debt other than certain indebtedness totaling $496.8 million, net of cash and cash equivalents in excess of $7.5 million totaling $81.5 million. We are also required to maintain an adjusted EBITDA to consolidated interest expense ratio of 2.75x as of the quarter ended March 31, 2011. Consolidated interest expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated. This would also constitute a default under the indenture governing the senior subordinated notes.

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

Recently Issued Accounting Pronouncements

See Note 2 — Recently Issued Accounting Pronouncements to our unaudited condensed consolidated financial statements.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Historically, our exposure to market risk for changes in interest rates relates primarily to our short and long-term debt obligations. At March 31, 2011, pursuant to our senior secured credit agreement, we had $109.3 million and $273.2 million aggregate principal amount outstanding of term loans due 2013 and 2016, respectively, and $114.3 million of 9.5% senior subordinated notes due 2016. The term loans bear interest at floating rates. In May 2006, we entered into four interest rate swaps to manage and reduce the risk inherent in interest rate fluctuations and to effectively convert a notional amount of $245.0 million of floating rate debt to fixed rate debt. In November 2009, 2008 and 2007, interest rate swaps with a notional amount of $50.0 million, $30.0 million and $25.0 million, respectively, matured. As of March 31, 2011, we had an outstanding interest rate swap with a notional amount of $140.0 million. Giving effect to the interest rate swap, a 0.25% increase in floating rates would increase our interest expense by $0.4 million annually. See “Derivative Instruments and Hedging Activities” under Note 3 to our unaudited condensed consolidated financial statements, which section is incorporated herein by reference.

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

We monitor our foreign currency exposure and, from time to time, will attempt to reduce our exposure through hedging. At March 31, 2011, we had no foreign currency contracts outstanding.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC in its rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the six months ended March 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 12, 2010, Internet Autoparts, Inc. (“IAP”) filed a complaint in the District Court of Travis County, Texas (the “District Court”) against Activant Solutions Inc. (“Activant”). In the complaint, IAP alleged that we aided and abetted breaches  of fiduciary duties by our appointee directors of IAP, and that we tortiously interfered with a contractual relationship of IAP by licensing catalogs and catalog services to General Parts, Inc. (“GPI”), which then allegedly used such catalogs and services to breach a covenant not to compete in IAP's stockholders agreement. Both Activant and GPI are parties to IAP's stockholders agreement. IAP sought to recover unspecified damages, including punitive damages, consequential or special damages, interest and any other relief to which it may be entitled.
On August 6, 2010, Activant answered IAP's complaint and filed a motion to dismiss or stay IAP's lawsuit in favor of arbitration. On August 6, 2010, Activant also filed a demand for arbitration against IAP with the American Arbitration Association (“AAA”), seeking a declaratory judgment that Activant's contracts with IAP expressly permit Activant to license catalogs and catalog services to GPI, as well as certain royalties that Activant claims IAP owes to Activant.
On September 16, 2010, the District Court abated IAP's lawsuit in favor of arbitration.  IAP then filed an amended answering statement with the AAA and asserted as counterclaims the same claims that it had originally filed in the District Court.
On January 17, 2011, Activant filed a motion for partial summary judgment requesting that the arbitration panel dismiss all of IAP's claims against Activant. The arbitration panel held a hearing on Activant's summary judgment motion on February 14, 2011, and on February 22, 2011, the panel granted Activant's summary judgment motion, thereby dismissing all of IAP's claims against Activant. Activant's affirmative claims against IAP remain pending, and Activant expects that there will be a hearing on the merits of its claims against IAP during the summer of 2011.
Although we intend to continue to litigate Activant's claim against IAP vigorously, there can be no assurance that we will be successful on the remaining claims in the arbitration or on any appeal by IAP. Even if we are successful, we may incur substantial legal fees and other costs in continuing to litigate the lawsuit and the efforts and attention of our management and technical personnel may be diverted, which could also have a material adverse effect on our business, financial condition, results of operations or cash flows. We own approximately 46% of the outstanding common stock of IAP and hold two of five seats on IAP's board of directors.

Item 1A — Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed with the SEC on December 14, 2010 (the “Annual Report”), includes a detailed discussion of our risk factors under the heading “Part I, Item 1A — Risk Factors.”  Set forth below are certain changes from the risk factors previously disclosed in our Annual Report.  You should carefully consider the risk factors discussed in this quarterly report and our Annual Report as well as the other information in this quarterly report. If any of the following risks or the risks discussed in the Annual Report occur, our business, financial condition, results of operations and future growth prospects could suffer.
Uncertainties on the part of our current or prospective customers and the distraction of our management and other personnel caused by our recently announced merger agreement with affiliates of the Apax Funds could negatively affect our business and adversely impact our results of operations.

On April 4, 2011, we announced the pending acquisition of our corporate parent, Activant Group Inc., and the simultaneous pending acquisition of Epicor Software Corporation (“Epicor”), by affiliates of funds advised by Apax Partners L.P. and Apax Partners LLP, (the “Apax Funds”) and the intention of the Apax Funds to combine us with Epicor. The pending acquisitions are expected to concurrently close in our fiscal third quarter of 2011. The process of completing this transaction and planning for the post-closing integration of the two companies may require significant monetary and personnel resources, which may be disruptive to our business. The announcement of the pending transaction may result in uncertainties on the part of our current and prospective customers and in the distraction of our management and other personnel from our normal activities. For the period prior to the closing of the transaction, and should the transaction not close as currently expected, our business and results of operations could be adversely impacted as a result of the pending transaction, including as a result of, among other things, the following significant challenges:

•	uncertainty among current and prospective customers with regard to the strategy of the combined company;

•	distraction of our management and other personnel; and

•	retention of key employees.

The impact of these uncertainties in our customer base cannot be predicted and may be very significant, including a reluctance on the part of current or prospective customers to acquire from us new systems or add-on products and associated services or to continue subscriptions to our services at their current levels or at all. We have spent and will continue to spend significant resources in conjunction with the pending transaction and integration of the two businesses. Failure to complete the transaction within the currently anticipated timeframe could negatively impact our business, results of operations and cash flows. Additionally, there can be no assurance that we will not incur material charges in future quarters to reflect additional costs associated with this pending merger and integration.

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

ACTIVANT SOLUTIONS INC.
Date: April 28, 2011	By: /s/ KATHLEEN M. CRUSCO
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